Form 10-Q
period 2000-06-30
TRANSGENOMIC INC
filed 2000-08-29
CIK 1043961

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

/x/  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 2000 or

/ /  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from                to

Commission file number: 000-30975

TRANSGENOMIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	911789357 (I.R.S. Employer Identification No.)
5600 South 42nd Street, Omaha, Nebraska (Address of principal executive offices)	68102 (Zip Code)

(402) 733-2829
(Registrant's telephone number, including area code)

    Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    The number of shares of common stock outstanding at August 18, 2000 was 21,317,847.

TRANSGENOMIC INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

Transgenomic, Inc and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 1999	June 30, 2000
ASSETS
Current Assets
Cash & Cash Equivalents	$153,336	$15,909
Accounts Receivable—Net	6,199,059	4,589,191
Inventories	3,918,866	2,090,993
Prepaid Expenses and Other Current Assets	623,461	1,611,227
Notes Receivable	—	2,000,000

Total Current Assets	10,894,722	10,307,320
Property & Equipment
Equipment	4,695,785	3,922,461
Furniture & Fixtures	1,567,370	1,086,979

Total Property & Equipment	6,263,155	5,009,440
Less: Accumulated Depreciation	3,682,016	1,898,063

Net Property & Equipment	2,581,139	3,111,377

Intangible Assets	2,690,608	852,744
Demonstration Inventory	2,124,159	163,032
Other Assets	1,672,882	1,538,583

Total Assets	$19,963,510	$15,973,056

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes Payable—Bank	$4,340,000	$2,480,000
Current Portion of Notes Payable—Other	579,724	204,000
Accounts Payable	2,827,186	4,618,818
Accrued Expenses	1,778,090	1,942,921
Deferred Gain on Sale of Assets	—	940,829

Total Current Liabilities	9,525,000	10,186,568
Long-Term Liabilities
Notes Payable—Other, Less Current Maturies	116,958	—
Convertible Notes Payable	12,421,010	13,072,677
Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred Stock $.01 Par Value, 15,000,000 Shares Authorized, None Outstanding	—	—
Common Stock $.01 Par Value, 60,000,000 Shares Authorized, 13,000,000 and 13,025,000 issued and outstanding in 1999 and 2000	130,000	130,250
Additional Paid-in Capital	10,231,595	11,723,578
Deferred Stock Based Compensation	(112,500)	(604,240)
Accumulated Other Comprehensive Income (Loss)	(4,478)	19,672
Accumulated Deficit	(12,344,075)	(18,555,449)

Total Stockholders' Equity (Deficit)	(2,099,458)	(7,286,189)

Total Liabilities and Stockholders' Equity (Deficit)	$19,963,510	$15,973,056

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	2000	1999	2000
Net Sales	$6,080,206	$5,592,605	$11,307,667	$12,536,353
Cost of Goods sold	3,179,249	2,681,002	5,882,857	6,511,520

Gross Profit	2,900,957	2,911,603	5,424,810	6,024,833
Operating Expenses:
Selling, General and Administrative	2,733,865	3,282,988	5,715,548	6,821,919
Research and Development	1,378,841	1,858,243	2,455,508	3,751,825
Stock Based Compensation Expense	—	40,834	—	750,493

	4,112,706	5,182,065	8,171,056	11,324,237
Loss From Operations	(1,211,749)	(2,270,462)	(2,746,246)	(5,299,404)
Other Income (Expense), Net	(305,719)	(443,002)	(383,870)	(911,970)

Loss Before Income Taxes	(1,517,468)	(2,713,464)	(3,130,116)	(6,211,374)
Income Tax Expense	2,495,227	—	1,860,639	—

Net Loss	$(4,012,695)	$(2,713,464)	$(4,990,755)	$(6,211,374)

Shares Used in Net Loss Per Common Share Calculations—Basic and Diluted	13,000,000	13,025,000	13,000,000	13,016,667
Net Loss Per Common Share—Basic and Diluted	$(0.31)	$(0.21)	$(0.38)	$(0.48)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended June 30,
	1999	2000
Cash Flows from Operating Activities
Net Loss	$(4,990,755)	$(6,211,374)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation & Amortization	428,226	861,656
(Gain) Loss on Sale of Assets	(18,240)	4,200
Accrued Interest on Convertible Notes	298,667	559,999
Non Cash Compensation Expense	—	750,493
Amortization of Deferred Financing Costs	48,890	91,668
Deferred Tax Assets	1,860,639	—
Changes in Operating Assets and Liabilities Net of Acquisitions and Dispositions:
Accounts Receivable	(1,878,403)	1,437,400
Inventories	(1,480,670)	381,157
Prepaid Expenses	(41,395)	(795,594)
Other Assets and Liabilities	—	36,115
Accounts Payable	(249,498)	2,402,906
Accrued Expenses	294,236	(319,952)

Net Cash Flows from Operating Activities	(5,728,303)	(801,326)
Cash Flows from Investing Activities
Purchase of Property & Equipment	(551,230)	(735,643)
Proceeds from Asset Sales	19,500	3,656,569
Increase in Other Long-Term Assets	(1,484,783)	(131,999)

Net Cash Flows from Investing Activities	(2,016,513)	2,788,927
Cash Flows from Financing Activities
Net Change in Note Payable—Bank	(950,000)	(1,860,000)
Proceeds from Notes Payable—Other	12,000,000	204,000
Deferred Financing Costs	(546,251)	—
Payments on Notes Payable—Other	(210,970)	(696,682)
Proceeds from Stock Issuance	—	250,000

Net Cash Flows from Financing Activities	10,292,779	(2,102,682)
Effect of Foreign Currency Exchange Rates on Cash	(10,608)	(22,346)

Net Change in Cash and Cash Equivalents	2,537,355	(137,427)
Cash and Cash Equivalents at Beginning of Period	187,455	153,336

Cash and Cash Equivalents at End of Period	$2,724,810	$15,909

Non-Cash Financing Activity:
Exchange of Note Receivable for Intellectual Property	$1,085,931	—

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

A. CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 that are included in the Company's Registration Statement on Form S-1 (SEC Registration No. 333-32174).

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS No. 133). This statement, which is effective for fiscal years beginning after June 15, 2000, requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Management is in the process of determining the effect, if any, SFAS No. 133 will have on our financial statements.

B. INVENTORIES

    At December 31, 1999 and June 30, 2000 inventories consist of the following:

	1999	2000
Finished goods	$157,216	$485,632
Raw materials and work in progress	2,786,958	1,293,286
Demonstration inventory	3,098,851	475,107

	6,043,025	2,254,025
Less: Long-term demonstration inventory	(2,124,159)	(163,032)

	$3,918,866	$2,090,993

    During the six months ended June 30, 2000, the Company reclassified demonstration inventory of approximately $1.0 million to property and equipment.

C. NOTES PAYABLE

    On February 10, 2000 the Company borrowed approximately $204,000 from a director and principal stockholder. The promissory note has an interest rate of 9.75% per annum and was repaid on August 10, 2000.

    The Company was required to comply with restrictive covenants in connection with its note payable—bank and certain installment notes payable to a separate bank. As of June 30, 2000, the Company was not in compliance with covenants associated with its note payable—bank, but subsequently received a waiver from the bank for the covenant violations as of June 30, 2000. On July 21, 2000 the Company paid in full the outstanding balances plus accrued interest for these notes with the proceeds received from its' initial public offering.

D. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

    Stockholders' Equity.  On March 30, 2000, the Company's stockholders approved an increase in the number of authorized common shares to 60,000,000.

    In March 2000, the Company issued 25,000 common shares at $10.00 per share to an individual who was subsequently elected to the Company's Board of Directors.

    Other Comprehensive Income.  Results of operations for the Company's foreign subsidiary are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. These translation adjustments are the Company's only component of other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000
Net Loss	$(4,012,695)	$(2,713,464)	$(4,990,775)	$(6,211,374)
Currency translation adjustments	(8,466)	1,021	(10,605)	24,150

Total Comprehensive Loss	$(4,021,161)	$(2,712,443)	$(5,001,380)	$(6,187,224)

    Stock Options.  On March 30, 2000, the Company's stockholders approved an amendment to the 1997 Stock Option Plan to increase the number of shares for which common stock options can be granted to 6,000,000. During the second quarter of fiscal 2000, the Company granted 97,500 options with exercise prices of $13.00 per share. During the first quarter of fiscal 2000, the Company granted 364,000 options, including 59,500 options with exercise prices at $5.00 per share and recorded $297,500 in deferred compensation in connection with these grants representing the difference between the exercise price of the options granted and the deemed fair value of the common stock at the date of grant. These amounts, along with $112,500 of deferred compensation recorded at December 31, 1999, are being amortized by charges to operations over the vesting periods of the individual stock options using the straight-line method. Such amortization expense amounted to approximately $20,000 for the second quarter and $40,000 for the six months ended June 30, 2000.

    In connection with the sale of the Company's non-life science instrument product line, the Company accelerated the vesting of 71,700 options, which would have otherwise been forfeited. Compensation expense of approximately $574,000 was recorded for these options during the first quarter of 2000, representing the difference between the exercise price of the options and the deemed fair value of the common stock at the date the vesting was accelerated. In addition, 218,700 options were forfeited as a result of the sale.

    The Company granted 128,000 options to non-employees under consulting and other service agreements during the first quarter of fiscal 2000. The Company recorded approximately $100,000 of compensation expense and $271,000 of deferred compensation associated with these grants, which is being amortized over the respective service periods using the graded vesting method, which is an accelerated method of amortization. These expense amounts were calculated using the Black-Scholes option pricing model with the following assumptions: no common stock dividends, risk-free interest rates of 6.30% to 6.57%, volatility of 35%, and an expected option life of 1 to 5 years. Such amortization expense amounted to approximately $20,000 for the second quarter and $40,000 for the six months ended June 30, 2000.

    The following table summarizes activity under the 1997 Stock Option Plan during the six months ended June 30, 2000.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 1999	3,537,750	$5.00
Granted	461,500	11.06
Canceled	(316,200)	5.13

Balance at June 30, 2000	3,683,050	$5.75

Exercisable at June 30, 2000	2,290,400	$5.33

    The weighted average fair value of options granted was $6.04 for the first six months of fiscal 2000. At June 30, 2000, the weighted average remaining contractual life of options outstanding was 7.6 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first six months of fiscal 2000: no common stock dividends; risk-free interest rates ranging from 6.44% to 6.53%, 35% volatility; and an expected option life ranging from 1 to 6.5 years. Pro forma net income and income per share for the six months ended June 30, 2000, assuming compensation expense for the Stock Option Plan had been determined under SFAS 123, is as follows:

Six Months Ended June 30, 2000
Net Loss:
As reported	$(6,211,374)
Pro forma	$(7,016,621)
Basic and diluted loss per share:
As reported	$(0.48)
Pro forma	$(0.54)

E. INCOME TAXES

    Due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months or six months ended June 30, 2000, based on management's determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three months ended June 30, 1999, the Company established a valuation allowance offsetting previously recorded deferred tax assets. Management determined that, due to cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, it was more likely than not that such benefits would not be realized.

    As of December 31, 1999 and June 30, 2000, the Company had deferred tax assets of approximately $180,000. The net deferred tax asset at June 30, 2000 has been offset by a valuation allowance of approximately $6.9 million due to our cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

F. SALE OF PRODUCT LINE

    On May 19, 2000, the Company sold the assets related to its non-life sciences instrument product line to a company controlled by Stephen F. Dwyer, a director and principal stockholder of the Company, for a total adjusted purchase price of $5.65 million plus reimbursement by the purchaser of approximately $400,000 of expenses paid by the Company in connection with this product line since March 31 2000. The effective date of the transaction was April 1, 2000. Approximately $3.65 million of the purchase price was paid in cash and $2.0 million was paid with an interest-bearing promissory note due on December 30, 2000. The note bears interest at 8.75%. The purchaser financed the cash portion of the purchase price for these assets plus initial working capital needs with borrowings of approximately $4.6 million obtained from a bank. The Company acquired the notes evidencing these loans from the bank upon closing of its initial public offering on July 21, 2000 by paying to the bank an amount equal to the entire principal balance of the notes plus accrued and unpaid interest. The acquired notes mature on December 30, 2000, and bear interest at a rate of 8.75% per annum. A total of 1,200,000 shares of the Company's common stock owned by Mr. Dwyer is pledged as security for the notes and is held in an escrow account. The Company anticipates that it will exercise its right to cause these shares to be sold in order to pay principal and interest on the notes when due, subject to Mr. Dwyer's lock-up agreement signed in connection with the Company's initial public offering.

    The net assets sold and their book values as of April 1, 2000 are as follows:

Inventories	$2,485,722
Property, net	510,410
Other assets	1,839,611
Accrued liabilities	(124,203)

Net assets sold	$4,711,540

    The Company expects to realize an after-tax gain on the sale of these assets of approximately $750,000. The Company has deferred recognition of the gain on the sale until the earlier of (i) the repayment of the notes in full or (ii) the release of the 1,200,000 shares from the lock-up agreement.

    The Company's unaudited pro forma results of operations for the three months and six months ended June 30, 2000 and 1999, assuming the sale of the non-life sciences instrument product line occurred as of the beginning of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000
Net Sales	$3,470,102	$5,592,604	$6,186,733	$10,365,678
Net Loss	$(4,315,259)	$(2,713,465)	$(5,653,095)	$(5,540,948)
Basic and diluted loss per share	$(0.33)	$(0.21)	$(0.43)	$(0.43)

G. SUBSEQUENT EVENTS

    On July 21, 2000, the Company issued 5,152,000 shares of common stock in its initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, the Company received net proceeds of approximately $69.9 million from this offering. In addition, the holder of a warrant to purchase 300,000 shares of common stock exercised the warrant at the time of our initial public offering providing an additional $1.5 million in cash.

    Approximately $3.5 million of the net proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the company owned by one of the Company's directors that purchased the assets of the Company's non-life sciences product line in May 2000. The remaining proceeds will be used for general corporate purposes or are currently invested in short-term instruments.

    The Company's $12 million convertible notes, due 2002, provided that the Company could cause a mandatory conversion of the principal of, and accrued interest on, the notes into common stock of the Company at a conversion price of $5.00 per share upon the satisfaction of certain conditions. On August 14, 2000, the Company's Board of Directors authorized the Company to convert the notes into common stock upon meeting the required conditions. On August 15, 2000, such conditions were met, and the notes were converted into 2,750,906 shares of common stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with our consolidated financial statements and notes included elsewhere in this filing.

Overview

    We provide innovative tools for DNA separation and analysis to researchers seeking to discover and understand variations in the human genetic code and the relationship of these variations to disease. Our WAVE® System is a versatile system that can be used for mutation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. Our business plan is to focus on the genomics segment of the life sciences industry and the development, marketing and support of our proprietary technology for the automated separation and analysis of DNA.

    Revenues for our life sciences products are generated from the sale of our principal product, the WAVE® System, and associated consumable products and reagents. Through June 30, 2000, we have sold over 300 WAVE® Systems to major academic research centers and commercial biopharmaceutical companies in 20 countries. Revenues from the sale of consumable products in 1999 and the first six months of 2000 have represented more than 20% of our net sales derived from our life sciences business. We expect that over the next five years, sales from consumable products will increase as a percentage of our net sales.

    Before July 1, 1997, we manufactured and sold instruments and other products used in the non-life sciences instrumentation industry through our predecessor company, CETAC Holding Company, Inc. and its subsidiaries. On July 1, 1997, we merged these companies into Transgenomic, Inc., a new Delaware corporation, for the purpose of developing, manufacturing and selling our new life sciences product line in addition to continuing to manufacture and market our existing non-life sciences products. In 1999, we decided to focus our resources on our life sciences product line. Accordingly, during the second quarter of 2000 we sold the assets related to our non-life sciences instrument products. These assets consisted of inventory, property, plant and equipment, patents, other intellectual property rights and a lease deposit, with an aggregate book value, net of $125,000 of accrued liabilities, of approximately $4.7 million as of April 1, 2000. Financial information for periods ending before the effective date of the sale, April 1, 2000, includes the results of our non-life science instrument product line. On July 21, 2000, we completed our initial public offering, selling 5,152,000 shares of common stock at $15.00 per share for net proceeds of approximately $69.9 million.

    Since our decision to focus on our life sciences products, we have incurred significant losses, and as of June 30, 2000, we had an accumulated deficit of $18.6 million. Our losses have resulted principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. We expect to continue to incur substantial research and development and selling, general and administrative costs as we continue to expand our operations.

Results of Operations

Three Months Ended June 30, 2000 and 1999

    Net Sales.  Net sales decreased 8%, from $6.1 million in 1999 to $5.6 million in 2000. The decrease was a direct result of the divestiture of our non-life science instrument product line. The effective date of this sale was April 1, 2000 and, as a result, we recorded no sales from these non-life science products after March 31, 2000. Sales of non-life science products in the second quarter of 1999 were approximately $2.6 million.

    Sales of our life sciences products increased 61%, from $3.5 million in 1999 to $5.6 million in 2000. Total revenues from sales of WAVE® Systems increased 49%, from $2.9 million in 1999 to $4.3 million in 2000. Life sciences consumable sales increased 122%, from $586,000 in 1999 to $1.3 million in 2000. Sales of consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis.

    Cost of Goods Sold.  Cost of goods sold decreased 16% from $3.2 million in 1999 to $2.7 million in 2000. This decrease was attributable to the sale of our non-life science instrument product line as of April 1, 2000. Cost of goods sold represented 48% of net sales in 2000, as compared to 52% in 1999. The decrease in cost of goods sold as a percent of sales is due to lower material costs for our life science instruments in 2000.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 20%, from $2.7 million in 1999 to $3.3 million in 2000. This increase is the result of higher personnel and personnel-related expenses due to the expansion of our staff. Average selling, general and administrative personnel counts increased 17% for the quarter from 86 in 1999 to 101 in 2000. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company.

    Research and Development Expenses.  Research and development expenses increased 35%, from $1.4 million in 1999 to $1.9 million in 2000. These expenses represented 23% of net sales in 1999 versus 33% of net sales in 2000. The increase as a percentage of net sales is due in part to the lower net sales during 2000 as a result of the sale of our non-life science product line. Virtually all of our research and development expenditures in 1999 and 2000 were related to the development of our WAVE® System and, therefore, the total amount of these expenditures was not materially affected by the sale of our non-life science product line. The increase in these expenses is attributable to an increase in our staff. Average research and development personnel count increased 10% for the quarter from 52 in 1999 to 57 in 2000. Compensation, benefits, hiring expenses and other direct personnel costs, plus costs of contracted services, accounted for approximately 40% of the total increase. The remaining increase is attributable to the costs associated with the expanded activities of the staff and increased depreciation and amortization. We expect research and development spending to increase significantly over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $41,000 in 2000. This expense reflects the amortization of deferred compensation related to stock options issued.

    Other Expenses.  Other expenses, which consist of net interest expense, increased from $306,000 in 1999 to $443,000 in 2000. The increase is related to additional interest expense on our working capital lending facility as the facility was more fully utilized in 2000 as compared to 1999.

    Income Taxes.  Income tax expense in 1999 was $2.5 million while in 2000 no income tax benefit was provided. The expense recorded in 1999 relates to the establishment of a valuation allowance against previously recorded deferred tax assets. No further tax benefit is being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Six Months Ended June 30, 2000 and 1999

    Net Sales.  Net sales increased 11%, from $11.3 million in 1999 to $12.5 million in 2000. Sales of our life sciences products increased 68%, from $6.2 million in 1999 to $10.4 million in 2000. Total revenues from sales of WAVE® Systems increased 62%, from $4.9 million in 1999 to $7.9 million in 2000. Life sciences consumable sales increased 89%, from $1.3 million in 1999 to $2.5 million in 2000. Sales of consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Sales of our non-life science instrument products decreased 58%, from $5.1 million in 1999 to $2.2 in 2000 due to the fact that we sold this product line effective April 1, 2000, therefore, no sales of these products were recorded after March 31, 2000.

    Cost of Goods Sold.  Cost of goods sold increased 11% from $5.9 million in 1999 to $6.5 million in 2000, representing 52% of net sales in 1999 and 2000. Cost of goods sold as a percent of sales is consistent from year to year. We anticipate that this percentage will improve in the future as consumables become a greater percentage of our revenues.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 19%, from $5.7 million in 1999 to $6.8 million in 2000. This increase is the result of additional personnel and personnel-related expenses. Average selling, general and administrative personnel counts increased 24% for the six months from 80 in 1999 to 99 in 2000. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company.

    Research and Development Expenses.  Research and development expenses increased 53%, from $2.5 million in 1999 to $3.8 million in 2000. These expenses represented 22% of net sales in 1999 versus 30% of net sales in 2000. The increase as a percentage of net sales is due in part to the lower net sales during the second quarter of 2000 as a result of the sale of our non-life science product line. Virtually all of our research and development expenditures in 1999, and all such expenditures in 2000, were related to the development of our WAVE® System and, therefore, the total amount of these expenditures was not materially affected by the sale of our non-life science product line. The increase in these expenses is attributable to an increase in our staff. Average research and development personnel count increased 27% in the six months from 45 in 1999 to 57 in 2000. Compensation, benefits, hiring expenses and other direct personnel costs, plus costs of contracted services, accounted for approximately 43% of the total increase. The remaining increase is attributable to the costs associated with the expanded activities of the staff and increased depreciation and amortization. We expect research and development spending to increase over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $750,000 in 2000. In connection with the sale of our non-life science instrument product line, the Company accelerated the vesting of 71,700 options, which would have otherwise been forfeited. Former employees who were associated with our non-life science product line held these options. The acceleration resulted in the recording of $574,000 of stock based compensation expense in the first quarter of 2000. The remaining expense is due to amortization of deferred compensation related to stock options issued.

    Other Expenses.  Other expenses, which consist of net interest expense, increased from $384,000 in 1999 to $912,000 in 2000. The increase is related to interest expense on our $12 million convertible notes that were issued in March 1999, and additional interest expense on our working capital lending facility.

    Income Taxes.  The income tax expense in 1999 was $1.9 million while in 2000 no income tax benefit was provided. The expense recorded in 1999 relates to the establishment of a valuation allowance against previously recorded deferred tax assets. No further tax benefit is being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

     We have experienced net losses and negative cash flows from operations during the past three years. As a result, we had an accumulated deficit of $18.6 million as of June 30, 2000. On July 21, 2000, we issued

5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, the holder of a warrant to purchase 300,000 shares of common stock exercised the warrant at the time of our initial public offering and this providing us with an additional $1.5 million in cash. As of December 31, 1999 and June 30, 2000, we had approximately $153,000 and $16,000, respectively, in cash and cash equivalents.

    On May 19, 2000 we sold the assets related to our non-life sciences instrument product line to a company controlled by Stephen F. Dwyer, a director and a principal stockholder of ours, for a total adjusted purchase price of $5.65 million plus reimbursement by the buyer of approximately $400,000 of expenses paid by us since March 31, 2000 in connection with this product line. Approximately $3.65 million was paid in cash at the closing of the sale and $2.0 million was paid with an interest-bearing promissory note due on December 30, 2000. The note bears interest at the rate of 8.75% per annum.

    The purchaser financed the cash portion of the purchase price for these assets plus initial working capital needs with borrowings of approximately $4.6 million obtained from a bank. We acquired the notes evidencing these loans from the bank upon closing of our initial public offering by paying to the bank an amount equal to the entire principal balance of the notes plus accrued and unpaid interest. The acquired notes mature on December 30, 2000, and bear interest at a rate of 8.75% per annum. A total of 1,200,000 shares of our common stock owned by Mr. Dwyer is pledged as security for the notes and is held in an escrow account. We anticipate that we will exercise our right to cause these shares to be sold in order to pay principal and interest on the notes when due, subject to Mr. Dwyer's lock-up agreement signed in connection with our initial public offering.

    Our operating activities resulted in net outflows of $5.7 million in the first six months of 1999 as compared to $800,000 in 2000. The operating cash outflows for this period resulted from significant investments in research and development, and sales and marketing, which resulted in operating losses. The operating cash outflows for the six months are significantly lower than those in the prior year. This improvement in operating cash flows was attained in part through increased accounts receivable collection efforts and by extending our average days to pay on accounts payable. We believe that our operating cash flows in the first half of 2000 may not be indicative of the operating cash flows in the future. Additionally, we may provide extended terms of payment in order to attract new customers. Accounts receivable balances subject to extended terms were approximately $216,000 as of December 31, 1999 and $153,000 as of June 30, 2000. Balances due more than one year from the balance sheet date were approximately $77,000 and $65,000, respectively.

    Net cash used in investing activities was $2.0 million for the six months ended June 30, 1999, compared to net cash provided by investing activities of $2.8 million in 2000. The improved investing cash flow in 2000 is the result of proceeds received on the sale of the assets of our non-life science instrument product line offset by investments in property and equipment.

    Net cash provided by financing activities was $10.3 million for the six months ended June 30, 1999, compared to an outflow of $2.1 million in 2000. The financing cash outflows in 2000 are the result of the repayment of $2.1 million of bank debt. The funds used for the repayment came from the proceeds of the sale of our non-life science instrument product line. The financing cash inflows in 1999 were due to the issuance of convertible notes that provided net proceeds of $11.4 million in March 1999, and net other borrowings.

    At June 30, 2000, we had outstanding borrowings under our revolving credit facility with First National Bank of Omaha of approximately $2.5 million. We subsequently borrowed $1.0 million from that bank to provide a working capital bridge loan prior to completion of our initial public offering. The outstanding principal and interest on both of these loans were paid out of the proceeds from our initial public offering on July 21, 2000.

    We also used approximately $4.6 million of the proceeds of our initial public offering for the acquisition of two notes evidencing loans made by a bank to the company that purchased the assets of our non-life sciences product line in May 2000. These notes are due and payable to us on December 30, 2000.

    Our capital expenditures budget for 2000 is approximately $5.0 million. Capital expenditures for the current year are expected to relate to facility and equipment improvements related to our life sciences business. Our capital requirements depend on a number of factors, including the level of our research and development activities, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors.

    Research and development expenses are budgeted at approximately $7.2 million for 2000. We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing and sales and customer support activities, and for other general corporate activities.

    We believe that our current cash balances, including the net proceeds from our initial public offering, will be sufficient to fund operations through at least fiscal year 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements.

Foreign Currency Rate Fluctuations

    Approximately 50% of our net sales have been to customers in the United States. While we do sell products in many foreign countries, most of these sales are completed by our wholly-owned subsidiary, Transgenomic, LTD., and are made in its' operating currency. Results of operations for the Company's foreign subsidiary are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. Management feels we do not have a material exposure to foreign currency rate fluctuations.

Forward-looking information

    This report contains a number of "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Many of these forward-looking statements refer to our plans, objective, expectations and intentions, as well as our future financial results. You can identify these forward-looking statements by forward-looking words such as "expects," anticipates," "intends," "plans," "may," "will," "believes," "seeks," "estimates," and similar expressions. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors would include the growth of the markets for DNA analysis technology, the acceptance of our technology by genomics researchers, our ability to continue to improve our products, the development of competing technologies, and our ability to protect our intellectual property rights.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is presented.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

    We are not a party to, and none of our assets or properties are subject to, any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

    (d) Registration Statements on Form S-1 (File Nos. 333-32174 and 333-41860) relating to our initial public offering of 5,152,000 shares of common stock were declared effective by the SEC on July 17, 2000 and July 20, 2000, respectively. The closing for our initial public offering was held on July 21, 2000 at which time all 5,152,000 shares were sold to the underwriters. All such shares were sold for our account. The managing underwriters for the offering were Chase Securities, Inc., Bear, Stearns & Co., Inc. and Dain Rauscher Incorporated.

    The aggregate offering price of the securities sold in our initial public offering, including the shares sold pursuant to the underwriters' over-allotment option, was $77,280,000. We paid underwriters' discounts and commissions of approximately $5.4 million and we paid other offering expenses of approximately $2.0 million. All amounts were paid from the gross offering proceeds to persons who are unaffiliated with us.

    The amount of net proceeds for our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. We expect to apply up to $5.0 million of the net proceeds of this offering for capital expenditures during 2000. We expect to use the remaining amount of the net offering proceeds for general working capital needs, including research and development and sales and marketing expenses. The amounts actually expended for each purpose may vary significantly depending upon many factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations. We have invested the unexpended net offering proceeds in short-term investment-grade, interest-bearing securities.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

(2)	Asset Purchase Agreement, dated May 16, 2000 between the Registrant and SD Acquisition Inc. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(3.1)
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(4)	Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(10.1)
Business Property Lease, dated April 20, 2000, between the Registrant and Todd Smith (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)

(10.2)
First Amendment to the Amended and Restated Loan Agreement, dated May 15, 2000, between the Registrant and First National Bank of Omaha (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(10.3)
Waiver Letter of First National Bank of Omaha dated May 15, 2000 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(10.4)
Takeout Agreement, dated May 19, 2000, between Registrant and Nebraska State Bank (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on June 14, 2000)
(27)	Financial Data Schedule

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the second quarter of 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
By:	/s/ WILLIAM P. RASMUSSEN William P. Rasmussen, Chief Financial Officer (authorized officer and principal financial officer)

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Liquidity and Capital Resources
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES