Form 10-Q
period 2000-09-30
TRANSGENOMIC INC
filed 2000-11-13
CIK 1043961

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-30975

TRANSGENOMIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	911789357 (I.R.S. Employer Identification No.)
12325 Emmett Street (Address of principal executive offices)	68164 (Zip Code)

(402) 452-5400
(Registrant's telephone number, including area code)

    Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock outstanding at October 27, 2000 was 21,436,840.

TRANSGENOMIC INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Transgenomic, Inc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2000	December 31, 1999
ASSETS
Current Assets
Cash & Cash Equivalents	$60,431,360	$153,336
Accounts Receivable—Net	5,466,184	6,199,059
Inventories	2,729,610	3,918,866
Prepaid Expenses and Other Current Assets	1,348,421	623,461
Notes Receivable from Related Party	6,807,072	—

Total Current Assets	76,782,647	10,894,722
Property & Equipment
Equipment	4,698,411	4,695,785
Furniture & Fixtures	1,175,586	1,567,370

Total Property & Equipment	5,873,997	6,263,155
Less: Accumulated Depreciation	2,276,388	3,682,016

Net Property & Equipment	3,597,609	2,581,139

Intangible Assets	819,914	2,690,608
Demonstration Inventory	163,032	2,124,159
Other Assets	2,097,325	1,672,882

Total Assets	$83,460,527	$19,963,510

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes Payable—Bank	$—	$4,340,000
Current Portion of Notes Payable—Other	—	579,724
Accounts Payable	3,660,900	2,827,186
Accrued Expenses	2,301,398	1,778,090
Deferred Gain on Sale of Assets	904,830	—

Total Current Liabilities	6,867,128	9,525,000
Long-Term Liabilities
Notes Payable—Other, Less Current Maturities	—	116,958
Convertible Notes Payable	—	12,421,010
Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred Stock $.01 Par Value, 15,000,000 Shares Authorized, None Outstanding	—	—
Common Stock $.01 Par Value, 60,000,000 Shares Authorized, 21,401,637 and 13,000,000 issued and outstanding in 2000 and 1999	214,029	130,000
Additional Paid-in Capital	97,692,116	10,231,595
Deferred Stock Based Compensation	(563,406)	(112,500)
Accumulated Other Comprehensive Income (Loss)	(116,452)	(4,478)
Accumulated Deficit	(20,632,888)	(12,344,075)

Total Stockholders' Equity (Deficit)	76,593,399	(2,099,458)

Total Liabilities and Stockholders' Equity (Deficit)	$83,460,527	$19,963,510

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net Sales	$6,249,368	$5,595,463	$18,785,721	$16,903,128
Cost of Goods sold	2,955,154	3,156,998	9,401,352	9,039,855

Gross Profit	3,294,214	2,438,465	9,384,369	7,863,273
Operating Expenses:
Selling, General and Administrative	3,474,975	2,815,521	10,362,474	8,531,069
Research and Development	1,898,263	1,684,404	5,650,088	4,139,911
Stock Based Compensation Expense	40,834	—	791,327	—

	5,414,072	4,499,925	16,803,889	12,670,980
Loss From Operations	(2,119,858)	(2,061,460)	(7,419,520)	(4,807,707)
Interest Expense	(874,229)	(409,138)	(1,776,110)	(885,072)
Interest Income	918,047	33,123	919,977	107,281
Other Income (Expense), net	(1,400)	350	(13,160)	18,256

	42,418	(375,665)	(869,293)	(759,535)
Loss Before Income Taxes	(2,077,440)	(2,437,125)	(8,288,813)	(5,567,242)
Income Tax Expense	—	—	—	1,860,639

Net Loss	$(2,077,440)	$(2,437,125)	$(8,288,813)	$(7,427,881)

Shares Used in Net Loss Per Common Share Calculations—Basic and Diluted	19,030,546	13,000,000	15,021,504	13,000,000
Net Loss Per Common Share—Basic and Diluted	$(0.11)	$(0.19)	$(0.55)	$(0.57)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash Flows from Operating Activities
Net Loss	$(8,288,813)	$(7,427,881)
Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Depreciation & Amortization	1,289,302	762,396
(Gain) Loss on Sale of Assets	4,200	(18,240)
Accrued Interest on Convertible Notes	1,415,258	578,666
Non Cash Compensation Expense	791,327	—
Amortization of Deferred Financing Costs	100,539	94,722
Deferred Tax Assets	—	1,834,390
Changes in Operating Assets and Liabilities Net of Acquisitions and Dispositions:
Accounts Receivable	448,837	(1,456,019)
Inventories	(279,540)	(1,303,149)
Prepaid Expenses	(346,204)	(89,592)
Other Assets and Liabilities	34,332	9,310
Accounts Payable	599,766	(334,809)
Accrued Expenses	536,569	397,983

Net Cash Flows from Operating Activities	(3,694,427)	(6,952,223)
Cash Flows from Investing Activities
Purchase of Property & Equipment	(1,629,734)	(1,221,269)
Increase in Notes Receivable	(4,807,072)	—
Proceeds from Asset Sales	3,620,570	19,500
Increase in Other Long-Term Assets	(669,855)	(1,584,480)

Net Cash Flows from Investing Activities	(3,486,091)	(2,786,249)
Cash Flows from Financing Activities
Net Change in Note Payable—Bank	(4,340,000)	830,000
Proceeds from Notes Payable—Other	204,000	12,000,000
Deferred Financing Costs	—	(587,612)
Payments on Notes Payable—Other	(900,682)	(319,125)
Net Proceeds from Stock Issuance	72,365,247	—

Net Cash Flows from Financing Activities	67,328,565	11,923,263
Effect of Foreign Currency Exchange Rates on Cash	129,977	(29,561)

Net Change in Cash and Cash Equivalents	60,278,024	2,155,230
Cash and Cash Equivalents at Beginning of Period	153,336	187,455

Cash and Cash Equivalents at End of Period	$60,431,360	$2,342,685

Non-Cash Financing Activity:
Exchange of Note Receivable for Intellectual Property	—	$1,085,931
Conversion of Notes Payable into Common Stock	$13,909,299	—

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(unaudited)

A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS No. 133). This statement, which is effective for the Company on January 1, 2001, requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Management does not believe the adoption of SFAS No. 133 will have a material effect on our financial statements.

B. INVENTORIES

    At September 30, 2000 and December 31, 1999 inventories consist of the following:

	2000	1999
Finished goods	$1,190,626	$157,216
Raw materials and work in progress	1,021,023	2,786,958
Demonstration inventory	680,993	3,098,851

	2,892,642	6,043,025
Less: Long-term demonstration inventory	(163,032)	(2,124,159)

	$2,729,610	$3,918,866

    During the nine months ended September 30, 2000, the Company reclassified demonstration inventory of approximately $1.0 million to property and equipment.

C. NOTES PAYABLE

    At December 31, 1999, Notes Payable consisted of borrowings against a revolving line of credit and other installment notes. On July 21, 2000, the Company paid in full the outstanding balances plus accrued interest for these notes with the proceeds received from its initial public offering.

    On February 10, 2000, the Company borrowed approximately $204,000 from a director and principal stockholder. The promissory note had an interest rate of 9.75% per annum and was repaid on August 10, 2000.

Transgenomic, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

    Stockholders' Equity.  On March 30, 2000, the Company's stockholders approved an increase in the number of authorized common shares to 60,000,000.

    In March 2000, the Company issued 25,000 common shares at $10.00 per share to an individual who was subsequently elected to the Company's Board of Directors.

    On July 21, 2000, the Company issued 5,152,000 shares of common stock in its initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, the Company received net proceeds of approximately $69.9 million from this offering. In addition, the holder of a warrant to purchase 300,000 shares of common stock at $5.00 per share exercised the warrant at the time of our initial public offering.

    The Company's $12 million convertible notes, due 2002, contained features which were impacted by it's initial public offering as follows:

  •
  On the effective date of the Company's initial public offering interest payable on the notes was accelerated through the maturity date of the notes at an annual interest rate of 3.6%. As a result, the Company recorded additional interest expense of approximately $795,000.

  •
  The Company had the right to convert the principal plus accrued interest on the notes into common stock of the Company at a conversion price of $5.00 per share if the average trading price of the Company stock over 20 consecutive trading days plus accrued interest per share exceeded a specified dollar amount.

    On August 14, 2000, the Company's Board of Directors authorized the Company to convert the notes into common stock upon meeting the required conditions. On August 15, 2000, such conditions were met, and the notes were converted into 2,750,906 shares of common stock. All principal and accrued interest at the conversion date of approximately $13.9 million was recorded to stockholders equity.

    Other Comprehensive Income.  Results of operations for the Company's foreign subsidiary are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. These translation adjustments are the Company's only component of other comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Net Loss	$(2,077,440)	$(2,437,125)	$(8,288,813)	$(7,427,881)
Currency translation adjustments	(136,124)	(16,501)	(111,974)	(27,106)

Total Comprehensive Loss	$(2,213,564)	$(2,453,626)	$(8,400,787)	$(7,454,987)

    Stock Options.  On March 30, 2000, the Company's stockholders approved an amendment to the 1997 Stock Option Plan to increase the number of shares for which common stock options can be granted to 6,000,000. During the third quarter of fiscal 2000, the Company granted 297,000 options with exercise prices of $13.00 per share. During the second quarter of fiscal 2000, the Company granted 97,500 options with exercise prices of $13.00 per share. During the first quarter of fiscal 2000, the Company granted

364,000 options, including 59,500 options with exercise prices at $5.00 per share and recorded $297,500 in deferred compensation in connection with these grants representing the difference between the exercise price of the options granted and the deemed fair value of the common stock at the date of grant. These amounts, along with $112,500 of deferred compensation recorded at December 31, 1999, are being amortized by charges to operations over the vesting periods of the individual stock options using the straight-line method. Such amortization expense amounted to approximately $20,000 for the third quarter and $60,000 for the nine months ended September 30, 2000.

    Included in the 364,000 options granted in the first quarter were 128,000 options granted to non-employees under consulting and other service agreements. The Company recorded approximately $100,000 of compensation expense and $271,000 of deferred compensation associated with these grants, which is being amortized over the respective service periods using the graded vesting method, which is an accelerated method of amortization. These expense amounts were calculated using the Black-Scholes option pricing model with the following assumptions: no common stock dividends, risk-free interest rates of 6.30% to 6.57%, volatility of 35%, and an expected option life of 1 to 5 years. Such amortization expense amounted to approximately $20,000 for the third quarter and $60,000 for the nine months ended September 30, 2000.

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

    The following table summarizes activity under the 1997 Stock Option Plan during the nine months ended September 30, 2000.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 1999	3,537,750	$5.00
Granted	758,500	11.82
Exercised	(153,769)	5.04
Canceled	(358,300)	5.80

Balance at September 30, 2000	3,784,181	$5.75

Exercisable at September 30, 2000	2,075,541	$5.33

    The weighted average fair value of options granted was $6.23 for the first nine months of fiscal 2000. At September 30, 2000, the weighted average remaining contractual life of options outstanding was 7.7 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first nine months of fiscal 2000: no common stock dividends; risk-free interest rates ranging from 6.44% to 6.53%, 35% volatility; and an expected option life ranging from 1 to 6.9 years. Pro forma net income and income per share for the nine months ended September 30, 2000, assuming compensation expense for the Stock Option Plan had been determined under SFAS 123, is as follows:

Nine Months Ended September 30, 2000
Net Loss:
As reported	$(8,288,813)
Pro forma	$(9,185,528)
Basic and diluted loss per share:
As reported	$(0.55)
Pro forma	$(0.61)

E. INCOME TAXES

    Due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months or nine months ended September 30, 2000 based on management's determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the nine months ended September 30, 1999, the Company established a valuation allowance offsetting previously recorded deferred tax assets. Management determined that, due to cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, it was more likely than not that such benefits would not be realized.

    As of December 31, 1999 and September 30, 2000, the Company had net deferred tax assets of approximately $180,000. The net deferred tax asset at September 30, 2000 has been offset by a valuation allowance of approximately $7.8 million due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

F. SALE OF PRODUCT LINE

    On May 19, 2000, the Company sold the assets related to its non-life sciences instrument product line to a company controlled by Stephen F. Dwyer, a director and principal stockholder of the Company, for a total adjusted purchase price of $5.65 million plus reimbursement by the purchaser of approximately $400,000 of expenses paid by the Company in connection with this product line since March 31, 2000. The effective date of the transaction was April 1, 2000. Approximately $3.65 million of the purchase price was paid in cash and $2.0 million was paid with an interest-bearing promissory note due on December 30, 2000. The note bears interest at 8.75%. The purchaser financed the cash portion of the purchase price for these assets plus initial working capital needs with borrowings of approximately $4.6 million obtained from a bank. The Company acquired the notes evidencing these loans from the bank upon closing of its initial public offering on July 21, 2000 by paying to the bank an amount equal to the entire principal balance of the notes plus accrued and unpaid interest. The acquired notes mature on December 30, 2000, and bear interest at a rate of 8.75% per annum. A total of 1,200,000 shares of the Company's common stock owned by Mr. Dwyer are pledged as security for the notes and is held in an escrow account. The Company anticipates that it will exercise its right to cause these shares to be sold in order to pay principal and interest on the notes when due, subject to Mr. Dwyer's lock-up agreement signed in connection with the Company's initial public offering.

    The net assets sold and their book values as of April 1, 2000 are as follows:

Inventories	$2,485,722
Property, net	510,410
Other assets	1,839,611
Accrued liabilities	(124,203)

Net assets sold	$4,711,540

    The Company expects to realize an after-tax gain on the sale of these assets of approximately $710,000. The Company has deferred recognition of the gain on the sale until the earlier of (i) the repayment of the notes in full or (ii) the release of the 1,200,000 shares from the lock-up agreement.

G. PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

    The Company's unaudited pro forma results of operations for the three months and nine months ended September 30, 2000 and 1999, assuming the sale of the non-life sciences instrument product line, as discussed above, occurred as of the beginning of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Net Sales	$6,249,368	$3,709,528	$16,615,047	$9,896,261
Gross Profit	3,294,214	1,799,632	8,581,328	4,804,116
Net Loss	$(2,077,440)	$(2,234,835)	$(7,618,387)	$(7,887,930)
Basic and diluted loss per share	$(0.11)	$(0.17)	$(0.51)	$(0.61)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with our condensed consolidated financial statements and notes included elsewhere in this filing.

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

    Revenues for our life sciences products are generated from the sale of our principal product, the WAVE® System, and associated consumable products and reagents. Through September 30, 2000, we have sold over 370 WAVE® Systems to major academic research centers and commercial biopharmaceutical companies in 20 countries. Revenues from the sale of consumable products in the first nine months of 2000 have represented approximately 22% of our net sales derived from our life sciences business. We expect that over the next five years, sales from consumable products will increase as a percentage of our net sales.

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

    Since our decision to focus on our life sciences products, we have incurred significant losses, and as of September 30, 2000, we had an accumulated deficit of $20.6 million. Our losses have resulted principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. We expect to continue to incur substantial research and development and selling, general and administrative costs as we continue to expand our operations.

Results of Operations

Three Months Ended September 30, 2000 and 1999

    Net Sales.  Net sales increased 12%, from $5.6 million in 1999 to $6.2 million in 2000. The increase was a result of increased sales of our life sciences products offset by the divestiture of our non-life science instrument product line. The effective date of this divestiture was April 1, 2000 and, as a result, we recorded no sales from these non-life science products after March 31, 2000. Sales of non-life science products in the third quarter of 1999 were approximately $1.9 million.

    Sales of our life sciences products increased 68%, from $3.7 million in 1999 to $6.2 million in 2000. Total revenues from sales of WAVE® Systems increased 77%, from $2.9 million in 1999 to $5.2 million in 2000. Life sciences consumable sales increased 38%, from $784,000 in 1999 to $1.1 million in 2000. Sales of consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis.

    Gross Profit.  Gross profit increased 35% from $2.4 million in 1999 to $3.3 million in 2000. Gross profit represented 53% of sales in 2000, as compared to 44% in 1999. The improvement in gross profit is attributable to the divestiture of our non-life science instrument product line as of April 1, 2000, as these instruments generated lower average gross profits. We anticipate that this percentage will continue to improve in the future as consumables become a greater percentage of our revenues.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 23%, from $2.8 million in 1999 to $3.5 million in 2000. This increase is the result of higher personnel and personnel-related expenses, professional services fees and depreciation. Selling, general and administrative personnel counts increased for the quarter from 90 in 1999 to 99 in 2000. Direct personnel expense and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 40% of the overall increase. Professional services fees accounted for approximately 18% of the total increase. Professional services fees increased as the Company has engaged professionals to aid in our expanded sales, marketing, public relations and corporate infrastructure projects. The remaining increase is attributable to the costs associated with the expanded activities of the staff and depreciation. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company.

    Research and Development Expenses.  Research and development expenses increased 13%, from $1.7 million in 1999 to $1.9 million in 2000. These expenses represented 30% of net sales in both 1999 and 2000. The increase in these expenses is attributable to increased personnel and personnel related expenses. Salaries, payroll taxes and benefits accounted for approximately 78% of the total increase. The remaining increase is attributable to the costs associated with the expanded activities of the staff and increased depreciation. We expect research and development spending to increase significantly over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $41,000 in 2000. This expense reflects the amortization of deferred compensation related to stock options issued.

    Other Expenses.  Other expenses, which consist mainly of net interest income and expense, improved from an expense of $376,000 in 1999 to income of $42,000 in 2000. Interest expense for the quarter was $874,000 as compared to $409,000 in 1999. The increase in interest expense was the result of accelerated interest charges on the Company's convertible notes. On the effective date of our initial public offering interest payable on the notes was accelerated through the maturity date of the notes at an annual interest rate of 3.6%. As a result, the Company recorded additional interest expense of approximately $795,000. Interest income for the quarter was $918,000 as compared to $33,123 in 1999. The increase in interest income is a result of the investment of the net proceeds from our initial public offering.

    Income Taxes.  No income tax benefit was recorded in 1999 or 2000. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Nine Months Ended September 30, 2000 and 1999

    Net Sales.  Net sales increased 11%, from $16.9 million in 1999 to $18.8 million in 2000. Sales of our life sciences products increased 68%, from $9.9 million in 1999 to $16.6 million in 2000. Total revenues from sales of WAVE® Systems increased 67%, from $7.8 million in 1999 to $13.0 million in 2000. Life sciences consumable sales increased 70%, from $2.1 million in 1999 to $3.6 million in 2000. Sales of consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Sales of our non-life science instrument products decreased 69%, from $7.0 million in 1999 to $2.2 in 2000 due to the fact that we sold this product line effective April 1, 2000, therefore, no sales of these products were recorded after March 31, 2000.

    Gross Profit.  Gross profit increased 19% from $7.9 million to $9.4 million in 2000. Gross profit represented 50% of sales in 2000, as compared to 47% in 1999. The improvement in gross profit is attributable to the divestiture of our non-life science instrument product line as of April 1, 2000, as these instruments generated lower average gross profits. We anticipate that this percentage will continue to improve in the future as consumables become a greater percentage of our revenues.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 22%, from $8.5 million in 1999 to $10.4 million in 2000. This increase is the result of additional personnel and personnel-related expenses and depreciation. Average selling, general and administrative personnel counts increased 20% for the nine months from 83 in 1999 to 99 in 2000. Direct personnel expenses and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 75% of the total increase. Increased depreciation expense associated with investments in offices and equipment supporting our expanded staff accounted for approximately 10% of the total increase. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company.

    Research and Development Expenses.  Research and development expenses increased 37%, from $4.1 million in 1999 to $5.7 million in 2000. These expenses represented 24% of net sales in 1999 versus 30% of net sales in 2000. The increase in these expenses is attributable to increased personnel and personnel related expenses, the costs associated with the expanded activities of the staff and depreciation. Average research and development personnel count increased 16% in the nine months from 49 in 1999 to 57 in 2000. Salaries, payroll taxes and benefits accounted for approximately 60% of the total increase. The increase in depreciation is the result of investments in equipment during the first nine months of 2000. The increase in depreciation accounted for approximately 25% of the total increase. We expect research and development spending to increase over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $791,000 in 2000. In connection with the sale of our non-life science instrument product line, the Company accelerated the vesting of 71,700 options, which would have otherwise been forfeited. Former employees who were associated with our non-life science product line held these options. The acceleration resulted in the recording of $574,000 of stock based compensation expense in the first quarter of 2000. The remaining expense is due to amortization of deferred compensation related to stock options issued.

    Other Expenses.  Other expenses, which consist mainly of net interest income and expense, increased from $760,000 in 1999 to $870,000 in 2000. Interest expense for the nine months was $1.8 million as compared to $885,000 in 1999. The increase in interest expense was the result of interest expense on our $12 million convertible notes that were issued in March 1999, additional interest expense on our working capital lending facility and accelerated interest charges on our convertible notes. On the effective date of our initial public offering interest payable on the notes was accelerated through the maturity date of the notes at an annual interest rate of 3.6%. As a result, the Company recorded additional interest expense of approximately $795,000 in the third quarter of 2000. Interest income for the nine months was $920,000 as compared to $107,000 in 1999. The increase in interest income is a result of the investment of the net proceeds from our initial public offering.

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

Liquidity and Capital Resources

    We have experienced net losses and negative cash flows from operations during the past three years. As a result, we had an accumulated deficit of $20.6 million as of September 30, 2000. On July 21, 2000, we issued 5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, the holder of a warrant to purchase 300,000 shares of common stock exercised the warrant at the time of our initial public offering thus providing us with an additional $1.5 million in cash. As of December 31, 1999 and September 30, 2000, we had approximately $153,000 and $60.4 million, respectively, in cash and cash equivalents.

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

    The Company's $12 million convertible notes, due 2002, contained features that were impacted by our initial public offering. On the effective date of our initial public offering interest payable on the notes was accelerated through the maturity date of the notes at an annual interest rate of 3.6%. As a result, the Company recorded additional interest expense of approximately $795,000. These notes contained a conversion feature that would allow the Company, upon satisfaction of certain conditions, to cause conversion of the principal plus accrued interest into common stock of the Company at a conversion price of $5.00 per share. On August 14, 2000, the Company's Board of Directors authorized the Company to convert the notes into common stock upon meeting the required conditions. On August 15, 2000, such conditions were met and the notes were converted into 2,750,906 shares of common stock. All principal and accrued interest at the conversion date of approximately $13.9 million was recorded to stockholders equity.

    Our operating activities resulted in net outflows of $7.0 million in the first nine months of 1999 as compared to $3.7 million in 2000. The operating cash outflows for this period resulted from significant investments in research and development, and sales and marketing, which resulted in operating losses. The operating cash outflows for the nine months are significantly lower than those in the prior year. This improvement in operating cash flows was attained in part through increased accounts receivable collection.

    Net cash used in investing activities was $2.8 million for the nine months ended September 30, 1999, compared to $3.5 million in 2000. The change in investing cash flow in 2000 is the result of our acquisition of the notes evidencing loans previously obtained by the purchaser of our non-life sciences product line and investments in property and equipment.

    Net cash provided by financing activities was $11.9 million for the nine months ended September 30, 1999, compared to $67.3 million in 2000. The financing cash inflows in 2000 are the result of our initial public offering offset by the repayment of bank debt. The funds used for the repayment came from the proceeds of the sale of our non-life science instrument product line and our initial public offering. The financing cash inflows in 1999 were due to the issuance of convertible notes that provided net proceeds of $11.4 million in March 1999, and net other borrowings.

    Our capital expenditures budget for 2000 is approximately $5.0 million. Capital expenditures for the current year are expected to relate to facility and equipment improvements related to our life sciences business. Research and development expenses are budgeted at approximately $7.2 million for 2000. We expect to devote substantial capital resources to continue research and development efforts, to expand marketing, sales and customer support activities, and for other general corporate activities. Our capital requirements depend on a number of factors, including the level of our research and development activities, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors.

    We believe that our current cash balances will be sufficient to fund operations through at least fiscal year 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements.

Foreign Currency Rate Fluctuations

    Approximately 50% of our net sales have been to customers in the United States. While we do sell products in many foreign countries, most of these sales are completed by our wholly-owned subsidiary, Transgenomic, LTD., and are made in its operating currency, British pounds sterling, or the Euro. Results of operations for the Company's foreign subsidiary are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result the Company is subject to exchange rate risk, however, at this time management feels we do not have a material exposure to foreign currency rate fluctuations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is presented.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    We are not a party to, and none of our assets or properties are subject to, any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

    (d) The amount of net proceeds for our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. We expect to apply up to $5.0 million of the net proceeds of this offering for capital expenditures during 2000. During the third quarter of 2000 we spent approximately $350,000 on capital expenditures. Such expenditures were made for general infrastructure investments such as computer equipment and on leasehold improvements. At September 30, 2000, approximately $60 million was invested in short-term money market investments. We expect to use the remaining amount of the net offering proceeds for general working capital needs, including research and development and sales and marketing expenses. The amounts actually expended for each purpose may vary significantly depending upon many factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations. We have invested the unexpended net offering proceeds in short-term investment-grade, interest-bearing securities.

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
(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(4)	Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(10.1)	$6,692,722 Promissory Note, dated July 21, 2000, from SD Acquistion Inc. to the Registrant
(10.2)	Escrow Agreement, dated July 21, 2000, between Stephen F. Dwyer, SD Acquisition Inc., Dwyer, Smith, Gardner, Lazer, Pahren, Rogers & Forrest and the Registrant.
(27)	Financial Data Schedule

(b)
Reports on Form 8-K

    The Registrant filed the following report on Form 8-K during the quarter ended September 30, 2000:

Date of Report	Item Reported	Financial Statements
July 21, 2000	5	None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
November 13, 2000	By:	/s/ WILLIAM P. RASMUSSEN William P. Rasmussen, Chief Financial Officer (authorized officer and principal financial officer)

QuickLinks

(Mark One)
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Transgenomic, Inc and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
Transgenomic, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)
Transgenomic, Inc. and Subsidiaries Condensed Consolidated Statement of Cash Flows (unaudited)
Transgenomic, Inc. and Subsidiaries Notes to the Condensed Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended September 30, 2000 and 1999
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES