Form 10-K
period 2000-12-31
TRANSGENOMIC INC
filed 2001-03-16
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-30975

TRANSGENOMIC, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1789357
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
12325 Emmet Street Omaha, NE 68164	68164
(Address of Principal Executive Offices)	(Zip Code)

(402) 452-5400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 16, 2001 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $62,854,300.

    As of February 16, 2001, the registrant had 21,230,166 shares of Common Stock outstanding that consist of 21,492,070 shares issued less 261,904 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 2001 Proxy Statement relating to the Registrants May 23, 2001, Annual Stockholders Meeting, are incorporated by reference into Part III.

TRANSGENOMIC, INC.
Index to Form 10-K for the Fiscal Year Ended December 31, 2000

PART I

FORWARD-LOOKING STATEMENTS

    We have made forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. Many of these forward-looking statements refer to our plans, objectives, expectations and intentions, as well as our future financial results. You can identify these forward-looking statements by forward-looking words such as "expects," "anticipates," "intends," "plans," "may," "will," "believes," "seeks," "estimates" and similar expressions. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risks Related to Our Business" and other factors identified by cautionary language used elsewhere in this annual report on Form 10-K.

Item 1.  Business.

Overview

    We provide innovative tools for the separation and analysis of nucleic acids to researchers seeking to discover and understand variations in the human genetic code and the relationship of these variations to disease. In addition, our tools are versatile and can be used for size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. Prior to the formation of Transgenomic, Inc., we conducted our business operations through an Iowa corporation known as CETAC Holding Company, Inc. and its various subsidiaries. CETAC Holding Company, Inc. designed, manufactured and sold several different types of non-life sciences instruments that prepare samples of material so that they may be more easily analyzed by, and efficiently introduced into testing apparatus. We also manufactured and sold chromatography products that are used in a variety of testing applications, such as food analysis and environmental testing. On July 1, 1997, we consolidated these companies into a new Delaware corporation known as Transgenomic, Inc., that was formed to develop, manufacture and market our new DNA separation and analysis products in addition to continuing the non-life sciences business of CETAC Holding Company, Inc. and its subsidiaries. In 1999, we acquired, through our subsidiary in the United Kingdom, substantially all of the assets of Kramel Biotech International, Limited, a manufacturer of laboratory consumables used in the field of molecular biology.

    Our business plan is to focus on the genomics segment of the life sciences industry and the development, marketing and support of our proprietary technology for the automated separation and analysis of nucleic acids. Therefore, effective April 1, 2000 we sold the assets related to our non-life sciences instrument product line for a total adjusted purchase price of $5.65 million plus reimbursement by the buyer of approximately $0.4 million of expenses paid by us since March 31, 2000 in connection with this product line.

Industry Background

DNA and Genomics-Based Research

    The human body is composed of billions of cells each containing deoxyribonucleic acid, or DNA, which encodes the basic instructions for cellular function. The complete set of DNA is called the genome, or genetic code. The human genome is composed of 23 pairs of chromosomes that are further divided into approximately 30,000 smaller regions called genes. Genes are used in the cell as the template for the production of proteins, and it is these proteins that direct cell function that are ultimately reflected in the individual traits of the person. Researchers theorize that the human genome may provide cells instructions on how to make up to 300,000 different proteins. Each gene is made up of four different chemicals known as nucleotide bases which are commonly designated by the first letter of their chemical names, or G, C, A and T. The entire human genome contains approximately 3 billion of these nucleotides arranged in order along the two complimentary strands of the DNA molecule. The order of the nucleotides along these strands is known as the DNA sequence, and it is this sequence that determines the function of the genes. Therefore, any variation in the DNA sequence of a particular gene may result in a change in the cell function controlled by that gene. These changes, known as genetic variations or polymorphisms, are often the cause of disease or make an individual more susceptible to disease.

    Genomics is the systematic and comprehensive analysis of the sequence, structure and function of the genes that comprise the genome. The objective of which is identifying and understanding the role of genes in human physiology and disease. During the last ten years, an intense effort has been underway to determine the sequence of genes in the entire human genome. This basic research yielded a rough draft of the genome in the year 2000. Both the U.S.-government sponsored Human Genome Project and private researchers have been involved in this effort that has provided an immense amount of sequencing information for human DNA. While these efforts will provide a basic blueprint of the human genome, they have necessarily been centered on determining the DNA sequence of a limited number of individuals. Therefore, this fundamental sequencing data will not, by itself, provide much information about the function of genes and their relationship to disease. This information will only be developed through the intense study of genetic variation. Accordingly, genomics researchers are now attempting to understand variations in this DNA sequence information and how it correlates to disease in order to develop new drugs, treatments and diagnostic methods.

Importance of the Discovery of Genetic Variation

    There are a variety of variations known to occur in DNA sequences. The most common form of genetic variation involves a change in a single nucleotide and is called a single nucleotide polymorphism, or SNP. Other types of genetic variation include the insertion or deletion of several nucleotides and translocation or repetition of nucleotides. The identification and understanding of these variations, including SNPs, are important because they may indicate predisposition to a variety of diseases. Since even a single variation of a nucleotide can have a major role in human disease, efforts to understand and analyze genetic variations have recently intensified.

    After SNPs or other variations are discovered, their potential relevance to disease must be validated by determining the frequency of variation in different segments of the population. Some diseases, such as muscular dystrophy, are caused by DNA variations in a single gene. Many common diseases, such as diabetes, cancer and obesity, are caused by variations in more than one gene. Since a single variation or multiple variations may be required for a particular disease or trait to manifest itself, it is necessary to measure a sizable population of these variations in order to be able to predict with confidence the association of a variation with a particular disease or trait.

    Therefore, the need to discover new genetic variations will be ongoing as the variety of human diseases are studied and their correlation with different populations or groups of individuals is analyzed. In order to do this on the scale that likely will be required, researchers will need technologies that provide faster sample analysis, greater accuracy and reliability and lower costs than technologies that they have historically used. It will be especially important that the technology used by these researchers be able to detect all types of variations, including SNPs, insertions and deletions, translocations and repetitions, and whether the existence of the variation is known or unknown. It is this need that we believe creates a market opportunity for our WAVE® System and its ability to detect genetic variations quickly, accurately and inexpensively.

Importance of Purification

    A number of companies produce short single-strand DNA fragments, known as oligonucleotides, with a known sequence and sell them to genetic researchers who use them in research and other applications.

When synthesizing oligonucleotides, it is important that the single-stranded DNA fragments do not contain fragments with unwanted DNA sequences. In commercial scale production of oligonucleotides, it is difficult to remove unwanted DNA sequences in a cost effective manner. As the usage of oligonucleotides in research and other applications continues to expand so to will the need to produce high quality, very pure oligonucleotides in an automated, scalable and cost-effective means. It is this need, we believe, that creates a market opportunity for the WAVE system. The ability of the WAVE to purify these fragments quickly and inexpensively provides an effect solution for commercial scale production.

Our Technology and Products

    Our WAVE System is a versatile system that can be used for variation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. Because of this versatility, the WAVE System can essentially replace the use of traditional gel electrophoresis in the molecular biology laboratory. Our patented technology uses a process known as high performance liquid chromatography to separate DNA material so that genetic variation may be identified and analyzed. In this process, DNA is injected into a special tube or column containing microscopic polymer beads. These micro-beads have special surface chemistries that cause the DNA molecules to attach to the surface of the beads. A chemical reagent is then pumped through the column under carefully controlled pressure and temperature conditions causing the DNA molecules to be selectively released from the beads so that they can be separated and measured. Our proprietary software controls the entire process and produces the results of the operation in an easy-to-read chart format. Once the DNA sample is loaded into the instrument and necessary data is entered into the software, the process requires virtually no additional input from the researcher. By using our patented DNASep®, OLIGOSep® and RNASep™ columns and specifically formulated reagents that we have developed for various applications, the researcher is able to achieve a consistent high-quality result. Our WAVE System includes the following components.

  •
  an autosampler (automatically introduces the DNA sample into our WAVE instrument)

  •
  a pump (pumps sample and reagents through the DNASep, OLIGOSep or RNASep column and instrument)

  •
  a DNASep, OLIGOSep or RNASep column (separates DNA fragments)

  •
  a column oven (controls the temperature of the column)

  •
  a detector (detects and measures DNA coming off the column)

  •
  a fragment collector (collects high purity DNA fragments of interest)

  •
  a personal computer and WAVEMaker Software (used for instrument control, experiment design, data collection, data analysis, and reporting)

    The basic operation of WAVE System is described below:

    DNA Sample Preparation.  A sample of the DNA fragment of interest is first extracted from a biological sample such as tissue or blood. Extraneous proteins are removed from the DNA sample and the sample is placed into a multi-well plate along with chemicals or reagents. A targeted DNA sequence is then copied by repeated cycles of heating and cooling in order to produce enough of the targeted sequence so that it can be detected. This replication process is known as polymerase chain reaction, or PCR, amplification.

    After the sample has been amplified, the sample DNA fragment may be mixed with "normal" DNA fragments that have a known sequence of nucleotides. The sample is then heated to cause the two strands of the DNA molecules in both the sample DNA and the normal DNA to separate from each other. The mixture is then cooled so that the strands reattach to each other. Because they are mixed together, the single-strand DNA from the sample DNA and the normal DNA will, in some cases, recombine with each other. If the sample DNA has a sequence of nucleotides that differs from the normal DNA, some of the recombined strands will not completely match and, therefore, will not bind completely. As a result, both the mismatched, or heteroduplex, DNA fragments and the correctly matched, or homoduplex, DNA fragments will be present. On the other hand, if the sample DNA has the same sequence of nucleotides as the normal DNA, all of the recombined strands will match and bind completely and only homoduplex DNA fragments will be present.

    WAVE System Sample Introduction and Separation Process.  A sample plate containing DNA is inserted directly into the WAVE System's autosampler. The autosampler takes a small volume of the sample and injects it into the column containing the micro-beads. Due to the chemical affinity of the DNA to the surface chemistry on the micro-beads in the column, the DNA attaches itself to the micro-beads. After the sample is injected into the instrument, a mixture of reagent fluids is pumped into the column at specified reagent concentrations and temperature conditions.

    As the reagents are pumped through the column, DNA fragments are released and separated from each other. The DNA fragments flow from the column and through an ultraviolet or a fluorescence detector, which then measures and reports the passage of the DNA fragments of interest. Depending on the mode of operation, DNA fragments can be identified and measured to determine whether they are mutant or normal, or a specific DNA size or type. The separation and detection process continues until the entire DNA sample mixture is separated into individual fragments. Any fragment of interest can be collected for further study.

    Modes of Operation.  DNA can be separated using three different modes by controlling the oven temperature. These modes include the following:

  •
  Non-denaturing Mode. This mode uses relatively low temperature so that no melting, or denaturing, of the double-strand DNA occurs. This allows double-stranded DNA fragments to be separated by the number of nucleotides making up the fragment, with the shorter DNA fragments being first released from the column and increasingly longer fragments of DNA being released in ascending size order until the entire sample is separated. The high-resolution separation and purification of fragments can be used for high-purity cloning, sequencing or PCR amplification. Tests that are based on fragment length also use this mode.

  •
  Partial-denaturing Mode. The partial-denaturing mode is used for detecting genetic variation. In this mode, the WAVE System uses temperatures ranging from 50°C to 65°C to partially melt, or denature, the double-strand DNA. Because mismatched, or heteroduplex, DNA fragments will melt at a slightly lower temperature than homoduplex DNA fragments, they will be released first from the DNASep column, followed by the release of the homoduplex DNA fragments. If there was no sequence variation in the sample DNA, only homoduplex fragments will be present, all of which will be released from the DNASep column at the same time. As the release of the DNA fragments is detected, it will be depicted by the WAVEMaker software as a single peak on a graph. However, if there was a sequence variation in the sample DNA, both homoduplex and heteroduplex DNA fragments will be present. Because homoduplex and heteroduplex DNA fragments will release from the DNASep column at different times, these distinct release times will result in a second peak on the graph.

  •
  Full-denaturing Mode. The full-denaturing mode is used for the analysis of single-strand DNA and RNA (special molecules that transmit genetic information inside of a cell) where it is necessary to reduce the interaction of the two complementary strands of DNA with each other. In this mode, temperatures in excess of 70°C are used to separate single-strand DNA or RNA molecules according to sequence and size.

    Detection.  The standard WAVE System uses ultraviolet, or UV, detection. UV detection is highly sensitive and can be used for all applications with standard PCR amplification. By adding fluorescence detection to our system, we can further decrease the amount of DNA needed for analysis. In this process, special fluorescent molecules, or tags, are attached to specific points in the DNA being analyzed. This makes it possible to detect fluorescently labeled DNA fragments from extremely low sample concentrations or from samples with low PCR amplification.

    Fragment Collection.  Purified DNA fragments can be collected for PCR amplification, sequencing or for cloning. Cloning is a process where bacteria are used to grow a large amount of specified DNA fragments. It is important that the DNA material used for cloning is very pure so that only the specified DNA material is found in the bacteria colonies. Amplification and sequencing also benefit from highly purified DNA fragments.

    WAVEMaker Software.  Our WAVEMaker Software integrates the instrumentation control and data acquisition functions of the WAVE System. The software performs several functions including the formatting and presentation of data. Our WAVEMaker Software provides logical input and output of instrument data that is easily understood by researchers familiar with conventional gel-based technology. WAVEMaker Software enables the user to choose a specific application. The clear display allows the user to set up the procedure in a matter of minutes. Customized protocols can easily be created and saved to facilitate future analyses. Point variation detection can be performed by importing the sequence or size of the DNA fragment of interest into WAVEMaker Software.

    Pricing.  This integrated WAVE System is priced from $60,000 to $100,000 depending on features and accessories. The price is dependent upon user selected options, which include fragment collection, various detector configurations and software versions.

    WAVE Optimized Molecular Biology Consumables.  The WAVE System requires the use of various consumable products that we manufacture and sell separately. As more WAVE Systems are sold, we expect that these consumable products will become an increasingly significant source of revenue for us.

    The principal consumable products used with the WAVE System are the DNASep, OLIGOSep and RNASep columns and the chemical reagents that are used to carry the DNA samples through the WAVE System. Other consumables include filters and other replacement parts of the WAVE System.

    The DNASep, OLIGOSep and RNASep columns are essentially small metal tubes that are packed with microscopic polymer beads, each of which is approximately two microns in diameter. A micron is one millionth of a meter. The surface of these micro-beads has a special chemical makeup that causes DNA molecules to adhere to them. The columns come in two sizes that are used depending on the amount of DNA being analyzed or purified. The smaller standard column sells for approximately $1,200 and the larger column sells for approximately $2,200. The WAVE System comes with one standard DNASep column which has a warranted life of 4,000 test cycles when used for variation detection. Our experience to date indicates that the average customer uses between two and six columns per instrument per year.

    We also sell the chemical reagents used with the WAVE System. In general, these reagents are special fluids that are pumped through the columns in order to cause DNA molecules to release their chemical bonds to the micro-beads under the correct conditions. Although most of these reagents are similar to those that can be obtained from various suppliers, we have developed formulas for these reagents that have been specially optimized for use in the WAVE System. By using these WAVE Optimized reagents, we believe that researchers are more likely to achieve consistent high quality results with their WAVE Systems.

    Some consumables are contained and packaged in convenient kits to increase ease of use and minimize possibility of user error. These kits may be used in sample preparation or automated instrument operations for particular applications. By adding different application kits, the WAVE System can perform various applications.

Strategy

    We intend to be the leading provider of technology platforms that enable life science researchers to discover and understand variations in the human genetic code, or genome, in order to accelerate and improve drug development and diagnostics. Additionally, our WAVE System may be used for purposes other than genetic variation discovery research. These additional applications represent new market opportunities. During 2000 we began to adapt the WAVE System specifically for these new market opportunities. Key elements of our strategy are as follows:

  •
  Focus on the Genetic Variation Discovery Market. Our current focus is to promote the use of our WAVE System by researchers involved in the discovery and analysis of genetic variation. The investment in genomics research is large and growing, and the corresponding need to analyze genetic variations has led to increased demand for new technologies such as the WAVE System. We believe the WAVE System significantly increases research productivity and may accelerate drug development and diagnostics.

  •
  Establish the WAVE System as the Industry Standard. We are focusing our initial marketing efforts on large well-known academic and commercial research institutions to establish the WAVE System as the industry standard for variation analysis. We believe we are the first to bring high performance DNASep micro-bead technology to the market and have sold instruments to key genomics researchers to gain validation of our technology, which has resulted in the publication of over 150 articles in numerous scientific journals discussing the WAVE System. A key component of our strategy is to maintain a worldwide sales organization that provides technical support on a local level. We plan to increase the number of our sales teams composed of sales personnel, application scientists and technical support persons. In addition, because we believe that a major factor in ensuring the success of our products is to provide qualified technical support on a local level, we expect to increase the number of technical support representatives and application scientists.

  •
  Increase Sales Penetration into Commercial Applications. Our WAVE system may be used for a number of different applications. One initial focus has been on the purification of oligonucleotides A number of companies produce short single-strand DNA fragments, known as oligonucleotides, with a known sequence and sell them to genetic researchers who use them in research and other applications. When synthesizing oligonucleotides, it is important that the single-stranded DNA fragments do not contain fragments with unwanted DNA sequences. The WAVE System's ability to separate and purify DNA fragments is currently used by the synthesizers of oligonucleotides to produce a more consistently pure product. This has become an important new market for the WAVE System over the past six to twelve months. New and existing applications sold for commercial and industrial uses accounted for approximately 25% of the WAVE systems placements during the year.

  •
  Increase Consumable Sales. We expect that our expanding base of installed WAVE Systems will result in recurring sales of our associated consumable products which include our proprietary columns and reagents. Additionally, WAVE system enhancements have increased the system throughput and extended the time a system can run samples unattended. We expect these enhancements to drive expanded consumable demand. As a result, sales of our consumable products over the next five years should increase as a proportion of our net sales. In order to support the expected increase in consumable sales, we have dedicated manufacturing facilities in California, Nebraska and the U.K.

  •
  Penetrate New Markets. Our WAVE System may be used for purposes other than genetic variation discovery research. These other potential uses represent additional market opportunities that we intend to pursue. For example, a potential new market for the WAVE System will be the genetic screening market. This market consists primarily of researchers that could use the WAVE System to screen DNA samples for variations known to be related to genetic disease. We believe that the ability of the WAVE System to screen genetic variations quickly, accurately and economically can make it a useful tool for this market. It will allow researchers to use the validated technology used for the original variation discovery work to screen for variations in a larger population. Additional market opportunities exist in the fields of bacterial, viral and plant genetics. During 2000 we began the process of designing specific software and hardware improvements to adapt the WAVE System for new market opportunities. We continue to develop new applications for the WAVE and expect further improvements to be available in the future.

Research and Development

    During fiscal years 2000, 1999 and 1998, we spent $7.7 million, $6.3 million and $3.2 million, respectively, on research and development activities. We continue to maintain an active program of research and development and expect to increase our spending over 2000 by approximately 15% to 20% in 2001. Our research and development activities include the improvement of the DNA separation media used in our columns and the refinement of the hardware and software components of the WAVE System. Our research and development work is focused on developing additional functionality in the WAVE System that will allow us to sell additional applications other than those addressing genetic variation discovery.

    We are also developing improved methods and procedures to enable researchers to use the WAVE System to screen DNA samples for variations known to be related to genetic disease. We believe the WAVE System will be an attractive tool for this group of users because it will allow them to use the same validated methodology used to discover a variation and its link to disease to screen for that variation in a large population. We are working to make the screening process faster and more automated through the development of new software and improved separation media and instrumentation.

Scientific Advisors

    We consult with several leading scientists from around the world, as part of our ongoing research and development efforts. These advisors assist us in formulating our research, development, and commercialization strategies. Some of these advisors include:

  •
  Dennis R. Burton, Ph.D., Professor of Immunology, The Scripps Research Institute, La Jolla, California.

  •
  R. Alan North, Ph.D., Professor and Director of the Institute of Molecular Physiology, the University of Sheffield, Sheffield, U.K.

  •
  Eric Hoffman, Ph.D., Director, Research Center for Genetic Medicine, The Children's National Medical Center, Washington, D.C.

  •
  Leon Yengoyan, Ph.D., Professor of Chemistry, San Jose State University, San Jose, California.

We do not pay cash remuneration to our scientific advisors, but may reimburse them for reasonable expenses they incur on our behalf. We may also award stock options to them under our stock option plan.

Sales and Marketing

    We currently sell our WAVE Systems and related consumables in major geographical markets. We target the U.S., the U.K. and most countries in Western Europe with a direct sales and support staff. For the rest of the world, we sell our products through dealers and distributors located in those local markets. We also maintain regionally-based technical support staffs and applications scientists to support our sales and marketing activities throughout the U.S., Europe and Japan. See Note O, "Sales and Product Information," to our consolidated financial statements for a summary of our net sales by geographic area and product group.

    Our marketing efforts utilize a variety of promotional channels including print advertisements, scientific conferences, trade shows, and Internet browser ads. The primary targets of our marketing efforts are life sciences researchers and medical geneticists in academic and commercial research institutions.

Customers

    We had sold WAVE Systems to customers in over 20 countries. Customers that have purchased at least one WAVE System include numerous core laboratory facilities and a number of other leading academic and medical institutions in the U.S. and abroad, including Harvard University, Stanford University, Baylor College of Medicine, University of Chicago, Fred Hutchison Cancer Research Facility, Mayo Clinic, National Cancer Institute, National Institutes of Health, Institut Curie, University of Cambridge, Welcome Trust-Oxford University and Institut Gustave Roussy. Customers also include a number of large, established U.S. and foreign pharmaceutical and biotech companies including SmithKline Beecham, Bristol-Meyers Squibb, Millennium Pharmaceuticals, Merck & Company, Novartis and Eli Lilly and Company. No single customer accounted for more than 10% of our sales in 2000, 1999 or 1998.

Manufacturing

    We manufacture consumable products including our proprietary DNASep, OLIGOSep and RNASep separation columns and liquid reagents. We also incorporate our own modifications into the basic liquid chromatography instrument that we use in our WAVE System. Our manufacturing facilities are located in San Jose, California, Omaha, Nebraska, and Cramlington, England.

    We obtain the basic liquid chromatography instrument for our WAVE System from Hitachi Instruments, Inc. This relationship allows us to use Hitachi's significant manufacturing capability to meet potential future increases in demand for the WAVE System without investing in expanding our own manufacturing capacity.

    Our relationship with Hitachi has existed since 1997. Under our agreement, we have the exclusive right to market any co-developed products for DNA analysis and purification using our DNASep technologies. In addition, the agreement provides for fixed pricing of the liquid chromatography instruments for our WAVE System. Our agreement with Hitachi has no fixed term and we have retained the right to work with other vendors for liquid chromatography instruments. Under the agreement, there will be no transfer of intellectual property rights without a specific agreement to do so.

Backlog

    We manufacture our consumable products and assemble our system units based upon forecasts of near-term demand and receipts of firm orders from customers. Systems are configured to customer specifications and are generally shipped shortly after receipt of the order. Customers may reschedule orders with little or no penalty. For these reasons, our backlog at any given time is not particularly meaningful because it is not necessarily indicative of future sales levels.

Intellectual Property

    To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts.

    We have implemented an aggressive patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. As of December 31, 2000 we own 24 issued patents in the United States and have 32 pending applications, of which we have received notices of allowances for four. We also own 18 foreign issued patents and have 55 foreign patent applications pending.

    Generally, U.S. patents have a term of either 17 years from the date of issue or 20 years from the application filing date or earlier claimed priority date while patents in most other countries have a term of 20 years from the date of filing the patent application. Our issued United States patents will expire between 2009 and 2017. Our success depends to a significant degree upon our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products and technologies.

    Patents provide some degree of protections for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. We also rely in part on trade-secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in patents and copyrights arising from their work for us. All employees sign an agreement not to compete unfairly with us during their employment and after termination of their employment, through the misuse of confidential information, soliciting employees, soliciting customers and the like. However, it is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, we cannot assure you that third parties will not independently discover or invent competing technologies, or reverse engineer our trade secrets or other technologies. Therefore the measures we are taking to protect our proprietary rights may not be adequate.

    We do not believe that our products infringe on the intellectual property rights of any third party. However, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert claims against us or against the licensors of technology licensed to us, or whether those claims will be found to have merit. If we are forced to defend against such claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

Competition

    The market for our products is highly competitive. Our principal competitors include those entities that provide alternative technologies and products for the separation and analysis of DNA in the areas of sample amplification, analysis process, sample separation and variation detection and correlation. They include Affymetrix, Inc., Agilent Technologies, Amersham Pharmacia Biotech AB, Applera Corporation, Bio-Rad Laboratories, Inc., Caliper Technologies Corp., GeneTrace Systems, Inc., Invitrogen Corporation, Sequenom, Inc. and Varian Associates Inc. Moreover, competitors have greater name recognition than we do and provide more conventional technologies and products with which some of our customers and potential customers may have more familiarity or experience. In many cases, in order to compete against existing and alternative technologies, we will need to demonstrate the superior performance, speed and capabilities of our WAVE System, including our proprietary DNASep column and micro-bead technology. We cannot assure you that we will be able to make the necessary enhancements to our technology or products to compete successfully with newly emerging technologies.

Employees

    As of December 31, 2000, we had 188 full-time employees. The following sets forth the number of persons employed in the principal areas of our operation:

Manufacturing	32
Sales and Marketing	67
Research and Development	59
Administration	30

    Our future success depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense. Due to the limited number of people available with the necessary technical skills, we can give no assurance that we can retain or attract key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

    We supplement our workforce through the use of independent contractors and consultants. As of December 31, 2000, we have engaged independent contractors or consultants who provide services to us approximately equivalent to 5 full time employees.

Risks Related to Our Business

Our limited operating history as a company focused on life sciences technologies and applications subjects us to risks inherent in the development of a new business enterprise and to the risk that we may not achieve profitability.

    We have a limited operating history as a company focused on life sciences technologies and applications and are at a relatively early stage of development in this business. Our future financial performance will depend on the growth in demand for automated DNA separation and analysis enabling technologies. The genomics market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants, and will be subject to frequent and continuing changes in standards, customers' preferences and technology. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the need:

  •
  to develop a market for our products;

  •
  to obtain enough capital to support the expenses of developing and commercializing our products; and

  •
  to attract and retain qualified management, sales, technical and scientific staffs.

    Our future operating results will depend on a number of factors, including the market acceptance of our products, the introduction of new products by our competitors, our ability to adapt our technology to the commercial needs of our customers and to developments in the genomics industry, and the timing and extent of our research and development efforts. Our limited operating history in the life sciences industry makes accurate prediction of future operations difficult.

We have a history of operating losses and expect to incur losses in the future.

    We experienced losses from operations of $8.7 million during the year ended December 31, 2000, $6.9 million in fiscal 1999 and $2.0 million in fiscal 1998. These losses were mostly due to research and development expenses and sales and marketing expenses related to the development and marketing of our WAVE System. In order to continue to enhance our WAVE System and related products, develop new products, increase the pace of installations and expand our marketing, sales and customer support service staffs, we expect to incur increases in our expenses over the next several years. As a result, we could continue to incur losses for the foreseeable future and may never be profitable.

Our technology and products are relatively new and may not gain market acceptance among genomics researchers.

    Our WAVE System and other automated DNA separation and analysis products are relatively new products. Market acceptance of our products is dependent upon factors, some of which are not in our control, such as continued growth in the genomics industry, the availability and price of competing products and technologies, the success of our sales efforts, and the acceptance of our product by the academic and research community, such as biologists, geneticists and biochemists, who are more familiar with the existing, traditional methods of DNA separation and analysis. Our products must compete against well-established techniques, such as gel and capillary electrophoresis and sequencing-based technologies. We cannot be certain that our products will replace or compete successfully against existing products or that our products will achieve market acceptance. If our products do not achieve market acceptance, we may not achieve profitability.

We will need to refine our WAVE System to allow it to meet the requirements of commercial users.

    Our WAVE System is relatively new and has been developed primarily for basic genomics research applications. The WAVE System will require significant enhancements to its capacity and software in order for it to be adapted to commercial applications such as diagnostic research and drug development. The adaptation of the current WAVE System for these commercial applications will require additional research and development work that may be expensive and time-consuming. We cannot assure you that we will be able to make the necessary improvements to the WAVE System for use in commercial applications. If we are unable to complete the further development of the WAVE System we may not be able to successfully market it for commercial applications and this will limit our future revenues.

If ethical and other concerns surrounding the use of genetic information become widespread, we may have less demand for our products.

    Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to disease, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our products, which could limit our future revenues.

We have a limited sales force and limited experience with direct marketing of our products that could limit our ability to effectively penetrate new markets.

    Our direct sales force may not be sufficiently large or knowledgeable to successfully penetrate the market. We may not be able to expand our direct sales force to meet our commercial objectives. In addition, our sales force may not be able to address complex scientific and technical issues raised by our customers. Our customer support personnel may also lack the broad range of technical expertise required to adequately service and support our products in the field.

The sale of our products involves a lengthy sales cycle that makes our revenues difficult to forecast.

    Our ability to obtain customers for our WAVE System and related accessories depends in large part on the perception that our products can help accelerate basic genomics research, diagnostic testing and related applications such as drug discovery and development efforts. A WAVE System sells for between $60,000 to $100,000 depending on its features and accessories. For many potential customers, who are often constrained by limited research budgets, this will be a large capital outlay. Additionally, the sales cycle is often three to six months long due to the need to educate potential customers as to the benefits and use of our WAVE System. We also need to effectively communicate the benefits of our WAVE System to a variety of constituencies within potential customer groups, including research and development personnel and key management. We may expend substantial funds and sales effort with no assurance that a sale will result. Due to the lengthy sales cycle required, our revenues could be difficult to forecast.

We may need to raise additional funding which may not be available.

    To date, we have financed our operations primarily from the proceeds of a $77,280,000 public offering of common stock, a $10,000,000 private offering of common stock, a $12,000,000 issuance of convertible notes and borrowings under our former $5 million bank line of credit. We will continue to need substantial amounts of cash for research and development and to expand our sales and marketing infrastructure. We expect our capital and operating expenses to increase over the next several years as we expand this infrastructure and our research and development activities. The amount of additional capital that we may need to raise will depend on many factors, including:

  •
  the level of our research and development activities;

  •
  market acceptance of our products and technologies;

  •
  the level of our sales and marketing expenses;

  •
  expenditures in connection with alliances and license agreements and in acquiring new businesses and technologies;

  •
  costs incurred in enforcing and defending our patent claims and other intellectual property rights; and

  •
  the cost of financing the purchase of additional capital equipment and development tools.

    We may need to raise the additional capital in the future through bank financing or strategic investments. Additional financing may not be available to us when we need it, or, if available, we cannot assure that we will be able to obtain such financing on terms favorable to our stockholders or us. If we raise additional capital by issuing equity securities, the issuance of such securities would result in ownership dilution to our stockholders.

Our WAVE System includes hardware components and instruments manufactured by a single supplier and if we were no longer able to obtain these components and instruments our ability to manufacture our products could be impaired.

    We currently rely on a single supplier, Hitachi Instruments, Inc., to provide the basic instrument used in our WAVE System. While other suppliers of instrumentation and computer hardware are available, we believe that our arrangement with Hitachi offers strategic advantages. If we were required to seek alternative sources of supply, it could be time consuming or expensive or require significant and costly modification of our WAVE System. Also, if we were unable to obtain instruments from Hitachi in sufficient quantities or in a timely manner, our ability to manufacture our products could be impaired, which could limit our future revenues.

Our chromatographic columns, a core component of the WAVE System, are manufactured at a single facility that is located in an earthquake-prone area.

    All of our proprietary DNASep, OLIGOSep and RNASep columns are manufactured at our manufacturing facility in San Jose, California, which is located in an earthquake-prone area. In the event our manufacturing facility or equipment was affected by man-made or natural disasters, we would be unable to manufacture our products for sale or meet customer demand or sales projections. If our manufacturing operations were curtailed or ceased for any significant period of time, it could limit our future revenues.

We face, and will continue to face, intense competition, both in the U.S. and abroad, from companies that are engaged in the development of products that analyze DNA and provide genetic information.

    The nucleic acid analysis and separations markets are highly competitive. Our principal competitors include other biotechnology companies that provide alternative technologies and products for the separation and analysis of DNA. Many of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development and commercialization than we have. Moreover, some of our competitors have greater name recognition than we do and provide more conventional technologies and products with which some of our customers and potential customers may have more familiarity or experience. In order to effectively compete against alternative technologies we will need to demonstrate the superior performance, speed, capabilities and cost effectiveness of our WAVE System.

    Extensive research efforts and rapid technological progress characterize the genomics industry. To remain competitive, we will be required to continue to expand and enhance the functionality of our DNA separation and analysis equipment and to offer comprehensive DNA analysis, and complimentary applications and solutions, with greater ease of use. This will include the need to increase the WAVE System's capacity and to develop new instrumentation, software and application kits to allow the system to provide a broader range of DNA and RNA separation and analysis applications. New products may require additional development work, enhancement, testing, or further refinement before they can be made commercially available and, therefore, we could experience significant delays in the development and manufacture of our products. Even after new products are made commercially available, unforeseen technical difficulties could arise, requiring additional expenditures by us to correct such difficulties and possibly resulting in further delays. We cannot be certain that new products will be successfully developed at all.

Our patents may not protect us from others using our technology which could harm our business and competitive position.

    Our business and competitive position are dependent upon our ability to protect our proprietary technology. While we currently hold a number of domestic and foreign patents and licenses, the issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. Our patents or licenses could be challenged by litigation and, if the outcome of such litigation were adverse to us, our competitors could be free to use our technology. As a result, the invalidation of key patents owned by or licensed to us or non-approval of pending patent applications could increase competition for our products. We may not be able to obtain additional patents for our technology, or if we are able to do so, patents may not provide us with substantial protection or be commercially beneficial. Our patent applications may not protect our products because of the following reasons:

  •
  we cannot be certain that any of our pending patent applications will result in additional issued patents;

  •
  we may develop additional proprietary technologies that are not patentable;

  •
  we cannot be certain that any patents issued or licensed to us will provide a basis for commercially viable products;

  •
  we cannot be certain that any patents issued or licensed to us will not be challenged or circumvented or invalidated by third parties; and

  •
  we cannot be certain that any patents issued to others will not have an adverse effect on our ability to do business.

    Patent law relating to the scope of claims in the technology fields in which we operate is still evolving. The degree of future protection for our proprietary rights is uncertain. Furthermore, we cannot be certain that others will not independently develop similar or alternative products or technology, duplicate any of our products, or, if patents are issued to us, design around the patented products developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

We cannot be certain that other measures taken to protect our intellectual property will be effective.

    We rely upon trade secret protection, copyright and trademark laws, non-disclosure agreements and other contractual provisions for some of our confidential and proprietary information that is not subject matter for which patent protection is being sought. Such measures, however, may not provide adequate protection for our trade secrets or other proprietary information. If they do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced. While we require employees, academic collaborators and consultants to enter into confidentiality and/or intellectual property assignments where appropriate, any of the following could still occur:

  •
  proprietary information could be disclosed or others may gain access to such information;

  •
  others may independently develop substantially equivalent proprietary information and techniques;

  •
  we may not have adequate remedies for any breach; or

  •
  we may not be able to meaningfully protect our trade secrets.

We are dependent upon our licensed technologies and may need to obtain additional licenses in the future to offer our products and remain competitive.

    We have acquired or licensed key components of our technologies from third parties. If these agreements were to terminate prematurely or if we breach the terms of any licenses or otherwise fail to maintain our rights to such technology, we may lose the right to manufacture or sell our products. In addition, we may need to obtain licenses to additional technologies in the future in order to keep our products competitive. If we fail to license or otherwise acquire necessary technologies, we may not be able to develop new products that we need to remain competitive.

The protection of intellectual property in foreign countries is uncertain.

    We have sold approximately 50% of our WAVE Systems to customers located outside the U.S. The patent and other intellectual property laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may need to bring proceedings to defend our patent rights or to determine the validity of our competitors' foreign patents. These proceedings could result in substantial cost and diversion of our efforts. Finally, some of our patent protection in the U.S. is not available to us in foreign countries due to the laws of those countries.

Our products could infringe on the intellectual property rights of others which could require us to pay substantial royalties.

    There are a significant number of U.S. and foreign patents and patent applications submitted for technologies in, or related to, our area of business. As a result, any application or exploitation of our technology could infringe patents or proprietary rights of others and any licenses that we might need as a result of such infringement might not be available to us on commercially reasonable terms, if at all. This may lead others to assert patent infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe on another party's intellectual property rights. We could also be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if a claim is without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

We depend on attracting and retaining key employees.

    We are highly dependent on the principal members of our management staff and research and development group, including Collin J. D'Silva, our Chief Executive Officer. We have entered into employment agreements with Mr. D'Silva and some, but not all, of our other key employees. The loss of services of any of these individuals could seriously harm our product development and commercialization efforts for our new life sciences products. Our future success will also depend on our ability to attract, hire and retain additional personnel, including sales and marketing personnel, technical support and customer service staff and application scientists. There is intense competition for qualified personnel in our industry, especially for experienced personnel in the areas of chemistry and molecular biology, software and electric engineering, manufacturing and marketing, and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could reduce our ability to continue development of our DNA separation and analysis technology and to successfully market our products.

We will need to effectively manage our growth if we are to successfully implement our strategy.

    The number of employees and scope of our business operations are expected to grow as we continue the commercialization of our WAVE System. This growth may place a strain on our management and operations. Our ability to manage our growth will depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our work force both in the U.S. and abroad. We may be required to open non-U.S. offices in addition to our current U.K., Japan and satellite European offices, which could result in additional burdens on our systems and resources. Our inability to manage our growth effectively could affect our ability to pursue business opportunities and expand our business.

Our failure to comply with any applicable government regulations or otherwise respond to claims relating to improper handling, storage or disposal of hazardous chemicals which we use may adversely affect our results of operations.

    Our research and development and manufacturing activities involve the controlled use of hazardous materials and chemicals, including acetonitrile. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of hazardous materials and waste products. If we fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. We cannot assure you that accidental contamination or injury will not occur. Any such accident could damage our research and manufacturing facilities and operations, resulting in delays and increased costs.

Item 2.  Properties.

    We do not own any real property. We currently lease office and manufacturing space in the following locations:

Location	Square Footage	Annual Rent	Lease Term Expires
Omaha, Nebraska	16,734	$172,000	2007
San Jose, California	27,860	$468,000	2005
Crewe, England	10,250	£97,500	2006
Cramlington, England	8,200	£26,000	2001
Tokyo, Japan	1,000	¥7,293,000	2001
Cambridge, Massachusetts	2,500	$54,000	2002
Gaithersburg, Maryland	2,294	$35,000	2004
Houston, Texas	2,760	$24,000	2003
San Diego, California	4,995	$135,000	2003

Item 3.  Legal Proceedings.

    We are not a party, nor are any of our assets or properties subject, to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

    We did not submit any matters to our stockholders for a vote or other approval during the fourth quarter of the fiscal year covered by this report.

Item 4a.  Executive Officers.

    Our executive officers are elected annually by the Board of Directors at the first meeting following the annual stockholder's meeting. Other officers are elected by the Board of Directors from time to time. Each officer holds office until a successor has been duly elected or appointed and qualified or until the death, resignation or removal of such officer.

    Our current officers and their ages as of December 31, 2000 are listed below followed by a brief biography.

Name	Age	Position
Collin J. D'Silva	43	Chairman of the Board, Chief Executive Officer and Director
William P. Rasmussen	48	Chief Financial Officer
Douglas T. Gjerde, Ph.D	47	Chief Scientific Officer and Director
John E. Doyle	56	Executive Vice President of Emerging Markets
William Walker	64	Vice President of Intellectual Property
Mitchell L. Murphy	44	Vice President, Secretary and Treasurer

    Collin J. D'Silva.  Mr. D'Silva has served as our Chairman of the Board and Chief Executive Officer since 1997 and is also a Director. Mr. D'Silva, a co-founder of Transgenomic, has worked for Transgenomic and its predecessors since 1988. Prior to that time, Mr. D'Silva was employed by AT&T from 1980. At AT&T, he held various positions in engineering, materials management, sales support and business development. His last position at AT&T was Business Unit Manager and Engineering Manager for a network distribution products division. Mr. D'Silva holds a B.S. degree and a M.Eng. degree in industrial engineering from Iowa State University and an M.B.A. from Creighton University.

    William P. Rasmussen.  Mr. Rasmussen joined us on October 1, 1998 and currently serves as our Chief Financial Officer. Prior to joining us, Mr. Rasmussen was Chief Financial Officer at I-Mark Systems

from 1996 until it was purchased in 1997. I-Mark Systems designed integrated computer voting solutions and was a successor corporation of ADD Consulting Inc., which provided computer staffing professionals to numerous industries. Mr. Rasmussen served as Chief Financial Officer of ADD Consulting Inc. from 1994 until joining I-Mark Systems in 1996. Mr. Rasmussen owned a travel management company from 1986 until 1998, and he provided consulting services to numerous software and telecommunication companies from 1984 through 1994. Mr. Rasmussen's previous experience also includes serving as Controller and Principle Accounting Officer for Applied Communications, Inc. from 1979 until 1984. Applied Communications, Inc., now known as Transaction Systems Architects, Inc., is a software provider for transaction processing systems.

    Douglas T. Gjerde, Ph.D.  Dr. Gjerde joined us in 1996 as Chief Scientific Officer. Dr. Gjerde has held positions as senior scientist for Exxon Research and Engineering, Director of Research for Wescan Instruments, and President and Director of Research & Development for Sarasep, Inc. Sarasep, which Dr. Gjerde co-founded, was acquired by us in 1996. Dr. Gjerde has authored 12 patents and has more than 40 journal publications, primarily focused on separation technology. Dr. Gjerde received his B.S. in chemistry in 1976 from Minnesota State University, Mankato, Minnesota, and his Ph.D. in analytical chemistry in 1980 from Iowa State University, Ames, Iowa.

    John E. Doyle.  Mr. Doyle has been with our company since September 1997, initially focusing on operations and process improvement. In 1999, Mr. Doyle assumed responsibility for sales, again focusing on process as well as improvements in staffing. Prior to joining Transgenomic, he was with Supelco Inc. for 20 years, serving as Chief Executive Officer when it was a Sigma-Aldrich company; Business Unit Vice President when it was a subsidiary of Rohm and Haas Corporation; and International Vice President when it was privately held. Mr. Doyle received his engineering degree from Pennsylvania State University.

    William Walker.  Mr. Walker joined us in 1998 as Vice President of Intellectual Property. Mr. Walker is a corporate attorney with an emphasis in intellectual property law. Mr. Walker served as Director of Patents and Licensing for Syntex Corporation (1970 - 1981) and subsequently provided intellectual property counseling to new and emerging companies. Mr. Walker has a law degree from Georgetown University Law Center, a B.S. degree in chemical engineering from the University of Tennessee and a MFCC degree in psychology from Santa Clara University. He is a member of the California Bar and is active in numerous professional organizations.

    Mitchell L. Murphy.  Mr. Murphy joined us in 1992. His current duties include the overall corporate administration and shareholder relations. Prior to joining Transgenomic, he held accounting and financial management positions for companies involved in manufacturing, steel distribution and rebar fabrication for 15 years. He spent over two years as an auditor for the Omaha, Nebraska office of Deloitte, Haskins & Sells (now Deloitte & Touche LLP) working in a broad range of industries. Mr. Murphy graduated with honors from Creighton University in 1978 with a B.S. degree in business administration with an accounting major.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    Our common stock is listed for trading on the NASDAQ National Market under the symbol TBIO. The following table sets forth the high and low prices for our common stock during the third and fourth quarters of 2000 beginning on July 17, 2000, the date of our initial public offering of common stock.

Year Ended December 31, 2000	High	Low
Third Quarter (July 17 - September 30, 2000)	$30.016	$15.75
Fourth Quarter	$23.00	$5.75

    Prior to July 17, 2000 there was no public market for our common stock. At February 16, 2001, there were 21,230,166 shares of our common stock outstanding and approximately 2,200 holders of record. The outstanding shares consist of 21,492,070 shares issued less 261,904 shares of treasury stock.

    We have never declared or paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain all earnings, if any, for investment in our business. Dividends on our common stock will be paid only if and when declared by our board of directors. The board's ability to declare a dividend is subject to limits imposed by Delaware corporate law. In determining whether to declare dividends, the board may consider our financial condition, results of operations, working capital requirements, future prospects and other relevant factors.

Item 6.  Selected Financial Data.

    The statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 are derived from our historical consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, which have been audited by Deloitte & Touche LLP, our independent auditors. The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited historical consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical consolidated financial statements include the results from our non-life sciences product line which was sold effective April 1, 2000. Financial information prior to July 1, 1997 is that of our predecessor corporation, CETAC Holding Company, Inc. and its subsidiaries or predecessors.

    The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and the information under "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	In thousands, expect per share data
Statement of Operations Data:
Net sales	$25,883	$23,035	$18,935	$11,577	$12,535
Cost of good sold	12,800	12,090	9,590	6,336	6,760

Gross profit	13,083	10,945	9,345	5,241	5,775

Selling, general and administrative	14,047	11,532	8,160	6,412	4,751
Research and development	7,652	6,297	3,159	2,047	1,385
Stock based compensation expense	861	—	—	—	—
Gain on sale of product line	(784)	—	—	—	—

Operating expenses	21,776	17,829	11,319	8,459	6,136

Loss before income taxes	(8,481)	(8,082)	(2,506)	(3,646)	(644)

Net loss	(8,661)	$(9,827)	$(1,576)	$(2,410)	$(415)

Basic and diluted net loss per share	$(0.52)	$(0.76)	$(0.13)	$(0.22)	$(0.04)

Basic and diluted weighted average shares outstanding	16,630	13,000	12,279	11,145	11,000

	As of December 31,
	2000	1999	1998	1997	1996
	In thousands
Balance Sheet Data:
Total assets	$77,863	$19,964	$14,736	$10,010	$9,527
Long-term debt, less current portion	—	12,538	695	1,128	1,597
Total stockholders' equity (deficit)	73,966	(2,099)	6,649	991	2,114

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    We provide innovative tools for nucleic acids separation and analysis. Our WAVE® System is a versatile system that can be used for variation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. Our business plan is to focus on the genomics segment of the life sciences industry and the development, marketing and support of our proprietary technology for the automated separation and analysis of DNA. Our initial focus has been on marketing to researchers seeking to discover and understand variations in the human genetic code and the relationship of these variations to disease.

    Revenues for our life sciences products are generated from the sale of our principal product, the WAVE® System, and associated consumable products and reagents. During the fiscal year ended December 31, 2000, we sold 245 WAVE® Systems to major academic and government research centers and commercial and biopharmaceutical companies in over 20 countries. Revenues from the sale of consumable products during the same period have represented approximately 21% of our net sales derived from our life sciences business. We expect that over the next five years, sales from consumable products will increase as a percentage of our net sales.

    Before July 1, 1997, we manufactured and sold instruments and other products used in the non-life sciences instrumentation industry through our predecessor company, CETAC Holding Company, Inc. and its subsidiaries. On July 1, 1997, we merged these companies into Transgenomic, Inc., a new Delaware corporation, for the purpose of developing, manufacturing and selling our new life sciences product line in addition to continuing to manufacture and market our existing non-life sciences products. In 1999, we decided to focus our resources on our life sciences product line. Accordingly, during the second quarter of 2000 we sold the assets related to our non-life sciences instrument products. These assets consisted of inventory, property, plant and equipment, patents, other intellectual property rights and a lease deposit, with an aggregate book value, net of $125,000 of accrued liabilities, of approximately $4.9 million. Financial information for periods ending before the effective date of the sale, April 1, 2000, includes the results of our non-life sciences instrument product line. On July 21, 2000, we completed our initial public offering, selling 5,152,000 shares of common stock at $15.00 per share for net proceeds of approximately $69.9 million.

    We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At December 31, 2000, we had an accumulated deficit of $21.0 million. Although we expect to continue to incur substantial research and development and selling, general and administrative costs as we continue to expand our operations we also expect these costs as a percentage of sales to decline.

Results of Operations

Years Ended December 31, 2000 and 1999

    Net Sales.  Net sales increased 12%, from $23.0 million in 1999 to $25.9 million in 2000. Sales of our life sciences products increased 67%, from $14.2 million in 1999 to $23.7 million in 2000. Total revenues from sales of WAVE® Systems increased 68%, from $11.2 million in 1999 to $18.8 million in 2000. Life sciences consumable sales increased 61%, from $3.0 million in 1999 to $4.9 million in 2000. Most of the increase in consumable sales came from our WAVE related consumables that increased 130% from $0.9 million in 1999 to $2.1 million. Sales of consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Sales of our non-life sciences instrument products decreased 75%, from $8.8 million in 1999 to $2.2 in 2000 due to the fact that we sold this product line effective April 1, 2000, therefore, no sales of these products were recorded after March 31, 2000.

    Cost of Goods Sold.  Cost of goods sold increased 6% from $12.1 million in 1999 to $12.8 million in 2000, representing 52% of net sales in 1999 and 49% of net sales in 2000. Cost of goods sold as a percent of sales improved year over year due to lower combined material and manufacturing costs for our life science instruments as compared to the non-life sciences instruments. We anticipate that this percentage will improve in the future as we refine our systems configurations potentially reducing material costs and as consumables become a greater percentage of our revenues.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 22%, from $11.5 million in 1999 to $14.0 million in 2000. This increase is the result of additional personnel and personnel-related expenses and depreciation. The average selling, general and administrative personnel counts increased 10% from 90 in 1999 to 99 in 2000. The average count for 1999 included approximately 32 employees whose positions were associated with the non-life sciences product line which we sold effective April 1, 2000. Direct personnel expenses and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 77% of the total increase. Increased depreciation expense associated with investments in offices and equipment supporting our expanded staff accounted for approximately 10% of the total increase. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating as a public company.

    Research and Development Expenses.  Research and development expenses increased 22%, from $6.3 million in 1999 to $7.7 million in 2000. These expenses represented 27% of net sales in 1999 versus 30% of net sales in 2000. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property, research activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred. The increase in these expenses is attributable to increased personnel and personnel related expenses, the costs associated with the expanded activities of the staff and depreciation. The average research and development personnel count increased 4% from 55 in 1999 to 57 in 2000. The average count for 1999 included approximately 7 employees whose positions were associated with the non-life sciences product line which we sold effective April 1, 2000. Salaries, payroll taxes and benefits accounted for approximately 46% of the total increase. This percentage increase is greater than the percentage increase in average personnel counts due to the timing of personnel hiring in 1999. The majority of personnel additions in 1999 occurred in the second half of the year while personnel counts in 2000 were consistent. We supplement the expanded activities of our staff through the engagement of external consultants. Increased professional services fees accounted for approximately 18% of the total increase in research and development expenses. The increase in depreciation is the result of investments in equipment during the year. The increase in depreciation accounted for approximately 20% of the total increase. We expect research and development spending to increase over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $0.9 million in 2000. In connection with the sale of our non-life sciences instrument product line, we accelerated the vesting of 71,700 options, which would have otherwise been forfeited. Former employees who were associated with our non-life sciences product line held these options. The acceleration resulted in the recording of $0.6 million of stock based compensation expense in the first quarter of 2000. The remaining expense is due to amortization of deferred compensation related to stock options issued.

    Gain on Sale of Product Line.  Effective April 1, 2000 we sold the assets related to our non-life sciences instrument product line to enable us to focus our business plan on the genomics segment of the life sciences industry. The assets were sold for a total adjusted purchase price of $5.65 million plus reimbursement by the buyer of approximately $0.4 million of expenses paid by us since March 31, 2000 in connection with this product line. At the date of the transaction the gain to be recognized on the sale of the assets was deferred until we received all proceeds from the buyer. All such proceeds were received on December 29, 2000 and a gain on the sale of $0.8 million, before taxes, was recognized.

    Other Income (Expense).  Other income and expense, which consists mainly of net interest income and expense, improved from an expense of $1.2 million in 1999 to income of $0.2 million in 2000. Interest expense for the year was $1.8 million as compared to $1.3 million in 1999. The increase in interest expense was the result of interest expense on our $12 million convertible notes that were issued in March 1999, additional interest expense on our working capital lending facility and accelerated interest charges on our convertible notes. On the effective date of our initial public offering interest payable on the notes was accelerated through the maturity date of the notes at an annual interest rate of 3.6%. As a result, the Company recorded additional interest expense of approximately $0.8 million in the third quarter of 2000. Interest income for the year was $2.0 million as compared to $0.1 million in 1999. The increase in interest income is a result of the investment of the net proceeds from our initial public offering.

    Income Taxes.  Income tax expense in 1999 was $1.7 million while in 2000 income tax expense was $0.2 million. The expense recorded in 1999 relates to the establishment of a valuation allowance against previously recorded deferred tax assets. The expense recorded in 2000 relates to the recognized gain on the sale of the assets related to our non-life sciences product line. No further tax benefit is being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized. As of December 31, 2000, we had federal net operating loss carryforwards of approximately $19.9 million. We also had federal research and development tax credit carryforwards of approximately $0.2 million. The net operating loss and credit carryforwards will expire at various dates from 2012 through 2020, if not utilized. We also had state income tax loss carryforwards of $4.2 million. These carryforwards will also expire at various dates if not utilized.

    As of December 31, 1999, we had deferred tax assets of approximately $0.2 million. The deferred tax asset at December 31, 1999 has been offset by a valuation allowance of $4.5 million due to our cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The deferred tax assets as of December 31, 2000 were $7.6 million and were offset by a valuation allowance of $7.6 million. Deferred tax assets relate primarily to net operating loss carryforwards.

Years Ended December 31, 1999 and 1998

    Net Sales.  Net sales increased 22%, from $18.9 million for the year ended 1998 to $23.0 million for the year ended 1999. Sales from our life sciences products increased 91%, from $7.4 million in 1998 to $14.2 in 1999. Total revenues from sales of WAVE Systems increased 107%, from $5.4 million in 1998 to $11.2 million in 1999. Life science consumables sales increased 50%, from $2.0 million in 1998 to $3.0 million in 1999. In 1999, we acquired another manufacturer of life science consumables and began including sales of these products in our revenues. These sales, along with an increase of $0.7 million in sales of our WAVE Systems consumables, account for the increase in total life science consumables sales. Sales of our non-life sciences instruments decreased 24%, from $11.5 million in 1998 to $8.8 million in 1999. This decrease was a result of reduced demand for these products related to an industry-wide consolidation among customers for these products and the negative effect of a reorganization of our dealer and distributor network.

    Cost of Goods Sold.  Cost of goods sold increased from $9.6 million in 1998 to $12.1 million in 1999 due to increased sales. Cost of goods as a percentage of sales remained relatively constant from 1998 to 1999, increasing from 51% in 1998 to 52% in 1999.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 41%, from $8.2 million in 1998 to $11.5 million in 1999. This increase is the result of additional personnel and personnel-related expenses and consulting fees. Average selling, general and administrative personnel counts increased 30% from 69 in 1998 to 90 in 1999. This increase is mainly the result of continuing to build our direct sales and marketing staff in the United States for our entry into the life sciences market. We also opened an office in Japan and expanded our life sciences sales efforts in Europe. Direct personnel expenses and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 47% of the total increase. Increased consulting fees are the result of a one-time advisory services fee of $550,000, or 17% of the total increase, in 1999 in connection with consulting and financial advisory services associated with the development of our strategic business plan and related intermediate and long-term financial strategies.

    Research and Development Expenses.  Research and development expenses increased 99%, from $3.2 million in 1998 to $6.3 million in 1999. These expenses represented 17% of net sales in 1998, versus 27% of net sales in 1999. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property, research activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred. The increase in these expenses was attributable to a 77% increase in the average research and development personnel count, from 31 in 1998 to 55 in 1999. Compensation, benefits, hiring expenses and other direct personnel costs accounted for 62% of the total increase. The remaining increase is attributable to the costs associated with the expanded activities of the research and development staff.

    Other Expenses.  Other expenses, which consisted mainly of net interest expense, increased 125%, from $0.5 million in 1998 to $1.2 million in 1999. This increase was related to interest expense on our placement of $12.0 million of convertible notes in March 1999.

    Income Taxes.  The income tax benefit in 1998 was $0.9 million, while in 1999 income tax expense was $1.7 million. A valuation reserve of $4.5 million was recorded in 1999 due to our cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide a valuation reserve against deferred tax assets. To the extent we begin to generate income in future years and determine that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized. As of December 31, 1999, we had federal net operating loss carryforwards of approximately $11.6 million. We also had federal research and development tax credit carryforwards of approximately $131,000. The net operating loss and credit carryforwards will expire at various dates from 2012 through 2019, if not utilized. We also had state income tax loss carryforwards of $3.0 million. These carryforwards will also expire at various dates if not utilized.

    As of December 31, 1998 and 1999, we had deferred tax assets of approximately $2.0 million and $4.7 million, respectively. The deferred tax asset at December 31, 1999 has been offset by a valuation allowance of $4.5 million due to our cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The deferred tax assets were $2.0 million and $180,000 as of December 31, 1998 and 1999, respectively. Deferred tax assets relate primarily to net operating loss carryforwards.

Liquidity and Capital Resources

    We have experienced net losses and negative cash flows from operations during the past three years. As a result, we had an accumulated deficit of $21.0 million as of December 31, 2000. On July 21, 2000, we issued 5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, holders of warrants and options to purchase shares of common stock exercised at various times since our initial public offering thus providing us with an additional $2.7 million in cash. As of December 31, 1999 and 2000, we had approximately $0.2 million and $38.2 million, respectively, in cash and cash equivalents. In addition, as of December 31, 2000, we had $23.7 million in short-term investments for total cash and short-term investments of $61.9 million.

    On May 19, 2000, we sold the assets related to our non-life sciences instrument product line to a company controlled by Stephen F. Dwyer, a director and a principal stockholder of ours, for a total adjusted purchase price of $5.65 million plus reimbursement by the buyer of approximately $0.4 million of expenses paid by us since March 31, 2000 in connection with this product line. Approximately $3.65 million was paid in cash at the closing of the sale and $2.0 million was paid with an interest-bearing promissory note due on December 30, 2000.

    The purchaser financed the cash portion of the purchase price for these assets plus initial working capital needs with borrowings of approximately $4.6 million obtained from a bank. We acquired the notes evidencing these loans from the bank upon closing of our initial public offering by paying to the bank an amount equal to the entire principal balance of the notes plus accrued and unpaid interest. These acquired notes were consolidated with the original $2.0 million note. All of the principal and accrued interest on this consolidated note was repaid prior to maturity. On December 29, 2000, we repurchased 261,904 shares of our common stock from Mr. Dwyer for $10.50 per share, which was the closing price for our common stock on that day, for an aggregate purchase price of $2.7 million. Mr. Dwyer used these proceeds and additional resources to pay the principal and interest on the consolidated note.

    Our $12 million convertible notes, due 2002, contained features that were impacted by our initial public offering. On the effective date of our initial public offering interest payable on the notes was accelerated through the maturity date of the notes at an annual interest rate of 3.6%. As a result, we recorded additional interest expense of approximately $0.8 million. These notes contained a conversion feature that allowed us, upon satisfaction of certain conditions, to cause conversion of the principal plus accrued interest into shares of our common stock at a conversion price of $5.00 per share. On August 14, 2000, our Board of Directors authorized us to convert the notes into common stock upon meeting the required conditions. On August 15, 2000, such conditions were met and the notes were converted into 2,750,906 shares of common stock. All principal and accrued interest at the conversion date of approximately $13.9 million was recorded to stockholders equity.

    Our operating activities resulted in net outflows of $3.4 million in 1998 and $8.7 million in 1999 as compared to $4.7 million in 2000. The operating cash outflows for these periods resulted from significant investments in research and development, and sales and marketing, which resulted in operating losses. The operating cash outflows for 2000 are significantly lower than those in the prior year. This improvement in operating cash flows was attained in large part through increased accounts receivable collection. During 1999 the average days to collect accounts receivable was over 90 days. This decreased to approximately 60 days for 2000.

    Net cash used in investing activities was $1.5 million in 1998 and $3.5 million for 1999 compared to $22.2 million in 2000. The change in investing cash flow in 2000 is the result of our investment of a portion of the net proceeds from our initial public offering in short term investments. Such investments resulted in investing cash outflows of $23.7 million. This outflow was offset by the net cash inflow from the sale proceeds related to the sale of our non-life sciences product line assets net of investments in property and equipment.

    Net cash provided by financing activities was $4.6 million in 1998 and $12.2 million for 1999 compared to $64.9 million in 2000. The financing cash inflows in 2000 are the result of our initial public offering offset by the repayment of bank debt and our purchase of treasury stock. Our IPO and subsequent sales of common stock for the exercise of warrants and options resulted in cash inflow, net of expenses, of approximately $72.7 million. The repayment of debt resulted in cash outflow of approximately $5.2 million and the purchase of treasury stock resulted in cash outflow of approximately $2.7 million. The funds used came from the proceeds of the sale of our non-life sciences instrument product line and our initial public offering. The financing cash inflows in 1999 were due to the issuance of convertible notes that provided net proceeds of $11.4 million in March 1999, and net other borrowings.

    Our capital expenditures budget for 2001 is approximately $5.0 million. Capital expenditures for the current year are expected to relate to facility and equipment improvements. Research and development expenses are budgeted at approximately $8.9 million for 2001. We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements depend on a number of factors, including the level of our research and development activities, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors.

    We believe that our current cash balances will be sufficient to fund operations through at least fiscal year 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements.

Impact of Inflation

    We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Recent Account Pronouncements

    Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

Foreign Currency Rate Fluctuations

    Approximately 50% of our net sales have been to customers in the United States. While we do sell products in many foreign countries, most of these sales are completed by our wholly-owned subsidiary, Transgenomic, LTD., and are made in its operating currency British pounds sterling, or the Euro. Results of operations for the Company's foreign subsidiary are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. Too further limit our exposure to exchange rate risk all sales quotes issued by Transgenomic, Ltd., starting in 2001, will be based upon the United States dollar pricing converted at prevailing exchange rates at the time of the quote. Additionally, such quotes will have short expiration dates. As a result, although we are subject to exchange rate risk, management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2000 was less than one year. Due to the short term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is presented.

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

     Board of Directors
Transgenomic, Inc.
Omaha, Nebraska

    We have audited the accompanying consolidated balance sheets of Transgenomic, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Transgenomic, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 31, 2001

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2000 and 1999

(in thousands except share and per share data)

	2000	1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,193	$153
Short term investments	23,728	—
Accounts receivable, net	4,733	6,199
Inventories	2,567	3,919
Prepaid expenses and other current assets	948	623

Total current assets	70,169	10,894
PROPERTY AND EQUIPMENT:
Equipment	6,359	5,200
Furniture and fixtures	1,068	1,567

	7,427	6,767
Less—accumulated depreciation	2,836	3,909

	4,591	2,858
DEMONSTRATION INVENTORY	196	2,124
OTHER ASSETS	2,907	4,087

	$77,863	$19,963

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Note payable—bank	$—	$4,340
Current portion of notes payable—other	—	580
Accounts payable	1,961	2,827
Accrued compensation	569	666
Other accrued expenses	1,367	1,112

Total current liabilities	3,897	9,525

NOTES PAYABLE—other, less current maturities	—	116
CONVERTIBLE NOTES PAYABLE	—	12,421

COMMITMENTS AND CONTINGENCIES (Notes H, J, L and N)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 21,472,816 and 13,000,000 shares issued in 2000 and 1999, respectively	215	130
Additional paid-in capital	97,965	10,232
Unearned compensation	(463)	(113)
Accumulated deficit	(21,005)	(12,344)
Accumulated other comprehensive income (loss)	4	(4)

	76,716	(2,099)
Less: Treasury Stock, at cost, 261,904 shares	(2,750)	—

Total stockholders' equity (deficit)	73,966	(2,099)

	$77,863	$19,963

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2000, 1999 and 1998

(in thousands except share and per share data)

	2000	1999	1998
NET SALES	$25,883	$23,035	$18,935
COST OF GOODS SOLD	12,800	12,090	9,591

Gross profit	13,083	10,945	9,344
OPERATING EXPENSES:
Selling, General and administrative	14,047	11,532	8,160
Research and development	7,652	6,297	3,159
Stock based compensation expense	861	—	—
Gain on sale of product line	(784)	—	—

	21,776	17,829	11,319
LOSS FROM OPERATIONS	(8,693)	(6,884)	(1,975)
OTHER INCOME (EXPENSE):
Interest income	2,005	126	59
Interest expense	(1,779)	(1,324)	(575)
Other—net	(14)	—	(15)

	212	(1,198)	(531)
LOSS BEFORE INCOME TAXES	(8,481)	(8,082)	(2,506)
INCOME TAX EXPENSE (BENEFIT):
Current	—	(28)	20
Deferred	180	1,773	(950)

	180	1,745	(930)

NET LOSS	$(8,661)	$(9,827)	$(1,576)

BASIC AND DILUTED LOSS PER SHARE	$(0.52)	$(0.76)	$(0.13)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING	16,629,555	13,000,000	12,279,042

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Years Ended December 31, 2000, 1999 and 1998

(in thousands except share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid in Capital	Notes Receivable	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 1998	11,351,500	$114	$2,835	$(1,020)	$—	$(941)	$2	$—	$990
Net loss						(1,576)	(1,576)		(1,576)
Other comprehensive income (loss):
Foreign currency translation adjustment							1		1

Comprehensive income (loss)							(1,575)
Net receivable from related party				(66)					(66)
Sale of common shares	1,648,500	16	7,284						7,300

Balance, December 31, 1998	13,000,000	130	10,119	(1,086)	—	(2,517)	3	—	6,649
Net loss						(9,827)	(9,827)		(9,827)
Other comprehensive income (loss):
Foreign currency translation adjustment							(7)		(7)

Comprehensive income (loss)							(9,834)
Net receivable from related party				1,086					1,086
Issuance of stock options			113		(113)				—

Balance, December 31, 1999	13,000,000	130	10,232	—	(113)	(12,344)	(4)	—	(2,099)
Net loss						(8,661)	(8,661)		(8,661)
Other comprehensive income (loss):
Foreign currency translation adjustment							(5)		(5)
Unrealized gain on available for sale securities							13		13

Comprehensive income (loss)							(8,653)
Sale of common shares	25,000		250						250
Initial public offering (net of expenses)	5,152,000	52	69,644						69,696
Conversion of Notes Payable and accrued interest	2,750,906	28	13,909						13,937
Issuance and exercise of stock options or warrants	544,910	5	3,930		(508)				3,427
Amortization of unearned compensation					158				158
Purchase of treasury stock	(261,904)							(2,750)	(2,750)

Balance, December 31, 2000	21,210,912	$215	$97,965	$—	$(463)	$(21,005)	$4	$(2,750)	$73,966

TRANSGENOMIC INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999 and 1998

(in thousands)

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,661)	$(9,827)	$(1,576)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,807	1,364	798
Deferred income taxes	180	1,773	(950)
Loss (gain) on sale of assets	4	(16)	(8)
Gain on sale of product line	(784)	—	—
Accrued interest and redemption premium	1,415	859	—
Amortization of deferred financing costs	101	150	—
Stock based compensation expense	861	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,444	(1,635)	(2,029)
Inventories	(223)	(1,775)	(1,718)
Prepaid expenses and other current assets	(357)	(296)	307
Accounts payable	(796)	481	1,392
Accrued expenses	261	179	340

Net cash flows from operating activities	(4,748)	(8,743)	(3,444)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,109)	(1,828)	(683)
Proceeds from asset sales	5,657	21	10
Increase in other assets	(980)	(1,461)	(790)
Purchase of short term investments	(23,728)	—	—
Purchase of business, net of cash acquired	—	(187)	—

Net cash flows from investing activities	(22,160)	(3,455)	(1,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of expenses	72,670	—	7,300
Net change in note payable—bank	(4,340)	1,190	(800)
Proceeds from notes payable—other	204	—	100
Payments on notes payable—other	(901)	(430)	(1,965)
Purchase of treasury stock	(2,750)	—	—
Proceeds from convertible notes payable	—	12,000	—
Deferred financing costs	—	(588)	—
Increase in related party receivables	—	—	(66)

Net cash flows from financing activities	64,883	12,172	4,569
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	65	(8)	1

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,040	(34)	(337)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	153	187	524

CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,193	$153	$187

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2000, 1999 and 1998

(in thousands except share and per share data)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description.

    Transgenomic, Inc., a Delaware corporation, and its subsidiaries (the "Company") provide innovative research tools to the life sciences industry. These tools enable researchers to discover and understand variation in the human genetic code, or genome, in order to accelerate and improve drug development and diagnostics. The Company markets and sells these platforms primarily throughout North America, Europe and the Pacific Rim. Through March 31, 2000, the Company also manufactured and designed sample preparation and monitoring instruments, which were primarily used with various types of optical and mass spectrometers to analyze the chemical makeup of samples. The assets related to this non-life sciences product line were sold effective April 1, 2000.

Principles of Consolidation.

    The consolidated financial statements include the accounts of Transgenomic, Inc. and its wholly-owned subsidiaries Transgenomic, Ltd., which provides sales and customer support in Europe, Transgenomic Japan, Inc., which sponsors a sales and support branch office in Japan and Transgenomic St. Thomas, Inc., which is organized as a foreign sales corporation. All intercompany balances and transactions have been eliminated.

Sales and Distribution Strategy.

    The Company sells its products in two major ways:

1)
Direct—The Company serves the United States and European markets through direct sales efforts from the Company headquarters in Omaha and Transgenomic, Ltd. headquarters in Crewe, United Kingdom. The Company has direct salespeople strategically located to cover all sections of the United States and Europe.

2)
Distributors—The Company also sells its products to distributors in its major European, Pacific Rim and other markets.

    The Company has sales offices in the United States, United Kingdom and Japan. These offices function mainly as service and support centers and also as sales resources for OEM and distributor customers in Europe and Japan.

Cash and Cash Equivalents.

    For purposes of reporting cash flows, cash and cash equivalents include cash and temporary investments with original maturities at acquisition of three months or less.

Short Term Investments.

    The Company classifies all of its short term investments with maturities at acquisition of greater than three months as available for sale securities. Such short term investments consist primarily of United States government and federal agency securities, corporate commercial paper and mutual funds which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on short term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available for sale and are classified as current assets.

Accounts Receivable.

    Accounts receivable are shown net of allowance for doubtful accounts of $180 and $161 in 2000 and 1999, respectively. Payment terms generally are 30 or 60 days. The Company has also provided extended payment terms to some of its customers. Accounts receivable balances subject to extended terms were approximately $105 as of December 31, 2000 and $216 as of December 31, 1999. Balances due more than one year from the balance sheet date were approximately $0 and $77, respectively.

Inventories.

    Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has certain finished goods inventory it provides as demonstration units to potential customers for evaluation, as well as to certain universities and original equipment manufacturers for testing and demonstration. All demonstration units are held for resale and included in inventory at the lower of cost or market. Demonstration inventory that is greater than one year old and remains held for resale is reclassified from current assets to long-term assets and carried at the lower of cost or market. If the customer or institution does not purchase the instrument, it is retrieved, and, if necessary, reconditioned for sale. Demonstration inventory is evaluated for impairment based on its physical condition and technological status. No impairment loss has been recognized to date. At the time these instruments no longer are held for resale and will be used for in-house testing and analysis, they are transferred from inventory to property at the lower of cost or market and depreciated. Demonstration equipment included in property and equipment is used for research and development and training.

Property and Equipment.

    Property and equipment are carried at cost. Depreciation and amortization are computed by the straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 to 7 years
Production equipment	5 to 7 years
Computer equipment	5 years
Research and development equipment	3 to 5 years
Demonstration equipment	3 to 5 years

Goodwill.

    Goodwill arising from the excess of cost over the fair value of net assets at dates of acquisition is being amortized using the straight-line method over 15 years.

Impairment of Long-Lived Assets.

    The Company assesses the recoverability of long-lived assets held for use, including certain intangible assets and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, if the sum of the expected cash flows (undiscounted and without interest) resulting from the use of the asset is less than the carrying amount, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the assets. No impairment loss has been recognized to date.

Other Assets.

    Other assets include patents and intellectual property. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. Intellectual property, which is purchased technology, is recorded at cost and is amortized over its estimated useful life of between 5 and 10 years.

Deferred Financing Costs.

    Deferred financing costs are amortized over the term of the related financing using the effective interest method.

Stock Based Compensation.

    The Company accounts for its employee stock option grants under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the deemed fair market value of the Company's common stock at the date of grant over the stock option exercise price. Stock option grants to nonemployees are accounted for using the fair value method of accounting in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation using the Black-Scholes model.

Unearned Compensation.

    Unearned compensation represents the unamortized difference between the option exercise price and the deemed fair market value of the Company's common stock at the option grant date, for options issued under the Company's Stock Option Plan (Note L). The unearned compensation is charged to operations over the vesting period of the respective options.

Income Taxes.

    Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities at each balance sheet date using tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized.

Revenue Recognition.

    Sales of products are recorded based on receipt of an unconditional customer order and shipment of product. The Company's sales terms do not provide for the right of return unless the product is damaged or defective. Installation and training revenues are deferred and recognized when earned.

Research and Development.

    Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

    Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders' equity and are included in other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. For the periods presented, foreign currency transaction adjustments were not significant.

Comprehensive Income.

    Comprehensive income for all periods presented consists of net income, foreign currency translation adjustments and unrealized gains or losses on available for sale investments. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting its investments in a foreign currency to U.S. dollars. There were no reclassification adjustments to be reported in the periods presented.

Fair Value of Financial Instruments.

    The carrying amount of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The Company derives the fair value of its short term investments based on quoted market prices.

Earnings Per Share.

    Basic earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and warrants or conversion of convertible notes, where dilutive. Potentially dilutive securities have been excluded from the computation of diluted earnings per share as they have an antidilutive effect due to the Company's net loss.

Accounting Pronouncements.

    Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

Use of Estimates.

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications.

    Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

B.  SHORT TERM INVESTMENTS

    The amortization cost of available-for-sale securities and their approximate fair values at December 31, 2000 were as follows:

	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$14,697	$—	$—	$14,697
U.S. Government Agencies	2,949		1	2,948
Corporate Debt	6,069	14		6,083

Total securities available-for-sale	$23,715	$14	$1	$23,728

    Maturities of short term investments are due within one year.

C.  INVENTORIES

    At December 31, 2000 and 1999, inventories consist of the following:

	2000	1999
Finished goods	$703	$157
Raw materials and work in process	1,557	2,787
Demonstration inventory	503	3,099

	2,763	6,043
Less long-term demonstration inventory	(196)	(2,124)

	$2,567	$3,919

    During 2000 and 1999, the Company reclassified demonstration inventory of approximately $1.0 million and $41, respectively, to property and equipment.

D.  OTHER ASSETS

    At December 31, 2000 and 1999, other assets consist of the following:

	2000			1999
	Cost	Accumulated Reserve	Net Book Value	Cost	Accumulated Reserve	Net Book Value
Deferred income taxes	$—	$—	$—	$180	$—	$180
Goodwill	903	382	521	909	306	603
Intellectual property	535	267	268	2,535	447	2,088
Patents	1,368	36	1,332	1,076	21	1,055
Other	786	—	786	161	—	161

Total	$3,592	$685	$2,907	$4,861	$774	$4,087

E.  NOTE PAYABLE—BANK

    At December 31, 1999, note payable—bank consisted of borrowings in the amount of $4.3 million against a revolving line of credit of $5.0 million. The line matured on July 31, 2000 and was not renewed. The note carried an interest rate equal to the national prime. The interest was payable monthly. The interest rate at December 31, 1999, was 8.50%.

F.  NOTES PAYABLE—OTHER

    Notes payable—other at December 31, 2000 and 1999 consists of the following:

	2000	1999
Installment note payable to a bank, repaid in 2000	$—	$180
Installment note payable to a bank, repaid in 2000	—	280
Note payable—other, repaid in 2000	—	236

Total notes payable—other	—	696
Less current portion	—	580

Notes payable—other excluding current portion	$—	$116

G.  CONVERTIBLE NOTES PAYABLE

    On March 23, 1999, the Company received approximately $11.4 million of net proceeds from the placement of $12 million aggregate principal amount 6% convertible notes due March 25, 2002. Interest on the notes compounded at 6% per annum until the completion of the Company's initial public offering. The Company's initial public offering impacted the notes as follows:

  •
  on the effective date of the Company's initial public offering interest payable on the notes was accelerated through the maturity date of the notes at an annual interest rate of 3.6%. As a result, the Company recorded additional interest expense of approximately $0.8 million.

  •
  The Company was provided a conversion feature that would allow the Company, upon the satisfaction of certain conditions, to cause a conversion of the principal plus accrued interest into common stock of the Company at a conversion price of $5.00 per share. The conversion feature was formula driven and based partially upon the average trading price of the Company stock over 20 consecutive trading days.

  •
  On August 14, 2000, the Company's Board of Directors authorized the Company to convert the notes into common stock upon meeting the required conditions. On August 15, 2000, such conditions were met, and the notes were converted into 2,750,906 shares of common stock. All principal and accrued interest at the conversion date of approximately $13.9 million was converted to stockholders equity.

The effective interest rate, including a redemption premium, was 9.3% at December 31, 1999. At December 1999, the convertible notes payable balance was comprised of the following:

Principal	$12,000
Accrued interest and redemption premium	859

12,859
Deferred financing costs (net of accumulated amortization of $150)	(438)

$12,421

H.  LEASE COMMITMENTS

    The Company leases certain equipment, vehicles and operating facilities. The Company's leases related to its operating facilities currently expire on various dates ranging from 2000 through 2007. However, one lease allows for cancellation at either 36 or 48 months upon 60 days advanced written notice. At December 31, 2000, the future minimum lease payments required under noncancellable lease provisions are approximately $901 in 2001; $948 in 2002; $945 in 2003; $730 in 2004; $598 in 2005; and a total of approximately $335 in rental payments for the years 2006 through 2007. Rent expense related to all operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $966, $984 and $655, respectively.

I.  INCOME TAXES

    Loss before income taxes consists of the following:

	Years ended December 31,
	2000	1999	1998
United States	$(8,231)	$(7,671)	$(2,617)
International	(250)	(411)	111

	$(8,481)	$(8,082)	$(2,506)

    The income tax provision consists of the following:

	Years ended December 31,
	2000	1999	1998
CURRENT TAX EXPENSE (BENEFIT)
United States Federal	$—	$(28)	$20
DEFERRED TAX EXPENSE (BENEFIT)
United States Federal	180	1,773	(950)

Total Income Tax Provision	$180	$1,745	$(930)

    The Company's provision for income taxes for the years ended December 31, 2000, 1999 and 1998 differs from the amounts determined by applying the statutory Federal income tax rate to income before income taxes for the following reasons:

	2000	1999	1998
Benefit at Federal Rate	$(2,884)	$(2,748)	$(852)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(119)	(63)	(86)
Intangible amortization	39	43	39
Research and development tax credit	(69)	(54)	(24)
Meals and entertainment	43	39	27
Other—net	33	37	(34)
Valuation allowance	3,137	4,491	—

Total income tax expense (benefit)	$180	$1,745	$(930)

    The Company's deferred income tax asset at December 31, 2000 and 1999 is comprised of the following temporary differences:

	2000	1999
Net operating loss carryforward	$7,359	$4,289
Allowance for doubtful accounts	61	60
Fixed asset depreciation	48	124
Accrued vacation	97	137
Other	(2)	61

	7,563	4,671
Less valuation allowance	(7,563)	(4,491)

	$—	$180

    At December 31, 2000, the Company has unused tax net operating loss carryforwards of approximately $2.1 million which expire in 2012, $1.8 million which expire in 2018, $7.7 million which will expire in 2019 and $8.3 million which will expire in 2020. Additionally, at December 31, 2000, the Company has unused general business credits earned primarily through increased research expenditures of approximately $0.2 million. These credits expire at various times between 2010 and 2020. The deferred tax asset of $180 as of December 31, 1999 was realized through the sale of the product line assets discussed in Note M. A valuation allowance has been provided in 2000 for the remaining deferred tax assets, due to the Company's cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

J.  EMPLOYEE BENEFIT PLAN

    The Company maintains an employee savings plan which allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees' contributions at the rate of 50% on the first 6% of contributions. The Company may at the discretion of its Board of Directors, make additional contributions on behalf of the Plan's participants. Company contributions were $220, $175 and $118 for the years ended December 31, 2000, 1999 and 1998, respectively.

K.  STOCKHOLDERS' EQUITY

Common Stock Warrants.

    The Company issued 2,000,000 shares of the Company's common stock, mainly through Placement Agents, in a private placement during 1997 and 1998. The Company also issued warrants to the Placement Agents with an exercise price of $5.00 per share (subject to certain cashless exercise rights) that have terms of five years expiring in 2003. Total shares eligible to be purchased through these warrants were 106,754 and 152,450 at December 31, 2000, and 1999, respectively.

Preferred Stock.

    The Company's Board of Directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, from time to time, with such designations, powers, preferences and rights and such qualifications, limitations and restrictions as may be provided in a resolution or resolutions adopted by the Board of Directors. The authority of the Board of Directors includes, but is not limited to, the determination or fixing of the following with respect to shares of such class or any series thereof: (i) the number of shares; (ii) the dividend rate, whether dividends shall be cumulative and, if so, from which date; (iii) whether shares are to be redeemable and, if so, the terms and amount of any sinking fund providing for the purchase or redemption of such shares; (iv) whether shares shall be convertible and, if so, the terms and provisions thereof; (v) what restrictions are to apply, if any, on the issue or reissue of any additional preferred stock; and (vi) whether shares have voting rights. The preferred stock may be issued with a preference over the common stock as to the payment of dividends. The Company has no current plans to issue any series of preferred stock. Classes of stock such as the preferred stock may be used, in certain circumstances, to create voting impediments on extraordinary corporate transactions or to frustrate persons seeking to effect a merger or otherwise to gain control of the Company. For the foregoing reasons, any preferred stock issued by the Company could have an adverse effect on the rights of the holders of the common stock.

Common Stock.

    In March 2000, the Company's Board of Directors approved an increase in the number of authorized common shares to 60,000,000, subject to the approval of the Company's stockholders.

    In March 2000, the Company issued 25,000 common shares at $10.00 per share to an individual who was subsequently elected to the Company's Board of Directors.

    On July 21, 2000, the Company issued 5,152,000 shares of common stock in its initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, the

Company received net proceeds of approximately $69.9 million from this offering. In addition, since the date of the initial public offering, holders of warrants and options to purchase shares of common stock have exercised at various times. The Company has received an additional $2.7 million in net proceeds from these exercises.

L.  STOCK OPTIONS

    The Company's 1997 Stock Option Plan, as amended (the "Stock Option Plan"), allows the Company to grant both incentive stock options and nonqualified stock options to acquire shares of the Company's common stock to employees and directors of the Company and to nonemployee advisors. Either incentive or non-qualified stock options may be granted to employees of the Company, but only nonqualified stock options may be granted to nonemployee directors and advisors. The maximum number of shares for which options may be granted under the Stock Option Plan is 6,000,000. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") which has the authority to set the number, exercise price, term and vesting provisions of the options granted under the Stock Option Plan, subject to the terms thereof. The options must be granted at exercise prices not less than the fair market value of the common stock on the date of the grant. Generally, the stock options vest at a rate of 20% per year over a five year period and expire 10 years after the date the option was granted. If the option holder ceases to be employed by the Company, the Company will have the right to terminate any outstanding but unexercised options.

    The following table summarizes activity under the Stock Option Plan during the three years ended December 31, 2000:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 1998:	1,515,000	5.00
Granted	1,690,250	5.00
Exercised	—	—
Canceled	—	—

Balance at December 31, 1998:	3,205,250	5.00
Granted	590,250	5.00
Exercised	—	—
Canceled	(257,750)	5.00

Balance at December 31, 1999	3,537,750	5.00
Granted	1,137,000	10.57
Exercised	(200,969)	5.28
Canceled	(438,900)	6.45

Balance at December 31, 2000	4,034,881	6.43

Exercisable at December 31, 2000	2,321,471	5.33

    The weighted average fair value of options granted in 2000, 1999 and 1998 was $5.43, $1.00 and $1.02, respectively.

    The Company has elected to follow the measurement provisions of Accounting Principles Board Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the deemed fair market value of the stock at the grant date. In those cases where options have been granted with an exercise price below the deemed fair market value, the Company recognizes compensation expense using the straight-line method over the vesting periods of the individual stock options. During December 1999, the Company recorded unearned compensation of $113 for options granted with exercise prices less than the deemed fair market value at the date of grant. In the first quarter of 2000, the Company recorded unearned compensation of $298 for options granted with exercise prices less than the deemed fair market value at the date of grant. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using the straight-line method. Such amortization expense amounted to approximately $73 in 2000.

    During 2000, the Company recorded unearned compensation of $271 and compensation expense of $133 for options granted to non-employees. The unearned compensation associated with these grants is being amortized by charges to operations over the vesting periods of the individual stock options using the straight-line method. Such amortization expense amounted to approximately $81 in 2000. The expense amounts were calculated using the Black-Scholes option pricing model with the following assumptions: no common stock dividends, risk-free interest rates ranging from 5.11% to 6.57%; volatility of 35%; and an expected option life of 1 to 5 years.

    In connection with the sale of the Company's non-life sciences instrument product line, the Company accelerated the vesting of 71,700 options, which would have otherwise been forfeited. Compensation expense of approximately $574 was recorded for these options during the first quarter of 2000, representing the difference between the exercise price of the options and the deemed fair value of the common stock at the date the vesting was accelerated. In addition, 218,700 options were forfeited as a result of the sale.

    The following table summarizes information about options outstanding as of December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
		(in years)
$2.51—$5.00	3,040,650	7.1	$5.00	2,196,740	$5.00
$5.01—$7.50	250,000	10.0	$6.37	27,500	$6.37
$7.51—$10.00	130,500	8.9	$10.00	18,000	$10.00
$10.01—$12.50	116,000	9.8	$11.93	5,000	$11.93
$12.51—$15.00	497,731	9.2	$13.00	74,231	$13.00

	4,034,881	7.7	$6.43	2,321,471	$5.33

    Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation, (SFAS No. 123) assuming the Company accounted for its employee stock options using the fair value method. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in 2000, 1999 and 1998, respectively: no common stock dividends, risk-free interest rates ranging from 5.11% to 6.53% and 5.51% to 6.13% and 5.74% to 6.33%; 35% volatility and no volatility (prior to becoming a public company); and an expected option life of 1 to 10 years. Pro forma net income and income per share assuming compensation expense for the Stock Option Plan had been determined under SFAS No. 123, are as follows:

	2000	1999	1998
Net Loss:
As reported	$(8,661)	$(9,827)	$(1,576)
Pro forma	(10,205)	(9,974)	(1,663)
Basic and diluted loss per share:
As reported	(0.52)	(0.76)	(0.13)
Pro forma	(0.61)	(0.77)	(0.14)

M.  RELATED PARTY TRANSACTIONS

Sale of Product Line.

    On May 19, 2000, the Company sold the assets related to its non-life sciences instrument product line to a company controlled by Stephen F. Dwyer, a director and principal stockholder of the Company, for a total adjusted purchase price of $5.65 million plus reimbursement by the purchaser of approximately $400 of expenses paid by the Company in connection with this product line since March 31, 2000. The effective date of the transaction was April 1, 2000. Approximately $3.65 million of the purchase price was paid in cash and $2.0 million was paid with an 8.75% interest-bearing promissory note due on December 30, 2000. The purchaser financed the cash portion of the purchase price for these assets plus initial working capital needs with borrowings of approximately $4.6 million obtained from a bank. The Company acquired the notes evidencing these loans from the bank upon closing of its initial public offering on July 21, 2000 by paying to the bank an amount equal to the entire principal balance of the notes plus accrued and unpaid interest. The acquired notes were due on December 30, 2000, and had an interest rate of 8.75% per annum. These acquired notes were consolidated with the original $2.0 million note. All of the principal and accrued interest on this consolidated note was repaid prior to maturity. On December 29, 2000, we repurchased 261,904 shares of our common stock from Mr. Dwyer for $10.50 per share, which was the closing price for our common stock on that day, for an aggregate purchase price of $2.7 million. Mr. Dwyer used these proceeds and additional resources to pay the principal and interest on the consolidated note.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2000, 1999 and 1998

(in thousands except share and per share data)

    The net assets sold and their book values were as follows:

Inventories	$2,485
Property, net	705
Other assets	1,775
Accrued liabilities	(98)

Net assets sold	$4,867

    The Company realized a gain on the sale of these assets of approximately $784 before taxes.

CT Partners.

    The Company and CT Partners were related parties through common ownership. The Company provided research and development services for CT Partners at cost. In June 1999, the Company and CT Partners entered into an Asset Purchase Agreement whereby the Company purchased all intellectual property previously developed for CT Partners for $2 million in cash, less an outstanding note receivable of $1.1 million and certain related expenses. The intellectual property purchased was subsequently sold in connection with the sale of the assets of our non-life sciences product line.

N.  COMMITMENTS AND CONTINGENCIES

    The Company is not a party to any material legal proceedings.

O.  SALES AND PRODUCT INFORMATION

    The Company believes it is advantageous to operate on a fully integrated basis in one operating segment. Accordingly, management of the Company evaluates performance and determines the allocation of resources on an entity-wide basis. The following is supplemental information for net sales by geographic area and product group:

	2000	1999	1998
Sales by Geographic Area:
United States	$11,586	$10,002	$10,215
Europe	10,237	9,286	6,249
Pacific Rim	3,313	2,992	1,704
Other	747	755	767

Total	$25,883	$23,035	$18,935

Sales by Product Group:
Bio-Systems	$18,842	$11,219	$5,460
Wave-Consumables	2,083	905	210
Other Bio-Consumables	2,787	2,117	1,769

Sub-total—life science products	$23,712	$14,241	$7,439
Non-life sciences products	2,171	8,794	11,496

Total	$25,883	$23,035	$18,935

    Long-lived assets by geographic area as of December 31, 2000 are as follows:

United States	$3,505
Europe	1,072
Pacific Rim	14

Total	$4,591

    Prior to fiscal year 2000, long-lived assets held outside of the United States were not material.

P.  SUPPLEMENTAL CASH FLOW INFORMATION

	2000	1999	1998
Cash paid for interest	$233	$319	$473
Cash paid for taxes	$4	$38	$30
Noncash investing and financing activities:
Exchange of note receivable for intellectual property	$—	$1,086	$—
Liabilities assumed in connection with business acquisitions	$—	$135	$—
Conversion of Notes Payable and Accrued Interest into Common Stock	$13,909	$—	$—
Reclassification of demonstration inventory to property	$975	$41	$9

Q.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The following is a summary of activity for the allowance for doubtful accounts during each of the three years ended December 31, 2000:

	Beginning Balance	Additional Charges to Income	Deductions from Reserve	Ending Balance
Year Ended December 31, 2000	$161	$19	$—	$180
Year Ended December 31, 1999	562	122	(523)	161
Year Ended December 31, 1998	100	463	(1)	562

    During 1999 the Company wrote-off one uncollectible account of a former European distributor of non-life sciences products.

R.  PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

    The Company's unaudited pro forma results of operations for the year ended December 31, 2000 and 1999, assuming the sale of the non-life sciences instrument product line occurred as of the beginning of the periods presented are as follows:

	Twelve Months Ended December 31,
	2000	1999
Net Sales	$23,713	$14,241
Net Loss	$(8,596)	$(10,120)
Basic and diluted loss per share	$(0.52)	$(0.78)

    The pro forma results for 2000 do not include the realized gain on the sale of the non-life sciences product line of $784 before taxes.

S.  QUARTERLY RESULTS (UNAUDITED)

    The following table contains selected unaudited consolidated statements of operations data for each quarter for fiscal years 2000 and 1999.

	2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Sales	$6,944	$5,593	$6,249	$7,097	$25,883
Gross Margin	3,113	2,912	3,294	3,764	13,083
Operating Loss	(3,029)	(2,270)	(2,120)	(1,274)	(8,693)
Loss before taxes	(3,498)	(2,713)	(2,077)	(193)	(8,481)
Net loss	$(3,498)	$(2,713)	$(2,077)	$(373)	$(8,661)
Basic & Diluted Loss Per Share	$(0.27)	$(0.21)	$(0.11)	$(0.02)	$(0.52)
Basic and Diluted Weighted Average Shares Outstanding	13,007,692	13,025,000	19,030,546	21,448,220	16,629,555
	1999
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Sales	$5,227	$6,080	$5,595	$6,133	$23,035
Gross Margin	2,524	2,901	2,438	3,082	10,945
Operating Loss	(1,520)	(1,212)	(2,061)	(2,091)	(6,884)
Loss before taxes	(1,613)	(1,517)	(2,437)	(2,515)	(8,082)
Net loss	$(978)	$(4,013)	$(2,437)	$(2,399)	$(9,827)
Basic & Diluted Loss Per Share	$(0.08)	$(0.31)	$(0.19)	$(0.18)	$(0.76)
Basic and Diluted Weighted Average Shares Outstanding	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000

    Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share losses may not equal the annual loss per share.

Item 9.  Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

    None.

Part III

Item 10.  Directors and Executive Officers of the Registrant.

    We will file a definitive Proxy Statement with the Securities Exchange Commission not later than April 30, 2001. Information about our directors required by Item 401 of Regulation S-K is incorporated by reference to the Proxy Statement. Information about our Executive Officers is shown in Part I of this filing.

    Section 16(a) Beneficial Ownership Reporting Compliance.  Item 405 of Regulation S-K requires disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act of 1934. Other than Form 3's for each Executive Officer and Director, we believe all Section 16 reports were filed in a timely manner during 2000.

Item 11.  Executive Compensation.

    Information required by this Item is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Information required by this Item is incorporated by reference to our definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    Information required by this Item is incorporated by reference to our definitive Proxy Statement.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K.

  (a)
  The following documents are filed as part of this report:
  1.
  Financial Statements

      The financial statements listed in the Index to Form 10-K for the Fiscal Year Ended December 31, 2000, on page 3 are filed as part of this report.

    2.
    Financial Statement Schedules—None.
    3.
    Exhibits. The Exhibits required by Item 601 of Regulation S-K of the Securities of Exchange Act of 1934, as amended, filed as part of this report are listed in the Exhibit Index under paragraph (c) of this Item 14.
  (b)
  Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.
  (c)
  Exhibits.

2	Asset Purchase Agreement, dated May 16, 2000 between the Registrant and SD Acquisition Inc.(2)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant(2)
3.2	Bylaws of the Registrant(1)
4.1	Form of Certificate of the Registrant's Common Stock(1)
4.2	Form of Warrant for Purchase of Common Stock between the Registrant and various Placement Agents(1)
10.1	Amended and Restated 1997 Stock Option Plan of the Registrant(1)

10.2	1999 UK Approved Stock Option Sub Plan of the Registrant(1)
10.3	Employment Agreement, dated April 1, 2000, between the Registrant and Colin J. D'Silva(1)
10.4	Employment Agreement, dated April 1, 2000, between the Registrant and William P. Rasmussen(2)
10.5	Employment Agreement, dated March 4, 2000, between the Registrant and Douglas T. Gjerde(1)
10.6	Employment Agreement, dated November 16, 1998, between the Registrant and William B. Walker(1)
10.7	Letter Agreement, dated February 18, 2000, between the Registrant and Gregory J. Duman(1)
10.8	License Agreement, dated September 1, 1994, between Registrant and Professor Dr. Gunther Bonn, et. al. and Amendment thereto, dated March 14, 1997(1)
10.9	License Agreement, dated August 20, 1997, between the Registrant and Leland Stanford Junior University(1)
10.10	Supply Agreement, dated January 1, 2000, between the Registrant and Hitachi Instruments(1)
10.11	Lease Agreement, dated November 2, 1998, between the Registrant and Westlake Development Company, Inc.(1)
10.12	Lease Agreement, dated May 15, 1996, between Interaction Chromatography Inc. and Westlake Development Co., Inc.(1)
10.13	Business Property Lease, dated April 20, 2000, between the Registrant and Todd Smith(2)
10.14
$6,693,772 Promissory Note, dated July 21, 2000, from SD Acquisition, Inc. to the Registrant (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended September 30, 2000 (file no. 000-30975)).
21	Subsidiaries of the Registrant(3)
23	Consent of Deloitte & Touche LLP
24	Powers of Attorney

(1)
This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-32174), which was filed on March 10, 2000.
(2)
This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-32174), as amended by Amendment 1, which amendment was filed on May 17, 2000.
(3)
This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-51960), which was filed on December 15, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2001.

TRANSGENOMIC, INC.
By	/s/ COLLIN J. D'SILVA Collin J. D'Silva, Chairman and Chief Executive Officer

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of March, 2001.

Signature	Title
/s/ COLLIN J. D'SILVA Collin J. D'Silva	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)
/s/ WILLIAM P. RASMUSSEN William P. Rasmussen	Chief Financial Officer (Principal Financial Officer)
Stephen F. Dwyer*	Director
Douglas T. Gjerde, Ph.D.*	Director
Jeffrey Sklar, M.D., Ph.D.*	Director
Roland J. Santoni*	Director
Gregory J. Duman*	Director
Parag Saxena*	Director
*By Collin J. D'Silva, as attorney-in-fact
/s/ COLLIN J. D'SILVA Collin J. D'Silva Attorney-in-fact for the individuals as indicated.

QuickLinks

Index
PART I
FORWARD-LOOKING STATEMENTS
Item 1. Business.
Overview
Industry Background
Our Technology and Products
Strategy
Research and Development
Scientific Advisors
Sales and Marketing
Customers
Manufacturing
Backlog
Intellectual Property
Competition
Employees
Risks Related to Our Business
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 4a. Executive Officers.
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Results of Operations
Years Ended December 31, 2000 and 1999
Years Ended December 31, 1999 and 1998
Liquidity and Capital Resources
Impact of Inflation
Recent Account Pronouncements
Foreign Currency Rate Fluctuations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
INDEPENDENT AUDITORS' REPORT
Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.
Part III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions
Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K.
SIGNATURES