Form 10-Q
period 2001-03-31
TRANSGENOMIC INC
filed 2001-05-14
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-30975

TRANSGENOMIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	911789357 (I.R.S. Employer Identification No.)
12325 Emmett Street, Omaha, Nebraska (Address of principal executive offices)	68164 (Zip Code)

(402) 452-5400
(Registrant's telephone number, including area code)

    Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, the number of shares of common stock outstanding was 21,232,958 consisting of 21,494,862 shares issued less 261,904 shares of Treasury Stock.

TRANSGENOMIC INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Transgenomic, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	March 31, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$13,404	$38,193
Short term investments	44,997	23,728
Accounts receivable—net	6,187	4,733
Inventories	2,781	2,567
Prepaid expenses and other current assets	1,247	948

Total current assets	68,616	70,169
Property & Equipment
Equipment	7,398	6,359
Furniture & fixtures	1,306	1,068

Total property & equipment	8,704	7,427
Less: accumulated depreciation	3,164	2,836

Net property & equipment	5,540	4,591
Other assets	3,185	3,103

Total Assets	$77,341	$77,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,442	$1,961
Accrued expenses	1,592	1,367
Accrued compensation	422	569

Total current liabilities	4,456	3,897
Commitments and contingencies
Stockholders' Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 21,494,862 and 21,472,816 issued and outstanding in 2001 and 2000	215	215
Additional paid-in capital	98,088	97,965
Unearned compensation	(430)	(463)
Accumulated other comprehensive income (loss)	(105)	4
Accumulated deficit	(22,133)	(21,005)

	75,635	76,716
Less: Treasury stock, at cost, 261,904 shares	(2,750)	(2,750)

Total stockholders' equity	72,885	73,966

Total liabilities and stockholders equity	$77,341	$77,863

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,
	2001	2000
Net sales	$7,930	$6,944
Cost of goods sold	3,667	3,831

Gross profit	4,263	3,113
Operating expenses:
Selling, general and administrative	4,153	3,539
Research and development	2,090	1,893
Stock based compensation expense	33	710

	6,276	6,142
Loss from operations	(2,013)	(3,029)

Interest income	887	—
Interest expense	—	(469)
Other income (expense), net	7	—

	894	(469)

Loss before income taxes	(1,119)	(3,498)
Income tax expense	9	—

Net loss	$(1,128)	$(3,498)

Basic and diluted weighted average shares outstanding	21,227,564	13,007,692
Net loss per common share—basic and diluted	$(0.05)	$(0.27)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(1,128)	$(3,498)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	474	454
Accrued interest and redemption premium	—	280
Non-cash compensation expense	33	710
Other	28	50
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(1,531)	1,115
Inventories	(214)	(13)
Prepaid expenses and other current assets	(313)	(150)
Accounts payable	476	1,117
Accrued expenses	62	28

Net cash flows from operating activities	(2,113)	93
Cash Flows from Investing Activities
Purchase of property and equipment	(1,439)	(341)
Proceeds from asset sales	15	4
Proceeds from the sale of available for sale securities	2,094	—
Purchase of available for sale securities	(23,325)	—
Increase in other assets	(162)	(74)

Net cash flows from investing activities	(22,817)	(411)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	123	250
Net change in note payable—bank	—	150
Proceeds from notes payable—other	—	204
Payments on notes payable—other	—	(319)

Net cash flows from financing activities	123	285
Effect of foreign currency exchange rates on cash	18	23

Net change in cash and cash equivalents	(24,789)	(10)
Cash and cash equivalents at beginning of period	38,193	153

Cash and cash equivalents at end of period	$13,404	$143

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data)

A. CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2000 that are included in the Company's Annual Report on Form 10-K.

B. SHORT TERM INVESTMENTS

    At March 31, 2001 and December 31, 2000, short-term investments consisted of the following:

March 31, 2001	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,292	$10	$8	$22,294
U.S. government agencies	16,636	24	—	16,660
Corporate debt	5,997	46	—	6,043

Total securities available-for-sale	$44,925	$80	$8	$44,997

December 31, 2000	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$14,697	$—	$—	$14,697
U.S. government agencies	2,949	—	1	2,948
Corporate debt	6,069	14	—	6,083

Total securities available-for-sale	$23,715	$14	$1	$23,728

    Maturities of short-term investments are due within one year.

C. INVENTORIES

    At March 31, 2001 and December 31, 2000, inventories consist of the following:

	2001	2000
Finished goods	$845	$703
Raw materials and work in progress	1,513	1,557
Demonstration inventory	581	503

	2,939	2,763
Less long-term demonstration inventory	(158)	(196)

	$2,781	$2,567

    During 2000 the Company reclassified demonstration inventory of approximately $1.0 million to property and equipment.

D. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

    Other Comprehensive Income.  Results of operations for the Company's foreign subsidiary are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. These translation adjustments, along with unrealized gains and losses on available-for-sale securities, are the Company's only components of other comprehensive income.

	Three Months Ended March 31,
	2001	2000
Net loss	$(1,128)	$(3,498)
Unrealized gain on available for sale securities	38	—
Currency translation adjustments	(147)	23

Total comprehensive loss	$(1,237)	$(3,475)

    Stock Options.  During the first quarter of fiscal 2001, the Company granted 18,500 and 10,000 options with exercise prices of $5.625 and $6.25 per share, respectively.

    Effective April 1, 2000, the Company sold its non-life science instrument product line. In connection with the sale, the Company accelerated the vesting of 71,700 options, which would have otherwise been forfeited. Compensation expense of approximately $574 was recorded for these options during the first quarter of 2000, representing the difference between the exercise price of the options and the deemed fair value of the common stock at the date the vesting was accelerated. In addition, 218,700 options were forfeited as a result of the sale.

    The following table summarizes activity under the 1997 Stock Option Plan during the three months ended March 31, 2001.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2000	4,034,881	$6.43
Granted	28,500	$5.84
Exercised	24,600	$5.00
Canceled	60,500	$7.49

Balance at March 31, 2001	3,978,281	$6.42

Exercisable at March 31, 2001	2,366,871	$5.47

    The weighted average fair value of options granted was $2.92 for the first three months of fiscal 2001. At March 31, 2001, the weighted average remaining contractual life of options outstanding was 7.5 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first three months of fiscal 2001: no common stock dividends; risk-free interest rates of 5.46%; 35% volatility; and an expected option life of 7.5 years. Pro forma net income and income per share for the three months ended

March 31, 2001 and 2000, assuming compensation expense for the Stock Option Plan had been determined under SFAS 123, is as follows:

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Net Loss:
As reported	$(1,128)	$(3,498)
Pro forma	$(1,506)	$(3,733)
Basic and diluted loss per share:
As reported	$(0.05)	$(0.27)
Pro forma	$(0.07)	$(0.29)

E. INCOME TAXES

    Due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months ended March 31, 2001, based on management's determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three months ended March 31, 2001, the Company recorded current tax expense related to its Japan branch operations.

    As of March 31, 2001 and December 31, 2000, the Company's deferred tax assets were offset by a valuation allowance of approximately $8.0 million and $7.6 million, respectively, due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

F. PRO FORMA RESULTS OF OPERATIONS

    On May 19, 2000, the Company sold the assets related to its non-life science instrument product line to a company controlled by Stephen F. Dwyer, a director and principal stockholder of the Company. The effective date of the sale was April 1, 2000. The Company's unaudited pro forma results of operations for the three months ended March 31, 2000, assuming the sale of the non-life sciences instrument product line occurred as of January 1, 2000, are as follows:

Net Sales	$4,773
Net Loss	$(2,828)
Basic and diluted loss per share	$(0.22)

G.  SUBSEQUENT EVENT

    On April 30, 2001, the Company entered into a Merger Agreement to acquire privately held Annovis, Inc. for approximately 1,967,000 shares of the Company's common stock and cash of approximately $500. Annovis is a privately held specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid based products and service for the life sciences industry. The Company expects to account for this transaction as a purchase and expects the transaction to close in the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with our consolidated financial statements and notes included elsewhere in this filing.

Overview

    We provide innovative tools for nucleic acid separation and analysis. Our WAVE® System is a versatile system that can be used for variation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. Our business plan is to focus on the genomics segment of the life sciences industry and the development, marketing and support of our proprietary technology for the automated separation and analysis of DNA. Our initial focus has been on marketing to researchers seeking to discover and understand variations in the human genetic code and the relationship of these variations to disease.

    Revenues for our life sciences products are generated from the sale of our principal product, the WAVE® System, and associated consumable products and reagents. Through March 31, 2001, we have sold over 545 WAVE® Systems to major academic research centers and commercial biopharmaceutical companies in over 20 countries. Revenues from the sale of consumable products have historically represented approximately 20% of our net sales derived from our life sciences business. We expect that over the next five years, sales from consumable products will increase as a percentage of our net sales.

    We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At March 31, 2001, we had an accumulated deficit of $22.1 million. Although we expect to continue to incur substantial research and development and selling, general and administrative costs as we continue to expand our operations we also expect these costs as a percentage of sales to decline.

Results of Operations

Three Months Ended March 31, 2001 and 2000

    Net Sales.  Net sales increased 14%, from $6.9 million in 2000 to $7.9 million in 2001. The increase was a result of increased sales of our life sciences products offset by the divestiture of our non-life science instrument product line. The effective date of this divestiture was April 1, 2000 and, as a result, we recorded no sales from these non-life science products after March 31, 2000. Sales of non-life science products in the first quarter of 2000 were approximately $2.2 million.

    Sales of our life sciences products increased 66%, from $4.8 million in 2000 to $7.9 million in 2001. Total revenues from sales of WAVE® Systems increased 85%, from $3.6 million in 2000 to $6.6 million in 2001. Life sciences consumable sales increased 10%, from $1.2 million in 2000 to $1.3 million in 2001. The increase in consumables sales came from our WAVE related consumables offset by declines in our other consumable products. WAVE related consumables increased 151%, from $290,000 in 2000 to $735,000 in 2001. Sales of consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis.

    Cost of Goods Sold.  Cost of goods sold decreased 4% from $3.8 million in 2000 to $3.7 million in 2001. This decrease was attributable to the sale of our non-life science instrument product line as of April 1, 2000. Cost of goods sold represented 46% of net sales in 2001, as compared to 55% in 2000. In the first quarter of 2000 cost of goods sold related to our life sciences product lines was approximately 51% of net sales associated with those products. Cost of goods sold as a percent of sales improved year over year due to lower combined material and manufacturing costs for our life science instruments as compared to the non-life science instruments. We anticipate that this percentage will continue to improve in the future as we refine our systems configurations potentially reducing material costs and as consumables become a greater percent of our revenues.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 17%, from $3.5 million in 2000 to $4.2 million in 2001. Selling, general and administrative expenses as a percent of net sales was approximately 51% in 2000 and 52% in 2001. The increase is the result of higher real estate rents, personnel and personnel-related expenses and professional service fees. Increased real estate rent expense accounted for 40% of the overall increase. Real estate rents increased as the Company has expanded existing facilities and added new locations in order to be more accessible to the Company's expanding customer base. Selling, general and administrative personnel counts were consistent as compared to the first quarter of 2000. The employee counts in the first quarter of 2000 included approximately 20 employees whose positions were associated with the non-life science product line that we sold effective April 1, 2000. Direct personnel expense and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 28% of the overall increase. Professional services fees accounted for approximately 11% of the total increase. Professional service fees increased as the Company has engaged professionals to aid in our expanded sales, marketing, public relations and corporate infrastructure projects. The remaining increase is attributable to the costs associated with the expanded activities of the staff. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company.

    Research and Development Expenses.  Research and development expenses increased 10%, from $1.9 million in 2000 to $2.1 million in 2001. These expenses represented approximately 27% of net sales in both 2000 and 2001. The increase in these expenses is attributable to increased personnel and personnel related expenses. Salaries, payroll taxes and benefits accounted for approximately 70% of the total increase. The remaining increase is attributable to the costs associated with the expanded activities of the staff and increased depreciation offset by decreased amortization of intellectual property. The decrease in amortization expense is due to the fact that certain intellectual property was sold as part of the non-life science product line. We expect research and development spending to increase significantly over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $33,000 in 2001. This expense reflects the amortization of deferred compensation related to stock options issued. Stock based compensation expense was $710,000 in 2000. The expense in 2000 is attributable to the acceleration of vesting of 71,700 options held by former employees associated with the non-life science product line, the issuance of options to non-employee advisors and the amortization of deferred compensation.

    Other Expenses.  Other expenses, which consist of net interest income and expense, improved from an expense of $469,000 in 2000 to income of $894,000 in 2001. Interest expense for the quarter was $2,000 as compared to $469,000 in 2000. Interest income for the quarter was $896,000 as compared to none in 2000. The decrease in interest expense and the increase in interest income is a direct result of our initial public offering. Proceeds were used to pay all outstanding debt in fiscal year 2000 and the remaining proceeds were invested in income producing investments.

    Income Taxes.  No income tax benefit was recorded in 2001 or 2000. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. During the three months ended March 31, 2001, the Company recorded current tax expense related to its Japan branch operations. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

    We have experienced net losses and negative cash flows from operations in recent years. As a result, we had an accumulated deficit of $22.1 million as of March 31, 2001. On July 21, 2000, we issued 5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, the holder of a warrant to purchase 300,000 shares of common stock exercised the warrant at the time of our initial public offering thus providing us with an additional $1.5 million in cash. As of March 31, 2001 we had approximately $58.4 million in cash and cash equivalents and short-term investments. The decline in cash and cash equivalents and short-term investments from December 31, 2000, is a result of our operating activities and investments in property and equipment.

    Our operating activities resulted in net inflows of $93,000 in the first three months of 2000 as compared to outflows of $2.1 million in 2001. The operating cash outflows for the first three months of 2001 were impacted in part by increased accounts receivable balances due to the timing of sales during the quarter. The average number of days to collect accounts receivable continued to improve from 2000 and were approximately 63 days during the first quarter of 2001. The operating cash outflows for this period were also impacted by significant investments in research and development, and sales and marketing, which resulted in operating losses.

    Net cash used in investing activities was $411,000 for the three months ended March 31, 2000, compared to $22.8 million in 2001. The increase in investing cash flow outflows in 2001 is the result of the purchase of short-term investments and investments in property and equipment.

    Net cash provided by financing activities was $285,000 for the three months ended March 31, 2000, as compared to $123,000 in 2001. The financing cash inflows in 2001 are the result of the issuance of common stock for the exercise of stock options.

    Our capital expenditures budget for 2001 is approximately $5.0 million. Capital expenditures for the current year are expected to relate to facility and equipment improvements related to our life sciences business. Research and development expenses are budgeted at approximately $8.9 million for 2001. We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing, sales and customer support activities, and for other general corporate activities. Our capital requirements depend on a number of factors, including the level of our research and development activities, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors.

    We believe that our current cash balances will be sufficient to fund operations through at least fiscal year 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements.

    On April 30, 2001, the Company signed a Merger Agreement to acquire privately-held Annovis, Inc. for approximately 1,967,000 shares of the Company's common stock and cash of approximately $500,000. Annovis is a privately held specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid based products and service for the life sciences industry. This acquisition is expected to add approximately $6.0 million of revenue for the remainder of 2001 and more than $12.0 million in 2002. Excluding acquisition costs and intangibles amortization expense, there is expected to be no material effect on earnings for the remainder of 2001 and a positive contribution in 2002. The Company expects to account for this transaction as a purchase and expects the transaction to close during the second quarter.

Foreign Currency Rate Fluctuations

    Approximately 50% of our net sales have been to customers in the United States. While we do sell products in many foreign countries, most of these sales are completed by our wholly-owned subsidiary, Transgenomic, Ltd., and are made in its operating currency. Results of operations for the Company's foreign subsidiary are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. To further limit our exposure to exchange rate risk all sales quotes issued by Transgenomic, Ltd. are now based upon the United States dollar pricing converted at prevailing exchange rates at the time of the quote. Additionally, such quotes have short expiration periods. As a result, although we are subject to exchange rate risk, management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

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

Item 2.  Changes in Securities and Use of Proceeds

    (d) The amount of net proceeds from our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. We used approximately $3.1 million of the net proceeds for capital expenditures during 2000 and an additional $1.4 million in the first quarter of 2001. We expect to apply up to $5.0 million of the net proceeds of this offering for capital expenditures during 2001. Such expenditures were made for, and are expected to be made for, general infrastructure investments such as computer equipment, software and leasehold improvements. At March 31, 2001, approximately $56.8 million was invested in cash equivalent investments and in short-term, investment-grade, interest-bearing securities. We expect to use the remaining amount of the net offering proceeds for general working capital needs, including research and development and sales and marketing expenses. The amounts actually expended for each purpose may vary significantly depending upon many factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations.

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
(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(4)	Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(10.1)	Employment Agreement, dated March 30, 2001 between the Registrant and Gregory J. Duman.
(b)
Reports on Form 8-K

    The Registrant did not file a Report on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
May 14, 2001	By:	/s/ GREGORY J. DUMAN Gregory J. Duman, Chief Financial Officer (authorized officer and principal financial officer)

QuickLinks

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Transgenomic, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited) (In thousands except share and per share data)
Transgenomic, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In thousands except share and per share data)
Transgenomic, Inc. and Subsidiaries Consolidated Statement of Cash Flows (Unaudited) (In thousands)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES