Form 10-Q
period 2001-06-30
TRANSGENOMIC INC
filed 2001-08-14
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

    Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 9, 2001, the number of shares of common stock outstanding was 23,184,665 consisting of 23,446,569 shares issued less 261,904 shares of Treasury Stock.

TRANSGENOMIC INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Transgenomic, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	June 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$7,636	$38,193
Short term investments	45,458	23,728
Accounts receivable—net	9,022	4,733
Inventories	4,911	2,567
Prepaid expenses and other current assets	871	948

Total current assets	67,898	70,169
Property & Equipment
Equipment	8,348	6,359
Furniture & fixtures	2,583	1,068

Total property & equipment	10,931	7,427
Less: accumulated depreciation	4,056	2,836

Net property & equipment	6,875	4,591
Goodwill—net	14,608	789
Intangible and other assets	2,736	2,314

Total Assets	$92,117	$77,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,059	$1,961
Accrued expenses and other liabilities	2,277	1,367
Accrued compensation	1,167	569

Total current liabilities	7,503	3,897
Commitments and contingencies
Stockholders' Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 23,435,423 and 21,472,816 issued and outstanding in 2001 and 2000	234	215
Additional paid-in capital	111,413	97,965
Unearned compensation	(397)	(463)
Accumulated other comprehensive income (loss)	(105)	4
Accumulated deficit	(23,781)	(21,005)

	87,364	76,716
Less: Treasury stock, at cost, 261,904 shares	(2,750)	(2,750)

Total stockholders' equity	84,614	73,966

Total liabilities and stockholders' equity	$92,117	$77,863

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net sales	$9,545	$5,593	$17,475	$12,536
Cost of goods sold	4,137	2,681	7,804	6,511

Gross profit	5,408	2,912	9,671	6,025
Operating expenses:
Selling, general and administrative	5,406	3,283	9,559	6,822
Research and development	2,176	1,858	4,266	3,752
Stock based compensation expense	52	41	85	750

	7,634	5,182	13,910	11,324
Loss from operations	(2,226)	(2,270)	(4,239)	(5,299)
Interest income	659	—	1,546	—
Interest expense	(72)	(443)	(72)	(900)
Other income (expense), net	(2)	—	5	(12)

	585	(443)	1,479	(912)
Loss before income taxes	(1,641)	(2,713)	(2,760)	(6,211)
Income tax expense	7	—	16	—

Net loss	$(1,648)	$(2,713)	$(2,776)	$(6,211)

Basic and diluted weighted average shares outstanding	22,504,309	13,025,000	21,861,060	13,016,667
Net loss per common share—basic and diluted	$(0.07)	$(0.21)	$(0.13)	$(0.48)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(2,776)	$(6,211)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,376	862
Accrued interest and redemption premium	—	652
Non-cash compensation expense	85	750
Other	(9)	4
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(2,428)	1,437
Inventories	(1,095)	381
Prepaid expenses and other current assets	34	(759)
Accounts payable	943	2,403
Accrued expenses	(38)	(320)

Net cash flows from operating activities	(3,908)	(801)
Cash Flows from Investing Activities
Purchase of property and equipment	(2,748)	(736)
Proceeds from asset sales	21	3,657
Proceeds from the sale of available for sale securities	—	—
Purchase of available for sale securities	(21,668)	—
Purchase of business, net of cash acquired	(1,854)	—
Increase in other assets	(321)	(132)

Net cash flows from investing activities	(26,570)	2,789
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	366	250
Net change in note payable—bank	—	(1,860)
Proceeds from notes payable—other	—	204
Repayment of acquired businesses debt	(458)	—
Payments on notes payable—other	—	(697)

Net cash flows from financing activities	(92)	(2,103)
Effect of foreign currency exchange rates on cash	13	(22)

Net change in cash and cash equivalents	(30,557)	(137)
Cash and cash equivalents at beginning of period	38,193	153

Cash and cash equivalents at end of period	$7,636	$16

Non-cash financing activity:
Issuance of common stock as acquisition consideration	$13,084	$—

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data)

A. CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 that are included in the Company's Annual Report on Form 10-K.

    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase net income for the three months ended June 30, 2001 and 2000 by $270 and $32, respectively, and for the six months ended June 30, 2001 and 2000 by $300 and $65, respectively. The Company has not quantified the impact resulting from the adoption of the other provisions of these standards.

B. SHORT TERM INVESTMENTS

    At June 30, 2001 and December 31, 2000, short-term investments consisted of the following:

June 30, 2001	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$19,824	$11	$1	$19,834
U.S. government agencies	18,531	39	3	18,567
Corporate debt	7,032	31	6	7,057

Total securities available-for-sale	$45,387	$81	$10	$45,458

December 31, 2000	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$14,697	$—	$—	$14,697
U.S. government agencies	2,949	—	1	2,948
Corporate debt	6,069	14	—	6,083

Total securities available-for-sale	$23,715	$14	$1	$23,728

    Maturities of short-term investments are due within one year.

C. INVENTORIES

    At June 30, 2001 and December 31, 2000, inventories consist of the following:

	2001	2000
Finished goods	$1,909	$703
Raw materials and work in progress	2,485	1,557
Demonstration inventory	675	503

	5,069	2,763
Less long-term demonstration inventory	(158)	(196)

	$4,911	$2,567

    During 2000, the Company reclassified demonstration inventory of approximately $1.0 million to property and equipment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net loss	$(1,648)	$(2,713)	$(2,776)	$(6,211)
Unrealized gain on available for sale securities	24	—	61	—
Currency translation adjustments	(24)	1	(170)	24

Total comprehensive loss	$(1,648)	$(2,712)	$(2,885)	$(6,187)

    Stock Options.  On May 23, 2001, the Company's stockholders approved an amendment to the 1997 Stock Option Plan to increase the number of shares for which common stock options can be granted to 7.0 million shares. During the six months ended June 30, 2001, the Company granted 1,104,700 options with exercise prices ranging from $5.625 to $9.91 per share. Of the total granted during the first six months, 10,000 options were granted to non-employees under consulting and other service agreements and compensation expense of approximately $18 was recorded associated with these grants. These expense amounts were calculated using the Black-Scholes option pricing model with the following assumptions: no common stock dividends, risk-free interest rates of 5.65%, volatility of 35%, and an expected option life of 3 years.

    The following table summarizes activity under the 1997 Stock Option Plan during the six months ended June 30, 2001.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2000	4,034,881	$6.43
Granted	1,104,700	$8.33
Exercised	72,700	$5.00
Canceled	112,900	$8.90

Balance at June 30, 2001	4,953,981	$6.82

Exercisable at June 30, 2001	2,594,491	$5.72

    The weighted average fair value of options granted during the first six months of fiscal 2001 was $2.57. At June 30, 2001, the weighted average remaining contractual life of options outstanding was 7.8 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first six months of fiscal 2001: no common stock dividends; risk-free interest rates of 5.65%; 35% volatility; and an expected option life of 3 years.

    Pro forma net loss and loss per share for the six months ended June 30, 2001 and 2000, assuming compensation expense for the Stock Option Plan had been determined under SFAS 123, is as follows:

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Net Loss:
As reported	$(2,776)	$(6,211)
Pro forma	$(3,548)	$(7,017)
Basic and diluted loss per share:
As reported	$(0.13)	$(0.48)
Pro forma	$(0.16)	$(0.54)

E. INCOME TAXES

    Due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months or six months ended June 30, 2001, based on management's determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three months and six months ended June 30, 2001, the Company recorded current tax expense related to its Japan branch operations.

    As of June 30, 2001 and December 31, 2000, the Company's deferred tax assets were offset by a valuation allowance of approximately $8.7 million and $7.6 million, respectively, due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

F. ACQUISITIONS AND SALE OF ASSETS

    Effective May 1, 2001, the Company acquired Annovis, Inc, a privately held company, for approximately $15.5 million through the issuance of approximately 1.9 million shares of Transgenomic, Inc. common stock and the payment of approximately $0.6 million in cash in lieu of common stock to certain Annovis stockholders. The acquisition was structured as a merger of Annovis with a subsidiary of the Company and resulted in Annovis becoming a wholly-owned subsidiary of the Company. A total of 15% of the total shares of common stock issued in the merger is held in an escrow account with a bank. Delivery of the escrowed shares to the former shareholders of Annovis is subject to certain other conditions described in the merger agreement. Annovis is a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid based products and service for the life sciences industry. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

    The Company accounted for this transaction as a purchase. The Company has preliminarily allocated the excess of the purchase price over the net assets acquired to goodwill. The purchase price allocation will be completed upon finalization of asset and liability valuations. The costs assigned to intangible assets are being amortized on a straight-line basis over a period averaging 10 years. As of June 30, 2001, all identifiable tangible and intangible assets acquired and liabilities assumed have preliminarily been allocated a portion of the cost equal to their estimated fair values as follows:

Net tangible assets and liabilities	$1,319
Intangible assets	14,198
Total Purchase Price (including direct expenses)	$15,517

    On May 19, 2000, the Company sold the assets related to its non-life science instrument product line to a company controlled by Stephen F. Dwyer, a director and principal stockholder of the Company. The effective date of the sale was April 1, 2000. The Company's unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000, assuming the acquisition of Annovis, Inc. and the sale of the non-life science instrument product line occurred as of the beginning of the periods presented are as follows:

	Six Months Ended June 30,
	2001	2000
Net Sales	$21,589	$14,121
Net Loss	$(3,138)	$(6,347)
Basic and diluted loss per share	$(0.14)	$(0.43)

    The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations had the acquisition and sale occurred on the dates indicated nor are they indicative of the results of operations for future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with our consolidated financial statements and notes included elsewhere in this filing.

Overview

    We provide innovative tools and consumable products to the life science industry. Our WAVE® System is a versatile system that can be used for variation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. Our business plan is to focus on the genomics segment of the life sciences industry and the development, marketing and support of our proprietary technology for the automated separation and analysis of DNA. Our initial focus has been on marketing to researchers seeking to discover and understand variations in the human genetic code and the relationship of these variations to disease. Effective May 1, 2001, the Company acquired Annovis, Inc, a privately held company, for approximately $15.5 million through the issuance of approximately 1.9 million shares of Transgenomic, Inc. common stock and the payment of approximately $0.6 million in cash in lieu of common stock to certain Annovis stockholders. The acquisition was structured as a merger of Annovis with a subsidiary of the Company and resulted in Annovis becoming a wholly-owned subsidiary of the Company. A total of 15% of the total shares of common stock issued in the merger is held in an escrow account with a bank. Delivery of the escrowed shares to the former shareholders of Annovis is subject to certain other conditions described in the merger agreement. The Company accounted for this transaction as a purchase. Annovis is a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and service for the life sciences industry. This acquisition expands our consumable product offerings. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

    Revenues for our life science products are generated from the sale of our principal product, the WAVE® System, WAVE related consumable products and non-WAVE related consumable products. Through June 30, 2001, we have sold over 600 WAVE® Systems to major academic research centers and commercial biopharmaceutical companies in over 25 countries. Revenues from the sale of consumable products have historically represented approximately 20% of our net sales derived from our life sciences business. We expect that over the next five years, sales from consumable products will increase as a percentage of our net sales.

    We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At June 30, 2001, we had an accumulated deficit of $23.8 million. Although we expect to continue to incur substantial research and development and selling, general and administrative costs as we continue to expand our operations we also expect these costs as a percentage of sales to decline.

Results of Operations

Three Months Ended June 30, 2001 and 2000

    Net Sales.  Net sales increased 71%, from $5.6 million in 2000 to $9.5 million in 2001. The increase was a result of increased sales of our WAVE system, WAVE related consumables and non-WAVE related consumables. Total revenues from sales of WAVE® Systems increased 38%, from $4.3 million in 2000 to $5.9 million in 2001. Total consumable sales increased 177%, from $1.3 million in 2000 to $3.6 million in 2001. WAVE related consumables increased 32%, from $451,000 in 2000 to $595,000 in 2001. Sales of WAVE related consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Non-WAVE related consumable sales increased 255%, from $850,000 in

2000 to $3.0 million in 2001. Sales of non-WAVE related consumables increased largely due to sales of specialty chemical products added through the acquisition of Annovis.

    Cost of Goods Sold.  Cost of goods sold increased 54% from $2.7 million in 2000 to $4.1 million in 2001. This increase was attributable to increased sales. Cost of goods sold represented 43% of net sales in 2001, as compared to 48% in 2000. Cost of goods sold as a percent of sales improved year over year due to lower combined material and manufacturing costs for our WAVE systems and fixed production costs being spread over a larger revenue base. We anticipate that this percentage will continue to improve in the future as we refine our systems configurations potentially reducing material costs and as consumables become a greater percent of our revenues.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 65%, from $3.3 million in 2000 to $5.4 million in 2001. The increase is the result of higher personnel and personnel-related expenses, professional service fees, goodwill amortization and real estate rent expenses. The average selling, general and administrative personnel counts during the quarter increased 18% as compared to the second quarter of 2000 largely due to the Annovis acquisition. Direct personnel expenses accounted for approximately 35% of the overall increase. Professional services fees accounted for approximately 25% of the total increase. Professional service fees increased as the Company has engaged professionals to aid in our expanded sales, marketing, public relations and corporate infrastructure projects. Amortization of goodwill related to the Annovis acquisition was approximately $236,000, or 11% of the overall increase. Increased real estate rent expense accounted for 8% of the overall increase. Real estate rents increased as the Company has expanded existing facilities and added new locations in order to be more accessible to the Company's expanding customer base. The remaining increase is attributable to the costs associated with the expanded activities of the staff. Selling, general and administrative expenses as a percent of net sales was approximately 59% in 2000 and 57% in 2001. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company.

    Research and Development Expenses.  Research and development expenses increased 17%, from $1.9 million in 2000 to $2.2 million in 2001. The increase in these expenses is attributable to increased personnel and personnel related expenses and professional service fees. The average research and development personnel counts during the quarter increased 9% as compared to the second quarter of 2000 largely due to the Annovis acquisition. Salaries, payroll taxes and benefits accounted for approximately 34% of the total increase. Professional service fees accounted for approximately 42% of the total increase. Professional service fees increased as the Company has engaged professionals to supplement the activities of our internal research and development personnel. The remaining increase is attributable to the costs associated with the expanded activities of the staff and the Annovis operations. These expenses represented approximately 33% of net sales in 2000 and approximately 23% of net sales in 2001. We expect research and development spending to increase significantly over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $52,000 in 2001 and $41,000 in 2000. This expense reflects the amortization of deferred compensation related to stock options issued.

    Other Expenses.  Other expenses, which consist of net interest income and expense, improved from an expense of $443,000 in 2000 to income of $585,000 in 2001. Interest expense for the quarter was $72,000 as compared to $443,000 in 2000. Interest income for the quarter was $659,000 as compared to none in 2000. The decrease in interest expense and the increase in interest income is a direct result of our initial public offering. Proceeds were used to pay all outstanding debt in fiscal year 2000 and the remaining proceeds were invested in income producing investments. Interest expense recorded during the quarter resulted from the Annovis acquisition. All outstanding bank debt of Annovis was paid during the quarter.

    Income Taxes.  No income tax benefit was recorded in 2001 or 2000. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. During the three months ended June 30, 2001, the Company recorded current tax expense related to its Japan branch operations. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Six Months Ended June 30, 2001 and 2000

    Net Sales.  Net sales increased 39%, from $12.5 million in 2000 to $17.5 million in 2001. The increase was a result of increased sales of our WAVE system, WAVE related consumables and non-WAVE related consumables offset by the divestiture of our non-life science instrument product line. The effective date of this divestiture was April 1, 2000 and, as a result, we recorded no sales from these non-life science products after March 31, 2000. Sales of non-life science products in the first quarter of 2000 were approximately $2.2 million.

    Sales of our life sciences products increased 69%, from $10.4 million in 2000 to $17.5 million in 2001. Total revenues from sales of WAVE® Systems increased 59%, from $7.9 million in 2000 to $12.6 million in 2001. Total consumable sales increased 98%, from $2.5 million in 2000 to $4.9 million in 2001. WAVE related consumables increased 76%, from $745,000 in 2000 to $1.3 million in 2001. Sales of WAVE related consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Non-WAVE related consumable sales increased 107%, from $1.7 million in 2000 to $3.6 million in 2001. Sales of non-WAVE related consumables increased largely due to sales of specialty chemical products added through the acquisition of Annovis.

    Cost of Goods Sold.  Cost of goods sold increased 20% from $6.5 million in 2000 to $7.8 million in 2001. This increase was attributable to the increased sales. Cost of goods sold represented 45% of net sales in 2001, as compared to 52% in 2000. Cost of goods sold as a percent of sales improved year over year due to lower combined material and manufacturing costs for our WAVE systems, fixed production costs being spread over a larger revenue base and the sale of our non-life science product line. We anticipate that this percentage will continue to improve in the future as we refine our systems configurations potentially reducing material costs and as consumables become a greater percent of our revenues.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 40%, from $6.8 million in 2000 to $9.6 million in 2001. The increase is the result of higher personnel and personnel-related expenses, professional service fees, real estate rents and goodwill amortization. Average selling, general and administrative personnel counts during the first half of 2001 increase 12% as compared to the first half of 2000 due largely to the Annovis acquisition. The employee counts in the first quarter of 2000 included approximately 20 employees whose positions were associated with the non-life science product line that we sold effective April 1, 2000. Direct personnel expense and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 44% of the overall increase. Professional services fees accounted for approximately 22% of the total increase. Professional service fees increased as the Company has engaged professionals to aid in our expanded sales, marketing, public relations and corporate infrastructure projects. Increased real estate rent expense accounted for 12% of the overall increase. Real estate rents increased as the Company has expanded existing facilities and added new locations in order to be more accessible to the Company's expanding customer base. Amortization of goodwill related to the Annovis acquisition was approximately $236,000, or 9% of the overall increase. The remaining increase is attributable to the costs associated with the expanded activities of the staff. Selling, general and administrative expenses as a percent of net sales was approximately 54% in 2000 and 55% in 2001. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company.

    Research and Development Expenses.  Research and development expenses increased 14%, from $3.8 million in 2000 to $4.3 million in 2001. The increase in these expenses is attributable to increased personnel and personnel related expenses and professional service fees. Average research and development personnel counts during the first half of 2001 increase 7% as compared to the first half of 2000 due largely to the Annovis acquisition. Salaries, payroll taxes and benefits accounted for approximately 27% of the total increase. Professional service fees accounted for approximately 70% of the total increase. Professional service fees increased as the Company has engaged professionals to supplement the activities of our internal research and development personnel. The remaining increase is attributable to the costs associated with the expanded activities of the staff and the Annovis operations. These expenses represented approximately 30% of net sales in 2000 and approximately 24% of net sales in 2001. We expect research and development spending to increase significantly over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $85,000 in 2001. This expense reflects the amortization of deferred compensation related to stock options issued. Stock based compensation expense was $750,000 in 2000. The expense in 2000 is attributable to the acceleration of vesting of 71,700 options held by former employees associated with the non-life science product line, the issuance of options to non-employee advisors and the amortization of deferred compensation. The acceleration of vesting resulted in the recording of $574,000 of stock based compensation expense during the first quarter of 2000.

    Other Expenses.  Other expenses, which consist of net interest income and expense, improved from an expense of $912,000 in 2000 to income of $1.5 million in 2001. Interest expense for the first half was $72,000 as compared to $900,000 in 2000. Interest income for the first half was $1.5 million as compared to none in 2000. The decrease in interest expense and the increase in interest income is a direct result of our initial public offering. Proceeds were used to pay all outstanding debt in fiscal year 2000 and the remaining proceeds were invested in income producing investments. Interest expense recorded during the first half of 2001 resulted from the Annovis acquisition. All outstanding bank debt of Annovis was paid during the quarter.

    Income Taxes.  No income tax benefit was recorded in 2001 or 2000. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. During the six months ended June 30, 2001, the Company recorded current tax expense related to its Japan branch operations. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

    We have experienced net losses and negative cash flows from operations in recent years. As a result, we had an accumulated deficit of $23.8 million as of June 30, 2001. On July 21, 2000, we issued

5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, the holder of a warrant to purchase 300,000 shares of common stock exercised the warrant at the time of our initial public offering thus providing us with an additional $1.5 million in cash. As of June 30, 2001 we had approximately $53.1 million in cash and cash equivalents and short-term investments. The decline in cash and cash equivalents and short-term investments from December 31, 2000, is a result of our operating activities, investments in property and equipment and our acquisition of Annovis.

    Our operating activities resulted in net outflows of $801,000 in the first six months of 2000 as compared to outflows of $3.9 million in 2001. The operating cash outflows for the first six months of 2001 were impacted in part by increased accounts receivable and inventory balances offset by an increase in accounts payable. Accounts receivable increased due to increased sales and the timing of sales during the second quarter. The average number of days to collect accounts receivable remained consistent with 2000 and were approximately 63 days during the first half of 2001. Inventory balances increased due to the Annovis operations and an increase in WAVE instruments on-hand at the end of the quarter. The increase in accounts payable is associated with the increase in inventory. The operating cash outflows for this period were also impacted by significant investments in research and development, and sales and marketing, which resulted in operating losses.

    Our investing activities resulted in net cash inflows of $2.8 million for the six months ended June 30, 2000, compared net cash outflows of $26.6 million in 2001. The investing cash flow outflows in 2001 is the result of the purchase of short-term investments, investments in property and equipment and payments associated with our acquisition of Annovis. The net cash inflows in 2000 were the result of the sale of our non-life science product line.

    Net cash outflows in financing activities were $2.1 million for the six months ended June 30, 2000, and $92,000 in 2001. The financing cash outflows in 2000 are the result of the payment of outstanding debt offset by the issuance of common stock for the exercise of stock options. The financing cash outflows in 2001 are the result of the repayment of acquired debt offset by the issuance of common stock for the exercise of stock options.

    Our capital expenditures budget for 2001 is approximately $5.0 million, excluding any capital expenditures related to acquisitions. Capital expenditures for the current year are expected to relate to facility and equipment improvements related to our life sciences business. Research and development expenses are budgeted at approximately $8.9 million for 2001. We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing, sales and customer support activities, and for other general corporate activities. Our capital requirements depend on a number of factors, including the level of our research and development activities, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors.

    We believe that our current cash balances will be sufficient to fund operations through at least fiscal year 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements.

Foreign Currency Rate Fluctuations

    Historically, approximately 50% of our net sales have been to customers in the United States. While we do sell products in many foreign countries, most of these sales are completed by our wholly-owned subsidiaries, Transgenomic, Ltd., or Cruachem, Ltd., and are made in their operating currency. Results of operations for the Company's foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. To further limit our exposure to exchange rate risk all sales quotes issued by Transgenomic, Ltd. are now based upon the United States dollar pricing converted at prevailing exchange rates at the time of the quote. Additionally, such quotes have short expiration periods. As a result, although we are subject to exchange rate risk, management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase net income for the three months ended June 30, 2001 and 2000 by $270,000 and $32,000, respectively, and for the six months ended June 30, 2001 and 2000 by $300,000 and $65,000, respectively. The Company has not quantified the impact resulting from the adoption of the other provisions of these standards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is presented.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

    We are not a party to, and none of our assets or properties are subject to, any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

(c)
On May 29, 2001, the Company issued 1,967,000 shares of the Company's common stock to the former shareholders of Annovis, Inc. in connection with the Company's acquisition of Annovis. As a result of the acquisition, Annovis became a wholly-owned subsidiary of the Company. The sale of these securities was exempt from registration pursuant to Rules 506 and 901. As to the United States portion of the transaction, there were fewer than 35 "purchasers" of the Company's common stock as that term is defined by the applicable Rules, and each "purchaser" who was not an accredited investor, either alone or through a purchaser representative, had knowledge and experience in financial and business matters sufficient to enable him or her to evaluate the merits and risks of the investment. As to the portion of the transaction outside of the United States, the transaction constituted an "offshore transaction" as that term is defined by the applicable Rules, no direct selling efforts were made in the United States; the offer and sale were not made to any "U.S. Person" as that term is defined by the applicable Rules; the purchasers agreed not to resell the securities unless such sale is in accordance with Regulation S, the sale is in accordance with another exemption from registration or the securities are registered; the securities were legended to reflect the transfer restrictions; and the Company was bound by the merger agreement not to transfer the securities unless they are registered or exempt from registration.

(d)
The amount of net proceeds from our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. We used approximately $3.1 million of the net proceeds for capital expenditures during 2000 and an additional $2.7 million in the six months of 2001. Such expenditures were made for, and are expected to be made for, general infrastructure investments such as computer equipment, software and leasehold improvements. We expect to apply up to $5.0 million of the net proceeds of this offering for capital expenditures during 2001. We used approximately $2.3 million, net of cash acquired, to pay transaction expenses and cash in lieu of shares related to our acquisition of Annovis. At June 30, 2001, approximately $52.2 million was invested in cash equivalent investments and in short-term, investment-grade, interest-bearing securities. We expect to use the remaining amount of the net offering proceeds for general working capital needs, including research and development and sales and marketing expenses. The amounts actually expended for each purpose may vary significantly depending upon many factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations.

Item 4.  Submission of Matters to a Vote of Security Holders

    Our annual shareholder's meeting was held on May 23, 2001 for the purpose of electing two Class I directors, approving an amendment to our 1997 Employee Stock Option Plan, approving the adoption of our Employee Stock Purchase Plan and ratifying the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2001.

    A total of 21,232,958 shares of our common stock were entitled to vote at the meeting and a total of 17,195,523 shares (80.99%) were represented at the meeting, in person or by proxy. The following sets for the results of the voting at the annual meeting:

1.  Election of Directors:

Collin J. D'Silva	For—16,606,370	Withheld—589,153
Parag Saxena	For—17,136,270	Withheld—59,253

    There was no solicitation in opposition to the election of either nominee. In addition to Messrs. D'Silva and Saxena, Douglas T. Gjerde, Stephen F. Dwyer, Jeffrey Sklar, M.D., Ph.D., Gregory J. Duman and Roland J. Santoni each continued in office as a director.

2.  Amendment of 1997 Employee Stock Option Plan:

For—13,035,822	Against—1,887,306	Abstain—47,025	Broker non-vote—2,225,370

3.  Adoption of Employee Stock Purchase Plan:

For—14,523,758	Against—395,041	Abstain—51,354	Broker non-vote—2,225,370

4.  Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2001.

For—17,165,408	Against—5,305	Abstain—24,810	Broker non-vote—0

    Further information regarding these matters is contained in our Proxy Statement dated April 12, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

(2.1)	Asset Purchase Agreement, dated May 16, 2000 between the Registrant and SD Acquisition Inc. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(2.2)
Agreement and Plan of Merger, dated as of April 30, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.1 to Report on Form 8-K (Registration No. 000-30975) as filed on May 31, 2001)
(2.3)
Addendum to Agreement and Plan of Merger, dated as of May 18, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.2 to Report on Form 8-K (Registration No. 000-30975) as filed on May 31, 2001)
(3.1)
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(4)	Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(10.1)	Third Amended and Restated 1997 Employee Stock Option Plan of the Registrant
(10.2)	Employee Stock Purchase Plan of the Registrant
(b)
Reports on Form 8-K

    The Registrant filed a report on Form 8-K on May 31, 2001 reporting the acquisition of Annovis, Inc. under Items 2 and 7 thereof.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
August 14, 2001	By:	/s/ GREGORY J. DUMAN Gregory J. Duman, Chief Financial Officer (authorized officer and principal financial officer)

QuickLinks

TRANSGENOMIC INC. INDEX
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Transgenomic, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited) (In thousands except share and per share data)
Consolidated Statements of Operations (Unaudited)
Consolidated Statement of Cash Flows (Unaudited)
Transgenomic, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited) (In thousands except share and per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES