Form 10-Q
period 2001-09-30
TRANSGENOMIC INC
filed 2001-11-08
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-30975

TRANSGENOMIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	911789357
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
12325 Emmett Street, Omaha, Nebraska	68164
(Address of principal executive offices)	(Zip Code)

(402) 452-5400
(Registrant's telephone number, including area code)

    Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 5, 2001, the number of shares of common stock outstanding was 23,243,401 consisting of 23,505,305 shares issued less 261,904 shares of Treasury Stock.

TRANSGENOMIC INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Transgenomic, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$9,447	$38,193
Short term investments	37,701	23,728
Accounts receivable—net	10,234	4,733
Inventories	5,444	2,567
Prepaid expenses and other current assets	1,238	948

Total current assets	64,064	70,169
Property & Equipment
Equipment	9,896	6,359
Furniture & fixtures	2,740	1,068

Total property & equipment	12,636	7,427
Less: accumulated depreciation	4,863	2,836

Net property & equipment	7,773	4,591
Goodwill—net	14,248	789
Intangible and other assets	3,334	2,314

Total Assets	$89,419	$77,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,934	$1,961
Accrued expenses and other liabilities	2,894	1,367
Accrued compensation	663	569

Total current liabilities	6,491	3,897
Commitments and contingencies
Stockholders' Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 23,455,305 and 21,472,816 issued and outstanding in 2001 and 2000	235	215
Additional paid-in capital	111,331	97,965
Unearned compensation	(203)	(463)
Accumulated other comprehensive income	5	4
Accumulated deficit	(25,690)	(21,005)

	85,678	76,716
Less: Treasury stock, at cost, 261,904 shares	(2,750)	(2,750)

Total stockholders' equity	82,928	73,966

Total liabilities and stockholders' equity	$89,419	$77,863

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales	$10,254	$6,249	$27,729	$18,785
Cost of goods sold	4,591	2,955	12,395	9,401

Gross profit	5,663	3,294	15,334	9,384
Operating expenses:
Selling, general and administrative	5,902	3,475	15,462	10,363
Research and development	2,172	1,898	6,437	5,650
Stock based compensation expense	10	41	94	791

Total operating expenses	8,084	5,414	21,993	16,804
Loss from operations	(2,421)	(2,120)	(6,659)	(7,420)
Interest income	507	918	2,053	920
Interest expense	—	(874)	(72)	(1,776)
Other income (expense), net	9	(1)	14	(13)

	516	43	1,995	(869)
Loss before income taxes	(1,905)	(2,077)	(4,664)	(8,289)
Income tax expense	5	—	21	—

Net loss	$(1,910)	$(2,077)	$(4,685)	$(8,289)

Basic and diluted weighted average shares outstanding	23,183,637	19,030,546	22,310,017	15,021,504
Net loss per common share—basic and diluted	$(0.08)	$(0.11)	$(0.21)	$(0.55)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(4,685)	$(8,289)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,497	1,289
Accrued interest and redemption premium	—	1,516
Non-cash compensation expense	94	791
Other	(9)	4
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(3,534)	449
Inventories	(1,548)	(280)
Prepaid expenses and other current assets	(455)	(312)
Accounts payable	(109)	600
Accrued expenses	(7)	537

Net cash flows from operating activities	(7,756)	(3,694)
Cash Flows from Investing Activities
Purchase of property and equipment	(4,349)	(1,630)
Proceeds from asset sales	15	3,621
Increase in notes receivable	—	(4,807)
Purchase of available for sale securities	(13,944)	—
Purchase of business, net of cash acquired	(1,854)	—
Increase in other assets	(804)	(670)

Net cash flows from investing activities	(20,936)	(3,486)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	468	72,365
Net change in note payable—bank	—	(4,340)
Proceeds from notes payable—other	—	204
Repayment of acquired businesses debt	(458)	—
Payments on notes payable—other	—	(901)

Net cash flows from financing activities	10	67,329
Effect of foreign currency exchange rates on cash	(64)	130

Net change in cash and cash equivalents	(28,746)	60,278
Cash and cash equivalents at beginning of period	38,193	153

Cash and cash equivalents at end of period	$9,447	$60,431

Non-cash financing activity:
Issuance of common stock as acquisition consideration	$13,084	$—
Conversion of notes payable into common stock	$—	$13,909

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

    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase net income for the three months ended September 30, 2001 and 2000 by $387 and $32, respectively, and for the nine months ended September 30, 2001 and 2000 by $686 and $95, respectively. The Company has not quantified the impact resulting from the adoption of the other provisions of SFAS No. 142.

    In August 2001, the FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

    In addition, in October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 develops one accounting model based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of segments of a business. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the definition of discontinued operations. SFAS 144 is effective for the Company's fiscal year beginning January 1, 2002. Management is currently in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

B. SHORT TERM INVESTMENTS

    At September 30, 2001 and December 31, 2000, short-term investments consisted of the following:

September 30, 2001	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$15,569	$16	$—	$15,585
U.S. government agencies	12,706	—	9	12,697
Corporate debt	9,373	46	—	9,419

Total securities available-for-sale	$37,648	$62	$9	$37,701

December 31, 2000	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$14,697	$—	$—	$14,697
U.S. government agencies	2,949	—	1	2,948
Corporate debt	6,069	14	—	6,083

Total securities available-for-sale	$23,715	$14	$1	$23,728

    Maturities of short-term investments are due within one year.

C. INVENTORIES

    At September 30, 2001 and December 31, 2000, inventories consist of the following:

	2001	2000
Finished goods	$2,319	$703
Raw materials and work in progress	2,693	1,557
Demonstration inventory	590	503

	5,602	2,763
Less long-term demonstration inventory	(158)	(196)

	$5,444	$2,567

D. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

    Other Comprehensive Income.  Results of operations for the Company's foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. These translation adjustments, along with unrealized gains and losses on available-for-sale securities, are the Company's only components of other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(1,910)	$(2,077)	$(4,685)	$(8,289)
Unrealized gain (loss) on available for sale securities	(32)	—	29	—
Currency translation adjustments	143	(136)	(27)	(112)

Total comprehensive loss	$(1,799)	$(2,213)	$(4,683)	$(8,401)

    Stock Options.  On May 23, 2001, the Company's stockholders approved an amendment to the 1997 Stock Option Plan to increase the number of shares for which common stock options can be granted to 7.0 million shares. During the nine months ended September 30, 2001, the Company granted 1,304,200 options with exercise prices ranging from $5.625 to $10.00 per share. Of the total granted during the first nine months, 27,500 options were granted to non-employees under consulting and other service agreements and compensation expense of approximately $22 was recorded associated with these grants. These expense amounts were calculated using the Black-Scholes option pricing model with the following assumptions: no common stock dividends, risk-free interest rates of 5.50% to 5.65%, volatility of 35%, and an expected option life of 3 years.

    The following table summarizes activity under the 1997 Stock Option Plan during the nine months ended September 30, 2001.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2000	4,034,881	$6.43
Granted	1,304,200	$8.58
Exercised	92,900	$5.00
Canceled	166,500	$9.40

Balance at September 30, 2001	5,079,681	$6.92

Exercisable at September 30, 2001	2,664,731	$5.87

    The weighted average fair value of options granted during the first nine months of fiscal 2001 was $2.65. At September 30, 2001, the weighted average remaining contractual life of options outstanding was 7.6 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first nine months of fiscal 2001: no common stock dividends; risk-free interest rates of 5.50% to 5.65%; 35% volatility; and an expected option life of 3 years.

    Pro forma net loss and loss per share for the nine months ended September 30, 2001 and 2000, assuming compensation expense for the Stock Option Plan had been determined under SFAS 123, is as follows:

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Net Loss:
As reported	$(4,685)	$(8,289)
Pro forma	$(6,572)	$(9,185)
Basic and diluted loss per share:
As reported	$(0.21)	$(0.55)
Pro forma	$(0.29)	$(0.61)

E. INCOME TAXES

    Due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months or nine months ended September 30, 2001, based on management's determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three months and nine months ended September 30, 2001, the Company recorded current tax expense related to its Japan branch operations.

    As of September 30, 2001 and December 31, 2000, the Company's deferred tax assets were offset by a valuation allowance of approximately $10.5 million and $7.6 million, respectively, due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

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

    The Company accounted for this transaction as a purchase. The Company has preliminarily allocated the excess of the purchase price over the net assets acquired to goodwill. The purchase price allocation will be completed upon finalization of asset and liability valuations. The costs assigned to intangible assets are being amortized on a straight-line basis over a period averaging 10 years. As of September 30, 2001, all identifiable tangible and intangible assets acquired and liabilities assumed have preliminarily been allocated a portion of the cost equal to their estimated fair values as follows:

Net tangible assets and liabilities	$1,319
Intangible assets	14,198
Total Purchase Price (including direct expenses)	$15,517

    On May 19, 2000, the Company sold the assets related to its non-life science instrument product line to a company controlled by Stephen F. Dwyer, a director and principal stockholder of the Company. The effective date of the sale was April 1, 2000. The Company's unaudited pro forma results of operations for the nine months ended September 30, 2001 and 2000, assuming the acquisition of Annovis, Inc. and the sale of the non-life science instrument product line occurred as of the beginning of the periods presented are as follows:

	Nine Months Ended September 30,
	2001	2000
Net Sales	$31,844	$22,237
Net Loss	$(5,048)	$(8,810)
Basic and diluted loss per share	$(0.22)	$(0.52)

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

Overview

    We provide innovative tools and consumable products to the life science industry. Our WAVE® System is a versatile system that can be used for variation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. Our business plan is to focus on the genomics segment of the life sciences industry and the development, marketing and support of our proprietary technology for the automated separation and analysis of DNA. Our initial focus has been on marketing to researchers seeking to discover and understand variations in the human genetic code and the relationship of these variations to disease. Effective May 1, 2001, we acquired Annovis, Inc, a privately held company, for approximately $15.5 million through the issuance of approximately 1.9 million shares of Transgenomic, Inc. common stock and the payment of approximately $0.6 million in cash in lieu of common stock to certain Annovis stockholders. The acquisition was structured as a merger of Annovis with a subsidiary of the Company and resulted in Annovis becoming a wholly-owned subsidiary of the Company. A total of 15% of the total shares of common stock issued in the merger is held in an escrow account with a bank. Delivery of the escrowed shares to the former shareholders of Annovis is subject to certain other conditions described in the merger agreement. We accounted for this transaction as a purchase. Annovis is a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and service for the life sciences industry. This acquisition expands our consumable product offerings. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

    Revenues for our life science products are generated from the sale of our principal product, the WAVE® System, WAVE related consumable products and non-WAVE related consumable products. Through September 30, 2001, we have sold WAVE® Systems to major academic research centers and commercial biopharmaceutical companies in over 25 countries. Prior to the acquisition of Annovis, revenues from the sale of consumable products had historically represented approximately 20% of our net sales derived from our life sciences business. Subsequent to the acquisition of Annovis, revenues from the sale of consumable products as a percentage of our net sales has increased and we expect that sales from consumable products will continue to increase as a percentage of our net sales.

    We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At September 30, 2001, we had an accumulated deficit of $25.7 million. Although we expect to continue to incur substantial research and development and selling, general and administrative costs as we continue to expand our operations we also expect these costs as a percentage of sales to decline.

Results of Operations

Three Months Ended September 30, 2001 and 2000

    Net Sales.  Net sales increased 64%, from $6.2 million in 2000 to $10.3 million in 2001. The increase was a result of increased sales of WAVE related consumables and non-WAVE related consumables. Total consumable sales increased 415%, from $1.1 million in 2000 to $5.6 million in 2001. WAVE related consumables increased 48%, from $577,000 in 2000 to $851,000 in 2001. Sales of WAVE related consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Non-WAVE related consumable sales increased 834%, from $507,000 in 2000 to $4.7 million in 2001. Sales of non-WAVE related consumables increased largely due to sales of specialty chemical products added through the acquisition of Annovis. Total revenues from sales of WAVE® Systems decreased 9%, from $5.2 million in 2000 to $4.7 million in 2001. Although difficult to quantify the current or potential future impact, the world events of September 2001 negatively impacted our third quarter sales. Shipping disruptions subsequent to the events created delays in order fulfillment. While these events have impacted our entire business, the most significant impact has been to our WAVE system sales.

    Cost of Goods Sold.  Cost of goods sold increased 55% from $3.0 million in 2000 to $4.6 million in 2001. This increase was attributable to increased sales. Cost of goods sold represented 45% of net sales in 2001, as compared to 47% in 2000. Cost of goods sold as a percent of sales improved year over year due to lower combined material and manufacturing costs for our WAVE systems and fixed production costs for our consumable products being spread over a larger revenue base. We anticipate that this percentage will continue to improve in the future as we refine our systems configurations potentially reducing material costs and as consumables become a greater percent of our revenues.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 70%, from $3.5 million in 2000 to $5.9 million in 2001. The increase is the result of higher personnel and personnel-related expenses, professional service fees, goodwill amortization and real estate rent expenses. Direct personnel expenses accounted for approximately 46% of the overall increase and were the result of our expanded employee base. Professional services fees accounted for approximately 7% of the total increase. Professional service fees increased as the Company has engaged professionals to aid in our expanded sales, marketing, public relations and corporate infrastructure projects. Amortization of goodwill related to the Annovis acquisition was approximately $355,000, or 15% of the overall increase. Increased real estate rent expense accounted for 7% of the overall increase. Real estate rents increased as the Company has expanded existing facilities and added new locations in order to be more accessible to the Company's expanding customer base. The remaining increase is attributable to the costs associated with the expanded activities of the staff. Selling, general and administrative expenses as a percent of net sales was approximately 56% in 2000 and 58% in 2001. We anticipate selling, general and administrative expenses to increase, in absolute dollars, over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company.

    Research and Development Expenses.  Research and development expenses increased 14%, from $1.9 million in 2000 to $2.2 million in 2001. The increase in these expenses is attributable to increased personnel and personnel related expenses, professional service fees and real estate rent. Direct personnel expenses accounted for approximately 8% of the total increase and were due our expanded employee base. Professional service fees accounted for approximately 46% of the total increase. Professional service fees increased as the Company has engaged professionals to supplement the activities of our internal research and development personnel. Increased real estate rent expense accounted for 24% of the overall increase. Real estate rents increased as the Company has expanded existing facilities and added new locations in order to be more accessible to the Company's expanding customer base. The remaining increase is attributable to the costs associated with the expanded activities of the staff and the Annovis operations. These expenses represented approximately 30% of net sales in 2000 and approximately 21% of net sales in 2001. We expect research and development spending to increase significantly, in absolute dollars, over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $10,000 in 2001 and $41,000 in 2000. This expense reflects the amortization of deferred compensation related to stock options issued.

    Other Income.  Other income, which consist of net interest income and expense, improved from $43,000 in 2000 to $516,000 in 2001. Interest expense for the quarter was $0 as compared to $874,000 in 2000. The interest expense in 2000 included accelerated interest charges related to the Company's convertible notes. Interest income for the quarter was $507,000 as compared to $918,000 in 2000. The changes in interest expense and interest income are a result of our initial public offering. Proceeds from our IPO were used to pay all outstanding debt in fiscal year 2000 and the remaining proceeds were invested in income producing investments. The decrease in interest income is a result of declining interest rates on investments and changes in our short term investments balances.

    Income Taxes.  No income tax benefit was recorded in 2001 or 2000. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. During the three months ended September 30, 2001, the Company recorded current tax expense related to its Japan branch operations. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Nine Months Ended September 30, 2001 and 2000

    Net Sales.  Net sales increased 48%, from $18.8 million in 2000 to $27.7 million in 2001. The increase was a result of increased sales of our WAVE system, WAVE related consumables and non-WAVE related consumables offset by the divestiture of our non-life science instrument product line. The effective date of this divestiture was April 1, 2000 and, as a result, we recorded no sales from these non-life science products after March 31, 2000. Sales of non-life science products in the first quarter of 2000 were approximately $2.2 million.

    Sales of our life sciences products increased 67%, from $16.6 million in 2000 to $27.7 million in 2001. Total revenues from sales of WAVE® Systems increased 32%, from $13.0 million in 2000 to $17.3 million in 2001. Total consumable sales increased 193%, from $3.6 million in 2000 to $10.4 million in 2001. WAVE related consumables increased 64%, from $1.3 million in 2000 to $2.2 million in 2001. Sales of WAVE related consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Non-WAVE related consumable sales increased 269%, from $2.3 million in 2000 to $8.3 million in 2001. Sales of non-WAVE related consumables increased due to sales of specialty chemical products added through the acquisition of Annovis.

    Cost of Goods Sold.  Cost of goods sold increased 32% from $9.4 million in 2000 to $12.4 million in 2001. This increase was attributable to the increased sales. Cost of goods sold represented 45% of net sales in 2001, as compared to 50% in 2000. Cost of goods sold as a percent of sales improved year over year due to lower combined material and manufacturing costs for our WAVE systems, fixed production costs being spread over a larger revenue base and the sale of our non-life science product line. We anticipate that this percentage will continue to improve in the future as we refine our systems configurations potentially reducing material costs and as consumables become a greater percent of our revenues.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 49%, from $10.4 million in 2000 to $15.5 million in 2001. The increase is the result of higher personnel and personnel-related expenses, professional service fees, real estate rents and goodwill amortization. Direct personnel expense and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 47% of the overall increase. Professional services fees accounted for approximately 18% of the total increase. Professional service fees increased as the Company has engaged professionals to aid in our expanded sales, marketing, public relations and corporate infrastructure projects. Increased real estate rent expense accounted for

10% of the overall increase. Real estate rents increased as the Company has expanded existing facilities and added new locations in order to be more accessible to the Company's expanding customer base. Amortization of goodwill related to the Annovis acquisition was approximately $591,000, or 12% of the overall increase. The remaining increase is attributable to the costs associated with the expanded activities of the staff. Selling, general and administrative expenses as a percent of net sales was approximately 55% in 2000 and 56% in 2001. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company.

    Research and Development Expenses.  Research and development expenses increased 14%, from $5.7 million in 2000 to $6.4 million in 2001. The increase in these expenses is attributable to increased personnel and personnel related expenses, professional service fees and real estate rent. Direct personnel expense accounted for approximately 26% of the total increase and was due to our expanded employee base. Professional service fees accounted for approximately 58% of the total increase. Professional service fees increased as the Company has engaged professionals to supplement the activities of our internal research and development personnel. Increased real estate rent expense accounted for 12% of the overall increase. Real estate rents increased as the Company has expanded existing facilities and added new locations in order to be more accessible to the Company's expanding customer base. The remaining increase is attributable to the costs associated with the expanded activities of the staff and the Annovis operations. These expenses represented approximately 30% of net sales in 2000 and approximately 23% of net sales in 2001. We expect research and development spending to increase significantly over the next several years as we expand our development efforts.

    Stock Based Compensation.  Stock based compensation expense was $94,000 in 2001. This expense reflects the amortization of deferred compensation related to stock options issued. Stock based compensation expense was $791,000 in 2000. The expense in 2000 is attributable to the acceleration of vesting of 71,700 options held by former employees associated with the non-life science product line, the issuance of options to non-employee advisors and the amortization of deferred compensation. The acceleration of vesting resulted in the recording of $574,000 of stock based compensation expense during the first quarter of 2000.

    Other Income/Expenses.  Other income/expenses, which consist of net interest income and expense, improved from an expense of $869,000 in 2000 to income of $2.0 million in 2001. Interest expense for the first nine months of 2001 was $72,000 as compared to $1.8 million in 2000. Interest income was $2.1 million in 2001 as compared to $920,000 in 2000. The decrease in interest expense and the increase in interest income is a direct result of our initial public offering. Proceeds were used to pay all outstanding debt in fiscal year 2000 and the remaining proceeds were invested in income producing investments. Interest expense recorded during the 2001 resulted from the Annovis acquisition. All outstanding bank debt of Annovis was paid during the second quarter.

    Income Taxes.  No income tax benefit was recorded in 2001 or 2000. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. During the nine months ended September 30, 2001, the Company recorded current tax expense related to its Japan branch operations. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

    We have experienced net losses and negative cash flows from operations in recent years. As a result, we had an accumulated deficit of $25.7 million as of September 30, 2001. On July 21, 2000, we issued 5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, the holder of a warrant to purchase 300,000 shares of common stock exercised the warrant at the time of our initial public offering thus providing us with an additional $1.5 million in cash. As of September 30, 2001, we had approximately $47.1 million in cash and cash equivalents and short-term investments. The decline in cash and cash equivalents and short-term investments from December 31, 2000, is a result of our operating activities, investments in property and equipment and our acquisition of Annovis.

    Our operating activities resulted in net outflows of $7.8 million in the first nine months of 2001 as compared to outflows of $3.7 million in 2000. The operating cash outflows for 2001 were impacted in part by increased accounts receivable and inventory balances. Accounts receivable increased due to increased sales and the timing of sales during the third quarter. The average number of days to collect accounts receivable in the first nine months of 2001 was consistent with 2000 to approximately 75 days. Inventory balances increased due to the Annovis operations and an increase in WAVE instruments on-hand at the end of the quarter. The operating cash outflows for this period were also impacted by significant investments in research and development, and sales and marketing, which resulted in operating losses.

    Our investing activities resulted in net cash outflows of $20.9 million for the nine months ended September 30, 2001, compared net cash outflows of $3.5 million in 2000. The investing cash flow outflows in 2001 is the result of the purchase of short-term investments, investments in property and equipment and payments associated with our acquisition of Annovis. Significant investments in property and equipment include research and development equipment, production equipment, customer resource management software, enterprise resource planning software, software and facilities improvements.

    Net cash inflows in financing activities were $10,000 for the nine months ended September 30, 2001, and $67.3 million in 2000. The financing cash inflows in 2000 are the result of our initial public offering offset by the payment of outstanding debt. The financing cash inflows in 2001 are the result of proceeds received from the issuance of common stock for the exercise of stock options offset by the repayment of debt acquired in the Annovis transaction.

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

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase net income for the three months ended September 30, 2001 and 2000 by $387,000 and $32,000, respectively, and for the nine months ended September 30, 2001 and 2000 by $686,000 and $95,000, respectively. The Company has not quantified the impact resulting from the adoption of the other provisions of these standards.

    In August 2001, the FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

    In addition, in October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 develops one accounting model based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of segments of a business. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the definition of discontinued operations. SFAS 144 is effective for the Company's fiscal year beginning January 1, 2002. Management is currently in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

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

Item 2.  Changes in Securities and Use of Proceeds

(d)
The amount of net proceeds from our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. We used approximately $3.1 million of the net proceeds for capital expenditures during 2000 and an additional $4.3 million in the first nine months of 2001. Such expenditures were made for, and are expected to be made for, general infrastructure investments such as computer equipment, software, research and development equipment, production equipment and facility improvements. We expect to apply up to $5.0 million of the net proceeds of this offering for capital expenditures during 2001. We used approximately $2.3 million, net of cash acquired, to pay transaction expenses and cash in lieu of shares related to our acquisition of Annovis. At September 30, 2001, approximately $46.0 million was invested in cash equivalent investments and in short-term, investment-grade, interest-bearing securities. We expect to use the remaining amount of the net offering proceeds for general working capital needs, including research and development and sales and marketing expenses. The amounts actually expended for each purpose may vary significantly depending upon many factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

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
(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(10.1)	Third Amended and Restated 1997 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q filed on August 14, 2001)
(10.2)
Second Amended and Restated 2001 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 4(b) of the Registrant's Registration Statement on Form S-8 (Registrant No. 333-71866) as filed on October 19, 2001)
(b)
Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
November 8, 2001	By:	/s/ Gregory J. Duman Gregory J. Duman, Chief Financial Officer (authorized officer and principal financial officer)

QuickLinks

TRANSGENOMIC INC. INDEX
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Operations (Unaudited)
Transgenomic,[nc_nb] Inc. and Subsidiaries
Transgenomic, Inc. and Subsidiaries Notes to the Consolidated Financial Statements (Unaudited) (In thousands except share and per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES