Form 10-K
period 2001-12-31
TRANSGENOMIC INC
filed 2002-03-25
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 6, 2002 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $141,720,000.

        As of March 6, 2002, the registrant had 23,670,321 shares of Common Stock outstanding that consist of 23,932,225 shares issued less 261,904 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 2001 Proxy Statement relating to the Registrants May 22, 2002, Annual Stockholders Meeting are incorporated by reference into Part III.

TRANSGENOMIC, INC.
Index to Form 10-K for the Fiscal Year Ended December 31, 2001

        This Form 10-K references the following trademarks which are the property of Transgenomic: DNASEP®, GUARD-DISC®, WAVE®, WAVEMAKER®, TRANSFORMING THE WORLD®, TRANSGENOMIC®, TRANSGENOMIC and DESIGN and TRANSGENOMIC GLOBE LOGO®; OLIGOSEP™, OPTIMASE™, RNASEP™, WAVE OPTIMIZED™, WAVE-MD™, WAVE NAVIGATOR™, THE POWER OF DISCOVERY™, and MutuationDiscovery.com™. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

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

Item 1.    Business.

Overview

        We provide innovative solutions for the synthesis, purification and analysis of nucleic acids. Our solutions include automated instrument systems, associated consumables, and chemical building blocks for nucleic acid synthesis. Our technologies center around three core competencies: separation chemistries, enzymology, and nucleic acid chemistries. We develop, assemble, manufacture and market our products to the life sciences industry to be used in research focused on molecular genetics of humans and other organisms. Such research could lead to development of new diagnostics and therapeutics. Our products can be used to analyze DNA or RNA at the molecular level, amplify, separate, and isolate nucleic acid fragments of particular interest and synthesize conventional or chemically-modified nucleic acid molecules. These capabilities are central to research seeking to discover and understand variations in the genetic code, the relationship of these variations to disease and, ultimately, to develop diagnostics and therapeutics based on this understanding. Our business plan is to participate in the value chain associated with these activities by providing key technology, tools, consumables, and biochemical reagents to those entities engaged in basic biomedical research and the development of diagnostics and therapeutic agents.

        Prior to the formation of Transgenomic, Inc., we conducted our business operations through an Iowa corporation known as CETAC Holding Company, Inc. and its various subsidiaries. CETAC Holding Company, Inc. designed, manufactured and sold several different types of non-life sciences instruments that prepared samples of material so that they may be more easily analyzed by, and efficiently introduced into testing apparatus. We also manufactured and sold chromatography products that are used in a variety of testing applications, such as food analysis and environmental testing. On July 1, 1997, we consolidated these companies into a new Delaware corporation known as Transgenomic, Inc., that was formed to develop, manufacture and market our new DNA separation and analysis products in addition to continuing the non-life sciences business of CETAC Holding Company, Inc. and its subsidiaries. In 1999, we acquired, through our subsidiary in the United Kingdom, substantially all of the assets of Kramel Biotech International, Limited, a manufacturer of laboratory consumables used in the field of molecular biology. Effective April 1, 2000 we sold the assets related to our non-life sciences instrument product line for a total adjusted purchase price of $5.65 million. In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $15.9 million.

Industry Background

DNA and Genomics-Based Research

        The human body is composed of billions of cells each containing deoxyribonucleic acid, or DNA, which encodes the basic instructions for cellular function. The complete set of DNA is called the genome, or genetic code. The human genome is composed of 23 pairs of chromosomes that are further divided into approximately 30,000, or more, smaller regions called genes. Genes are used in the cell as the template for the production of proteins, and it is these proteins that direct cell function that are ultimately reflected in the individual traits of the person. Researchers theorize that the human genome may provide cells instructions on how to make up to approximately 300,000 or more different proteins. Each gene is made up of four different chemicals known as nucleotide bases which are commonly designated by the first letter of their chemical names, or G, C, A and T. The entire human genome contains approximately 3 billion of these nucleotides arranged in order along the two complementary strands of the DNA molecule. The order of the nucleotides along these strands is known as the DNA sequence, and it is this sequence that determines the function of the genes. Any variation in the DNA sequence of a particular gene may result in a change in the cell function controlled by that gene. These changes, known as genetic variations, are often the cause of disease or make an individual more susceptible to disease.

        Genomics is the systematic and comprehensive analysis of the sequence, structure and function of the genes that comprise the genome, the objective of which is identifying and understanding the role of genes in human physiology and disease. During the 1990's, an intense effort was initiated to determine the sequence of the entire human genome. This basic research yielded a rough draft of the genome in the year 2000. Both the U.S.-government sponsored Human Genome Project and private researchers have been involved in this effort that has provided an immense amount of sequencing information for human DNA. While these efforts will provide a basic blueprint of the human genome, they have out of necessity been centered on determining the DNA sequence of a limited number of individuals. Therefore, this fundamental sequencing data will not, by itself, provide much information about the function of genes and their relationship to disease. This information will only be developed through the intense study of genetic variation. Accordingly, genomics researchers are now attempting to understand variations in this DNA sequence information and how it correlates to disease in order to develop new therapeutics and diagnostic tools.

Importance of the Discovery of Genetic Variation

        There are several types of variations known to occur in DNA sequences. The most common form of genetic variation involves a change in a single nucleotide and is called a single nucleotide polymorphism, or SNP. Other types of genetic variation include the insertion, deletion, translocation or duplication of nucleotides. The identification and understanding of these variations, including SNPs, is important because they may indicate predisposition to a variety of diseases or predict a patient's response to drug therapy. Since even a single variation of a nucleotide can have a major role in human disease, efforts to understand and analyze genetic variations have recently intensified.

        After SNPs or other variations are discovered, their potential relevance to disease must be studied by determining the frequency of variation in different segments of the population. Some diseases, such as muscular dystrophy, are caused by DNA variations in a single gene. Many common diseases, such as diabetes, cancer and obesity, are caused by variations in more than one gene. Since a single variation or multiple variations may be required for a particular disease or trait to manifest itself, it is necessary to scan for variations in a sizable population in order to be able to predict with confidence the association of a variation with a particular disease or trait.

        The discovery of new genetic variations will be ongoing. All organisms, whether human, plant, animal or bacterial, undergo change. The linkage of specific variations and the correlation of those variations in a population group with a disease must be analyzed. In order to do this on the scale that likely will be required, researchers will need technologies that provide faster sample analysis, greater accuracy and reliability and lower costs than technologies that they have historically used. It will be especially important that the technology used by these researchers be able to detect all types of variations, including SNPs, insertions and deletions, translocations and repetitions, and whether the existence of the variation is known or unknown. It is this need that we believe creates a market opportunity for our WAVE System and its ability to detect genetic variations quickly, accurately and inexpensively.

Role of Synthetic Nucleic Acids

        Synthetic nucleic acid molecules—commonly referred to as oligonucleotides—are necessary consumable reagents for numerous DNA-based analytical technologies. Such technologies include polymerase chain reaction, widely used to amplify the number of specific DNA fragments, DNA sequencing, technologies making use of DNA chips and a number of other technologies. In addition, oligonucleotides and oligomimetics (chemically-modified oligonucleotides) are increasingly being used as agents designed to modulate gene expression and biological responses for both experimental and potential therapeutic applications. The most mature of these applications, antisense technology, has generated therapeutic candidates that have advanced to Phase II and Phase III clinical trials. We believe activity in these areas of basic and applied research and product development will continue to accelerate, resulting in a growing and sustained demand for the basic chemical building block products as well as for the finished synthetic nucleic acid products.

Importance of Nucleic Acid Purification

        When synthesizing oligonucleotides it is important that the single-stranded synthetic DNA fragments do not contain unwanted DNA sequence. In commercial scale production of oligonucleotides, it is difficult to remove unwanted DNA sequences in a cost effective manner. As the usage of oligonucleotides in research and other applications continues to expand, so too will the need to produce high quality, very pure oligonucleotides in an automated, scalable and cost-effective means. Additionally, the genomes of an increasing number of non-human organisms, such as microbial pathogens, plants and animals of economic importance are likely to become the subjects of more research initiatives for some time to come. This is likely to generate the need for synthesized oligonucleotides for these non-human organisms.

Genomics-based Diagnostics

        Once a relationship is established between a particular genetic variation(s) and a disease it becomes possible to look for the specific variation(s) as a way of diagnosing a person's susceptibility to the disease or the actual presence of the disease. To create such a diagnostic, researchers take advantage of a fundamental property of DNA. DNA is made up of two long strands of nucleic acids joined together into a single molecule that resembles a spiraling ladder. This is often referred to as a double helix. Very specific pairing of the nucleic acids (A always with T and C always with G) binds the two strands of the helix together somewhat like opposite poles of magnets. Samples of DNA to be tested can be denatured into single strands and those strands exposed to a synthetic version of single stranded DNA containing the sequence of nucleic acids that makes up the variation associated with a disease. If the sample and the synthetic DNA match they will bind together indicating that the source of the sample contains the variation and is likely to be susceptible to the disease. Genomics-based diagnosis is generally referred to as molecular diagnostics. The synthetic version of single strand DNA used to diagnose is referred to as a probe and is an oligonucleotide 30 to 40 nucleotides in length. Most current molecular diagnostic methods expose samples to multiple probes at once to speed up diagnosis, in some cases as many as several hundred thousand in some chip array technologies.

Genomics-based Therapeutics

        Drug development has historically been inefficient with very low success rates. Genomics and modern molecular biology offer the promise of dramatically altering the drug discovery and development paradigm. The potential impact of genomics on several specific stages of the drug development continuum is as follows:

  •
  Target Identification—It has been estimated that the human genome sequence could provide 5,000-10,000 new potential target molecules on which to base drug discovery efforts, representing a 10 to 20-fold increase over the approximately 500 targets identified during the entire history of drug development to date. However, knowledge of the nucleotide sequences of thousands of new genes alone is not enough, this raw genomic data must be expanded upon to associate genes with their biological functions. The analysis of genetic variation within populations offers a powerful approach to the discovery of such associations, potentially leading to the development of correlations between genes and their encoded proteins with diseases.

  •
  Target Validation—Target validation is the process of establishing proof that a particular drug target is involved in a disease or biological process of interest and, furthermore, that experimental modulation of the target (which would ultimately be accomplished by a drug) has an impact on that process. As discussed above, the discovery of correlations between genetic variation and disease offers a powerful means to link target identification with target validation providing valuable information regarding gene function at an early point in the discovery process.    Other approaches to target validation can be as simple as analysis of correlating test data, or measurement of gene expression in certain disease states, or it can involve more complex strategies to reduce or eliminate the expression of target genes. While this latter approach has traditionally involved the use of mice genetically engineered to lack a particular gene (a time-consuming approach), various antisense strategies have been used more recently. Such strategies employ synthetic nucleic acids such as oligonucleotides and oligomimetics to reduce or eliminate the expression of a target gene in cultured cells or in a model organism. Importantly, as these approaches continue to evolve, so will the need for both bulk production of synthetic nucleic acids, as well as for innovative new oligomimetics.

  •
  Clinical Trials—After a drug target has been identified and validated, drug candidates are screened for their ability to act on the target of interest. After a lead drug candidate has been identified, and its safety and efficacy has been demonstrated in animal models, testing must be performed on human subjects. This testing is performed in context of Phase I, II, and III clinical trials. Genetic variation among patients can impact drug efficacy as well as the likelihood of adverse drug reactions. It has been suggested that study of these effects should be incorporated into the clinical trial process. The relatively new segment of genomics called pharmacogenetics studies the impact genetic variation has on the safety and efficacy of drugs. An increased understanding of the genetic basis of an individual's response to drug therapy could diminish the traditional "one size fits all" approach to drug therapy and lead to an era of personalized medicine.

Our Technology and Products

Core Competencies

  Separation Chemistries

        Our separation chemistries competency consists of expertise in developing novel chemical compounds tailored to interact with samples of interest. Specifically, this interaction involves binding of the total sample to the compound followed by a selective release of individual components of the sample. This release is induced by the introduction of other factors, such as chemical reagents, temperature changes and pressure changes. The separation compound is coated on the surface of microscopic polymer beads and packed in a column. The interaction and separation occurs within the tube as the sample is pumped through it. We currently have novel chemistries for separating nucleic acids, proteins, peptides, amino acids and carbohydrates.

        One of our significant separation technologies is currently embodied in the WAVE System. The WAVE System is primarily used as a denaturing high-performance liquid chromatography (DHPLC) instrument for genetic variation discovery. In addition, other applications for the WAVE System in the genomics-based research industry include the mapping of genes, mutational analysis of candidate genes, targeted screening for induced mutations, direct allelic discrimination, analysis of primer extension products, quantification of gene expression and others. Additionally, the ability of the WAVE to purify oligonucleotides quickly and inexpensively provides an effective solution for commercial scale purification of oligonucleotides. Finally, the WAVE system offers an effective approach to the DNA fragment isolation steps associated with high-throughput gene cloning and sequencing initiatives. Our WAVE system may be designed in the future to meet the needs of the emerging molecular diagnostics market.

  Enzymology

        Our second core competency is expertise in developing novel enzymes. Enzymes are proteins that act as catalysts for biochemical reactions. One such reaction useful in genomics is the cleavage of DNA into defined fragments at specific points, accomplished by the use of restriction enzymes. Another example is the formation of DNA or RNA from precursor substances in the presence of pre-existing DNA or RNA acting as a template. Enzymes that catalyze this reaction are called polymerases. The ability to develop enzymes useful in the experimental manipulation of genes provides powerful tools for producing genetic material in the form needed for further analysis or incorporation into diagnostics and therapeutics. One of our current enzymology offerings is called Optimase, a polymerase that is optimized for use in preparing samples for analysis using our WAVE system.

  Nucleic Acid Chemistries

        Our third core competency stems in part from our 2001 acquisition of Annovis, Inc. We possess the expertise to manufacture synthetic chemical building blocks known as phosphoramidites. Our expertise extends to the ability to produce special building blocks that are used to synthesize modified oligonucleotides referred to as oligomimetics. Oligomimetics mimic the action(s) of natural DNA and RNA, but are superior with regard to certain practical features such as the affinity of their binding to complementary DNA and RNA molecules or their ability to resist degradation. We also have the capability to design, optimize, and produce specialized oligomimetics based on the specific needs of our customers involved in basic biomedical research, diagnostics, and therapeutics. Finally, our nucleic acid chemistry capabilities also include expertise in the ability to produce related specialty chemicals, such as molecular tags, dyes, quenchers, linkers, and solvents used to modify nucleic acids for subsequent detection, or manipulation. We feel the demand for these products will increase significantly as more and more relationships between genetic variation and disease are established.

Our Products

  WAVE Systems

        Our WAVE System is a versatile instrument that can be used for variation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. Because of this versatility, the WAVE System can essentially replace the use of traditional gel electrophoresis in the molecular biology laboratory. Our patented technology uses a process known as high performance liquid chromatography to separate DNA material so that genetic variation may be identified and analyzed. In this process, DNA is injected into a special tube or column containing microscopic polymer beads. These micro-beads have special surface chemistries that cause the DNA molecules to attach to the surface of the beads. A chemical reagent is then pumped through the column under carefully controlled pressure and temperature conditions causing the DNA molecules to be selectively released from the beads so that they can be separated and measured. Our proprietary software controls the entire process and produces the results of the operation in an easy-to-read chart format. Once the DNA sample is loaded into the instrument and necessary data is entered into the software, the process requires virtually no additional input from the researcher. By using our patented DNASep, OLIGOSep and RNASep columns and specifically formulated reagents that we have developed for various applications, the researcher is able to achieve a consistent high-quality result. Our WAVE System includes the following components:

  •
  an autosampler (automatically introduces the DNA sample into our WAVE instrument)

  •
  a pump (pumps the sample and reagents through the DNASep, OLIGOSep or RNASep column and instrument)

  •
  a DNASep, OLIGOSep or RNASep column (separates DNA fragments)

  •
  a column oven (controls the temperature of the column)

  •
  a detector (detects and measures DNA coming off the column)

  •
  a fragment collector (collects high purity DNA fragments of interest)

  •
  a personal computer and proprietary software (used for instrument control, experiment design, data collection, data analysis, and reporting)

        Pricing.    This integrated WAVE System is priced from $60,000 to $100,000 depending on features and accessories. The price is dependent upon user-selected options, which include fragment collection, various detector configurations and software versions.

  WAVE Optimized Molecular Biology Consumables

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

        The DNASep, OLIGOSep and RNASep columns are essentially small metal tubes that are packed with microscopic polymer beads, each of which is approximately two microns in diameter. A micron is one millionth of a meter. The surface of these micro-beads has a special chemical makeup that causes DNA molecules to adhere to them. The columns come in several sizes that are used depending on the amount of DNA being analyzed or purified. The WAVE System comes with one standard DNASep column which has a warranted life of 4,000 test cycles when used for variation detection. Our experience to date indicates that the average customer uses between two and six columns per instrument per year.

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

  Synthetic Nucleic Acids

        Our Synthetic Nucleic Acid products consist of chemical building blocks ("phosphoramidites"), fluorescent markers and dyes, associated reagents and oligomimetics. Oligomimetics are chemically-modified DNA and RNA molecules exhibiting proven enhancements in stability, bioavailability, specificity and efficacy making them excellent candidates for use in clinical applications such as genetic diagnostics and therapeutics. These products are currently being sold to research organizations, diagnostic companies and pharmaceutical companies. The raw materials, called nucleosides, which are the beginning stage of creating phosphoramidites, are purchased from a variety of third party producers. We then chemically process these nucleosides to create an intermediate product, called trityls. These intermediate trityls are either sold to customers or used to produce the phosphoramidites. The majority of our synthetic nucleic acid revenues are phosphoramidite products that are produced in our Glasgow, Scotland facility.

  Optimase Polymerase

        Our Optimase polymerase is a novel enzyme unique to Transgenomic that was developed specifically to meet the needs of customers with post polymerase chain reaction (PCR) applications such as the WAVE system. Although this product may be used for any PCR application, it was specifically developed to be used with the WAVE system. Optimase, used in conjunction with our WAVE optimized consumables, provides superior testing results and extends the life of our DNASep, OligoSep and RNASep columns. This product is expected to further expand our sales of consumable products to WAVE system users and may also be sold for other PCR applications.

Business Strategy

        Our business strategy is to align our product and solution offerings with the evolution of genetic advancements and to become a critical-component supplier to diagnostic and pharmaceutical companies. Genetic advancements have been and continue to develop over time. This genomics continuum began with gene discovery and the mapping of the human genome over the last several years. The movement along this continuum and related market opportunities has shifted from gene discovery to analysis of variations in gene sequences. Studying variations in gene sequences, including polymorphisms and mutations, is the next step in understanding the impact of abnormal genes and their effect on proteins. From these variations researchers are beginning to link the impacts to associated disorders and diseases that further lead to the creation of diagnostic tests and appropriate therapeutic treatments and drugs.

Key elements of our strategy are as follows:

  •
  Become the Principal Supplier of Synthetic Chemical Building Blocks. Our synthetic nucleic acid products are used in large quantities by a variety of commercial entities. Our strategy is to be the high quality, low cost provider of these products on a large scale. Therefore, we are targeting strategic customers who are willing to commit to large volume supply contracts. These commitments will allow us to better plan our raw material purchases, production cycles and production capacities. In conjunction with aligning our new products and solutions with the genomics continuum our strategy also includes vertical expansion of our synthetic nucleic acid solution components whereby we intend to produce more of the components of the phosphoramidite chain starting from the raw material (nucleosides), to intermediates (trityls), to the end phosphoramidite product. These phosphoramidites in turn become the primary building block material for oligonucleotides that we also provide to customers. By taking this approach we can control the quality and lead time more effectively which in turn, will allow us to be more capable in meeting customer demand and more definitive in meeting shorter delivery schedules.

  •
  Expand Our Synthetic Nucleic Acid Production Capacity. Long term supply agreements and purchase commitments for our synthetic nucleic acid products are expected to allow us to scale up to manufacture more product quantities, become more efficient in our manufacturing processes and produce or purchase raw materials at a lower cost. We are currently expanding our existing production facilities in Glasgow Scotland that will allow us to increase from approximately 2,000 kilograms per year of phosphoramidites to 4,000 kilograms per year by the end of 2002. This expansion will be accomplished by adding equipment, replacing existing equipment with more efficient technology and fine-tuning our processes. Our longer-term goal is to further expand annual production capabilities to 20,000 kilograms by the year 2005. To accomplish this we anticipate adding facilities, equipment and personnel.

  •
  Focus on the Genetic Variation Discovery Market. Our ongoing focus is to promote the use of our WAVE System by researchers involved in the discovery and analysis of genetic variation. The investment in genomics research is large and growing and the corresponding need to analyze genetic variations has led to increased demand for new technologies such as the WAVE System. We believe the WAVE System significantly increases research productivity and may accelerate drug development and diagnostics.

  •
  Establish the WAVE System as the Industry Standard. We have focused our marketing efforts on large well-known government, academic and commercial research institutions to establish the WAVE System as the industry standard for variation analysis. We believe we are the first to bring high performance DNASep micro-bead technology to the market and have sold instruments to key genomics researchers to gain validation of our technology, which has resulted in the publication of over 200 articles in numerous scientific journals discussing the WAVE System. A key component of our strategy is to maintain a worldwide sales organization that provides technical support on a local level. Because we believe that a major factor in ensuring the success of our products is to provide qualified technical support on a local level, we expect to increase the number of our sales teams composed of sales personnel, technical support representatives and application scientists.

  •
  Increase Sales Penetration into Commercial Applications. Our WAVE system may be used for a number of different applications. One initial focus has been on the purification of oligonucleotides. A number of companies produce short single-strand DNA fragments, known as oligonucleotides, with a known sequence and sell them to genetic researchers who use them in research and other applications. When synthesizing oligonucleotides, it is important that the single-stranded DNA fragments do not contain fragments with unwanted DNA sequences. The WAVE System's ability to separate and purify DNA fragments is currently used by the synthesizers of oligonucleotides to produce a more consistently pure product. This is an important market for the WAVE System and we continue to develop other commercial applications for the WAVE system. WAVE systems sold for commercial and industrial uses increased to approximately 34% of placements in 2001 from approximately 25% of placements during 2000.

  •
  Increase Consumable Sales. We expect that our expanding base of installed WAVE Systems will result in recurring sales of our associated consumable products that include our proprietary columns and reagents. Additionally, WAVE system enhancements have increased the system throughput and extended the time a system can run samples unattended. As a result, sales of our consumable products should increase. In order to support the expected increase in consumable sales, we have dedicated manufacturing facilities in California, Nebraska and the United Kingdom.

  •
  Penetrate New Markets. Our WAVE System may be used for purposes other than genetic variation discovery research. These other potential uses represent additional market opportunities that we intend to pursue. For example, a potential new market for the WAVE System will be the genetic screening market. This market consists primarily of researchers who could use the WAVE System to screen DNA samples for variations known to be related to genetic disease. We believe that the ability of the WAVE System to screen genetic variations quickly, accurately and economically can make it a useful tool for this market. It will allow researchers to use the validated technology used for the original variation discovery work to screen for variations in a larger population. Additional market opportunities exist in the fields of pathogen identification, bioterrorism and plant genetics. We continue to develop new applications for the WAVE and expect further improvements to be available in the future.

  •
  Expand Core Competencies. Our current core competencies of separation chemistries, enzymology, and nucleic acid chemistries have provided us the ability to offer solutions to genomics researchers. Our strategy includes a continual expanding of these core competencies and may extend beyond genomics to include pharmacogenetics, proteomics and bioinformatics.

  •
  Strengthen Intellectual Property Base. We currently have a strong portfolio of patents and applications for additional patents. We have also secured key license agreements from other patent holders. Our strategy includes a continuing expansion of our patent portfolio in addition to seeking and obtaining licenses to other key patents and technologies that are important to our products.

Research and Development

        During fiscal years 2001, 2000 and 1999, we spent $9.4 million, $7.7 million and $6.3 million, respectively, on research and development activities. We maintain an active program of research and development and expect to continue to spend significant amounts on research and development in 2002. Our research and development activities include the improvement of the DNA separation media used in our columns, the refinement of the hardware and software components of the WAVE System, the creation of unique enzymes and WAVE optimized enzymes for PCR and the improvement of chemical and biochemical reaction techniques for synthetic nucleic acids. We consult with several leading scientists from around the world as part of our ongoing research and development efforts. These advisors assist us in formulating our research, development and commercialization strategies.

        Our WAVE System related research and development work is focused on developing additional functionality in the WAVE System that will allow us to sell additional applications other than those addressing genetic variation discovery. We are also developing improved methods and procedures to enable researchers to use the WAVE System to screen DNA samples for variations known to be related to genetic disease. We believe the WAVE System will be an attractive tool for this group of users because it will allow them to use the same validated methodology used to discover a variation and its link to disease to screen for that variation in a large population. We are working to make the screening process faster and more automated through the development of new software and improved separation media and instrumentation.

Sales and Marketing

        We currently sell our WAVE Systems and consumable products in major geographical markets. We target the U.S., the U.K. and most countries in Western Europe with a direct sales and support staff. For the rest of the world, we sell our products through dealers and distributors located in those local markets. As of December 31, 2001, we had over 25 dealers and distributors. We also maintain regionally-based technical support staffs and applications scientists to support our sales and marketing activities throughout the U.S., Europe and Japan. See Note L, "Sales and Product Information," to our consolidated financial statements for a summary of our net sales by geographic area and product group.

        Our marketing efforts utilize a variety of promotional channels including print advertisements, scientific conferences, trade shows and Internet browser ads. The primary targets of our marketing efforts are life sciences researchers and medical geneticists in academic and commercial research institutions.

Customers

        We have sold WAVE Systems to customers in over 25 countries. Customers that have purchased WAVE systems include numerous core laboratory facilities and a number of other leading academic and medical institutions in the U.S. and abroad, including Harvard University, Stanford University, Baylor College of Medicine, University of Chicago, Fred Hutchison Cancer Research Facility, Mayo Clinic, National Cancer Institute, National Institutes of Health, Institut Curie, University of Cambridge, Welcome Trust-Oxford University and Institut Gustav Roussy. Customers also include a number of large, established U.S. and foreign pharmaceutical, biotech and commercial companies including GlaxoSmithKline, Bristol-Meyers Squibb, Millennium Pharmaceuticals, Merck & Company, Novartis, Applied Biosystems and Eli Lilly and Company.

        Our consumable products have been sold to over 600 customers in over 20 countries and include many large pharmaceutical and biotechnology companies and academic research centers. Customers include Abbott Laboratories, Affymetrix, Applied Biosystems, AstraZenceca, Avecia, Fisher Scientific, Genset, Geron, Hitachi, Isis Pharmaceuticals, La Jolla Pharmaceuticals, Invitrogen, Lynx Therapeutics, MWG Biotech, Roche Biosciences, Ribozyme Pharmaceuticals and GlaxoSmithKline.

        During 2001, one customer, Applied Biosystems, accounted for approximately 14% of our total revenues. Sales to Applied Biosystems included WAVE systems, WAVE optimized consumable products and synthetic nucleic acid products. No single customer accounted for more than 10% of our sales in 2000 or 1999.

Manufacturing

        We manufacture consumable products including our proprietary DNASep, OLIGOSep and RNASep separation columns, liquid reagents, polymerase and nucleic acid products. We also incorporate our own modifications into the basic liquid chromatography instrument that we use in our WAVE System. Our manufacturing facilities are located in San Jose, California, Omaha, Nebraska, Glasgow, Scotland, Aston, Pennsylvania and Cramlington, England.

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

        Currently our synthetic nucleic acid products are manufactured in Glasgow, Scotland and Aston, Pennsylvania. In executing our strategy of focusing on large consumable users and entering into long term supply contracts for these products, we have seen a significant increase in orders which have resulted in order backlogs. As a result we are currently expanding our production capabilities in Glasgow through both process improvements and physical expansion. In 2002 we expect to either lease or purchase additional production space in Glasgow thereby further expanding our production capacity.

Backlog

        We manufacture our consumable products and assemble our system units based upon forecasts of near-term demand and receipts of firm orders from customers. Systems are configured to customer specifications and are generally shipped shortly after receipt of the order. Customers may reschedule orders with little or no penalty. For these reasons, our systems backlog at any given time is not particularly meaningful because it is not necessarily indicative of future sales levels. For our consumable products we had order backlogs at December 31, 2001, totaling approximately $3.0 million. In addition to our order backlog, we have deferred revenue recorded on our balance sheet totaling approximately $1.2 million. This amount is made up mainly of deferred revenue associated with service contracts on our WAVE Systems that cover a certain period of time. Such deferred revenue is generally recognized over the service contract period.

Intellectual Property

        To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented an aggressive patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. As of December 31, 2001 we own 55 issued United States and foreign patents and have 112 pending United States and foreign applications. Certain of our nucleic acid products are sold pursuant to licenses of United States and foreign patent rights of others. While we fully expect to continue to make and sell products pursuant to these licenses, circumstances may affect the licenses that are presently unforeseeable.

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

        We do not believe that our products infringe on the intellectual property rights of any third party. However, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert claims against us or against the licensors of technology licensed to us, or whether those claims will be found to have merit. If we are forced to defend against such claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

Competition

        We face competition on two main fronts, our WAVE-based technologies and our nucleic acid chemistries products. Competitors for our WAVE technologies include other HPLC providers like Waters, Agilent, and Shimadzu, as well as alternative technology providers for DNA mutation discovery, separation analysis, and purification. Alternative technology providers include Waters mass spectrometry products, Agilent through its relationship with Caliper for separation technologies and other companies including Affymetrix, Amersham Pharmacia Biotech, Applied Biosystems, Beckman Coulter, Bio-Rad, Invitrogen, and Sequenom for their various systems and services.

        Competitors for our nucleic acid products vary depending on the application. In the research market that uses the standard chemical building blocks, we compete with Applied Biosystems, Proligo and Amersham Pharmacia Biotech. With the improvements in our manufacturing processes and capacity that are currently in process, we believe that we can produce building blocks in large scale and at high purity and effectively compete for growing demand for these products. To distinguish ourselves from our competitors, we offer mimetics, chemically modified nucleic acid molecules that are more stable than their natural counterparts and therefore easier to work with and more effective. The competition in this area consists of smaller, specialized companies offering some modified oligonucleotides. We offer a large variety of oligomimetics and, more importantly, the capability to impart drug-like characteristics to antisense molecules and help our corporate partners develop their drugs faster.

        The DNA based diagnostic market is so new that there is insufficient information to define a competitive landscape. While we believe that competitors exist, we have not encountered any companies that partner with diagnostic firms to provide them with linkers, attachments and modified nucleic acids to develop their screens more efficiently and with higher quality. We anticipate that most raw materials for new diagnostics are presently being produced in-house. As the DNA based diagnostic market evolves, we believe that demand will grow and that competition will increase.

        In the DNA based therapeutic market, we compete with Pharmacia and Upjohn in the production of high quality chemical building blocks. The principles of satisfaction in this market are flexibility, fast turnaround time, and the ability to meet customers' specific needs. Companies that offer drug intermediates and active ingredients according to GMP standards are Avecia, Hybridon, and Boston Biosystems. We intend to compete with these companies by offering technically challenging and proprietary chemistries for our manufacturing services and scale-up capabilities for difficult antisense molecules. We believe that our ability to provide research and development assistance for the development of antisense molecules with mimetic characteristics is one of our competitive advantages.

Employees

        As of December 31, 2001, we had 308 full-time employees. The following sets forth the number of persons employed in the principal areas of our operation:

Manufacturing	70
Sales and Marketing	79
Research and Development	91
Administration	68

        Our future success depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for these personnel can be intense. Due to the limited number of people available with the necessary technical skills, we can give no assurance that we can retain or attract key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

        We supplement our workforce through the use of independent contractors and consultants. As of December 31, 2001, we have engaged independent contractors or consultants who provide services to us approximately equivalent to 8 full time employees.

Risks Related to Our Business

Our limited operating history as a company focused on life sciences technologies and applications subjects us to risks inherent in the development of a new business enterprise and to the risk that we may not achieve profitability.

        We have a limited operating history as a company focused on life sciences technologies and applications and are at a relatively early stage of development in this business. Our future financial performance will depend on the growth in demand for nucleic acid synthesis, purification and analysis products and technologies. The genomics market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in standards, customers' preferences and technology. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the need:

  •
  to develop a market for our products;

  •
  to obtain enough capital to support the expenses of developing and commercializing our products; and

  •
  to attract and retain qualified management, sales, technical and scientific staffs.

        Our future operating results will depend on a number of factors, including the market acceptance of our products, the introduction of new products by our competitors, our ability to adapt our technology to the commercial needs of our customers and to developments in the genomics industry and the timing and extent of our research and development efforts. Our limited operating history in the life sciences industry makes accurate prediction of future operations difficult.

We have a history of operating losses and expect to incur losses in the future.

        We experienced losses from operations of $9.7 million during the year ended December 31, 2001, $8.7 million in fiscal 2000 and $6.9 million in fiscal 1999. These losses were mostly due to research and development expenses and sales and marketing expenses related to the development and marketing of our WAVE System. In order to continue to enhance our WAVE System and related products, develop new products, increase the pace of installations and expand our marketing, sales and customer support service staffs, we expect to incur increases in our expenses over the next several years. As a result, we could continue to incur losses for the foreseeable future and may never be profitable.

We will need to continue to refine our WAVE System to allow it to meet new requirements of commercial users.

        Our WAVE System is relatively new and has been developed primarily for basic genomics research applications. We have made significant enhancements to its capacity and software in order for it to be adapted to commercial applications. Further enhancements may need to be developed in order for the system to continue to be adapted to applications such as diagnostic research and drug development. The adaptation of the WAVE System for new commercial applications will require additional research and development work that may be expensive and time-consuming. We cannot assure you that we will be able to make the necessary improvements to the WAVE System for use in commercial applications. If we are unable to complete the further development of the WAVE System we may not be able to successfully market it for commercial applications and this will limit our future revenues.

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

The sale of our WAVE instrument involves a lengthy sales cycle that makes our revenues difficult to forecast.

        Our ability to obtain customers for our WAVE System and related accessories depends in large part on the perception that our products can help accelerate basic genomics research, diagnostic testing and related applications such as drug discovery and development efforts. A WAVE System sells for between $60,000 to $100,000 depending on its features and accessories. For many potential customers, who are often constrained by limited research budgets, this may be a large capital outlay. Additionally, the sales cycle is often three to six months long due to the need to educate potential customers as to the benefits and use of our WAVE System. We also need to effectively communicate the benefits of our WAVE System to a variety of constituencies within potential customer groups, including research and development personnel and key management. We may expend substantial funds and sales effort with no assurance that a sale will result. Due to the lengthy sales cycle required, our revenues could be difficult to forecast.

Sales growth in our synthetic nucleic acid products may be impacted by technological changes and acceptance of new products.

        While the demand for chemically synthesized DNA building blocks is established, new developments in nucleic acid research create changing product requirements. Rapid technological change and frequent new product introductions are typical. Our success in this marketplace will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. Factors affecting product acceptance include:

  •
  availability and price of competing products

  •
  technological advancements

  •
  acceptable product quality

  •
  ability to meet delivery schedules

        We cannot be certain that our products will meet the requirements of our customers or the marketplace.

We may need to raise additional funding which may not be available.

        To date, we have financed our operations primarily from the proceeds of a $77.3 million public offering of common stock, a $10.0 million private offering of common stock, a $12.0 million issuance of convertible notes and borrowings under our former $5.0 million bank line of credit. We will continue to need substantial amounts of cash for research and development and to expand our sales and manufacturing infrastructure. We expect our capital and operating expenses to increase over the next several years as we expand this infrastructure and our research and development activities. The amount of additional capital that we may need to raise will depend on many factors, including:

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

Our Synthetic Nucleic Acid products are manufactured at a single facility.

        All of our chemical building blocks are manufactured at our facility in Glasgow, Scotland. In the event our manufacturing facility or equipment was affected by man-made or natural disasters, we would be unable to manufacture our products for sale or meet customer demand or sales projections. If our manufacturing operations were curtailed or ceased for any significant period of time, it could limit our future revenues.

Our plans to expand our production levels for our synthetic nucleic acid products may not be successful.

        We are in the process of expanding our current production capacity of phosphoramidites from 2,000 kilograms per year to 4,000 kilograms by the end of 2002 and then to 20,000 kilograms per year by the year 2005. The current year expansion plans include adding additional production equipment, replacing current equipment with more efficient technology, and improving processes. Long-term expansion plans will require additional equipment, improved processes and additional real estate facilities. We may not be able to effectively deploy new equipment or obtain the necessary personnel and real estate facilities to accomplish the expansion. Additionally, increasing our production batch sizes or running more production cycles may not provide a level of quality within the finished product that is acceptable to our customers.

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

        Extensive research efforts and rapid technological progress characterize the genomics industry. To remain competitive, we will be required to continue to expand and enhance the functionality of our DNA separation and analysis equipment and to offer comprehensive DNA analysis, and complementary applications and solutions, with greater ease of use. This will include the need to increase the WAVE System's capacity and to develop new instrumentation, software and application kits to allow the system to provide a broader range of DNA and RNA separation and analysis applications. New products may require additional development work, enhancement, testing, or further refinement before they can be made commercially available and, therefore, we could experience significant delays in the development and manufacture of our products. Even after new products are made commercially available, unforeseen technical difficulties could arise, requiring additional expenditures by us to correct such difficulties and possibly resulting in further delays. We cannot be certain that new products will be successfully developed at all.

Our patents may not protect us from others using our technology that could harm our business and competitive position.

        Our business and competitive position are dependent upon our ability to protect our proprietary technology. While we currently hold a number of domestic and foreign patents and licenses, the issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. Our patents or licenses could be challenged by litigation and, if the outcome of such litigation were adverse to us, our competitors could be free to use our technology. As a result, the invalidation of key patents owned by or licensed to us, or non-approval of pending patent applications, could increase competition for our products. We may not be able to obtain additional patents for our technology, or if we are able to do so, patents may not provide us with substantial protection or be commercially beneficial. Our patent applications may not protect our products because of the following reasons:

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

        We have sold approximately 50% of our WAVE Systems to customers located outside the U.S. Additionally, customers located outside the U.S generate over 50% of our total sales revenue. The patent and other intellectual property laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may need to bring proceedings to defend our patent rights or to determine the validity of our competitors' foreign patents. These proceedings could result in substantial cost and diversion of our efforts. Finally, some of our patent protection in the U.S. is not available to us in foreign countries due to the laws of those countries.

Our products could infringe on the intellectual property rights of others that could require us to pay substantial royalties.

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

Our business depends on key relationships with third parties that we may not be able to establish and maintain.

        Our revenue stream and our business strategy depend in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing as well as research and development programs. Our ability to enter into agreements with collaborators depends in part on convincing them that our technology can help achieve and accelerate their goals and strategies. This may require substantial time, effort and expense on our part with no guarantee that a strategic relationship will result. We may not be able to establish or maintain these relationships on commercially acceptable terms. Our future agreements may not ultimately be successful. Even if we enter into collaborative or alliance agreements, our collaborators could terminate these agreements or they could expire before meaningful developmental milestones are reached. The termination or expiration of any of these relationships could have a material adverse effect on our business.

        Some collaborators may not perform their obligations as we expect. Some of the companies we currently have alliances with or are targeting as potential alliances offer products competitive with our products or may develop competitive production technologies or competitive products outside of their collaborations with us that could have a material adverse effect on our competitive position.

We depend on attracting and retaining key employees.

        We are highly dependent on the principal members of our management staff and research and development group, including Collin J. D'Silva, our Chief Executive Officer. We have entered into employment agreements with Mr. D'Silva and some, but not all, of our other key employees. The loss of services of any of these individuals could seriously harm our product development and commercialization efforts for our new life sciences products. Our future success will also depend on our ability to attract, hire and retain additional personnel, including sales and marketing personnel, technical support and customer service staff and application scientists. There is strong competition for qualified personnel in our industry, especially for experienced personnel in the areas of chemistry and molecular biology, software and electric engineering, manufacturing and marketing, and there can be no assurance that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could reduce our ability to continue development of our DNA separation and analysis technology and to successfully market our products.

We will need to effectively manage our growth if we are to successfully implement our strategy.

        The number of employees and scope of our business operations are expected to grow. This growth may place a strain on our management and operations. Our ability to manage our growth will depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our work force both in the U.S. and abroad. We may be required to open non-U.S. offices in addition to our current U.K., Japan and satellite European offices, which could result in additional burdens on our systems and resources. Our inability to manage our growth effectively could affect our ability to pursue business opportunities and expand our business.

Our failure to comply with any applicable government regulations or otherwise respond to claims relating to improper handling, storage or disposal of hazardous chemicals that we use may adversely affect our results of operations.

        Our research and development and manufacturing activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of hazardous materials and waste products. If we fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. We cannot assure you that accidental contamination or injury will not occur. Any such accident could damage our research and manufacturing facilities and operations, resulting in delays and increased costs.

Item 2.    Properties.

        We do not own any real property. As of December 31, 2001, we lease office and manufacturing space in the following locations:

Location	Square Footage	Annual Rent	Lease Term Expires
Omaha, Nebraska	30,243	$361,690	2007
San Jose, California	14,360	$239,206	2005
Crewe, England	10,250	£97,500	2006
Cramlington, England	8,200	£32,500	2006
Tokyo, Japan	1,000	¥7,293,000	2002
Cambridge, Massachusetts	2,500	$81,390	2007
Gaithersburg, Maryland	6,560	$98,535	2006
Houston, Texas	2,760	$24,000	2003
San Diego, California	9,990	$272,876	2007
Aston, Pennsylvania	15,000	$137,500	2002
Glasgow, Scotland	14,500	£95,000	2007

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

        Our current officers and their ages as of December 31, 2001 are listed below followed by a brief biography.

Name	Age	Position
Collin J. D'Silva	44	Chairman of the Board, Chief Executive Officer and Director
Gregory J. Duman	46	Executive Vice President, Chief Financial Officer and Director
John L. Allbery	43	Executive Vice President
William Walker	66	Vice President of Intellectual Property
Mitchell L. Murphy	45	Vice President, Secretary and Treasurer

        Collin J. D'Silva.    Mr. D'Silva has served as our Chairman of the Board and Chief Executive Officer since 1997 and is also a Director. Mr. D'Silva, a co-founder of Transgenomic, has worked for Transgenomic and its predecessors since 1988. Prior to that time, Mr. D'Silva was employed by AT&T from 1980. At

AT&T, he held various positions in engineering, materials management, sales support and business development. His last position at AT&T was Business Unit Manager and Engineering Manager for a network distribution products division. Mr. D'Silva holds a B.S. degree and a M.Eng. degree in industrial engineering from Iowa State University and a M.B.A. from Creighton University.

        Gregory J. Duman.    Mr. Duman joined us in March 2001, and currently serves as our Chief Financial Officer and is a member of our Board of Directors. Prior to joining us, Mr. Duman was Chief Financial Officer of Artios, Inc. from 2000 to 2001. From 1983 to 2000 Mr. Duman served in several capacities including Executive Vice President, Chief Financial Officer and Controller of Transaction Systems Architects, Inc. Mr. Duman is currently the Chairman of the Board of Directors of Transaction Systems Architects, Inc. From 1979 to 1983 Mr. Duman worked for Arthur Anderson & Co. as a Certified Public Accountant. Mr. Duman holds a B.S. degree in Business Administration from the University of Nebraska-Omaha.

        John L. Allbery.    Mr. Allbery joined us in June 2001, and currently serves as an Executive Vice President. Prior to joining us, Mr. Allbery was a private business consultant based in Budapest, Hungary from 2000 to 2001. From 1999 to 2000 Mr. Allbery served as the Chief Financial Officer of The Virtus Group, a private business venture in Budapest, Hungry. Mr. Allbery also spent approximately 20 years in public accounting. Prior to leaving public accounting, Mr. Allbery was a partner with Deloitte & Touche LLP. Mr. Allbery holds a B.A. degree in Accounting from Doane College and a MBA in taxation from Golden Gate University.

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

        Mitchell L. Murphy.    Mr. Murphy joined us in 1992. His current duties include overall corporate administration and shareholder relations. Prior to joining Transgenomic, he held accounting and financial management positions for companies involved in manufacturing, steel distribution and rebar fabrication for 15 years. He spent over two years as an auditor for the Omaha, Nebraska office of Deloitte, Haskins & Sells (now Deloitte & Touche LLP) working in a broad range of industries. Mr. Murphy graduated with honors from Creighton University in 1978 with a B.S. degree in business administration with an accounting major.

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is listed for trading on the NASDAQ National Market under the symbol TBIO. The following table sets forth the high and low prices for our common stock during the third and fourth quarters of 2000 beginning on July 17, 2000, the date of our initial public offering of common stock, and each of the quarters of 2001.

Year Ended December 31, 2000	High	Low
Third Quarter (July 18 - September 30, 2000)	$30.016	$15.75
Fourth Quarter	$23.00	$5.75
Year Ended December 31, 2001
First Quarter	$10.98	$5.19
Second Quarter	$15.00	$5.50
Third Quarter	$12.85	$6.01
Fourth Quarter	$12.60	$5.45

        Prior to July 17, 2000 there was no public market for our common stock. At February 20, 2002, there were 23,662,903 shares of our common stock outstanding and approximately 3,300 holders of record. The outstanding shares consist of 23,924,807 shares issued less 261,904 shares of treasury stock.

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

Item 6.    Selected Financial Data.

        The statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 are derived from our historical consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, which have been audited by Deloitte & Touche LLP, our independent auditors. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited historical consolidated financial statements that are not included in this Annual Report on Form 10-K. In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $15.9 million. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001. Additionally, our financial statements include the results from our non-life sciences product line which was sold effective April 1, 2000. Financial information prior to July 1, 1997 is that of our predecessor corporation, CETAC Holding Company, Inc. and its subsidiaries or predecessors.

        The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and the information under "Management Discussion and

Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	In thousands, except per share data
Statement of Operations Data:
Net sales	$38,467	$25,883	$23,035	$18,935	$11,577
Cost of good sold	17,198	12,800	12,090	9,590	6,336

Gross profit	21,269	13,083	10,945	9,345	5,241
Selling, general and administrative	21,497	14,047	11,532	8,160	6,412
Research and development	9,372	7,652	6,297	3,159	2,047
Stock based compensation expense	139	861	—	—	—
Gain on sale of product line	—	(784)	—	—	—

Operating expenses	31,008	21,776	17,829	11,319	8,459
Loss before income taxes	(7,377)	(8,481)	(8,082)	(2,506)	(3,646)
Net loss	$(7,401)	$(8,661)	$(9,827)	$(1,576)	$(2,410)

Basic and diluted net loss per share	$(0.33)	$(0.52)	$(0.76)	$(0.13)	$(0.22)

Basic and diluted weighted average shares outstanding	22,560	16,630	13,000	12,279	11,145

	As of December 31,
	2001	2000	1999	1998	1997
	In thousands
Balance Sheet Data:
Total assets	$89,286	$77,863	$19,964	$14,736	$10,010
Long-term debt, less current portion	—	—	12,538	695	1,128
Total stockholders' equity (deficit)	$82,103	$73,966	$(2,099)	$6,649	$991

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We provide innovative solutions for the synthesis, purification and analysis of nucleic acids. Our solutions include automated instrument systems, associated consumables and chemical building blocks for nucleic acid synthesis. Our technologies center around three core competencies: separation chemistries, enzymology, and nucleic acid chemistries. We develop, assemble, manufacture and market our products to the life sciences industry to be used in research focused on molecular genetics of humans and other organisms. Such research could lead to development of new diagnostics and therapeutics. Our products can be used to analyze DNA or RNA at the molecular level, amplify, separate, and isolate nucleic acid fragments of particular interest and synthesize conventional or chemically-modified nucleic acid molecules. These capabilities are central to research seeking to discover and understand variations in the genetic code, the relationship of these variations to disease and, ultimately, to develop diagnostics and therapeutics based on this understanding. Our business plan is to participate in the value chain associated with these activities by providing key technology, tools, consumables, and biochemical reagents to those entities engaged in basic biomedical research and the development of diagnostics and therapeutic agents.

        Revenues are generated from the sale of our principal products, the WAVE System and our consumable products. During the fiscal year ended December 31, 2001, we sold 285 WAVE Systems to major academic and government research centers and commercial and biopharmaceutical companies.

Since the WAVE System product introduction in 1997 we have sold over 740 instruments to customers in over 25 countries. Revenues from the sale of consumable products increased significantly during 2001, due largely to our acquisition of Annovis, Inc. discussed below, and represented approximately 40% of our net sales as compared to approximately 19% in 2000. We expect that over the next five years, sales from consumable products will increase both in amount and as a percentage of our net sales.

        Before July 1, 1997, we manufactured and sold instruments and other products used in the non-life sciences instrumentation industry through our predecessor company, CETAC Holding Company, Inc. and its subsidiaries. On July 1, 1997, we merged these companies into Transgenomic, Inc., a new Delaware corporation, for the purpose of developing, manufacturing and selling our new life sciences product line in addition to continuing to manufacture and market our existing non-life sciences products. In 1999, we decided to focus our resources on our life sciences product line. Accordingly, during the second quarter of 2000 we sold the assets related to our non-life sciences instrument products. These assets consisted of inventory, property, plant and equipment, patents, other intellectual property rights and a lease deposit. Financial information for periods ending before the effective date of the sale, April 1, 2000, includes the results of our non-life sciences instrument product line. On July 21, 2000, we completed our initial public offering, selling 5,152,000 shares of common stock at $15.00 per share for net proceeds of approximately $69.9 million. In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $15.9 million.

        We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At December 31, 2001, we had an accumulated deficit of $28.4 million. Although we expect to continue to incur substantial research and development and selling, general and administrative costs as we continue to expand our operations we also expect these costs as a percentage of sales to decline.

Accounting Policies

        Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Our judgements and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgements and estimates from time to time as circumstances change. Actual financial results based on judgment or estimates may vary under different assumptions or circumstances. The following are accounting policies that may involve the use of judgment or estimates.

Allowance for Doubtful Accounts

        Accounts receivable are shown net of an allowance for doubtful accounts. In determining an allowance for doubtful accounts, we consider the following.

  •
  the age of the accounts receivable,

  •
  customer credit history,

  •
  customer financial information,

  •
  reasons for non-payment, and

  •
  our knowledge of the customer.

        If our customers' financial condition were to deteriorate, resulting in a change in their ability to make payment, additional allowances may be required.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has certain finished goods inventory it provides as demonstration units to potential customers for evaluation, as well as to certain universities and original equipment manufacturers for testing and demonstration. All demonstration units are held for resale and included in inventory at the lower of cost or market. Demonstration inventory that is greater than one year old and remains held for resale is reclassified from current assets to long-term assets and carried at the lower of cost or market. If the customer or institution does not purchase the instrument, it is retrieved, and, if necessary, reconditioned for sale. Demonstration inventory is evaluated for impairment based on its physical condition and technological status. No impairment loss has been recognized to date. At the time these instruments no longer are held for resale and will be used for in-house testing, analysis and training, they are transferred from inventory to property at the lower of cost or market and depreciated.

Depreciation and Amortization of Long-Lived Assets

        The Company's long-lived assets consist primarily of property, plant and equipment, goodwill, patents, intellectual property and capitalized software development costs. We believe the useful lives we assigned to these assets are reasonable. If our assumptions about these assets change as a result of events or circumstances and we believe the assets may have declined in value we may record impairment charges resulting in lower profits.

        Property and equipment are carried at cost. Depreciation and amortization are computed by the straight-line and accelerated methods over the estimated useful lives of the related assets ranging from 3 to 7 years. Goodwill arising from the excess of cost over the fair value of net assets at dates of acquisition has been amortized using the straight-line method over lives ranging from 12 to 15 years. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. Intellectual property, which is purchased technology, is recorded at cost and is amortized over its estimated useful life of between 5 and 10 years.

Impairment of Long-Lived Assets

        The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, if the sum of the expected cash flows (undiscounted and without interest) resulting from the use of the asset is less than the carrying amount, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the assets. No impairment loss has been recognized to date.

Income Taxes

        Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities at each balance sheet date using tax rates expected to be in effect in the year the differences are expected to reverse. A valuation allowance has been provided in 2001 and 2000 for our remaining deferred tax assets due to the Company's cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Results of Operations

Years Ended December 31, 2001 and 2000

        Net Sales.    Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement, which is generally based on receipt of an unconditional customer order and shipment of product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our research instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument.

        Net sales increased 49%, from $25.9 million in 2000 to $38.5 million in 2001. Sales of our life sciences products increased 62%, from $23.7 million in 2000 to $38.5 million in 2001. Total revenues from sales of WAVE Systems increased 25%, from $18.8 million in 2000 to $23.5 million in 2001. WAVE system sales continue to grow as we execute on our strategy of developing new applications and markets for the instrument platform. Consumable product sales and other revenue increased from $4.9 million in 2000 to $15.0 million in 2001. Most of the increase in consumable sales and other revenue came from our synthetic nucleic acid products, obtained through our acquisition of Annovis, Inc. in May 2001, which accounted for approximately 64% of our consumable product sales and other revenue. Additionally, WAVE related consumable products revenue increased approximately 32% from $2.1 million in 2000 to $3.1 million in 2001. We expect to see increased sales of our synthetic nucleic acid products as we focus our sales efforts on large consumers of these products who are willing to commit to long-term supply agreements. Sales of WAVE related consumable products increased as the installed base of WAVE Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Sales of our non-life sciences instrument products were $2.2 million in 2000. There were no sales in 2001 as a result of our divestiture of this product line effective April 1, 2000. We expect that our consumable product sales will increase at a higher rate than our WAVE system sales, thus we expect our consumables revenue to become a larger percentage of our overall revenue.

        Cost of Goods Sold.    Cost of goods sold increased 34% from $12.8 million in 2000 to $17.2 million in 2001, representing 49% of net sales in 2000 and 45% of net sales in 2001. Cost of goods sold as a percent of sales improved year over year due to improved margins on our WAVE systems sales offset by the lower margin bulk sales of our synthetic nucleic acid products. Systems sales margins improved due to lower combined material and manufacturing costs for our life science instruments, higher average selling prices per systems and the sale of our lower margin non-life sciences instrument product line in 2000. The average sales price per instrument increased from approximately $77,000 in 2000 to approximately $82,000 in 2001. The improved margins in systems sales were offset by a lower margin on consumable sales. The consumable sales margin was lower due mainly to bulk sale pricing discounts. We anticipate that this percentage will improve in the future as we refine our systems configurations potentially reducing material costs and improve upon production methods which currently result in higher overall manufacturing costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 53%, from $14.0 million in 2000 to $21.5 million in 2001. This increase is the result of additional personnel and personnel-related expenses and depreciation. The average selling, general and administrative personnel counts increased 32% from 99 in 2000 to 131 in 2001. This personnel increase was due largely to the acquisition of Annovis. Direct personnel expenses and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 37% of the total increase. Increased rent and depreciation expense associated with investments in offices and equipment supporting our expanded staff accounted for approximately 34% of the total increase. Total selling, general and administrative expenses represented 54% of net sales in 2000 versus 56% of net sales in 2001. While we anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating as a public company, we also expect these costs as a percentage of sales to decline.

        Research and Development Expenses.    Research and development expenses increased 23%, from $7.7 million in 2000 to $9.4 million in 2001. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs. The increase in these expenses is attributable to increased personnel and personnel related expenses and professional services fees associated with the expanded activities of the staff. The average research and development personnel count increased 27% from 57 in 2000 to 73 in 2001. This increase in personnel was due largely to the acquisition of Annovis. Salaries, payroll taxes and benefits accounted for approximately 49% of the total increase. We supplement the expanded activities of our staff through the engagement of external consultants. Increased professional services fees accounted for approximately 51% of the total increase in research and development expenses. Total research and development expenses represented 30% of net sales in 2000 versus 24% of net sales in 2001. While we expect research and development spending to increase over the next several years as we expand our development efforts, we also expect these costs as a percentage of sales to decline.

        Stock Based Compensation.    Stock based compensation expense was $0.9 million in 2000 as compared to $0.1 in 2001. Stock based compensation expense was higher in 2000 as we accelerated the vesting of 71,700 options in connection with the sale of our non-life sciences instrument product line. Former employees who were associated with our non-life sciences product line held these options. The acceleration resulted in the recording of $0.6 million of stock based compensation expense in the first quarter of 2000.

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

        Other Income (Expense).    Other income and expense, which consists mainly of net interest income and expense, increased from income of $0.2 million in 2000 to income of $2.4 million in 2001. Interest expense for the year was $58,000 as compared to $1.8 million in 2000. During 2000 we carried a large amount of debt that was either paid or converted into common stock subsequent to our initial public offering in July 2000. As a result of the elimination of debt from our balance sheet we incurred little interest expense in 2001. Interest income for the year was $2.5 million as compared to $2.0 million in 2000. The increase in interest income was a result of the investment of the net proceeds from our initial public offering. Interest income on investments during 2001 was negatively impacted by the significant decline in short-term interest rates. We expect interest income to decline in 2002 as short term interest rates are expected to continue to be low and as we continue to use cash in our operating and investing activities.

        Income Taxes.    Income tax expense in 2000 was $0.2 million while in 2001 income tax expense was $24,000. The expense recorded in 2000 relates to the recognized gain on the sale of the assets related to our non-life sciences product line. Income tax expense in 2001 is related to our sales branch in Japan. Our deferred tax assets as of December 31, 2001 were $14.7 million and were offset by a valuation allowance of $14.7 million. Our deferred tax assets as of December 31, 2000 were $7.6 million and were offset by a valuation allowance of $7.6 million. No tax benefit related to our net operating losses is being recorded due to our cumulative losses in recent years, expected losses in the future and the uncertainty as to whether we will be able to utilize any additional losses as carryforwards. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in the future and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized. As of December 31, 2001, we had federal net operating loss carryforwards of approximately $38.0 million. We also had federal research and development tax credit carryforwards of approximately $0.7 million. The net operating loss and credit carryforwards will expire at various dates from 2008 through 2021, if not utilized. We also had state income tax loss carryforwards of $15.4 million at December 31, 2001. These carryforwards will also expire at various dates beginning in 2008 if not utilized.

Years Ended December 31, 2000 and 1999

        Net Sales.    Net sales increased 12%, from $23.0 million in 1999 to $25.9 million in 2000. Sales of our life sciences products increased 67%, from $14.2 million in 1999 to $23.7 million in 2000. Total revenues from sales of WAVE Systems increased 68%, from $11.2 million in 1999 to $18.8 million in 2000. Life sciences consumable sales increased 61%, from $3.0 million in 1999 to $4.9 million in 2000. Most of the increase in consumable sales came from our WAVE related consumables that increased 130% from $0.9 million in 1999 to $2.1 million. Sales of consumable products increased as the installed base of WAVE Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Sales of our non-life sciences instrument products decreased 75%, from $8.8 million in 1999 to $2.2 in 2000 due to the fact that we sold this product line effective April 1, 2000, therefore, no sales of these products were recorded after March 31, 2000.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 22%, from $11.5 million in 1999 to $14.0 million in 2000. This increase is the result of additional personnel and personnel-related expenses and depreciation. The average selling, general and administrative personnel counts increased 10% from 90 in 1999 to 99 in 2000. The average count for 1999 included approximately 32 employees whose positions were associated with the non-life sciences product line that we sold effective April 1, 2000. Direct personnel expenses and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 77% of the total increase. Increased depreciation expense associated with investments in offices and equipment supporting our expanded staff accounted for approximately 10% of the total increase. We anticipate selling, general and administrative expenses to increase over the next several years to support our growing marketing, sales and business activities and costs associated with operating as a public company.

        Research and Development Expenses.    Research and development expenses increased 22%, from $6.3 million in 1999 to $7.7 million in 2000. These expenses represented 27% of net sales in 1999 versus 30% of net sales in 2000. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property, research activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred. The increase in these expenses is attributable to increased personnel and personnel related expenses, the costs associated with the expanded activities of the staff and depreciation. The average research and development personnel count increased 4% from 55 in 1999 to 57 in 2000. The average count for 1999 included approximately 7 employees whose positions were associated with the non-life sciences product line that we sold effective April 1, 2000. Salaries, payroll taxes and benefits accounted for approximately 46% of the total increase. This percentage increase is greater than the percentage increase in average personnel counts due to the timing of personnel hiring in 1999. The majority of personnel additions in 1999 occurred in the second half of the year while personnel counts in 2000 were consistent. We supplement the expanded activities of our staff through the engagement of external consultants. Increased professional services fees accounted for approximately 18% of the total increase in research and development expenses. The increase in depreciation is the result of investments in equipment during the year. The increase in depreciation accounted for approximately 20% of the total increase. We expect research and development spending to increase over the next several years as we expand our development efforts.

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

Liquidity and Capital Resources

        We have experienced net losses and negative cash flows from operations during the past three years. As a result, we had an accumulated deficit of $28.4 million as of December 31, 2001. On July 21, 2000, we issued 5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, warrants and options to purchase shares of common stock have been exercised at various times since our initial public offering providing us with approximately $5.2 million in additional cash. As of December 31, 2001 and 2000, we had approximately $19.6 million and $38.2 million, respectively, in cash and cash equivalents. In addition, as of December 31, 2001 and 2000, we had approximately $23.9 million and $23.7 million in short-term investments for total cash and short-term investments of approximately $43.5 million and $61.9 million, respectively.

        Our operating activities resulted in net outflows of $8.7 million in 1999 and $4.7 million in 2000 as compared to $11.1 million in 2001. The operating cash outflows for these periods resulted from significant investments in research and development and sales and marketing, which resulted in operating losses. The operating cash outflows for 2001 were significantly higher than those in the prior year due in large part to increased accounts receivable and inventory balances. Accounts receivable increased due to increased sales and the timing of those sales during the year. In addition, during 2000 the average days to collect accounts receivable was approximately 73 days while the average days to collect accounts receivable increased to approximately 83 days in 2001. This increase was due in part to extended payment terms granted to significant customers and distributors in the second half of 2001. Inventory balances increased due mainly to an increase in WAVE Systems on hand at the end of the year.

        Net cash used in investing activities was $3.5 million in 1999 and $22.2 million for 2000 compared to $9.4 million in 2001. The investing cash flow in 2001 was due primarily to our investment in property, plant and equipment and our acquisition of Annovis, Inc. During 2002 we expect to continue to make significant investments in property, plant and equipment. Our capital expenditures budget for 2002 is approximately $5.0 million, exclusive of our synthetic nucleic acid product facility expansion project, and is expected to relate to general facility and equipment improvements. Plans and budgets for our synthetic nucleic acid product production facility expansion project are being finalized and we currently expect the capital expenditures on this project to be in the $10.0 to $15.0 million range over the next 2 to 3 years. The facility expansion is being planned in anticipation of the expected growth in our synthetic nucleic acid products business.

        Net cash provided by financing activities was $12.2 million in 1999 and $64.9 million for 2000 compared to $1.9 million in 2001. The financing cash inflows in 2001 were the result of the sale of common stock through the exercise of warrant and options offset by the repayment of debt held by Annovis, Inc. at the time of our acquisition. The financing cash inflows in 2000 were the result of our initial public offering offset by the repayment of bank debt and our purchase of treasury stock. Our initial public offering and subsequent sales of common stock for the exercise of warrants and options resulted in cash inflow, net of expenses, of approximately $72.7 million. The repayment of debt resulted in cash outflow of approximately $5.2 million and the purchase of treasury stock resulted in cash outflow of approximately $2.7 million.

        In February 2002, pursuant to a Term Loan Agreement, the Company loaned $1.5 Million to Genodyssee, S.A., a French limited company located near Paris. Genodyssee is a European genomics company that operates in two main divisions, one that is developing drug targets based on genetic variability and one that provides custom research services. The loan proceeds are to be used by Genodyssee for general corporate purposes. The loan carries an annual interest rate of 5% and all accrued interest and principal are due on the earlier of January 31, 2003, or the first closing date of a "qualified offering" defined as the issuance of new voting equity securities in Genodyssee pursuant to a private or public offering that raises gross proceeds of not less than $5 million. Genodyssee may prepay this debt in whole or in part at anytime. Genodyssee may make repayment of the principal and accrued interest in one of the following forms:

  •
  Shares of Genodyssee issued as the same type and class and under the same terms and conditions, including share price, as shares issued in a "qualified offering",

  •
  Shares of Genodyssee issued based on an independent third party appraisal in the event that a "qualified offering" is not consummated prior to January 31, 2003, or

  •
  Cash.

        Genodyssee has been a customer of Transgenomic since July of 2000 purchasing multiple WAVE systems, system upgrades and consumable products. In addition, in December 2001, the Company and Genodyssee entered into a Service Provider Agreement. The Service Provider Agreement is a strategic alliance between Transgenomic and Genodyssee whereby Transgenomic will perform sales and marketing activities in the United States, Europe and Japan for certain analytical services related to nucleic acids which will be performed by Genodyssee. The Service Provider Agreement has an initial term of 3 years and automatically renews for successive 1 year periods until cancelled under the terms of the Agreement. As a part of the Service Provider Agreement, the Company entered into a $1.0 Million Revolving Line of Credit Agreement with Genodyssee. Genodyssee will utilize the Line of Credit in managing its cash flows and working capital needs to perform services under the Service Provider Agreement. The outstanding balance of the Line of Credit is not to exceed the lesser of $1.0 million or 25% of the total amount currently due to Genodyssee under customer contracts entered into under the Service Provider Agreement. The Line of Credit carries an annual interest rate of 5% and the same term as the Service Provider Agreement. As of December 31, 2001, there was no balance outstanding on the Line of Credit.

        As of December 31, 2001, we did not have any significant contractual purchase obligations. We are party to a number of lease agreements mainly for office, research and development and production facilities. Such lease agreements expire at various dates through 2007. At December 31, 2001, the future minimum lease payments required under noncancellable lease provisions are approximately $1.9 million in 2002; $1.5 million in 2003; $1.5 million in 2004; $1.3 million in 2005; $1.0 million in 2006; and a total of approximately $0.2 million in rental payments for the year 2007.

        In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $15.9 million. As part of the purchase price we issued approximately 1.9 million shares of common stock valued at $13.1 million. The remaining purchase price is made up of direct acquisition related expenses of approximately $2.2 million and cash paid in lieu of shares to certain Annovis stockholders of approximately $0.6 million.

        In August 2000, we converted our $12 million convertible notes, due in 2002, into 2,750,906 shares of common stock. These notes contained features that were impacted by our initial public offering. On the effective date of our initial public offering interest payable on the notes was accelerated through the maturity date of the notes at an annual interest rate of 3.6%. As a result, we recorded additional interest expense of approximately $0.8 million. These notes contained a conversion feature that allowed us, upon satisfaction of certain conditions, to cause conversion of the principal plus accrued interest into shares of our common stock at a conversion price of $5.00 per share. On August 14, 2000, our Board of Directors authorized us to convert the notes into common stock upon meeting the required conditions. On

August 15, 2000, such conditions were met and the notes were converted. All principal and accrued interest at the conversion date of approximately $13.9 million was recorded to stockholders equity.

        On May 19, 2000, we sold the assets related to our non-life sciences instrument product line to a company controlled by Stephen F. Dwyer, a director and a principal stockholder of ours, for a total adjusted purchase price of $5.65 million plus reimbursement by the buyer of approximately $0.4 million of expenses paid by us since March 31, 2000 in connection with this product line. Approximately $3.65 million was paid in cash at the closing of the sale and $2.0 million was paid with an interest-bearing promissory note repaid on December 30, 2000.

        We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements depend on a number of factors, including the level of our research and development activities, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. Given the current interest rate environment and the expected costs of our planned facility expansion in Glasgow, Scotland, we are currently investigating various financing vehicles for the project. Even if we complete our facility expansion using existing cash, we believe that our current cash balances will be sufficient to fund operations through at least fiscal year 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements.

Impact of Inflation

        We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. SFAS No. 142 is effective for the Company beginning January 1, 2002. The historical impact of not amortizing goodwill would have been to decrease net loss by $0.9 million, $0.1 million and $0.1 million for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. Other than the impact of discontinuing to amortize goodwill, the Company believes the adoption of SFAS No. 142 will not have a significant impact on the financial statements of the Company.

        In August 2001, the FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact, if any, this standard will have on the Company's consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 develops one accounting model based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of segments of a business. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the definition of discontinued operations. SFAS No. 144 is effective for the Company's fiscal year beginning January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a significant impact on the financial statements of the Company.

Foreign Currency Rate Fluctuations

        Approximately 50% of our net sales have been to customers in the United States. While we do sell products in many foreign countries, most of these sales are completed by our wholly-owned subsidiary, Transgenomic, LTD., and are made in its operating currency British pounds sterling, or the Euro. Results of operations for the Company's foreign subsidiary are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. To further limit our exposure to exchange rate risk all sales quotes issued by Transgenomic, Ltd. are based upon the United States dollar pricing converted at prevailing exchange rates at the time of the quote. Additionally, such quotes have short expiration dates. As a result, although we are subject to exchange rate risk, management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

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

Item 8.    Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

         Board of Directors
Transgenomic, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Transgenomic, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Transgenomic, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 30, 2002

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000

(in thousands except share and per share data)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,613	$38,193
Short term investments	23,913	23,728
Accounts receivable, net	11,248	4,733
Inventories	5,829	2,567
Prepaid expenses and other current assets	2,273	948

Total current assets	62,876	70,169
PROPERTY AND EQUIPMENT:
Equipment	10,459	6,359
Furniture and fixtures	3,004	1,068

	13,463	7,427
Less—accumulated depreciation	5,278	2,836

	8,185	4,591
DEMONSTRATION INVENTORY	250	196
OTHER ASSETS	17,975	2,907

	$89,286	$77,863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,664	$1,961
Accrued compensation	1,212	569
Other accrued expenses	3,306	1,367

Total current liabilities	7,182	3,897

COMMITMENTS AND CONTINGENCIES (Notes E, G and I)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 23,867,907 and 21,472,816 shares issued in 2001 and 2000, respectively	239	215
Additional paid-in capital	113,260	97,965
Unearned compensation	(158)	(463)
Accumulated deficit	(28,406)	(21,005)
Accumulated other comprehensive income (loss)	(81)	4

	84,854	76,716
Less: Treasury Stock, at cost, 261,904 shares	(2,750)	(2,750)

Total stockholders' equity	82,104	73,966

	$89,286	$77,863

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001, 2000 and 1999

(in thousands except share and per share data)

	2001	2000	1999
NET SALES	$38,467	$25,883	$23,035
COST OF GOODS SOLD	17,198	12,800	12,090

Gross profit	21,269	13,083	10,945
OPERATING EXPENSES:
Selling, General and administrative	21,497	14,047	11,532
Research and development	9,372	7,652	6,297
Stock based compensation expense	139	861	—
Gain on sale of product line	—	(784)	—

	31,008	21,776	17,829
LOSS FROM OPERATIONS	(9,739)	(8,693)	(6,884)
OTHER INCOME (EXPENSE):
Interest income	2,450	2,005	126
Interest expense	(58)	(1,779)	(1,324)
Other—net	(30)	(14)	—

	2,362	212	(1,198)
LOSS BEFORE INCOME TAXES	(7,377)	(8,481)	(8,082)
INCOME TAX EXPENSE (BENEFIT):
Current	24	—	(28)
Deferred	—	180	1,773

	24	180	1,745

NET LOSS	$(7,401)	$(8,661)	$(9,827)

BASIC AND DILUTED LOSS PER SHARE	$(0.33)	$(0.52)	$(0.76)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	22,560,057	16,629,555	13,000,000

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2001, 2000 and 1999

(in thousands except share data)

	Common Stock
							Accumulated Other Comprehensive Income
	Outstanding Shares	Par Value	Additional Paid in Capital	Notes Receivable	Unearned Compensation (Loss)	Accumulated Deficit		Treasury Stock	Total
Balance, January 1, 1999	13,000,000	$130	$10,119	$(1,086)	$—	$(2,517)	$3	$—	$6,649
Net loss						(9,827)	(9,827)		(9,827)
Other comprehensive income (loss):
Foreign currency translation adjustment							(7)		(7)

Comprehensive loss							(9,834)
Net receivable from related party				1,086					1,086
Issuance of stock options			113		(113)				—

Balance, December 31, 1999	13,000,000	130	10,232	—	(113)	(12,344)	(4)	—	(2,099)
Net loss						(8,661)	(8,661)		(8,661)
Other comprehensive (loss):
Foreign currency translation adjustment							(5)		(5)
Unrealized gain on available for sale securities							13		13

Comprehensive loss							(8,653)
Sale of common shares	25,000		250						250
Initial public offering (net of expenses)	5,152,000	52	69,644						69,696
Conversion of Notes Payable and accrued interest	2,750,906	28	13,909						13,937
Issuance and exercise of stock options or warrants	544,910	5	3,930		(508)				3,427
Amortization of unearned compensation					158				158
Purchase of treasury stock	(261,904)							(2,750)	(2,750)

Balance, December 31, 2000	21,210,912	215	97,965	—	(463)	(21,005)	4	(2,750)	73,966
Net loss						(7,401)	(7,401)		(7,401)
Other comprehensive income (loss):
Foreign currency translation adjustment							(107)		(107)
Unrealized gain on available for sale securities							22		22

Comprehensive loss							(7,486)
Issuance of shares for acquisition	1,889,523	19	13,065						13,084
Issuance and exercise of stock options or warrants	505,568	5	2,396						2,401
Deferred compensation			(166)		204				38
Amortization of unearned compensation					101				101

Balance, December 31, 2001	23,606,003	$239	$113,260	$—	$(158)	$(28,406)	$(81)	$(2,750)	$82,104

See notes to consolidated financial statements.

TRANSGENOMIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999

(in thousands)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,401)	$(8,661)	$(9,827)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,680	1,807	1,364
Deferred income taxes	—	180	1,773
Loss (gain) on sale of assets	(9)	4	(16)
Gain on sale of product line	—	(784)	—
Accrued interest and redemption premium	—	1,415	859
Amortization of deferred financing costs	—	101	150
Stock based compensation expense	139	861	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,677)	1,444	(1,635)
Inventories	(1,910)	(223)	(1,775)
Prepaid expenses and other current assets	(1,169)	(357)	(296)
Accounts payable	(378)	(796)	481
Accrued expenses	608	261	179

Net cash flows from operating activities	(11,117)	(4,748)	(8,743)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,706)	(3,109)	(1,828)
Proceeds from asset sales	15	5,657	21
Increase in other assets	(1,351)	(980)	(1,461)
Net increase in short term investments	(163)	(23,728)	—
Purchase of business, net of cash acquired	(2,189)	—	(187)

Net cash flows from investing activities	(9,394)	(22,160)	(3,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of expenses	2,401	72,670	—
Net change in note payable—bank	—	(4,340)	1,190
Proceeds from notes payable—other	—	204	—
Payments on notes payable—other	—	(901)	(430)
Purchase of treasury stock	—	(2,750)	—
Proceeds from convertible notes payable	—	—	12,000
Deferred financing costs	—	—	(588)
Repayment of acquired business debt	(458)	—	—

Net cash flows from financing activities	1,943	64,883	12,172
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(12)	65	(8)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,580)	38,040	(34)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	38,193	153	187

CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,613	$38,193	$153

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2000 and 1999

(in thousands except share and per share data)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description.

        Transgenomic, Inc., a Delaware corporation, and its subsidiaries (the "Company") provide innovative instruments and consumable products for the synthesis, purification and analysis of nucleic acids. The Company develops, assembles, manufactures and markets instruments and products to the life science industry to be used in research, diagnostics and therapeutics development. These products aid researchers seeking to discover and understand variations in the human genetic code and the relationship of these variations to disease. In addition, the Company's instruments are versatile and can be used for size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. The Company's wide variety of consumable products is based upon core technological competencies of separation chemistries, enzymology and synthetic nucleic acids. The Company's business plan is to focus on providing solutions to the genomics segment of the life science industry through enabling instruments and consumable product offerings.

        The Company markets and sells these instruments and consumable products primarily through a direct sales and support group in North America and Europe and through a network of distributors in the Pacific Rim and other international markets. These sales efforts are directed from the Company headquarters in Omaha, Nebraska and through a series of sales and support offices strategically located throughout the United States, Europe and Japan. Through March 31, 2000, the Company also manufactured and designed sample preparation and monitoring instruments, which were primarily used with various types of optical and mass spectrometers to analyze the chemical makeup of samples. The assets related to this non-life sciences product line were sold effective April 1, 2000.

Principles of Consolidation.

        The consolidated financial statements include the accounts of Transgenomic, Inc. and its wholly-owned subsidiaries as follows:

  •
  Transgenomic, Ltd., which provides sales and customer support in Europe,

  •
  Transgenomic Japan, Inc., which sponsors a sales and support branch office in Japan,

  •
  Annovis, Inc., which develops, produces and sells nucleic acid-based products,

  •
  Cruachem, Ltd., which develops, produces and sells nucleic acid-based products, and

  •
  Transgenomic St. Thomas, Inc., which is organized as a foreign sales corporation.

        All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.

        For purposes of reporting cash flows, cash and cash equivalents include cash and temporary investments with original maturities at acquisition of three months or less.

Short Term Investments.

        The Company classifies all of its short-term investments with maturities at acquisition of greater than three months as available for sale securities. Such short term investments consist primarily of United States government and federal agency securities, corporate commercial paper and mutual funds which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on short term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available for sale and are classified as current assets.

Accounts Receivable.

        Accounts receivable are shown net of allowance for doubtful accounts of $213 and $180 in 2001 and 2000, respectively. Payment terms generally are 30 or 60 days. The Company has also provided extended payment terms up to 90 days to some of its customers.

Inventories.

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has certain finished goods inventory it provides as demonstration units to potential customers for evaluation, as well as to certain universities and original equipment manufacturers for testing and demonstration. All demonstration units are held for resale and included in inventory at the lower of cost or market. Demonstration inventory that is greater than one year old and remains held for resale is reclassified from current assets to long-term assets and carried at the lower of cost or market. If the customer or institution does not purchase the instrument, it is retrieved, and, if necessary, reconditioned for sale. Demonstration inventory is evaluated for impairment based on its physical condition and technological status. No impairment loss has been recognized to date. At the time these instruments no longer are held for resale and will be used for in-house testing, analysis and training, they are transferred from inventory to property at the lower of cost or market and depreciated.

Property and Equipment.

        Property and equipment are carried at cost. Depreciation and amortization are computed by the straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 to 7 years
Production equipment	5 to 7 years
Computer equipment	3 to 5 years
Research and development equipment	3 to 5 years
Demonstration equipment	3 to 5 years

Goodwill.

        Goodwill arising from the excess of cost over the fair value of net assets at dates of acquisition has been amortized using the straight-line method over lives ranging from 12 to 15 years.

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

Other Assets.

        Other assets include patents, intellectual property, goodwill and capitalized software development costs. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. Intellectual property, which is purchased technology, is recorded at cost and is amortized over its estimated useful life of between 5 and 10 years.

Software Development Costs.

        The Company capitalizes software development costs for products offered for sale in accordance with Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. This Standard allows for the capitalization of certain development costs once a software product has reached technological feasibility. Capitalized costs are included in Other Assets, net of amortization. Such capitalized costs are amortized over the estimated useful life of the software product beginning when a product is released for sale.

        The Company capitalizes internal use software development costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal use software development costs are amortized on an accelerated basis over three years. For the years ended December 31, 2001 and 2000, capitalized internal software costs included in property, plant and equipment, net of accumulated amortization, totaled $423 and $290, respectively.

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

Unearned Compensation.

        Unearned compensation represents the unamortized difference between the option exercise price and the deemed fair market value of the Company's common stock at the option grant date, for options issued under the Company's Stock Option Plan (Note I). The unearned compensation is charged to operations over the vesting period of the respective options.

Income Taxes.

        Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities at each balance sheet date using tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized.

Revenue Recognition.

        Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement, which is generally based on receipt of an unconditional customer order and shipment of product. The Company's sales terms do not provide for the right of return unless the product is damaged or defective. Revenue from certain services associated with the Company's research instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are performed. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period. At December 31, 2001, deferred revenue, mainly associated with service contracts, included on the Company's balance sheet was approximately $1.2 million. As of December 31, 2000, the Company had no deferred revenue.

Research and Development.

        Research and development costs are charged to expense when incurred with the exception of certain software development costs that are capitalized.

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

Fair Value of Financial Instruments.

        The carrying amount of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The Company derives the fair value of its short-term investments based on quoted market prices.

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

Accounting Pronouncements.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. SFAS No. 142 is effective for the Company beginning January 1, 2002. The historical impact of not amortizing goodwill would have been to decrease net loss by $0.9 million, $0.1 million and $0.1 million for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. Other than the impact of discontinuing to amortize goodwill, the Company believes the adoption of SFAS No. 142 will not have a significant impact on the financial statements of the Company.

        In August 2001, the FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact, if any, this standard will have on the Company's consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 develops one accounting model based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of segments of a business. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the definition of discontinued operations. SFAS No. 144 is effective for the Company's fiscal year beginning January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a significant impact on the financial statements of the Company.

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

Reclassifications.

        Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

B.    SHORT TERM INVESTMENTS

        The amortized cost of available-for-sale securities and their approximate fair values were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2001
Commercial Paper	$8,782	$10	$—	$8,792
U.S. Government Agencies	5,774	—	—	5,774
Corporate Debt	9,322	25	—	9,347

Total securities available-for-sale	$23,757	$35	$—	$23,913

December 31, 2000
Commercial Paper	$14,697	$—	$—	$14,697
U.S. Government Agencies	2,949	—	1	2,948
Corporate Debt	6,069	14	—	6,083

Total securities available-for-sale	$23,715	$14	$1	$23,728

        Maturities of short-term investments are due within one year.

C.    INVENTORIES

        At December 31, 2001 and 2000, inventories consist of the following:

	2001	2000
Finished goods	$2,335	$703
Raw materials and work in process	3,248	1,557
Demonstration inventory	496	503

	6,079	2,763
Less long-term demonstration inventory	(250)	(196)

	$5,829	$2,567

        During 2000, the Company reclassified demonstration inventory of approximately $1.0 million to property and equipment.

D.    OTHER ASSETS

        At December 31, 2001 and 2000, other assets consist of the following:

	2001			2000
	Cost	Accumulated Reserve	Net Book Value	Cost	Accumulated Reserve	Net Book Value
Capitalized software	$728	$—	$728	$—	$—	$—
Goodwill	15,345	1,266	14,079	903	382	521
Intellectual property	535	321	214	535	267	268
Patents	1,514	78	1,436	1,368	36	1,332
Other	1,717	199	1,518	786	—	786

Total	$19,839	$1,864	$17,975	$3,592	$685	$2,907

E.    COMMITMENTS AND CONTINGENCIES

        The Company leases certain equipment, vehicles and operating facilities. The Company's leases related to its operating facilities currently expire on various dates through 2007. At December 31, 2001, the future minimum lease payments required under non-cancelable lease provisions are approximately $1.9 million in 2002; $1.5 million in 2003; $1.5 million in 2004; $1.3 million in 2005; $1.0 million in 2006; and a total of approximately $0.2 million in rental payments for the year 2007. Rent expense related to all operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $1.7 million, $1.0 million and $1.0 million, respectively.

        The Company is not a party to any material legal proceedings.

F.    INCOME TAXES

        Loss before income taxes consists of the following:

	Years ended December 31,
	2001	2000	1999
United States	$(7,448)	$(8,231)	$(7,671)
International	71	(250)	(411)

	$(7,377)	$(8,481)	$(8,082)

        The income tax provision consists of the following:

	Years ended December 31,
	2001	2000	1999
CURRENT TAX EXPENSE (BENEFIT)
United States Federal	$24	$—	$(28)
DEFERRED TAX EXPENSE (BENEFIT)
United States Federal	—	180	1,773

Total Income Tax Provision	$24	$180	$1,745

        The Company's provision for income taxes for the years ended December 31, 2001, 2000 and 1999 differs from the amounts determined by applying the statutory Federal income tax rate to loss before income taxes for the following reasons:

	2001	2000	1999
Benefit at Federal Rate	$(2,508)	$(2,884)	$(2,748)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(154)	(119)	(63)
Intangible amortization	298	39	43
Research and development tax credit	(98)	(69)	(54)
Meals and entertainment	55	43	39
Other—net	(25)	33	37
Valuation allowance	2,456	3,137	4,491

Total income tax expense (benefit)	$24	$180	$1,745

        The Company's deferred income tax asset at December 31, 2001 and 2000 is comprised of the following temporary differences:

	2001	2000
Net operating loss carryforward	$14,634	$7,359
Allowance for doubtful accounts	45	61
Fixed asset depreciation	98	48
Accrued vacation	107	97
Other	(16)	(2)

	14,695	7,563
Less valuation allowance	(14,695)	(7,563)

	$—	$—

        At December 31, 2001, the Company has unused federal tax net operating loss carryforwards of approximately $1.8 million which expire in 2008, $3.4 million which expire in 2009, $2.9 million which expire in 2010, $0.9 million which expire in 2011, $3.4 million which expire in 2012, $1.8 million which expire in 2018, $8.2 million which expire in 2019, $8.8 million which expire in 2020 and $6.4 million which expire in 2021. Approximately $11.8 million of the Company's total federal net operating loss carryforwards were obtained in the acquisition of Annovis, Inc. and may be subject to certain restrictions. Additionally, at December 31, 2001, the Company has unused state tax net operating loss carryforwards of approximately $15.4 million and unused general business credits earned primarily through increased research expenditures of approximately $0.7 million. These credits expire at various times between 2008 and 2021. A valuation allowance has been provided in 2001 and 2000 for the remaining deferred tax assets, due to the Company's cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

G.    EMPLOYEE BENEFIT PLAN

        The Company maintains an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees' contributions at the rate of 50% on the first 6% of contributions. The Company may at the discretion of its Board of Directors, make additional contributions on behalf of the Plan's participants. Company contributions were $357, $220 and $175 for the years ended December 31, 2001, 2000 and 1999, respectively.

H.    STOCKHOLDERS' EQUITY

Common Stock Warrants.

        The Company issued 2,000,000 shares of the Company's common stock, mainly through placement agents, in a private placement during 1997 and 1998. The Company also issued warrants to the Placement Agents with an exercise price of $5.00 per share (subject to certain cashless exercise rights) that have terms of five years expiring in 2003. Total shares eligible to be purchased through these warrants were 49,613 and 106,754 at December 31, 2001, and 2000, respectively.

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

Common Stock.

        In May 2001, the Company issued 1,889,523 shares of common stock in connection with the acquisition of Annovis, Inc. See Footnote N for further discussion of this acquisition.

        In May 2001, Company shareholders approved the adoption of the Transgenomic, Inc. 2001 Employee Stock Purchase Plan that was subsequently implemented in November 2001. Substantially all of the Company's U.S. employees are eligible to participate in the Plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. Such deductions are accumulated during a defined participation period at the end of which each participant is deemed to have been granted an option to purchase shares of stock from the Company at 85% of the fair market value of the Company stock as measured by the closing price of the stock on either the first of last business day of the participation period, whichever is lower. The number of shares purchased under the option is based upon the participants elected withholding amount. At the end of the participation period such option is automatically exercised. This plan is structured to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. During 2001 there were no shares issued under this plan.

        In August 2000, the Company's Board of Directors authorized conversion of the Company's $12 million aggregate principal amount 6% convertible notes due March 25, 2002 into common stock upon meeting the required conversion conditions. On August 15, 2000, such conditions were met, and the notes were converted into 2,750,906 shares of common stock. All principal and accrued interest at the conversion date of approximately $13.9 million was converted to stockholders equity.

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

I.    STOCK OPTIONS

        The Company's 1997 Stock Option Plan, as amended (the "Stock Option Plan"), allows the Company to grant both incentive stock options and nonqualified stock options to acquire shares of the Company's common stock to employees and directors of the Company and to nonemployee advisors. Either incentive or non-qualified stock options may be granted to employees of the Company, but only nonqualified stock options may be granted to nonemployee directors and advisors. The maximum number of shares for which options may be granted under the Stock Option Plan is 7,000,000. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") which has the authority to set the number, exercise price, term and vesting provisions of the options granted under the Stock Option Plan, subject to the terms thereof. The options must be granted at exercise prices not less than the fair market value of the common stock on the date of the grant. Generally, the stock options vest at a rate of either 20% per year over a five-year period or 33 1/3% per year over a three-year period and expire 10 years after the date the option was granted. If the option holder ceases to be employed by the Company, the Company will have the right to terminate any outstanding but unexercised options.

        The following table summarizes activity under the Stock Option Plan during the three years ended December 31, 2001:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 1999:	3,205,250	$5.00
Granted	590,250	5.00
Exercised	—	—
Canceled	(257,750)	5.00

Balance at December 31, 1999	3,537,750	5.00
Granted	1,137,000	10.57
Exercised	(200,969)	5.28
Canceled	(438,900)	6.45

Balance at December 31, 2000:	4,034,881	6.43
Granted	1,865,950	7.88
Exercised	(470,900)	5.00
Canceled	(296,100)	9.75

Balance at December 31, 2001:	5,133,831	$6.90

Exercisable at December 31, 2001	2,568,681	$5.99

        The weighted average fair value per share of options granted in 2001, 2000 and 1999 was $2.32, $5.43 and $1.00, respectively.

        The Company has elected to follow the measurement provisions of Accounting Principles Board Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the deemed fair market value of the stock at the grant date. In those cases where options have been granted with an exercise price below the deemed fair market value, the Company recognizes compensation expense using the straight-line method over the vesting periods of the individual stock options. During 2000, the Company recorded unearned compensation of $298 for options granted with exercise prices less than the deemed fair market value at the date of grant and $271 for options granted to non-employees. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using the straight-line method. Such amortization expense amounted to approximately $101 and $154 in 2001 and 2000, respectively.

        During 2001 and 2000, the Company recorded compensation expense of $38 and $133, respectively for options granted to non-employees. The expense amounts were calculated using the Black-Scholes option pricing model with the following assumptions: no common stock dividends, risk-free interest rates ranging from 4.66% to 6.57%; volatility of 35%; and an expected option life of 1 to 5 years.

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

        The following table summarizes information about options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
		(in years)
$2.51—$5.00	2,504,950	6.2	$5.00	1,993,050	$5.00
$5.01—$7.50	1,217,250	9.3	$6.18	222,500	$6.08
$7.51—$10.00	919,500	7.4	$9.88	149,000	$9.59
$10.01—$12.50	110,000	8.8	$11.93	26,000	$11.93
$12.51—$13.00	382,131	7.9	$13.00	178,131	$13.00

	5,133,831	7.3	$6.90	2,568,681	$5.99

        Pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation, (SFAS No. 123) assuming the Company accounted for its employee stock options using the fair value method. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in 2001, 2000 and 1999, respectively: no common stock dividends, risk-free interest rates ranging from 4.66% to 5.65% and 5.11% to 6.53% and 5.51% to 6.13%; 35% volatility and no volatility (prior to becoming a public company); and an expected option life of 1 to 10 years. Pro forma net income and income per share assuming compensation expense for the Stock Option Plan had been determined under SFAS No. 123, are as follows:

	2001	2000	1999
Net Loss:
As reported	$(7,401)	$(8,661)	$(9,827)
Pro forma	(10,110)	(10,205)	(9,974)
Basic and diluted loss per share:
As reported	(0.33)	(0.52)	(0.76)
Pro forma	(0.45)	(0.61)	(0.77)

J.    RELATED PARTY TRANSACTIONS

        In May 2000, the Company sold the assets related to its non-life sciences instrument product line to a company controlled by Stephen F. Dwyer, a director and principal stockholder of the Company, for a total adjusted purchase price of $5.65 million plus reimbursement by the purchaser of approximately $0.4 million of expenses paid by the Company in connection with this product line since March 31, 2000. The effective date of the transaction was April 1, 2000. Approximately $3.65 million of the purchase price was paid in cash and $2.0 million was paid with an 8.75% interest-bearing promissory note due on December 30, 2000. The purchaser financed the cash portion of the purchase price for these assets plus initial working capital needs with borrowings of approximately $4.6 million obtained from a bank. The Company acquired the notes evidencing these loans from the bank upon closing of its initial public offering on July 21, 2000 by paying to the bank an amount equal to the entire principal balance of the notes plus accrued and unpaid interest. The acquired notes were due on December 30, 2000, and had an interest rate of 8.75% per annum. These acquired notes were consolidated with the original $2.0 million note. All of the principal and accrued interest on this consolidated note was repaid prior to maturity. On December 29, 2000, we repurchased 261,904 shares of our common stock from Mr. Dwyer for $10.50 per share, which was the closing price for our common stock on that day, for an aggregate purchase price of $2.7 million. Mr. Dwyer used these proceeds and additional resources to pay the principal and interest on the consolidated note.

        The net assets sold and their book values were as follows:

Inventories	$2,485
Property, net	705
Other assets	1,775
Accrued liabilities	(98)

Net assets sold	$4,867

        The Company realized a gain on the sale of these assets of approximately $784 before taxes.

K.    SALES AND PRODUCT INFORMATION

        The Company believes it is advantageous to operate on a fully integrated basis in one operating segment. Accordingly, management of the Company evaluates performance and determines the allocation of resources on an entity-wide basis. The following is supplemental information for net sales by geographic area and product group:

	2001	2000	1999
Sales by Geographic Area:
United States	$18,063	$11,586	$10,002
Europe	15,918	10,237	9,286
Pacific Rim	2,901	3,313	2,992
Other	1,585	747	755

Total	$38,467	$25,883	$23,035

Sales by Product Group:
Bio-Systems	$23,474	$18,842	$11,219
Bio-Consumables	14,993	4,870	3,022

Sub-total—life science products	38,467	23,712	14,241
Non-life sciences products	—	2,171	8,794

Total	$38,467	$25,883	$23,035

Long-lived assets by geographic area as of December 31, 2001 are as follows:
	2001	2000
United States	$5,918	$3,505
Europe	2,223	1,072
Pacific Rim	44	14

Total	$8,185	$4,591

        During 2001, one customer accounted for approximately 14% of our total sales. No single customer accounted for more than 10% of total sales in 2000 or 1999.

L.    SUPPLEMENTAL CASH FLOW INFORMATION

	2001	2000	1999
Cash paid for interest	$10	$233	$319
Cash paid for income taxes	$3	$4	$38
Noncash investing and financing activities:
Exchange of note receivable for intellectual property	$—	$—	$1,086
Liabilities assumed in connection with business acquisitions	$3,388	$—	$135
Conversion of Notes Payable and Accrued Interest into Common Stock	$—	$13,909	$—
Reclassification of demonstration inventory to property	$—	$975	$41
Issuance of common stock as acquisition consideration	$13,084	$—	$—

M.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The following is a summary of activity for the allowance for doubtful accounts during each of the three years ended December 31, 2001:

	Beginning Balance	Additional Charges to Income	Deductions from Reserve	Ending Balance
Year Ended December 31, 2001	$180	$65	$(32)	$213
Year Ended December 31, 2000	$161	$19	$—	$180
Year Ended December 31, 1999	$562	$122	$(523)	$161

        During 1999 the Company wrote-off one uncollectible account of a former European distributor of non-life sciences products.

N.    ACQUISITION

        Effective May 1, 2001, the Company acquired Annovis, Inc, a privately held company, for approximately $15.9 million through the issuance of approximately 1.9 million shares of Transgenomic, Inc. common stock, the payment of approximately $563 in cash in lieu of common stock to certain Annovis stockholders and the payment of approximately $2.2 million of direct acquisition related expenses. The acquisition was structured as a merger of Annovis with a subsidiary of the Company and resulted in Annovis becoming a wholly-owned subsidiary of the Company. A total of 15% of the total shares of common stock issued in the merger is held in an escrow account with a bank. Delivery of the escrowed shares to the former shareholders of Annovis is subject to certain other conditions described in the merger agreement. Annovis is a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid based products and service for the life sciences industry. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

        The Company accounted for this transaction as a purchase. The Company obtained an appraisal of the fair value of the tangible and intangible assets acquired from an independent appraiser. As of December 31, 2001, all identifiable tangible and intangible assets acquired and liabilities assumed have been allocated a portion of the cost equal to their estimated fair values as follows:

Net tangible assets and liabilities	$1,390
Intangible assets	$60
Goodwill	$14,462

Total Purchase Price (including direct expenses)	$15,912

        The costs assigned to intangible assets and goodwill have been amortized through December 31, 2001 on a straight-line basis over a period averaging 10 years.

        In connection with this acquisition, the Company began to formulate a plan at the date of acquisition that could lead to workforce reductions or relocations and the closure and consolidation of certain facilities. Such a plan had not been finalized as of December 31, 2001 and is not reflected in the amounts shown above. Such a plan is expected to be finalized in the first quarter of 2002 and fully executed before December 31, 2002. Significant issues related to the plan that remained open at December 31, 2001 included final timelines for the transfer of certain production capacity, finalization of workforce reduction and relocation and determination of severance and relocation packages for those employees impacted by the plan. The Company anticipates closing one facility and completing a workforce reduction or relocation affecting approximately 25 employees. Total costs of the plan are currently estimated as $300 to $500 and will be recorded as an adjustment to the total purchase price shown above and added to goodwill.

O.    PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

        The Company's unaudited pro forma results of operations for the year ended December 31, 2001 and 2000, assuming the acquisition of Annovis, Inc. and the sale of the non-life sciences instrument product line occurred as of the beginning of the periods presented are as follows:

	Twelve Months Ended December 31
	2001	2000
Net Sales	$42,581	$32,728
Net Loss	$(7,672)	$(10,293)
Basic and diluted loss per share	$(0.33)	$(0.56)

        The pro forma results for 2000 do not include the realized gain on the sale of the non-life sciences product line of $784 before taxes.

P.    QUARTERLY RESULTS (UNAUDITED)

        The following table contains selected unaudited consolidated statements of operations data for each quarter for fiscal years 2001 and 2000.

	1st Quarter	2nd Quarter	2001 3rd Quarter	4th Quarter	Total
Net Sales	$7,930	$9,545	$10,254	$10,738	$38,467
Gross Margin	4,263	5,408	5,663	5,935	21,269
Operating Loss	(2,013)	(2,226)	(2,421)	(3,079)	(9,739)
Loss before taxes	(1,119)	(1,641)	(1,905)	(2,712)	(7,377)
Net loss	$(1,128)	$(1,648)	$(1,910)	$(2,715)	$(7,401)
Basic & Diluted Loss Per Share	$(0.05)	$(0.07)	$(0.08)	$(0.12)	$(0.33)
Basic and Diluted Weighted Average Shares Outstanding	21,227,564	22,504,309	23,183,637	23,302,793	22,560,057
	2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Sales	$6,944	$5,593	$6,249	$7,097	$25,883
Gross Margin	3,113	2,912	3,294	3,764	13,083
Operating Loss	(3,029)	(2,270)	(2,120)	(1,274)	(8,693)
Loss before taxes	(3,498)	(2,713)	(2,077)	(193)	(8,481)
Net loss	$(3,498)	$(2,713)	$(2,077)	$(373)	$(8,661)
Basic & Diluted Loss Per Share	$(0.27)	$(0.21)	$(0.11)	$(0.02)	$(0.52)
Basic and Diluted Weighted Average Shares Outstanding	13,007,692	13,025,000	19,030,546	21,448,220	16,629,555

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share losses may not equal the annual loss per share. Effective May 1, 2001, the Company acquired Annovis, Inc. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001. In May 2000, the Company sold the assets related to its non-life sciences instrument product line. The effective date of the transaction was April 1, 2000. No sales related to the non-life sciences instrument product line have been recorded subsequent to the effective date of the transaction.

Item 9.    Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

        None.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

        We will file a definitive Proxy Statement with the Securities Exchange Commission not later than April 30, 2002. Information about our directors required by Item 401 of Regulation S-K is incorporated by reference to the Proxy Statement. Information about our Executive Officers is shown in Part I of this filing.

        Section 16(a) Beneficial Ownership Reporting Compliance.    Item 405 of Regulation S-K requires disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act of 1934. We believe all Section 16 reports were filed in a timely manner during 2001 except as follows:

Reporting Person	Total Number of Forms Filed Late	Total Number of Transactions Late
John L. Allbery	2	5
Collin J. D'Silva	2	9
Stephen F. Dwyer	8	16
Martin Hensley	1	2

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

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports of Form 8-K.

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements

      The financial statements listed in the Index to Form 10-K for the Fiscal Year Ended December 31, 2001, on page 3 are filed as part of this report.

    2.
    Financial Statement Schedules—None.

    3.
    Exhibits. The Exhibits required by Item 601 of Regulation S-K of the Securities of Exchange Act of 1934, as amended, filed as part of this report are listed in the Exhibit Index under paragraph (c) of this Item 14.

  (b)
  Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

  (c)
  Exhibits.

2.1	Asset Purchase Agreement, dated May 16, 2000 between the Registrant and SD Acquisition Inc.(2)
2.2	Agreement and Plan of Merger, dated as of April 30, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc.(3)
2.3	Addendum to Agreement and Plan of Merger, dated as of May 18, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc.(3)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant(2)
3.2	Bylaws of the Registrant(1)
4	Form of Certificate of the Registrant's Common Stock(1)
10.1	Amended and Restated 1997 Stock Option Plan of the Registrant(4)
10.2	1999 UK Approved Stock Option Sub Plan of the Registrant(1)
10.3	Employment Agreement, dated April 1, 2000, between the Registrant and Colin J. D'Silva(1)
10.4	Employment Agreement, dated March 30, 2001, between the Registrant and Gregory J. Duman(6)
10.5	Employee Stock Purchase Plan of the Registrant(5)
10.6	Employment Agreement, dated November 16, 1998, between the Registrant and William B. Walker(1)
10.7	Employment Agreement, dated June 1, 2001, between the Registrant and John L. Allbery
10.8	License Agreement, dated September 1, 1994, between Registrant and Professor Dr. Gunther Bonn, et. al. and Amendment thereto, dated March 14, 1997(1)
10.9	License Agreement, dated August 20, 1997, between the Registrant and Leland Stanford Junior University(1)
10.10	Supply Agreement, dated January 1, 2000, between the Registrant and Hitachi Instruments(1)
10.11	Services Provider Agreement, dated December 28, 2001, between the Registrant and Genodyssee S.A.+
10.12	Revolving Line of Credit Agreement, dated December 28, 2001, between the Registrant and Genodyssee S.A.
10.13	License Agreement, dated December 1, 1989, between Cruachem Holdings Ltd. (a wholly owned subsidiary of the Registrant) and Millipore Corporation+
10.14	Sublicense Agreement, dated October 1, 1991, between Cruachem Holdings Ltd. (a wholly owned subsidiary of the Registrant) and Applied Biosystems, Inc.+
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP
24	Powers of Attorney

(1)
This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-32174), which was filed on March 10, 2000.

(2)
This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-32174), as amended by Amendment 1, which amendment was filed on May 17, 2000.

(3)
This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 000-30975), which was filed on May 31, 2001.

(4)
This Exhibit is incorporated by reference to the Registrant's Report on Form 10-Q, which was filed on August 14, 2001.

(5)
This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-71866), which was filed on October 19, 2001.

(6)
This Exhibit is incorporated by reference to the Registrant's Report on Form 10-Q, which was filed on May 14, 2001.

+
Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2002.

TRANSGENOMIC, INC.
By	/s/ COLLIN J. D'SILVA Collin J. D'Silva, Chairman and Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of March 2002.

Signature	Title
/s/ COLLIN J. D'SILVA Collin J. D'Silva	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)
/s/ GREGORY J. DUMAN Gregory J. Duman	Chief Financial Officer (Principal Financial Officer), Director
Stephen F. Dwyer*	Director
Jeffrey Sklar, M.D., Ph.D.*	Director
Roland J. Santoni*	Director
Parag Saxena*	Director
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
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
INDEPENDENT AUDITORS' REPORT
TRANSGENOMIC, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2001 and 2000 (in thousands except share and per share data)
TRANSGENOMIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2001, 2000 and 1999 (in thousands except share and per share data)
TRANSGENOMIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) Years Ended December 31, 2001, 2000 and 1999 (in thousands except share data)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
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