Form 10-Q
period 2002-03-31
TRANSGENOMIC INC
filed 2002-05-14
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of April 29, 2002, the number of shares of common stock outstanding was 23,695,321 consisting of 23,957,225 shares issued less 261,904 shares of Treasury Stock.

TRANSGENOMIC INC.

INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

Transgenomic, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$7,517	$19,613
Short term investments	27,301	23,913
Accounts receivable—net	11,241	11,248
Inventories	9,052	5,829
Notes Receivable	1,513	—
Prepaid expenses and other current assets	2,635	2,273

Total current assets	59,259	62,876
Property & Equipment
Equipment	11,596	10,459
Furniture & fixtures	3,138	3,004

Total property & equipment	14,734	13,463
Less: accumulated depreciation	6,053	5,278

Net property & equipment	8,681	8,185
Other assets	19,604	18,225

Total Assets	$87,544	$89,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,202	$2,664
Accrued expenses	1,576	3,306
Accrued compensation	1,745	1,212

Total current liabilities	8,523	7,182
Commitments and contingencies
Stockholders' Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 23,933,725 and 23,867,907 issued and outstanding in 2002 and 2001	239	239
Additional paid-in capital	113,647	113,260
Unearned compensation	(132)	(158)
Accumulated other comprehensive income (loss)	(216)	(81)
Accumulated deficit	(31,767)	(28,406)

	81,771	84,854
Less: Treasury stock, at cost, 261,904 shares	(2,750)	(2,750)

Total stockholders' equity	79,021	82,104

Total liabilities and stockholders' equity	$87,544	$89,286

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,
	2002	2001
Net sales	$9,831	$7,930
Cost of goods sold	4,723	3,667

Gross profit	5,108	4,263
Operating expenses:
Selling, general and administrative	5,886	4,153
Research and development	2,772	2,090
Stock based compensation expense	25	33

	8,683	6,276
Loss from operations	(3,575)	(2,013)
Interest income	251	887
Other income (expense), net	(14)	7

	237	894
Loss before income taxes	(3,338)	(1,119)
Income tax expense	21	9

Net loss	$(3,359)	$(1,128)

Basic and diluted weighted average shares outstanding	23,653,544	21,227,564
Net loss per common share—basic and diluted	$(0.14)	$(0.05)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(3,359)	$(1,128)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	869	474
Non-cash compensation expense	25	33
Other	—	28
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	28	(1,531)
Inventories	(3,246)	(214)
Prepaid expenses and other current assets	(383)	(313)
Accounts payable	2,621	476
Accrued expenses	(1,213)	62

Net cash flows from operating activities	(4,658)	(2,113)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,440)	(1,439)
Proceeds from asset sales	—	15
Proceeds from maturities and sales of available for sale securities	12,450	2,094
Purchases of available for sale securities	(15,880)	(23,325)
Increase in notes receivable	(1,513)	—
Increase in other assets	(1,398)	(162)

Net cash flows from investing activities	(7,781)	(22,817)
Cash Flows from Financing Activities
Issuance of common stock	388	123

Net cash flows from financing activities	388	123
Effect of foreign currency exchange rates on cash	(45)	18

Net change in cash and cash equivalents	(12,096)	(24,789)
Cash and cash equivalents at beginning of period	19,613	38,193

Cash and cash equivalents at end of period	$7,517	$13,404

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data)

A. CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2001 that are included in the Company's Annual Report on Form 10-K.

        New Accounting Pronouncements    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. The Company adopted SFAS No. 142 beginning January 1, 2002. The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. The Company will perform and report the results of the transitional impairment tests in the Company's June 30, 2002, financial statements. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended March 31,
	2002	2001
Reported Net Income	$(3,359)	$(1,128)
ADD: Goodwill Amortization	—	37

Adjusted Net Income	$(3,359)	$(1,091)

Earnings Per Share:
As Reported	$(0.14)	$(0.05)
Adjusted	$(0.14)	$(0.05)

        The Company is currently in the process of implementing this standard and, other than the impact of discontinuing to amortize goodwill, the Company believes the adoption of SFAS No. 142 will not have a significant impact on the financial statements of the Company.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 develops one accounting model based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of

a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of segments of a business. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the definition of discontinued operations. SFAS No. 144 was effective for the Company's fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the financial statements of the Company.

B. SHORT TERM INVESTMENTS

        At March 31, 2002 and December 31, 2001, short-term investments consisted of the following:

March 31, 2002	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$15,653	$—	$4	$15,649
U.S. government agencies	4,372	—	1	4,371
Corporate debt	7,251	30	—	7,281

Total securities available-for-sale	$27,276	$30	$5	$27,301

December 31, 2001	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$8,782	$10	$—	$8,792
U.S. government agencies	5,774	—	—	5,774
Corporate debt	9,322	25	—	9,347

Total securities available-for-sale	$23,878	$35	$—	$23,913

        Maturities of short-term investments are due within one year.

C. INVENTORIES

        At March 31, 2002 and December 31, 2001, inventories consist of the following:

	2002	2001
Finished goods	$3,255	$2,335
Raw materials and work in progress	5,576	3,248
Demonstration inventory	471	496

	9,302	6,079
Less long-term demonstration inventory	(250)	(250)

	$9,052	$5,829

D. NOTES RECEIVABLE

        In February 2002, pursuant to a Term Loan Agreement, the Company loaned $1.5 Million to Genodyssee, S.A., a French limited company located near Paris. The loan proceeds are to be used by Genodyssee for general corporate purposes. The loan carries an annual interest rate of 5% and all accrued interest and principal are due on the earlier of January 31, 2003, or the first closing date of a "qualified offering" defined as the issuance of new voting equity securities in Genodyssee pursuant to a private or public offering that raises gross proceeds of not less than $5 million. Genodyssee may prepay this debt in whole or in part at anytime. Genodyssee may make repayment of the principal and accrued interest in one of the following forms:

  •
  Shares of Genodyssee issued as the same type and class and under the same terms and conditions, including share price, as shares issued in a "qualified offering".

  •
  Shares of Genodyssee issued based on an independent third party appraisal in the event that a "qualified offering" is not consummated prior to January 31, 2003, or

  •
  Cash.

E. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

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

	Three Months Ended March 31,
	2002	2001
Net loss	$(3,359)	$(1,128)
Unrealized gain (loss) on available for sale securities	(43)	38
Currency translation adjustments	(92)	(147)

Total comprehensive loss	$(3,494)	$(1,237)

        Stock Options.    During the first quarter of fiscal 2002, the Company granted 133,000 options with an exercise price of $9.63 per share. The following table summarizes activity under the 1997 Stock Option Plan during the three months ended March 31, 2002.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2001	5,133,831	$6.90
Granted	133,000	$9.63
Exercised	67,400	$5.01
Canceled	139,000	$8.23

Balance at March 31, 2002	5,060,431	$6.96

Exercisable at March 31, 2002	2,617,681	$6.07

        The weighted average fair value of options granted was $5.52 for the first three months of fiscal 2002. At March 31, 2002, the weighted average remaining contractual life of options outstanding was 7.4 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first three months of fiscal 2002: no common stock dividends; risk-free interest rates of 5.07%; 85% volatility; and an expected option life of 3 years. Pro forma net income and income per share for the three months ended March 31, 2002 and 2001, assuming compensation expense for the Stock Option Plan had been determined under SFAS 123, is as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net Loss:
As reported	$(3,359)	$(1,128)
Pro forma	$(3,863)	$(1,506)
Basic and diluted loss per share:
As reported	$(0.14)	$(0.05)
Pro forma	$(0.16)	$(0.07)

F. INCOME TAXES

        Due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months ended March 31, 2002, based on management's determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three months ended March 31, 2002, the Company recorded current tax expense related to its Japan branch operations.

        As of March 31, 2002 and December 31, 2001, the Company's deferred tax assets were offset by a valuation allowance of approximately $16.0 million and $14.7 million, respectively, due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

G. ACQUISITION

        Effective May 1, 2001, the Company acquired Annovis, Inc, a privately held company, for approximately $16.9 million through the issuance of approximately 1.9 million shares of Transgenomic, Inc. common stock and the payment of approximately $0.6 million in cash in lieu of common stock to certain Annovis stockholders and the payment of approximately $3.2 million of direct acquisition related expenses. Included in the total purchase price are costs related to the Company's plan to close the Aston, Pennsylvania facility and consolidate those operations in Omaha, Nebraska. The anticipated costs to consolidate these operations total $0.45 million and consist of employee severance payments, relocation expenses, fixed asset write-offs and other facility closure costs. The acquisition was structured as a merger of Annovis with a subsidiary of the Company and resulted in

Annovis becoming a wholly-owned subsidiary of the Company. A total of 15% of the total shares of common stock issued in the merger is held in an escrow account with a bank. Delivery of the escrowed shares to the former shareholders of Annovis is subject to certain other conditions described in the merger agreement. Annovis is a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid based products and service for the life sciences industry. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

        The Company accounted for this transaction as a purchase. The Company obtained an appraisal of the fair value of the tangible and intangible assets acquired from an independent appraiser. As of March 31, 2002, all identifiable tangible and intangible assets acquired and liabilities assumed have been allocated a portion of the cost equal to their estimated fair value as follows:

Net tangible assets and liabilities	$1,390
Intangible assets	60
Goodwill	$15,463

Total Purchase Price (including direct expenses)	$16,913

        The costs assigned to goodwill have been amortized through December 31, 2001, on a straight-line basis over a period of 10 years. On January 1, 2002, the Company implemented Statement of Financial Accounting Standard No. 142. Under these new guidelines goodwill is no longer being amortized.

        The Company's unaudited pro forma results of operations for the three months ended March 31, 2001, assuming the acquisition of Annovis, Inc. occurred as of the beginning of the periods presented are as follows:

Three Months Ended March 31, 2001,
Net Sales	$11,191
Net Loss	$(1,440)
Basic and diluted loss per share	$(0.06)

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

        Revenues are generated from the sale of our principal products, the WAVE System and our consumable products. Since the WAVE System product introduction in 1997 we have sold over 790 instruments to customers in over 25 countries. Revenues from the sale of consumable products increased significantly during the first quarter of 2002, due largely to our acquisition of Annovis, Inc. discussed below, and represented approximately 50% of our net sales as compared to approximately 16% in 2001.

        Before July 1, 1997, we manufactured and sold instruments and other products used in the non-life sciences instrumentation industry through our predecessor company, CETAC Holding Company, Inc. and its subsidiaries. On July 1, 1997, we merged these companies into Transgenomic, Inc., a new Delaware corporation, for the purpose of developing, manufacturing and selling our new life sciences product line in addition to continuing to manufacture and market our existing non-life sciences products. In 1999, we decided to focus our resources on our life sciences product line. Accordingly, during the second quarter of 2000 we sold the assets related to our non-life sciences instrument products. These assets consisted of inventory, property, plant and equipment, patents, other intellectual property rights and a lease deposit. Financial information for periods ending before the effective date of the sale, April 1, 2000, includes the results of our non-life sciences instrument product line. On July 21, 2000, we completed our initial public offering, selling 5,152,000 shares of common stock at $15.00 per share for net proceeds of approximately $69.9 million. In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $16.9 million.

        We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At March 31, 2002, we had an accumulated deficit of $31.8 million. Although we expect to continue to incur substantial research and development and selling, general and administrative costs as we continue to expand our operations we also expect these costs as a percentage of sales to decline.

Accounting Policies

        Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Our judgements and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgment or estimates may vary under different assumptions or circumstances. The following are accounting policies that may involve the use of judgment or estimates.

        Allowance for Doubtful Accounts    Accounts receivable are shown net of an allowance for doubtful accounts. In determining an allowance for doubtful accounts, we consider the following:

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

        Income Taxes    Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities at each balance sheet date using tax rates expected to be in effect in the year the differences are expected to reverse. A valuation allowance has been provided for our remaining deferred tax assets due to the Company's cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Results of Operations

Three Months Ended March 31, 2002 and 2001

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

        Net sales increased 24%, from $7.9 million in 2001 to $9.8 million in 2002. The increase was a result of increased sales of consumable products. Total consumable sales increased 278%, from $1.3 million in 2001 to $4.9 million in 2002. Sales of consumables increased largely due to sales of specialty chemical products added through the acquisition of Annovis in May, 2001. Specialty chemical product revenues were $3.6 million in 2002. Total revenues from sales of WAVE Systems decreased 26%, from $6.6 million in 2001 to $4.9 million in 2002. The decrease in WAVE system sales was seen mainly in our commercial and industrial customer base. Our commercial and industrial customers have delayed purchase decisions and as a result systems sold to these customers accounted for approximately 8% of our systems placements during the quarter. During fiscal years 2000 and 2001 sales to our commercial and industrial customers accounted for between 25% to 35% of systems placements. At this time we are uncertain of the duration of such delayed purchase decisions.

        Cost of Goods Sold.    Cost of goods sold increased 29% from $3.7 million in 2001 to $4.7 million in 2002. This increase was attributable to increased sales. Cost of goods sold represented 48% of net sales in 2002, as compared to 46% in 2001. Cost of goods sold as a percent of sales increased year over year due to the mix of products sold. Currently our specialty chemical consumable products are sold at lower margins as compared to our WAVE systems. Our specialty chemical consumable product margins are lower mainly due to two factors, (1) bulk sales pricing to large customers under supply contracts and (2) small scale production versus large scale production. Our current small scale production requires similar fixed cost inputs as would large scale production. We continue to expand our production capabilities in order to leverage our fixed costs into larger production. We anticipate that this percentage will improve in the future as we refine our systems configurations potentially reducing material costs, as we move to larger scale production of our specialty chemicals and as consumable sales increase thereby spreading our fixed production costs over a larger revenue base.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 42%, from $4.2 million in 2001 to $5.9 million in 2002. The increase is the result of higher personnel and personnel-related expenses and depreciation. Direct personnel expenses accounted for approximately 76% of the overall increase and were the result of our expanded employee base. Our employee base has increased largely due to the acquisition of Annovis. Increased depreciation expense accounted for 10% of the overall increase. The remaining increase is attributable to the costs associated with the expanded activities of the staff. Selling, general and administrative expenses as a percent of net sales was approximately 52% in 2001 and 60% in 2002. While we anticipate selling, general and administrative expenses to increase, in absolute dollars, over the next several years to support our growing marketing, sales and business activities and costs associated with operating a public company we also expect that these expenses will decline as a percentage of sales.

        Research and Development Expenses.    Research and development expenses increased 33%, from $2.1 million in 2001 to $2.8 million in 2002. The increase in these expenses is attributable to increased personnel and personnel related expenses and professional service fees. Direct personnel expenses accounted for approximately 82% of the total increase and were due to our expanded employee base. Professional service fees increased as the Company has engaged professionals to supplement the activities of our internal research and development personnel. Other increases were attributable to the costs associated with the expanded activities of the staff and the Annovis operations and were offset by amounts capitalized related to the development of software to be used to operate our WAVE systems. During the quarter we capitalized approximately $530,000 in costs related mainly to the development of WAVE Navigator software. Research and development expenses represented approximately 26% of net sales in 2001 and approximately 28% of net sales in 2002. While we expect research and development spending to increase significantly, in absolute dollars, over the next several years as we expand our development efforts we also expect that these expenses will decline as a percentage of sales.

        Stock Based Compensation.    Stock based compensation expense was $33,000 in 2001 and $25,000 in 2002. This expense reflects the amortization of deferred compensation related to stock options issued.

        Other Income.    Other income, which consists of net interest income and other expense, declined from $0.9 million in 2001 to $237,000 in 2002. Interest income for the quarter was $251,000 as compared to $0.9 million in 2001. The decrease in interest income is a result of declining interest rates on investments and changes in our short term investments balances.

        Income Taxes.    No income tax benefit was recorded in 2002 or 2001. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. During the three months ended March 31, 2002, the Company recorded current tax expense related to its Japan branch operations. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

        We have experienced net losses and negative cash flows from operations during the past three years. As a result, we had an accumulated deficit of $31.8 million as of March 31, 2002. On July 21, 2000, we issued 5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, warrants and options to purchase shares of common stock have been exercised at various times since our initial public offering providing us with approximately $5.2 million in additional cash. As of March 31, 2002 and December 31, 2001, we had approximately $7.5 million and $19.6 million, respectively, in cash and cash equivalents. In addition, as of March 31, 2002 and December 31, 2001, we had approximately $27.3 million and $23.9 million, respectively, in short-term investments for total cash and short-term investments of approximately $34.8 million and $43.5 million, respectively.

        Our operating activities resulted in net cash outflows of $4.7 million in 2002 as compared to $2.1 million in 2001. The operating cash outflows for these periods resulted from significant investments in research and development and sales and marketing, which resulted in operating losses. Additionally, inventory balances increased as raw materials, work in process and finished goods inventory related to our specialty chemicals consumable products were increased as we continue to expand production capabilities in our Glasgow, Scotland production facility and plan for production needs to fulfill long-term supply contracts.

        Net cash used in investing activities was $7.8 million in 2002 compared to $22.8 million in 2001. The cash used in investing activities in 2002 was due primarily to our investment in property, plant and equipment, increased notes receivable and our increase in short-term investments. Notes receivable increased as we entered into a convertible note agreement with Genodyssee S.A., as discussed below. During the remainder of 2002 and 2003 we expect to continue to make significant investments in property, plant and equipment. Our capital expenditures budget for 2002 is approximately $5.0 million, exclusive of our synthetic nucleic acid product facility expansion project, and is expected to relate to general facility and equipment improvements. Plans and budgets for our synthetic nucleic acid product production facility expansion project are being finalized and we currently expect the capital expenditures on this project to be in the $15.0 to $20.0 million range over the next 2 to 3 years. Approximately $6.0 to $7.0 million is expected to be spent in 2002. The facility expansion is being planned in anticipation of the expected growth in our synthetic nucleic acid products business.

        Net cash provided by financing activities was $0.4 million in 2002 compared to $0.1 million in 2001. The financing cash inflows in 2002 were the result of the sale of common stock through the exercise of stock options.

        As of March 31, 2002, as part of our synthetic nucleic acid production expansion project, we have entered into a conditional purchase agreement to buy a 45,000 square foot production facility in Glasgow, Scotland, for approximately $1.8 million. The purchase of this facility is expected to close in the second quarter. Given the current interest rate environment and the expected costs of our planned facility expansion we are currently investigating various financing vehicles for the project including a mortgage for the purchase of the building.

        Additionally, we are party to a number of lease agreements mainly for office, research and development and production facilities. Such lease agreements expire at various dates through 2007.

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

  •
  Cash.

        Genodyssee has been a customer of Transgenomic since July of 2000 purchasing multiple WAVE systems, system upgrades and consumable products. In addition, in December 2001, the Company and Genodyssee entered into a Service Provider Agreement. The Service Provider Agreement is a strategic alliance between Transgenomic and Genodyssee whereby Transgenomic will perform sales and marketing activities in the United States, Europe and Japan for certain analytical services related to nucleic acids which will be performed by Genodyssee. The Service Provider Agreement has an initial term of 3 years and automatically renews for successive 1 year periods until cancelled under the terms of the Agreement. In conjunction with the Service Provider Agreement, the Company entered into a $1.0 Million Revolving Line of Credit Agreement with Genodyssee. Genodyssee will utilize the Line of Credit in managing its cash flows and working capital needs to perform services under the Service Provider Agreement. The outstanding balance of the Line of Credit is not to exceed the lesser of $1.0 million or 25% of the total amount currently due to Genodyssee under customer contracts entered into under the Service Provider Agreement. The Line of Credit carries an annual interest rate of 5% and the same term as the Service Provider Agreement. As of March 31, 2002, there was no balance outstanding on the Line of Credit.

        In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $16.9 million. As part of the purchase price we issued approximately 1.9 million shares of common stock valued at $13.1 million. The remaining purchase price is made up of direct acquisition related expenses of approximately $3.2 million and cash paid in lieu of shares to certain Annovis stockholders of approximately $0.6 million.

        We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements depend on a number of factors, including the level of our research and development activities, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. Given the current interest rate environment and the expected costs of our planned facility expansion in Glasgow, Scotland, we are currently investigating various financing vehicles for the project, including a mortgage for the purchase of the building. Even if we complete our facility expansion using existing cash, we believe that our current cash balances will be sufficient to fund operations through at least fiscal year 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us.

Impact of Inflation

        We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. The Company adopted SFAS No. 142 beginning January 1, 2002. The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. The Company will perform and report the results of the transitional impairment tests in the Company's June 30, 2002, financial statements. The Company is currently in the process of implementing this standard and, other than the impact of discontinuing to amortize goodwill, the Company believes the adoption of SFAS No. 142 will not have a significant impact on the financial statements of the Company.

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

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 develops one accounting model based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of segments of a business. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the definition of discontinued operations. SFAS No. 144 was effective for the Company's fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the financial statements of the Company.

Foreign Currency Rate Fluctuations

        Historically approximately 50% of our net sales have been to customers outside the United States. Most of these sales are completed by our wholly-owned subsidiaries, Transgenomic, Ltd. and Cruachem, Ltd., and are made in their operating currency British pounds sterling, or the Euro. Results of operations for the Company's foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. To further limit our exposure to exchange rate risk all sales quotes issued by Transgenomic, Ltd. are based upon the United States dollar pricing converted at prevailing exchange rates at the time of the quote. Additionally, such quotes have short expiration dates. As a result, although we are subject to exchange rate risk, management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

Forward-looking information

        This report contains a number of "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Many of these forward-looking statements refer to our plans, objective, expectations and intentions, as well as our future financial results. You can identify these forward-looking statements by forward-looking words such as "expects," anticipates," "intends," "plans," "may," "will," "believes," "seeks," "estimates," and similar expressions. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors would include the growth of the markets for DNA analysis technology and consumable products, the acceptance of our technology, our ability to continue to improve our products, the development of competing technologies, and our ability to protect our intellectual property rights.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in the first quarter of 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is presented.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not a party to, and none of our assets or properties are subject to, any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

d)
The amount of net proceeds from our initial public offering was approximately $69.9 million.
Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. We used approximately $3.1 million of the net proceeds for capital expenditures during 2000, an additional $5.7 million during 2001 and an additional $1.4 million in the first three months of 2002. We expect to apply up to $12.0 million of the net proceeds of this offering for capital expenditures during 2002. Such expenditures were made for, and are expected to be made for, general infrastructure investments (i.e. computer equipment, software and leasehold improvements) and production facility improvements and expansion. At March 31, 2002, approximately $32.0 million was invested in cash equivalent investments and in short-term, investment-grade, interest-bearing securities. We expect to use the remaining amount of the net offering proceeds for general working capital needs, including research and development and sales and marketing expenses. The amounts actually expended for each purpose may vary significantly depending upon many factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

(2.1)	Asset Purchase Agreement, dated May 16, 2000 between the Registrant and SD Acquisition Inc. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(2.2)	Agreement and Plan of Merger, dated as of April 30, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.1 to Report on Form 8-K (Registration No. 000-30975) as filed on May 31, 2001)
(2.3)	Addendum to Agreement and Plan of Merger, dated as of May 18, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.2 to Report on Form 8-K (Registration No. 000-30975) as filed on May 31, 2001)
(3.1)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(4)	Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(10.1)	Employment Agreement, dated January 22, 2002, between the Registrant and Keith A. Johnson
(10.2)	Term Loan Agreement, dated February 1, 2002, between the Registrant and Genodyssee S.A. Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
(b)
Reports on Form 8-K

        The Registrant did not file a Report on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
By:	/s/ Gregory J. Duman, Chief Financial Officer (authorized officer and principal financial officer)

May 14, 2002

QuickLinks

INDEX
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statement of Cash Flows (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES