Form 10-Q
period 2002-06-30
TRANSGENOMIC INC
filed 2002-08-14
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number:    000-30975

TRANSGENOMIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	911789357 (I.R.S. Employer Identification No.)
12325 Emmet Street, Omaha, Nebraska (Address of principal executive offices)	68164 (Zip Code)

(402) 452-5400
(Registrant's telephone number, including area code)

        Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90  Yes ☒    No ☐

        As of August 5, 2002, the number of shares of common stock outstanding was 23,478,727 consisting of 23,973,331 shares issued less 494,604 shares of Treasury Stock.

TRANSGENOMIC INC.

INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

Transgenomic, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$6,358	$19,613
Short term investments	18,691	23,913
Accounts receivable—net	10,992	11,248
Inventories	11,899	5,829
Notes receivable	1,885	—
Prepaid expenses and other current assets	2,422	2,273

Total current assets	52,247	62,876
Property & Equipment
Building & equipment	14,787	10,459
Furniture & fixtures	3,260	3,004

Total property & equipment	18,047	13,463
Less: accumulated depreciation	7,121	5,278

Net property & equipment	10,926	8,185
Goodwill	15,275	15,345
Intangible and other assets	5,076	2,880

Total Assets	$83,524	$89,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,828	$2,664
Accrued expenses and other liabilities	3,579	3,306
Accrued compensation	940	1,212

Total current liabilities	8,347	7,182
Commitments and contingencies
Stockholders' Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 23,973,331 and 23,867,907 issued in 2002 and 2001, respectively	240	239
Additional paid-in capital	113,838	113,260
Unearned compensation	(149)	(158)
Accumulated other comprehensive income (loss)	181	(81)
Accumulated deficit	(35,746)	(28,406)

	78,364	84,854
Less: Treasury stock, at cost, 494,604 shares	(3,187)	(2,750)

Total stockholders' equity	75,177	82,104

Total liabilities and stockholders' equity	$83,524	$89,286

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$9,424	$9,545	$19,255	$17,475
Cost of goods sold	4,562	4,137	9,285	7,804

Gross profit	4,862	5,408	9,970	9,671
Operating expenses:
Selling, general and administrative	5,923	5,406	11,822	9,559
Research and development	2,964	2,176	5,736	4,266
Stock based compensation expense	35	52	60	85

	8,922	7,634	17,618	13,910
Loss from operations	(4,060)	(2,226)	(7,648)	(4,239)
Interest income	171	659	423	1,546
Interest expense	(10)	(72)	(10)	(72)
Other income (expense), net	(6)	(2)	(8)	5

	155	585	405	1,479
Loss before income taxes	(3,905)	(1,641)	(7,243)	(2,760)
Income tax expense	76	7	97	16

Net loss	$(3,981)	$(1,648)	$(7,340)	$(2,776)

Basic and diluted weighted average shares outstanding	23,699,047	22,504,309	23,673,084	21,861,060
Net loss per common share—basic and diluted	$(0.17)	$(0.07)	$(0.31)	$(0.13)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(7,340)	$(2,776)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,803	1,376
Non-cash compensation expense	60	85
Other	—	(9)
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	580	(2,428)
Inventories	(5,560)	(1,095)
Prepaid expenses and other current assets	(822)	34
Accounts payable	1,015	943
Accrued expenses	(122)	(38)

Net cash flows from operating activities	(10,386)	(3,908)
Cash Flows from Investing Activities
Purchase of property and equipment	(4,461)	(2,748)
Proceeds from asset sales	—	21
Proceeds from the maturities and sale of available for sale securities	24,285	—
Purchase of available for sale securities	(19,088)	(21,668)
Purchase of business, net of cash acquired	—	(1,854)
Increase in Notes receivable	(1,885)	—
Increase in other assets	(2,193)	(321)

Net cash flows from investing activities	(3,342)	(26,570)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	528	366
Purchase of treasury stock	(437)	—
Repayment of acquired businesses debt	—	(458)

Net cash flows from financing activities	91	(92)
Effect of foreign currency exchange rates on cash	382	13

Net change in cash and cash equivalents	(13,255)	(30,557)
Cash and cash equivalents at beginning of period	19,613	38,193

Cash and cash equivalents at end of period	$6,358	$7,636

Non-cash financing activity:
Issuance of common stock as acquisition consideration	—	$13,084

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data)

A.    CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2001 that are included in the Company's Annual Report on Form 10-K.

        New Accounting Pronouncements    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. The Company adopted SFAS No. 142 beginning January 1, 2002. The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. The Company has performed the transitional goodwill impairment tests and has determined that no impairment exists at the time of adoption of SFAS No. 142. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported Net Income	$(3,981)	$(1,648)	$(7,340)	$(2,776)
ADD: Goodwill Amortization	—	268	—	300

Adjusted Net Income	$(3,981)	$(1,380)	$(7,340)	$(2,476)

Earnings Per Share:
As Reported	$(0.17)	$(0.07)	$(0.31)	$(0.13)
Adjusted	$(0.17)	$(0.06)	$(0.31)	$(0.11)

        Amortization expense for intangible assets was $78 during the six months ended June 30, 2002. The Company expects amortization expense for intangible assets to be $400 for the remainder of fiscal 2002 and approximately $800 in fiscal 2003, $750 in fiscal 2004, $475 in fiscal 2005, $200 in fiscal 2006 and $200 in fiscal 2007.

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the

Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact resulting from the adoption of this standard.

        In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Company's adoption of SFAS No. 144 on January 1, 2002.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard updates and simplifies the existing accounting pronouncements. SFAS No. 145 is effective for Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact resulting from the adoption of this standard.

        In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard addresses accounting and reporting associated with exit or disposal activities. SFAS No. 146 is effective for the Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact resulting from the adoption of this standard.

B.    SHORT TERM INVESTMENTS

        At June 30, 2002 and December 31, 2001, short-term investments consisted of the following:

June 30, 2002	Amortized	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
Commercial paper	$8,037	$5	$—	$8,042
U.S. government agencies	4,392	—	—	4,392
Corporate debt	6,255	2	—	6,257

Total securities available-for-sale	$18,684	$7	$—	$18,691

December 31, 2001	Amortized	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
Commercial paper	$8,782	$10	$—	$8,792
U.S. government agencies	5,774	—	—	5,774
Corporate debt	9,322	25	—	9,347

Total securities available-for-sale	$23,878	$35	$—	$23,913

        Maturities of short-term investments are due within one year.

C.    INVENTORIES

        At June 30, 2002 and December 31, 2001, inventories consist of the following:

	2002	2001
Finished goods	$5,334	$2,335
Raw materials and work in progress	6,279	3,248
Demonstration inventory	536	496

	12,149	6,079
Less long-term demonstration inventory	(250)	(250)

	$11,899	$5,829

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

  •
  Cash.

        In April 2002, pursuant to a Loan and Security Agreement, the Company loaned $0.35 million to Trivera Biotechnology, LLC, located in Ann Arbor, Michigan. The loan proceeds are to be used by Trivera for general corporate purposes. The loan carries an annual interest rate of 6%. The initial term of the loan is 12 months with automatic renewals for successive 6 month terms through April 30, 2007 unless the Company provides written notice of intent not to renew 15 days prior to the end of the initial or any renewal term. All accrued interest is payable in cash and due at the end of the initial term and any subsequent renewal term. The outstanding principal balance is due at the end of the initial term or the last renewal term. Trivera may make repayment of the principal in one of the following forms:

  •
  Cash,

  •
  At the sole election of the Company, voting securities of Trivera equal to 19.9% of the total ownership shares after issuance, or

  •
  A combination of cash and voting securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(3,981)	$(1,648)	$(7,340)	$(2,776)
Unrealized gain (loss) on available for sale securities	18	24	(25)	61
Currency translation adjustments	380	(24)	288	(170)

Total comprehensive loss	$(3,583)	$(1,648)	$(7,077)	$(2,885)

        Stock Options.    During the six months ended June 30, 2002, the Company granted 306,000 options with exercise prices ranging from $6.16 to $9.63 per share. Of the total granted during the first six months, 20,000 options were granted to non-employees under consulting and other service agreements and compensation expense of approximately $51 was recorded associated with these grants. These expense amounts were calculated using the Black-Scholes option pricing model with the following assumptions: no common stock dividends, risk-free interest rate of 3.10%, volatility of 85%, and an expected option life of 1.5 years.

        The following table summarizes activity under the 1997 Stock Option Plan during the six months ended June 30, 2002.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2001	5,133,831	$6.90
Granted	306,000	$7.67
Exercised	81,900	$5.00
Canceled	269,800	$7.95

Balance at June 30, 2002	5,088,131	$6.92

Exercisable at June 30, 2002	2,769,198	$6.18

        The weighted average fair value of options granted during the first six months of fiscal 2002 was $4.27 per share. At June 30, 2002, the weighted average remaining contractual life of options outstanding was 7.0 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first six months of fiscal 2002: no common stock dividends; risk-free interest rates of 5.07%; 85% volatility; and an expected option life of 3 years.

        Pro forma net loss and loss per share for the six months ended June 30, 2002 and 2001, assuming compensation expense for the Stock Option Plan had been determined under SFAS 123, is as follows:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net Loss:
As reported	$(7,340)	$(2,776)
Pro forma	$(8,438)	$(3,548)
Basic and diluted loss per share:
As reported	$(0.31)	$(0.13)
Pro forma	$(0.36)	$(0.16)

F.    INCOME TAXES

        Due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months or six months ended June 30, 2002, based on management's determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three months and six months ended June 30, 2002, the Company recorded current tax expense related to its Japan branch operations.

        As of June 30, 2002, and December 31, 2001, the Company's deferred tax assets were offset by a valuation allowance of approximately $17.5 million and $14.7 million, respectively, due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

G.    ACQUISITIONS AND SALE OF ASSETS

        Effective May 1, 2001, the Company acquired Annovis, Inc, a privately held company, for approximately $16.9 million through the issuance of approximately 1.9 million shares of Transgenomic, Inc. common stock, the payment of approximately $0.6 million in cash in lieu of common stock to certain Annovis stockholders, and the payment of approximately $3.2 million of direct acquisition-related expenses. The acquisition was structured as a merger of Annovis with a subsidiary of the Company and resulted in Annovis becoming a wholly-owned subsidiary of the Company. Included in the total purchase price are costs related to the Company's plan to close the Aston, Pennsylvania, facility and consolidate those operations in Omaha, Nebraska. The anticipated costs to consolidate these operations total $.45 million and consist of employee severance payments, relocation expenses, fixed asset write-offs and other facility closure costs. Annovis is a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid based products and service for the life sciences industry. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

        The Company accounted for this transaction as a purchase. The Company has allocated the excess of the purchase price over the net assets acquired to goodwill. The costs assigned to intangible assets are being amortized on a straight-line basis over a period averaging 10 years. As of June 30, 2002, all identifiable tangible and intangible assets acquired and liabilities assumed have been allocated a portion of the cost equal to their estimated fair values based upon an appraisal from an independent appraiser as follows:

Net tangible assets and liabilities	$1,390
Intangible assets	60
Goodwill	15,463

Total Purchase Price (including direct expenses)	$16,913

        The costs assigned to goodwill have been amortized through December 31 2001, on a straight-line basis over a period of 10 years. On January 1, 2002, the Company implemented Statement of Financial Accounting Standard No. 142. Under these new guidelines goodwill is no longer amortized. The Company's unaudited pro forma results of operations for the six months ended June 30, 2001, assuming the acquisition of Annovis, Inc. occurred as of the beginning of the periods presented are as follows:

Six Months Ended June 30, 2001
Net Sales	$21,589
Net Loss	(3,138)
Basic and diluted loss per share	$(0.14)

        The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations had the acquisition occurred on the dates indicated nor are they indicative of the results of operations for future periods.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes included elsewhere in this filing.

Overview

        We provide innovative solutions for the synthesis, purification and analysis of nucleic acids. Our solutions include automated instrument systems, associated consumables and chemical building blocks for nucleic acid synthesis. Our technologies center around three core competencies: separation chemistries, enzymology and nucleic acid chemistries. We develop, assemble, manufacture and market our products to the life sciences industry to be used in research focused on molecular genetics of humans and other organisms. Such research could lead to development of new diagnostics and therapeutics. Our products can be used to analyze DNA or RNA at the molecular level, amplify, separate and isolate nucleic acid fragments of particular interest and synthesize conventional or chemically-modified nucleic acid molecules. These capabilities are central to research seeking to discover and understand variations in the genetic code, the relationship of these variations to disease and, ultimately, to develop diagnostics and therapeutics based on this understanding. Our business plan is to participate in the value chain associated with these activities by providing key technology, tools, consumables and biochemical reagents to those entities engaged in basic biomedical research and the development of diagnostics and therapeutic agents.

        Revenues are generated from the sale of our principal products, the WAVE System and our consumable products. Since the WAVE System product introduction in 1997 we have sold over 830 instruments to customers in over 30 countries. Revenues from the sale of consumable products increased significantly during the second quarter of 2002, due largely to our acquisition of Annovis, Inc. discussed below, and represented approximately 55% of our net sales as compared to approximately 37% in 2001.

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

        We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At June 30, 2002, we had an accumulated deficit of $35.7 million. Although we expect to continue to incur substantial research and development and selling, general and administrative costs as we continue to expand our operations we also expect these costs as a percentage of sales to decline.

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

        Impairment of Long-Lived Assets    The Company evaluates goodwill for impairment on an annual basis. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management's estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management's assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. No impairment loss has been recognized to date.

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

        Revenue Recognition    Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement, which is generally based on receipt of an unconditional customer order and shipment of product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our research instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument.

Results of Operations

Three Months Ended June 30, 2002 and 2001

        Net Sales.    Net sales decreased 1%, from $9.5 million in 2001 to $9.4 million in 2002. The decrease was the result of decreased sales of our WAVE systems offset by increased sales of consumable products. Total consumable sales increased 44%, from $3.6 million in 2001 to $5.2 million in 2002. Sales of consumables increased largely due to sales of specialty chemical products added through the acquisition of Annovis in May, 2001. Specialty chemical product revenues increased 55% from $2.4 million in 2001 to $3.7 million in 2002. Total revenues from sales of WAVE Systems decreased 29%, from $5.9 million in 2001 to $4.2 million in 2002. The decrease in WAVE system sales was seen mainly in our North American customer base and our commercial and industrial customer base. Systems sold to our North American customers accounted for approximately 22% of system placements during the quarter as compared to between 40% to 50% of systems placements in fiscal years 2000 and 2001. Our commercial and industrial customers accounted for approximately 2% of our system placements during the quarter as compared to between 25% to 35% of system placements in fiscal years 2000 and 2001.

        Cost of Goods Sold.    Cost of goods sold increased 10% from $4.1 million in 2001 to $4.6 million in 2002. Cost of goods sold represented 43% of net sales in 2001, as compared to 48% in 2002. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due to the mix of products sold. Currently our specialty chemical consumable products, which have become a larger component of our total revenues, are sold at lower margins as compared to our WAVE systems. Our WAVE systems cost of goods sold represented 38% of net sales in 2001 as compared to 36% in 2002. WAVE systems cost of goods sold as a percent of sales decreased year over year due to increased sales of our higher margin high throughput system along with the recognition of deferred revenue. Our consumables cost of goods sold represented 52% of net sales in 2001 as compared to 59% in 2002. Our specialty chemical consumable product margins are lower as compared to the prior year mainly due to the following factors, (1) bulk sales pricing to large customers under supply contracts and (2) increased raw material prices. We continue to expand our production capabilities in order to leverage our fixed costs into higher production volumes. We anticipate that this percentage will improve in the future as we refine our systems configurations potentially reducing material costs, as we move to larger scale production of our specialty chemicals and as consumable sales increase thereby spreading our fixed production costs over a larger revenue base.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 9%, from $5.4 million in 2001 to $5.9 million in 2002. The increase is the result of higher personnel and personnel-related expenses, depreciation and bad debt expense offset by a reduction in goodwill amortization, professional services and foreign currency exchange rate gains. Combined these items accounted for over 90% of the total increase.    Direct personnel and personnel related expenses increased as a result of our expanded employee base. Our employee base has increased largely due to the acquisition of Annovis. Depreciation expense has increased due to the acquisition of Annovis and investments in corporate infrastructure assets. Bad debt expense increased as management felt it was appropriate to increase the allowance for bad debt given the Company's increased level of accounts receivable. The decrease in goodwill amortization is the result of the Company adopting Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets. Selling, general and administrative expenses as a percent of net sales was approximately 57% in 2001 and 63% in 2002. While we anticipate selling, general and administrative expenses to increase, in absolute dollars, over the next several years to support our growing marketing, sales and business activities we expect that these expenses will decline as a percentage of sales.

        Research and Development Expenses.    Research and development expenses increased 36%, from $2.2 million in 2001 to $3.0 million in 2002. The increase in these expenses is attributable to increased personnel and personnel related expenses, depreciation and professional service fees. Direct personnel expenses accounted for approximately 77% of the total increase and were due to our expanded employee base. Professional service fees increased as the Company has engaged consultants and collaborators to supplement the activities of our internal research and development personnel. Other increases were attributable to the costs associated with the expanded activities of the staff and the Annovis operations and were offset by amounts capitalized related to the development of software to be used to operate our WAVE systems. During the quarter we capitalized approximately $460,000 in costs related mainly to the development of WAVE Navigator software which reached technological feasibility in the prior year. Research and development expenses represented approximately 23% of net sales in 2001 and approximately 32% of net sales in 2002. While we expect research and development spending to increase, in absolute dollars, over the next several years as we expand our development efforts we expect that these expenses will decline as a percentage of sales.

        Stock Based Compensation.    Stock based compensation expense was $52,000 in 2001 and $35,000 in 2002. This expense reflects the amortization of deferred compensation related to stock options issued.

        Other Income.    Other income, which consists of net interest income and other expense, declined from $585,000 in 2001 to $155,000 in 2002. Interest income for the quarter was $161,000 as compared to $610,000 in 2001. The decrease in interest income is a result of declining interest rates on investments and reductions in our short term investments balances.

        Income Taxes.    No income tax benefit was recorded in 2002 or 2001. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. During the three months ended June 30, 2002, the Company recorded current tax expense related to its Japan branch operations and wrote off certain state tax credits that are no longer collectible. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Six Months Ended June 30, 2002 and 2001

        Net Sales.    Net sales increased 10%, from $17.5 million in 2001 to $19.3 million in 2002. The increase was the result of increased sales of consumable products offset by decreased sales of our WAVE system. Total consumable sales increased 106%, from $4.9 million in 2001 to $10.1 million in 2002. Sales of consumables increased largely due to sales of specialty chemical products added through the acquisition of Annovis in May, 2001. Specialty chemical product revenues increased 204% from $2.4 million in 2001 to $7.3 million in 2002. Total revenues from sales of WAVE Systems decreased 27%, from $12.6 million in 2001 to $9.1 million in 2002. The decrease in WAVE system sales was seen mainly in our North American customer base and our commercial and industrial customer base. Systems sold to our North American customers accounted for approximately 27% of system placements during the first six months as compared to between 40% to 50% of systems placements in fiscal years 2000 and 2001. Our commercial and industrial customers accounted for approximately 5% of our system placements during the first six months as compared to between 25% to 35% of system placements in fiscal years 2000 and 2001.

        Cost of Goods Sold.    Cost of goods sold increased 19% from $7.8 million in 2001 to $9.3 million in 2002. Cost of goods sold represented 45% of net sales in 2001, as compared to 48% in 2002. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due to the mix of products sold. Currently our specialty chemical consumable products, which have become a larger component of our total revenues, are sold at lower margins as compared to our WAVE systems. Our WAVE systems cost of goods sold represented 42% of net sales in 2001 as compared to 36% in 2002. WAVE systems cost of goods sold as a percent of sales decreased year over year due to increased sales of our higher margin high throughput system along with the recognition of deferred revenue. Our consumables cost of goods sold represented 52% of net sales in 2001 as compared to 59% in 2002. Our specialty chemical consumable product margins are lower as compared to the prior year mainly due to the following factors, (1) bulk sales pricing to large customers under supply contracts and (2) increased raw material prices. We continue to expand our production capabilities in order to leverage our fixed costs into higher production volumes. We anticipate that this percentage will improve in the future as we refine our systems configurations potentially reducing material costs, as we move to larger scale production of our specialty chemicals and as consumable sales increase thereby spreading our fixed production costs over a larger revenue base.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 24%, from $9.6 million in 2001 to $11.8 million in 2002. The increase is the result of higher personnel and personnel-related expenses, depreciation and bad debt expense offset by a reduction in goodwill amortization, professional services and foreign currency exchange rate gains. Combined these items accounted for over 90% of the total increase.    Direct personnel and personnel related expenses increased as a result of our expanded employee base. Our employee base has increased largely due to the acquisition of Annovis. Depreciation expense has increased due to the acquisition of Annovis and investments in corporate infrastructure assets. Bad debt expense increased as management felt it was appropriate to increase the allowance for bad debt given the Company's increased level of accounts receivable. The decrease in goodwill amortization is the result of the Company adopting Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets. Selling, general and administrative expenses as a percent of net sales was approximately 55% in 2001 and 61% in 2002. While we anticipate selling, general and administrative expenses to increase, in absolute dollars, over the next several years to support our growing marketing, sales and business activities we expect that these expenses will decline as a percentage of sales.

        Research and Development Expenses.    Research and development expenses increased 35%, from $4.3 million in 2001 to $5.7 million in 2002. The increase in these expenses is attributable to increased personnel and personnel related expenses, depreciation and professional service fees. Direct personnel expenses accounted for approximately 85% of the total increase and were due to our expanded employee base. Professional service fees increased as the Company has engaged consultants and collaborators to supplement the activities of our internal research and development personnel. Other increases were attributable to the costs associated with the expanded activities of the staff and the Annovis operations and were offset by amounts capitalized related to the development of software to be used to operate our WAVE systems. During the first half of 2002 we capitalized approximately $990,000 in costs related mainly to the development of WAVE Navigator software which reached technological feasibility in the prior year. Research and development expenses represented approximately 24% of net sales in 2001 and approximately 30% of net sales in 2002. While we expect research and development spending to increase, in absolute dollars, over the next several years as we expand our development efforts we expect that these expenses will decline as a percentage of sales.

        Stock Based Compensation.    Stock based compensation expense was $85,000 in 2001 and $60,000 in 2002. This expense reflects the amortization of deferred compensation related to stock options issued.

        Other Income.    Other income, which consists of net interest income and other expense, declined from $1.5 million in 2001 to $405,000 in 2002. Interest income for the first six months of 2002 was $423,000 as compared to $1.5 million in 2001. The decrease in interest income is a result of declining interest rates on investments and reductions in our short term investments balances.

        Income Taxes.    No income tax benefit was recorded in 2002 or 2001. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. During the six months ended June 30, 2002, the Company recorded current tax expense related to its Japan branch operations and wrote off certain state tax credits that are no longer collectible. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

        We have experienced net losses and negative cash flows from operations during the past three years. As a result, we had an accumulated deficit of $35.7 million as of June 30, 2002. On July 21, 2000, we issued 5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, warrants and options to purchase shares of common stock have been exercised at various times since our initial public offering providing us with approximately $5.7 million in additional cash. As of June 30, 2002 and December 31, 2001, we had approximately $6.4 million and $19.6 million, respectively, in cash and cash equivalents. In addition, as of June 30, 2002 and December 31, 2001, we had approximately $18.7 million and $23.9 million, respectively, in short-term investments for total cash and short-term investments of approximately $25.0 million and $43.5 million, respectively.

        Our operating activities in the first six months resulted in net cash outflows of $10.4 million in 2002 as compared to $3.9 million in 2001. The operating cash outflows for these periods resulted mainly from our operating losses. Significant investments in research and development and sales and marketing contributed to the operating losses. Additionally, inventory balances increased as raw materials, work in process and finished goods inventory related to our specialty chemicals consumable products were increased as we continue to expand production capabilities and plan for production needs to fulfill long-term supply contracts.

        Net cash used in investing activities in the first six months was $3.3 million in 2002 compared to $26.6 million in 2001. The cash used in investing activities in 2002 was due primarily to our investment in property, plant and equipment, increased notes receivable and our increase in short-term investments. Property, plant and equipment increased in part due to the purchase of a production facility in Glasgow, Scotland, as discussed below. Notes receivable increased primarily as we entered into a convertible note agreement with Genodyssee S.A.. During the remainder of 2002 and 2003 we expect to continue to make significant investments in property, plant and equipment. Our capital expenditures budget for 2002 is approximately $13.0 to $15.0 million which includes $8.0 to $10.0 million for our synthetic nucleic acid product facility expansion project. Plans and budgets for our synthetic nucleic acid product production facility expansion project are being finalized and we currently expect the capital expenditures on this project to be in the $15.0 to $25.0 million range over the next 2 to 3 years. The facility expansion is being planned in anticipation of the expected growth in our synthetic nucleic acid products business.

        Net cash provided by financing activities in the first six months was $91,000 in 2002 compared to net cash used of $92,000 in 2001. The financing cash inflows in 2002 were the result of the sale of common stock through the exercise of stock options, offset by the purchase of treasury stock. In June, 2002, our Board of Directors approved a program to repurchase up to one million shares of our common stock in the open market or in privately negotiated transactions for an aggregate cost of up to $5.0 million, subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. As part of that program, in an unsolicited private transaction on June 26, 2002, we purchased 232,700 shares of our common stock for approximately $437,000. We have entered into this program because we believe our current market valuation is below the Company's intrinsic value and growth prospects going forward. We have no set plan or formula governing when we may purchase additional shares. We will evaluate buying opportunities on a case-by-case basis.

        On May 21, 2002, as part of our synthetic nucleic acid production expansion project, we purchased a 45,000 square foot production facility in Glasgow, Scotland, for approximately $1.8 million in cash. In July, 2002, our Board of Directors authorized us to enter into a financing arrangement with a financial institution secured by the newly-purchased facility. The arrangement, which we expect to close in the near future, would provide us approximately $1.5 million and would bear a fixed annual interest rate of approximately 7%. It would be repayable in monthly installments over a 15 year term.

        Additionally, we are party to a number of lease agreements mainly for office, research and development and production facilities. Such lease agreements expire at various dates through 2007 with annual lease payments of approximately $2.0 million.

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

  •
  Cash.

        Genodyssee has been a customer of Transgenomic since July of 2000 purchasing multiple WAVE systems, system upgrades and consumable products. In addition, in December 2001, the Company and Genodyssee entered into a Service Provider Agreement. The Service Provider Agreement is a strategic alliance between Transgenomic and Genodyssee whereby Transgenomic will perform sales and marketing activities in the United States, Europe and Japan for certain analytical services related to nucleic acids which will be performed by Genodyssee. The Service Provider Agreement has an initial term of 3 years and automatically renews for successive 1 year periods until cancelled under the terms of the Agreement. In conjunction with the Service Provider Agreement, the Company entered into a $1.0 Million Revolving Line of Credit Agreement with Genodyssee. Genodyssee will utilize the Line of Credit in managing its cash flows and working capital needs to perform services under the Service Provider Agreement. The outstanding balance of the Line of Credit is not to exceed the lesser of $1.0 million or 25% of the total amount currently due to Genodyssee under customer contracts entered into under the Service Provider Agreement. The Line of Credit carries an annual interest rate of 5% and the same term as the Service Provider Agreement. As of June 30, 2002, there was no balance outstanding on the Line of Credit.

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

        We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements depend on a number of factors, including the level of our research and development activities, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. Given the current interest rate environment and the expected costs of our planned synthetic nucleic acid production expansion, we are currently investigating various financing vehicles for the project, including a mortgage for the purchase of the building, as described earlier. Even if we complete our facility expansion using existing cash, we believe that our current cash balances will be sufficient to fund operations through at least fiscal year 2003. During or after this period, if our existing cash and short-term investments and cash generated by operations is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us.

Impact of Inflation

        We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. The Company adopted SFAS No. 142 beginning January 1, 2002. The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. The Company has performed the transitional impairment tests and has determined that no impairment exists at the time of adoption of SFAS No. 142.

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact resulting from the adoption of this standard.

        In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Company's adoption of SFAS No. 144 on January 1, 2002.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard updates and simplifies the existing accounting pronouncements. SFAS No. 145 is effective for Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact resulting from the adoption of this standard.

        In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard addresses accounting and reporting associated with exit or disposal activities. SFAS No. 146 is effective for the Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact resulting from the adoption of this standard.

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

Forward-looking information

        This report contains a number of "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Many of these forward-looking statements refer to our plans, objective, expectations and intentions, as well as our future financial results. You can identify these forward-looking statements by forward-looking words such as "expects," anticipates," "intends," "plans," "may," "will," "believes," "seeks," "estimates," and similar expressions. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors would include the growth of the markets for DNA analysis technology and consumable products, the acceptance of our technology, our ability to continue to improve our products and expand production capacity, the development of competing technologies, and our ability to protect our intellectual property rights.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is presented.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not a party to, and none of our assets or properties are subject to, any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

d)
The amount of net proceeds from our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. We used approximately $3.1 million of the net proceeds for capital expenditures during 2000, an additional $5.7 million during 2001 and an additional $4.5 million in the first six months of 2002. We expect to apply up to an additional $9.0 to $11.0 million of the net proceeds of this offering for capital expenditures during 2002. Such expenditures were made for, and are expected to be made for, general infrastructure investments (i.e. computer equipment, software and leasehold improvements) and production facility improvements and expansion. At June 30, 2002, approximately $23.4 million was invested in cash equivalent investments and in short-term, investment-grade, interest-bearing securities. We expect to use the remaining amount of the net offering proceeds for general working capital needs, including research and development and sales and marketing expenses. The amounts actually expended for each purpose may vary significantly depending upon many factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our annual shareholder's meeting was held on May 22, 2002 for the purpose of electing a Class II director, and ratifying the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2002.

        A total of 23,671,821 shares of our common stock were entitled to vote at the meeting and a total of 20,766,246 shares (87.73%) were represented at the meeting, in person or by proxy. The following sets for the results of the voting at the annual meeting:

  1.
  Election of Directors

      Dr. Jeffrey Sklar            For—20,702,914            Withheld—63,332

  2.
  Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2002

      For—20,418,881        Against—314,874        Abstain—32,491        Broker non-vote—0

        Further information regarding these matters is contained in our Proxy Statement dated April 19, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits
(2.1)
Asset Purchase Agreement, dated May 16, 2000 between the Registrant and SD Acquisition Inc. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(2.2)	Agreement and Plan of Merger, dated as of April 30, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.1 to Report on Form 8-K (Registration No. 000-30975) as filed on May 31, 2001)
(2.3)	Addendum to Agreement and Plan of Merger, dated as of May 18, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.2 to Report on Form 8-K (Registration No. 000-30975) as filed on May 31, 2001)
(3.1)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(4)	Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(10.1)	Missives, dated May 17, 2002, between Cruachem Limited (a wholly-owned subsidiary of the Registrant) and Robinson Nugent (Scotland) Limited
(b)
Reports on Form 8-K

        The Registrant did not file a Report on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
August 14, 2002	By:	/s/ Gregory J. Duman Gregory J. Duman, Chief Financial Officer (authorized officer and principal financial officer)

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