Form 10-Q
period 2002-09-30
TRANSGENOMIC INC
filed 2002-11-12
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                              to

Commission file number:    000-30975

TRANSGENOMIC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	911789357 (I.R.S. Employer Identification No.)
12325 Emmet Street, Omaha, Nebraska (Address of principal executive offices)	68164 (Zip Code)

(402) 452-5400
(Registrant's telephone number, including area code)

        Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

        As of November 4, 2002, the number of shares of common stock outstanding was 23,492,047 consisting of 23,986,651 shares issued less 494,604 shares of Treasury Stock.

TRANSGENOMIC INC.

INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

Transgenomic, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$5,796	$19,613
Short-term investments	12,556	23,913
Accounts receivable—net	11,396	11,248
Inventories	13,131	5,829
Notes receivable	1,909	—
Prepaid expenses and other current assets	2,399	2,273

Total current assets	47,187	62,876
Property & Equipment
Building & equipment	16,445	10,459
Furniture & fixtures	4,230	3,004

Total property & equipment	20,675	13,463
Less: accumulated depreciation	8,061	5,278

Net property & equipment	12,614	8,185
Goodwill	15,275	15,345
Intangible and other assets	5,301	2,880

Total Assets	$80,377	$89,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,768	$2,664
Accrued expenses and other liabilities	3,306	3,306
Accrued compensation	1,128	1,212
Current portion of long-term debt	61	—

Total current liabilities	8,263	7,182
Long Term Liabilities
Long-term debt	1,500	—

Total liabilities	9,763	7,182
Stockholders' Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 23,986,651 and 23,867,907 issued in 2002 and 2001, respectively	240	239
Additional paid-in capital	113,883	113,260
Unearned compensation	(113)	(158)
Accumulated other comprehensive income (loss)	246	(81)
Accumulated deficit	(40,455)	(28,406)

	73,801	84,854
Less: Treasury stock, at cost, 494,604 and 261,904 shares in 2002 and 2001, respectively	(3,187)	(2,750)

Total stockholders' equity	70,614	82,104

Total liabilities and stockholders' equity	$80,377	$89,286

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$9,087	$10,254	$28,342	$27,729
Cost of goods sold	4,838	4,591	14,098	12,395

Gross profit	4,249	5,663	14,244	15,334
Operating expenses:
Selling, general and administrative	5,885	5,902	17,704	15,462
Research and development	3,158	2,172	8,904	6,437
Stock-based compensation expense	36	10	95	94

	9,079	8,084	26,703	21,993
Loss from operations	(4,830)	(2,421)	(12,459)	(6,659)
Other income/(expense)
Interest income	128	507	551	2,053
Interest expense	(13)	—	(23)	(72)
Other income (expense), net	—	9	(9)	14

	115	516	519	1,995
Loss before income taxes	(4,715)	(1,905)	(11,940)	(4,664)
Income tax expense	12	5	109	21

Net loss	$(4,727)	$(1,910)	$(12,049)	$(4,685)

Basic and diluted weighted average shares outstanding	23,483,315	23,183,637	23,609,618	22,310,017
Net loss per common share—basic and diluted	$(0.20)	$(0.08)	$(0.51)	$(0.21)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(12,049)	$(4,685)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,848	2,497
Non-cash compensation expense	95	94
Other	—	(9)
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	234	(3,534)
Inventories	(6,715)	(1,548)
Prepaid expenses and other current assets	(539)	(455)
Accounts payable	1,074	(109)
Accrued expenses	(394)	(7)

Net cash flows from operating activities	(15,446)	(7,756)
Cash Flows from Investing Activities
Purchase of property and equipment	(7,214)	(4,349)
Proceeds from asset sales	—	15
Proceeds from the maturities and sale of available for sale securities	30,416	—
Purchase of available for sale securities	(19,088)	(13,944)
Purchase of business, net of cash acquired	—	(1,854)
Increase in notes receivable	(1,909)	—
Increase in other assets	(2,454)	(804)

Net cash flows from investing activities	(249)	(20,936)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	574	468
Purchase of treasury stock	(437)	—
Proceeds from long-term debt	1,561	—
Repayment of acquired businesses debt	—	(458)

Net cash flows from financing activities	1,698	10
Effect of foreign currency exchange rates on cash	180	(64)

Net change in cash and cash equivalents	(13,817)	(28,746)
Cash and cash equivalents at beginning of period	19,613	38,193

Cash and cash equivalents at end of period	$5,796	$9,447

Non-cash financing activity:
Issuance of common stock as acquisition consideration	—	$13,084

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(Tabular amounts in thousands except share and per share data)

A.    CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2001 that are included in the Company's Annual Report on Form 10-K.

Accounting Policies    The Company has clarified its revenue recognition policy to read as follows:

  Revenue Recognition

        Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument.

        During the third quarter of fiscal year 2002, the Company recognized $1.5 million in revenue in a transaction with a customer whereby the product sold, fulfilling the customers purchase order, was shipped to a Company facility at the customer's request. At the time of sale the product was complete, ready for the customers use and segregated from all Company owned inventory. The Company has no additional performance obligations with respect to this product.

        New Accounting Pronouncements    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. The Company adopted SFAS No. 142 beginning January 1, 2002. The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. The Company has performed the transitional goodwill impairment test during the second quarter of 2002 and has determined that no impairment exists at the time of adoption of SFAS No. 142. The Company will complete its annual impairment test during the fourth quarter of 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported Net Loss	$(4,727)	$(1,910)	$(12,049)	$(4,685)
ADD: Goodwill Amortization	—	386	—	686

Adjusted Net Loss	$(4,727)	$(1,524)	$(12,049)	$(3,999)

Loss Per Share:
As Reported	$(0.20)	$(0.08)	$(0.51)	$(0.21)
Adjusted	$(0.20)	$(0.07)	$(0.51)	$(0.18)

        Amortization expense for intangible assets was $122,000 during the nine months ended September 30, 2002. The Company expects amortization expense for intangible assets to be $195,000 for the remainder of fiscal 2002 and approximately $820,000 in fiscal 2003, $830,000 in fiscal 2004, $650,000 in fiscal 2005, $200,000 in fiscal 2006 and 2007.

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact, if any, resulting from the adoption of this standard.

        In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Company's adoption of SFAS No. 144 on January 1, 2002.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard updates and simplifies the existing accounting pronouncements. SFAS No. 145 is effective for Company's fiscal year beginning January 1, 2003. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

        In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard addresses accounting and reporting associated with exit or disposal activities. SFAS No. 146 is effective for the Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact resulting from the adoption of this standard.

B.    SHORT-TERM INVESTMENTS

        At September 30, 2002 and December 31, 2001, short-term investments consisted of the following:

September 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
Commercial paper	$4,546	$2	$—	$4,548
U.S. government agencies	4,415	—	—	4,415
Corporate debt	3,590	3	—	3,593

Total securities available-for-sale	$12,551	$5	$—	$12,556

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
Commercial paper	$8,782	$10	$—	$8,792
U.S. government agencies	5,774	—	—	5,774
Corporate debt	9,322	25	—	9,347

Total securities available-for-sale	$23,878	$35	$—	$23,913

        Maturities of short-term investments are due within one year.

C.    INVENTORIES

        At September 30, 2002 and December 31, 2001, inventories consist of the following:

	2002	2001
Finished goods	$6,795	$2,335
Raw materials and work in progress	6,270	3,248
Demonstration inventory	315	496

	13,380	6,079
Less long-term demonstration inventory	(249)	(250)

	$13,131	$5,829

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

  •
  Shares of GenOdyssee issued as the same type and class and under the same terms and conditions, including share price, as shares issued in a "qualified offering,"

  •
  Shares of GenOdyssee issued based on an independent third party appraisal in the event that a "qualified offering" is not consummated prior to January 31, 2003, or

  •
  Cash.

        In April 2002, pursuant to a Loan and Security Agreement, the Company loaned $350,000 to Trivera Biotechnology, LLC, located in Ann Arbor, Michigan. The loan proceeds are to be used by Trivera for general corporate purposes. The loan carries an annual interest rate of 6%. The initial term of the loan is 12 months with automatic renewals for successive 6 month terms through April 30, 2007, unless the Company provides written notice of intent not to renew 15 days prior to the end of the initial or any renewal term. All accrued interest is payable in cash and due at the end of the initial term and any subsequent renewal term. The outstanding principal balance is due at the end of the initial term or the last renewal term. Trivera may make repayment of the principal in one of the following forms:

  •
  Cash,

  •
  At the sole election of the Company, voting securities of Trivera equal to 19.9% of the total ownership shares after issuance, or

  •
  A combination of cash and voting securities.

E.    LONG TERM DEBT

        During August 2002, Cruachem Ltd., a wholly owned subsidiary of the Company, entered into a long-term mortgage loan with The Royal Bank of Scotland. The principal amount of the loan is £1.0 million, or approximately $1.5 million. Principal and interest are payable in quarterly installments. The loan carries a 15 year term and a fixed annual interest rate of 6.77%. Security for this loan is the Company's 45,000 square foot manufacturing facility located in Glasgow, Scotland that was previously purchased for cash in May 2002. The loan carries certain financial and non-financial covenants that must be met by Cruachem Ltd. that includes a minimum net cash flow requirement. The net book value of the facility was approximately $1.9 million at September 30, 2002.

F.    STOCKHOLDERS' EQUITY AND STOCK OPTIONS

        Other Comprehensive Income    Results of operations for the Company's foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. These translation adjustments, along with unrealized gains and losses on available-for-sale securities, are the Company's only components of other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(4,727)	$(1,910)	$(12,049)	$(4,685)
Unrealized gain (loss) on available for sale securities	30	(32)	(30)	29
Currency translation adjustments	(47)	143	357	(27)

Total comprehensive loss	$(4,744)	$(1,799)	$(11,722)	$(4,683)

        Stock Options    During the nine months ended September 30, 2002, the Company granted 492,000 options with exercise prices ranging from $2.50 to $9.63 per share. The weighted average fair value of options granted during the first nine months of fiscal 2002 was $3.19 per share. At September 30, 2002, the weighted average remaining contractual life of options outstanding was 6.8 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first nine months of fiscal 2002: no common stock dividends; risk-free interest rates of 3.25% to 5.07%; 85% volatility; and an expected option life of 3 years.

        The following table summarizes activity under the 1997 Stock Option Plan during the nine months ended September 30, 2002.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2001	5,133,831	$6.90
Granted	492,000	$5.71
Exercised	(81,900)	$5.00
Canceled	(332,565)	$7.71

Balance at September 30, 2002	5,211,366	$6.76

Exercisable at September 30, 2002	2,950,652	$6.41

        Pro forma net loss and loss per share for the nine months ended September 30, 2002 and 2001, assuming compensation expense for the Stock Option Plan had been determined under SFAS 123, is as follows:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Net Loss:
As reported	$(12,049)	$(4,685)
Pro forma	$(14,028)	$(6,572)
Basic and diluted loss per share:
As reported	$(0.51)	$(0.21)
Pro forma	$(0.59)	$(0.29)

G.    INCOME TAXES

        Due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months or nine months ended September 30, 2002, based on management's determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three months and nine months ended September 30, 2002, the Company recorded current tax expense related to its Japan branch operations.

        As of September 30, 2002, and December 31, 2001, the Company's deferred tax assets were offset by a valuation allowance of approximately $19.4 million and $14.7 million, respectively, due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

H.    ACQUISITION

        Effective May 1, 2001, the Company acquired Annovis, Inc., a privately held company, for approximately $16.9 million through the issuance of approximately 1.9 million shares of Transgenomic, Inc. common stock, the payment of approximately $600,000 in cash in lieu of common stock to certain Annovis stockholders, and the payment of approximately $3.2 million of direct acquisition-related expenses. Annovis is a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid based products and services for the life sciences industry. The acquisition was structured as a merger of Annovis with a subsidiary of the Company and resulted in Annovis becoming a wholly-owned subsidiary of the Company. Included in the total purchase price are costs related to the Company's closure of the Aston, Pennsylvania, facility and consolidation of those operations in Omaha, Nebraska. The costs to consolidate these operations totaled approximately $450,000 and consisted of employee severance payments, relocation expenses, fixed asset write-offs and other facility closure costs. Annovis results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

        The Company accounted for this transaction as a purchase. The Company has allocated the excess of the purchase price over the net assets acquired to goodwill. The costs assigned to intangible assets are being amortized on a straight-line basis over a period averaging 5 years. All identifiable tangible and intangible assets acquired and liabilities assumed have been allocated a portion of the cost equal to their estimated fair values based upon an appraisal from an independent appraiser as follows:

Net tangible assets and liabilities	$1,390
Intangible assets	60
Goodwill	15,463

Total Purchase Price (including direct expenses)	$16,913

        The costs assigned to goodwill have been amortized through December 31 2001, on a straight-line basis over a period of 10 years. On January 1, 2002, the Company implemented SFAS No. 142. Under these new guidelines goodwill is no longer amortized. The Company's unaudited pro forma results of operations for the nine months ended September 30, 2001, assuming the acquisition of Annovis, Inc. occurred as of the beginning of the periods presented are as follows:

Nine Months Ended September 30, 2001
Net Sales	$31,844
Net Loss	$(5,048)
Basic and diluted loss per share	$(0.22)

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

        Revenues are generated from the sale of our principal products, the WAVE® System and our consumable products. Since the WAVE System product introduction in 1997 we have sold over 875 instruments to customers in over 30 countries. Revenues from the sale of consumable products increased significantly during 2002, due largely to our acquisition of Annovis, Inc. discussed below, and represented approximately 54% of our net year-to-date sales as compared to approximately 38% in 2001.

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

        We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At September 30, 2002, we had an accumulated deficit of $40.5 million. We expect to continue to incur substantial research and development and selling, general and administrative costs.

Critical Accounting Policies

        Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgment or estimates may vary under different assumptions or circumstances. The following are certain critical accounting policies that may involve the use of judgment or estimates.

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

        Inventories    Inventories are stated at the lower of cost or market. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process.

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

        Revenue Recognition    Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument.

        During the third quarter of fiscal year 2002, the Company recognized $1.5 million in revenue in a transaction with a customer whereby the product sold, fulfilling the customers purchase order, was shipped to a Company facility at the customer's request. At the time of sale the product was complete, ready for the customers use and segregated from all Company owned inventory. The Company has no additional performance obligations with respect to this product.

Results of Operations

Three Months Ended September 30, 2002 and 2001

        Net Sales    Net sales decreased 11%, to $9.1 million in 2002 from $10.3 million in 2001. Total revenues from sales of WAVE Systems decreased 15%, to $4.0 million in 2002 from $4.7 million in 2001. The decrease in WAVE System sales was seen mainly in our North American customer base and our commercial and industrial customer base. Systems sold to our North American customers accounted for approximately 29% of system placements during the quarter as compared to between 40% to 50% of systems placements in fiscal years 2000 and 2001. Our commercial and industrial customers accounted for approximately 7% of our system placements during the quarter as compared to between 25% to 35% of system placements in fiscal years 2000 and 2001. Total consumable sales decreased 8%, to $5.1 million in 2002 from $5.6 million in 2001. Sales of consumables decreased due to timing of sales of specialty chemical products. Specialty chemical product revenues decreased 11% to $3.7 million in 2002 from $4.1 million in 2001. The decrease in specialty chemical product revenues is mainly the result of the postponement of fulfillment of certain purchase orders by one customer due to technical issues. We continue to work with this customer to resolve this issue and expect to continue as a significant supplier to this customer.

        Cost of Goods Sold    Cost of goods sold increased 5% to $4.8 million in 2002 from $4.6 million in 2001. Cost of goods sold represented 53% of net sales in 2002, as compared to 45% in 2001. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due to the mix of products sold. Currently our specialty chemical consumable products, which have become a larger component of our total revenues, are sold at lower margins as compared to our WAVE Systems and WAVE related consumables. Our WAVE Systems cost of goods sold represented 45% of net sales in 2002 as compared to 39% in 2001. WAVE Systems cost of goods sold as a percent of sales increased year over year due mainly to increased raw material and manufacturing costs. Our consumables cost of goods sold represented 59% of net sales in 2002 as compared to 50% in 2001. Our specialty chemical consumable product margins are lower as compared to the prior year mainly due to the following factors, (1) bulk sales pricing to large customers under supply contracts, (2) increased raw material prices and (3) higher fixed production costs associated with our expansion projects. We continue to expand our production capabilities in order to leverage our fixed costs into higher production volumes. We anticipate that this percentage will improve in the future as we refine our systems configurations potentially reducing material costs, as we move to larger scale production of our specialty chemicals and as sales increase thereby spreading our fixed production costs over a larger revenue base.

        Selling, General and Administrative Expenses    Selling, general and administrative expenses were flat year over year at $5.9 million in 2002 and 2001. Higher personnel and personnel-related expenses were offset by foreign currency exchange rate gains and a reduction in goodwill amortization and professional services expenses. Direct personnel and personnel related expenses increased as a result of our expanded employee base. The decrease in goodwill amortization is the result of the Company adopting Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets. Selling, general and administrative expenses as a percent of net sales were approximately 65% in 2002 and 58% in 2001.

        Research and Development Expenses    Research and development expenses increased 45%, to $3.2 million in 2002 from $2.2 million in 2001. The increase in these expenses is attributable to increased personnel and personnel-related expenses, supplies expense and decreased capitalized software development costs. Direct personnel expenses accounted for approximately 54% of the total increase and were due to our expanded employee base. Supplies expense increased in support of the activities of our research and development personnel. Capitalized software development costs declined approximately 45% in 2002 as the activities to develop new software to be used to operate our WAVE Systems neared completion. Other increases were attributable to the costs associated with the expanded activities of the staff. During the quarter we capitalized approximately $245,000 in costs related mainly to the development of WAVE Navigator™ software that reached technological feasibility in the prior year. Research and development expenses represented approximately 35% of net sales in 2002 and approximately 21% of net sales in 2001.

        Stock-based Compensation    Stock-based compensation expense was $36,000 in 2002 and $10,000 in 2001. This expense reflects the amortization of deferred compensation related to stock options issued.

        Other Income    Other income, which consists of interest income, interest expense and other expense, declined to $115,000 in 2002 from $516,000 in 2001. Interest income for the quarter was $128,000 as compared to $507,000 in 2001. The decrease in interest income is a result of declining interest rates on investments and reductions in our short-term investments balances.

        Income Taxes    No income tax benefit was recorded in 2002 or 2001. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the inability to utilize any additional losses as carrybacks. During the three months ended September 30, 2002, the Company recorded current tax expense related to its Japan branch operations. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Nine Months Ended September 30, 2002 and 2001

        Net Sales    Net sales increased 2%, to $28.3 million in 2002 from $27.7 million in 2001. Total revenues from sales of WAVE Systems decreased 24%, to $13.1 million in 2002 from $17.3 million in 2001. The decrease in WAVE System sales was seen mainly in our North American customer base and our commercial and industrial customer base. Systems sold to our North American customers accounted for approximately 27% of system placements during the first nine months as compared to between 40% to 50% of systems placements in fiscal years 2000 and 2001. Our commercial and industrial customers accounted for approximately 6% of our system placements during the first nine months as compared to between 25% to 35% of system placements in fiscal years 2000 and 2001. Total consumable sales increased 46%, to $15.3 million in 2002 from $10.5 million in 2001. Sales of consumables increased largely due to sales of specialty chemical products added through the acquisition of Annovis in May 2001. Specialty chemical product revenues increased 69% to $10.9 million in 2002 from $6.4 million in 2001.

        Cost of Goods Sold    Cost of goods sold increased 12% to $14.1 million in 2002 from $12.4 million in 2001. Cost of goods sold represented 50% of net sales in 2002, as compared to 45% in 2001. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due to the mix of products sold. Currently our specialty chemical consumable products, which have become a larger component of our total revenues, are sold at lower margins as compared to our WAVE Systems. Our WAVE Systems cost of goods sold represented 39% of net sales in 2002, as compared to 41% in 2001. WAVE Systems cost of goods sold as a percent of sales decreased year over year due to increased sales of our higher margin high throughput system along with increased service plan revenue. Our consumables cost of goods sold represented 59% of net sales in 2002, as compared to 51% in 2001.

Our specialty chemical consumable product margins are lower as compared to the prior year mainly due to the following factors, (1) bulk sales pricing to large customers under supply contracts, (2) increased raw material prices and (3) higher fixed production costs associated with our expansion projects. We continue to expand our production capabilities in order to leverage our fixed costs into higher production volumes. We anticipate that this percentage will improve in the future as we refine our systems configurations potentially reducing material costs, as we move to larger scale production of our specialty chemicals and as consumable sales increase thereby spreading our fixed production costs over a larger revenue base.

        Selling, General and Administrative Expenses    Selling, general and administrative expenses increased 14% to $17.7 million in 2002 from $15.5 million in 2001. The increase is the result of higher personnel and personnel-related expenses, depreciation, insurance and bad debt expense offset by foreign currency exchange rate gains and a reduction in goodwill amortization and professional services. Direct personnel and personnel related expenses increased as a result of our expanded employee base. Our employee base has increased largely due to the acquisition of Annovis. Depreciation expense has increased due to the acquisition of Annovis and investments in corporate infrastructure assets. Bad debt expense increased as management determined it was appropriate to increase the allowance for bad debt given the Company's increased level of accounts receivable. The decrease in goodwill amortization is the result of the Company adopting SFAS No.142, Goodwill and Other Intangible Assets. Selling, general and administrative expenses as a percent of net sales were approximately 62% in 2002 and 56% in 2001.

        Research and Development Expenses    Research and development expenses increased 38% to $8.9 million in 2002 from $6.4 million in 2001. The increase in these expenses is attributable to increased personnel and personnel related expenses, depreciation, supplies expense and professional service fees. Direct personnel expenses accounted for approximately 62% of the total increase and were due to our expanded employee base. Professional service fees increased as the Company has engaged consultants and collaborators to supplement the activities of our internal research and development personnel. Other increases were attributable to the costs associated with the expanded activities of the staff and the Annovis operations and were offset by amounts capitalized related to the development of software to be used to operate our WAVE Systems. During the first nine months of 2002 we capitalized approximately $1.2 million, as compared to approximately $440,000 in 2001, in costs related mainly to the development of WAVE Navigator software, which reached technological feasibility in the prior year. Research and development expenses represented approximately 31% of net sales in 2002 and approximately 23% in 2001.

        Stock-based Compensation    Stock-based compensation expense was $95,000 in 2002 and $94,000 in 2001. This expense reflects the amortization of deferred compensation related to stock options issued.

        Other Income    Other income, which consists of interest income, interest expense and other expense, declined to $519,000 in 2002 from $2.0 million in 2001. Interest income for the first nine months of 2002 was $550,000 as compared to $2.1 million in 2001. The decrease in interest income is a result of declining interest rates on investments and reductions in our short-term investments balances.

        Income Taxes    No income tax benefit was recorded in 2002 or 2001. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the inability to utilize any additional losses as carrybacks. During the nine months ended September 30, 2002, the Company recorded current tax expense related to its Japan branch operations and wrote off certain state tax credits that are no longer collectible. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

        We have experienced net losses and negative cash flows from operations. As a result, we had an accumulated deficit of $40.5 million as of September 30, 2002. On July 21, 2000, we issued 5,152,000 shares of common stock in our initial public offering at $15.00 per share. After payment of the underwriters' discounts and commissions and other expenses, we received net proceeds of approximately $69.9 million from this offering. In addition, warrants and options to purchase shares of common stock have been exercised at various times since our initial public offering providing us with approximately $5.7 million in additional cash. As of September 30, 2002 and December 31, 2001, we had approximately $5.8 million and $19.6 million, respectively, in cash and cash equivalents. In addition, as of September 30, 2002 and December 31, 2001, we had approximately $12.6 million and $23.9 million, respectively, in short-term investments for total cash and short-term investments of approximately $18.4 million and $43.5 million, respectively.

        Our operating activities in the first nine months resulted in net cash outflows of $15.4 million in 2002 as compared to $7.8 million in 2001. The operating cash outflows for these periods resulted mainly from our operating losses. Significant investments in research and development and sales and marketing contributed to the operating losses. Additionally, inventory balances increased as raw materials, work in process and finished goods inventory related to our specialty chemicals consumable products were increased as we continue to expand production capabilities and plan for production needs to fulfill long-term supply contracts.

        Net cash used in investing activities in the first nine months was $249,000 in 2002 compared to $20.9 million in 2001. The cash used in investing activities in 2002 was due primarily to our investment in property, plant and equipment, increased notes receivable and other long-term assets offset by a decrease in short-term investments. Property, plant and equipment expenditures were $7.2 million and were mainly related to our synthetic nucleic acid product facility expansion project in Glasgow, Scotland, as discussed below, and our liquid chemical production facility expansion in Omaha, Nebraska. Notes receivable increased $1.9 million primarily as we entered into a convertible note agreement with GenOdyssee S.A.. During the remainder of 2002 and 2003 we expect to continue to make significant investments in property, plant and equipment. During the remainder of 2002 we expect to spend an additional $3.0 to $5.0 million for our synthetic nucleic acid production facility expansion projects in Glasgow, Scotland and Boulder, Colorado. Plans and budgets for these projects are being formulated in phases. It is our intention to initiate the phased expansions when we have identified specific business opportunities that would require such expansion. The initial phases of these projects are expected to be completed in early 2003. Such expenditures for the initial phases in 2003 are expected to be $3.0 to $5.0 million. We currently expect the capital expenditures on remaining phases of these projects to be in the $12.0 to $22.0 million range. Timing of such expenditures is dependant upon many factors including market demand and financing sources. These facility expansion projects are being planned in anticipation of the expected growth in our synthetic nucleic acid products business.

        Net cash provided by financing activities in the first nine months was $1.7 million in 2002 compared to $10,000 in 2001. The financing cash inflows in 2002 were the result of the sale of common stock through the exercise of stock options and proceeds received from long-term debt collateralized by our production facility in Glasgow offset by the purchase of treasury stock. In June 2002, our Board of Directors approved a program to repurchase up to one million shares of our common stock in the open market or in privately negotiated transactions for an aggregate cost of up to $5.0 million, subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. As part of that program, in an unsolicited private transaction on June 26, 2002, we purchased 232,700 shares of our common stock for approximately $437,000. We have entered into this program because we believe our current market valuation is below the Company's intrinsic value and growth prospects going forward. We have no set plan or formula governing when we may purchase additional shares. We will evaluate buying opportunities on a case-by-case basis.

        On May 21, 2002, as part of our synthetic nucleic acid production expansion project, we purchased a 45,000 square foot production facility in Glasgow, Scotland, for approximately $1.8 million in cash. In July 2002, our Board of Directors authorized us to enter into a financing arrangement with a financial institution secured by the newly-purchased facility. In August 2002, we closed a long-term loan with The Royal Bank of Scotland and received proceeds of approximately $1.5 million. The debt bears a fixed annual interest rate of 6.77% and is repayable in quarterly installments over a 15 year term.

        We are a party to a number of lease agreements mainly for office, research and development and production facilities. Such lease agreements expire at various dates through 2008 with annual lease payments of approximately $2.3 million in 2003 declining to less than $1.0 million in 2007. In August 2002, we entered into a 5 year lease for a 33,500 square foot specialty chemical production facility in Boulder, Colorado. Lease payments begin in November 2002. Capital expenditures to build out and equip the facility will be incurred mainly during the remainder of 2002 and 2003. Such expenditures are included in the expected capital expenditures previously discussed.

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

  •
  Cash.

        GenOdyssee has been a customer of Transgenomic since July of 2000 purchasing multiple WAVE Systems, system upgrades and consumable products. In addition, in December 2001, the Company and GenOdyssee entered into a Service Provider Agreement. The Service Provider Agreement is a strategic alliance between Transgenomic and GenOdyssee whereby Transgenomic will perform sales and marketing activities in the United States, Europe and Japan for certain analytical services related to nucleic acids which will be performed by GenOdyssee. The Service Provider Agreement has an initial term of 3 years and automatically renews for successive 1 year periods until cancelled under the terms of the Agreement. In conjunction with the Service Provider Agreement, the Company entered into a $1.0 Million Revolving Line of Credit Agreement with GenOdyssee. GenOdyssee will utilize the Line of Credit in managing its cash flows and working capital needs to perform services under the Service Provider Agreement. The outstanding balance of the Line of Credit is not to exceed the lesser of $1.0 million or 25% of the total amount currently due to GenOdyssee under customer contracts entered into under the Service Provider Agreement. The Line of Credit carries an annual interest rate of 5% and the same term as the Service Provider Agreement. As of September 30, 2002, there was no balance outstanding on the Line of Credit.

        In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $16.9 million. As part of the purchase price we issued approximately 1.9 million shares of common stock valued at $13.1 million. The remaining purchase price is made up of direct acquisition related expenses of approximately $3.2 million and cash paid in lieu of shares to certain Annovis stockholders of approximately $600,000.

        We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements for operations depend on a number of factors, including the level of our research and development activities, market acceptance of our products, the resources we devote to developing and supporting our products, normal capital expenditures and other factors. We believe that our current cash balances will be sufficient to fund operations, exclusive of capital expenditures, through at least fiscal year 2003. Capital expenditures for production expansion projects have been planned in phases. It is our intention to initiate the phased expansions when we have identified specific business opportunities that would require such expansion. We may elect to advance these phases ahead of the business opportunities if we can obtain additional financing on favorable terms. We are currently investigating various financing vehicles for these projects. During or after this period, if our existing cash and short-term investments and cash generated by operations is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us.

Impact of Inflation

        We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. The Company adopted SFAS No. 142 beginning January 1, 2002. The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. The Company has performed the transitional goodwill impairment test during the second quarter of 2002 and has determined that no impairment exists at the time of adoption of SFAS No. 142. The Company will complete its annual impairment test during the fourth quarter of 2002.

        In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Company's fiscal year beginning January 1, 2003. The Company has not quantified the impact, if any, resulting from the adoption of this standard.

        In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of the Company's adoption of SFAS No. 144 on January 1, 2002.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard updates and simplifies the existing accounting pronouncements. SFAS No. 145 is effective for Company's fiscal year beginning January 1, 2003. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

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

Item 4.    Controls and Procedures

        A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not a party to, and none of our assets or properties are subject to, any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

d)
The amount of net proceeds from our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. We used approximately $3.1 million of the net proceeds for capital expenditures during 2000, an additional $5.7 million during 2001 and an additional $7.2 million in the first nine months of 2002. We expect to apply up to an additional $3.0 to $5.0 million of the net proceeds of this offering for capital expenditures during 2002. Such expenditures were made for, and are expected to be made for, general infrastructure investments (i.e. computer equipment, software and leasehold improvements) and production facility improvements and expansion. At September 30, 2002, approximately $18.4 million was invested in cash equivalent investments and in short-term, investment-grade, and interest-bearing securities. We expect to use the remaining amount of the net offering proceeds for general working capital needs, including research and development and sales and marketing expenses. The amounts actually expended for each purpose may vary significantly depending upon many factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits
(2.1)
Asset Purchase Agreement, dated May 16, 2000, between the Registrant and SD Acquisition, Inc. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(2.2)
Agreement and Plan of Merger, dated as of April 30, 2001, among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.1 to Report on Form 8-K (Registration No. 000-30975) as filed on May 31, 2001)
(2.3)
Addendum to Agreement and Plan of Merger, dated as of May 18, 2001, among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.2 to Report on Form 8-K (Registration No. 000-30975) as filed on May 31, 2001)
(3.1)
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)
(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(4)	Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(10.1)
Missives, dated May 17, 2002, between Cruachem Limited (a wholly-owned subsidiary of the Registrant) and Robinson Nugent (Scotland) Limited (incorporated by reference to Exhibit 10.1 to report on Form 10-Q (Registration No. 000-30975) as filed on August 14, 2002)
(10.2)	Agreement between The Royal Bank of Scotland plc and Cruachem Limited, dated August 18, 2002
(10.3)	Standard Security by Cruachem Limited in Favour of The Royal Bank of Scotland plc, dated August 13, 2002
(10.4)	Lease Agreement by and between Yew Tree Investments LTD., LLLP and Transgenomic, Inc., dated August 23, 2002
(b)
Reports on Form 8-K

        The Registrant filed a Report on Form 8-K on August 14, 2002, reporting the submission of the Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 under items 7 and 9 thereof.

        The Registrant filed a Report on Form 8-K on July 10, 2002, reporting the authorization by the Board of Directors of the repurchase of up to 1,000,000 shares of common stock under items 5 and 7 thereof.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
November 12, 2002	By:	/s/ GREGORY J. DUMAN Gregory J. Duman, Chief Financial Officer (authorized officer and principal financial officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Collin J. D'Silva, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Transgenomic, Inc. (the Registrant);

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ COLLIN J. D'SILVA Collin J. D'Silva, Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Gregory J. Duman, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Transgenomic, Inc. (the Registrant);

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6.
  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ GREGORY J. DUMAN Gregory J. Duman, Chief Financial Officer

QuickLinks

INDEX
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER