Form 10-K
period 2002-12-31
TRANSGENOMIC INC
filed 2003-03-31
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 000-30975

TRANSGENOMIC, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1789357
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
12325 Emmet Street Omaha, NE 68164	68164
(Address of Principal Executive Offices)	(Zip Code)

(402) 452-5400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / /    No /x/

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on the last business day of the registrant's most recently completed second fiscal quarter was approximately $34,400,000.

        As of March 24, 2003, the registrant had 23,532,049 shares of Common Stock outstanding that consist of 24,026,653 shares issued less 494,604 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 2002 Proxy Statement relating to the Registrant's May 21, 2003 Annual Stockholders Meeting are incorporated by reference into Part III.

TRANSGENOMIC, INC.
Index to Form 10-K for the Fiscal Year Ended December 31, 2002

        This Form 10-K references the following trademarks which are the property of Transgenomic: DNASEP®, GUARD-DISC®, WAVE®, WAVEMAKER®, TRANSFORMING THE WORLD®, TRANSGENOMIC®, TRANSGENOMIC and DESIGN® and TRANSGENOMIC GLOBE LOGO®; OLIGOSEP™, OPTIMASE™, RNASEP™, WAVE OPTIMIZED™, WAVE-MD™, WAVE NAVIGATOR™, THE POWER OF DISCOVERY™, and MutuationDiscovery.com™. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

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

Item 1.    Business.

Overview

        We provide innovative products and services for the synthesis, purification and analysis of nucleic acids. Our products include automated instrument systems, associated consumables, chemical building blocks for nucleic acid synthesis and synthesized nucleic acids. Our service offerings include genetic variation discovery services, novel chemistry development services and custom synthesis of nucleic acids. Our business strategy is to align our product and service offerings with the evolution of genetic advancements and to become a major supplier of products and services to researchers, medical institutions, diagnostic and pharmaceutical companies. Specifically, our strategy is to

  •
  Establish the WAVE system as the industry standard in the genetic research market thereby expanding the installed base of systems and related consumable sales, and

  •
  Position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics thereby allowing us to participate in future successes of products derived from the expanding knowledge of genomics.

        Our technologies center around three core competencies: separation chemistries, enzymology, and nucleic acid chemistries.

  Separations Chemistries

        Our separation chemistries competency consists of expertise in developing novel chemical compounds tailored to interact with samples of interest. Specifically, this interaction involves binding of the total sample to the compound followed by a selective release of individual components of the sample. This release is induced by the introduction of other factors, such as chemical reagents, temperature changes, and pressure changes. The separation compound is coated on the surface of microscopic polymer beads and packed in a column. The interaction and separation occurs within the tube as the sample is pumped through it. We currently have novel chemistries for separating nucleic acids, proteins, peptides, amino acids and carbohydrates.

        One of our significant separation technologies is currently embodied in the WAVE System. The WAVE System is a versatile instrument that can be used for variation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. Because of this versatility, the WAVE System can essentially replace the use of traditional gel electrophoresis in the molecular biology laboratory. Our patented technology uses a process known as high performance liquid chromatography to separate DNA material so that genetic variation may be identified and analyzed. In this process, DNA is injected into a special tube or column containing microscopic polymer beads. These micro-beads have special surface chemistries that cause the DNA molecules to attach to the surface of the beads. A chemical reagent is then pumped through the column under carefully controlled pressure and temperature conditions causing the DNA molecules to be selectively released from the beads so that they can be separated and measured. Our proprietary software controls the entire process and produces the results of the operation in an easy-to-read chart format. Once the DNA sample is loaded into the instrument and necessary data is entered into the software, the process requires virtually no additional input from the researcher. By using our patented DNASep®, OLIGOSep® and RNASep® columns and specifically formulated reagents that we have developed for various applications, the researcher is able to achieve a consistent high-quality result. Our WAVE system may be designed in the future to meet the needs of the emerging molecular diagnostics market.

        Additionally, the WAVE System requires the use of various consumable products that we manufacture and sell separately. As more WAVE Systems are sold, we expect that these consumable products will become an increasingly significant source of revenue for us. The principal consumable products used with the WAVE System are the DNASep, OLIGOSep and RNASep columns and the chemical reagents that are used to carry the DNA samples through the WAVE System. Other consumables include filters and other replacement parts of the WAVE System.

  Enzymology

        Our second core competency is expertise in developing novel enzymes. Enzymes are proteins that act as catalysts for biochemical reactions. One such reaction useful in genomics is the cleavage of DNA into defined fragments at specific points, accomplished by the use of restriction enzymes. Another example is the formation of DNA or RNA from precursor substances in the presence of pre-existing DNA or RNA acting as a template. Enzymes that catalyze this reaction are called polymerases. The ability to develop enzymes useful in the experimental manipulation of genes provides powerful tools for producing genetic material in the form needed for further analysis or incorporation into diagnostics and therapeutics. One of our current enzymology offerings is called Optimase. Optimase polymerase is a novel enzyme unique to Transgenomic that was developed specifically to meet the needs of customers with post polymerase chain reaction (PCR) applications such as the WAVE system. Although this product may be used for any PCR application it was specifically developed to be used with a WAVE system. Optimase, used in conjunction with our WAVE optimized consumables, provides superior testing results and extends the life of our DNASep, OligoSep or RNASep columns. This product is expected to further expand our sales of consumable products to WAVE system users and may also be sold for other PCR applications.

  Nucleic Acid Chemistries

        Our third core competency, nucleic acid chemistries, stems in part from our 2001 acquisition of Annovis, Inc. Our Synthetic Nucleic Acid products consist of chemical building blocks ("phosphoramidites"), fluorescent markers and dyes, associated reagents, oligonucleotides and oligomimetics. These products are currently being sold to research organizations, diagnostic companies and pharmaceutical companies. The majority of our synthetic nucleic acid revenues are currently generated through the sale of phosphoramidite products that are produced in our Glasgow, Scotland facility. We are in the process of completing a new production facility in Boulder, Colorado that will be able to further process phosphoramidite products into synthesized oligonucleotides in large quantities. This facility will also provide process development, enhancement and unique chemistry development services. We expect demand for phosphoramidites and synthesized oligonucleotides to increase over the next several years as biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics experience product successes. Finally, our nucleic acid chemistry capabilities also include expertise in the ability to produce related specialty chemicals, such as molecular tags, dyes, quenchers, linkers, and solvents used to modify nucleic acids for subsequent detection, or manipulation.

        The Company's internet address is www.transgenomic.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission.

Industry Background

Genomics-Based Research, Diagnostics and Therapeutics

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

Synthetic Nucleic Acids

        Synthetic nucleic acid molecules—commonly referred to as oligonucleotides—are necessary consumable reagents for numerous DNA-based analytical methods, diagnostic methods, and therapeutic products.

Genomics-based Diagnostics

        Once a relationship is established between a particular genetic variation(s) and a disease it becomes possible to look for the specific genetic variation(s) or other biomarkers as a way of diagnosing a person's susceptibility to the disease or the actual presence of the disease.

Genomics-based Therapeutics

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

        Clinical Trials—After a lead drug candidate has been identified, and its safety and efficacy has been demonstrated in animal models, testing must be performed on human subjects. Genetic variation among patients can impact drug efficacy as well as the likelihood of adverse drug reactions. It has been suggested that study of these effects should be incorporated into the clinical trial process. The relatively new segment of genomics called pharmacogenetics studies the impact genetic variation has on the safety and efficacy of drugs.

Business Strategy

        Our business strategy is to align our product and service offerings with the evolution of genetic advancements and to become a major supplier of products and services to researchers, medical institutions, diagnostic and pharmaceutical companies. Genetic advancements have been and continue to develop over time. The movement along the genomics continuum and related market opportunities has shifted from gene discovery to analysis of variations in gene sequences. From these variations researchers are beginning to link the impacts to associated disorders and diseases that further lead to the creation of diagnostic tests and appropriate therapeutic treatments and drugs.

        Key elements of our strategy are as follows:

  •
  Establish the WAVE System as the Industry Standard.    We have focused our marketing efforts on large well-known government, academic and commercial research institutions to establish the WAVE System as the industry standard for variation analysis. We believe we are the first to bring high performance DNASep micro-bead technology to the market and have sold instruments to key genomics researchers to gain validation of our technology, which has resulted in the publication of over 500 articles in numerous scientific journals discussing the WAVE technology. Our current installed base includes several hundred customers with a total of nearly 1,000 installed systems. We intend to leverage the documented success of our customers to continue to introduce our technology to new users and new markets.

  •
  Penetrate New Markets.    Our WAVE System may be used for purposes other than genetic variation discovery research. These other potential uses represent additional market opportunities that we intend to pursue. For example, a potential new market for the WAVE System will be the genetic screening and diagnostics market. Additional market opportunities exist in the fields of pathogen identification, bioterrorism and plant genetics. We continue to develop new applications and further improvements for the WAVE and other complementary technologies.

  •
  Position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics.    Our partnering strategy is to seek out those companies who show the potential to have consistent success in the relatively new area of developing commercially viable genomic-based diagnostic and therapeutic products. We have begun to seek out partners with whom we will develop and manufacture novel chemistries. In positioning ourselves to partner with such companies we have attracted world-class nucleic acid chemistry expertise and are in the process of completing and qualifying a cGMP (Good Manufacturing Process) oligonucleotide manufacturing facility in Boulder, Colorado. This partnering strategy may result in varying demand for the products and services we seek to provide depending largely on the success of the biopharmaceutical and pharmaceutical companies involved in developing such products.

  •
  Become the Principal Supplier of Specialty Synthetic Nucleic Acids.    Our Synthetic Nucleic Acid products are used in large quantities by a variety of commercial entities. In conjunction with aligning our new products and solutions with the genomics continuum our strategy also includes vertical expansion of our synthetic nucleic acid solution components whereby we intend to produce more of the components of the phosphoramidite chain starting from the raw material (nucleosides), to intermediates (trityls), to phosphoramidites, to the end oligonucleotide product.

        In support of our business strategy the following key milestones were achieved during 2002:

  •
  BioSystems

  •
  Launched WAVE MD platform,

  •
  Launched Mutationdiscovery.com™,

    •
    Launched Optimase polymerase,

  •
  Nucleic Acids

  •
  Expanded production capacity at two sites,

  •
  Initiated cGMP oligonucleotide/oligomimetic manufacturing project,

  •
  Corporate

  •
  Developed and implemented a corporate restructuring to better align the Company's expense structure with current business prospects.

Research and Development

        We maintain an active program of research and development and expect to continue to spend significant amounts on research and development in 2003. Our research and development activities include the improvement of the DNA separation media used in our columns, the refinement of the hardware and software components of the WAVE System, the creation of unique enzymes and WAVE optimized enzymes for PCR and the improvement of chemical and biochemical reaction techniques for synthetic nucleic acids. We consult with several leading scientists from around the world as part of our ongoing research and development efforts. These advisors assist us in formulating our research, development, and commercialization strategies.

        Our WAVE system related research and development work is focused on developing additional functionality in the WAVE System that will enable us to expand the number of applications thereby making the system an essential tool in genetic research. We are also developing improved methods and procedures to enable researchers to use the WAVE System to screen biological samples for genetic markers known to be disease related. We are working to make the screening process faster and more automated through the development of new software and improved separation media and instrumentation.

        Our Synthetic Nucleic Acid related research is focused on process and chemistry improvements in order to achieve greater quality and yields in the manufacture of chemical building blocks and the synthesis of oligonucleotides. We are also involved in the development of new synthetic nucleic acid chemistries for various applications in research, diagnostic and therapeutic markets.

Sales and Marketing

        We currently sell our products in major markets, specifically the U.S., the U.K. and most countries in Western Europe, with a direct sales and support staff. For the rest of the world, we sell our products through dealers and distributors located in those local markets. As of December 31, 2002, we had over 25 dealers and distributors. We also maintain regionally-based technical support staffs and applications scientists to support our sales and marketing activities throughout the U.S., Europe and Japan. See Note L, "Operating Segment and Geographical Information," to our consolidated financial statements for a summary of our net sales by geographic area and product group.

        Our marketing efforts utilize a variety of promotional channels including print advertisements, scientific conferences, trade shows and Internet browser ads. The primary targets of our marketing efforts are life sciences researchers and medical geneticists in academic and commercial research institutions, biopharma and pharmaceutical companies.

Customers

        We have sold our products to several hundred customers in over 30 countries. Customers include numerous leading academic and medical institutions in the U.S. and abroad. In addition, our customers also include a number of large, established U.S. and foreign pharmaceutical, biotech and commercial companies.

        No single customer accounted for more than 10% of our sales in 2002. During 2001, one customer, Applied Biosystems, accounted for approximately 14% of our total revenues. Sales to Applied Biosystems included WAVE systems, WAVE optimized consumable products and Synthetic Nucleic Acid products. No single customer accounted for more than 10% of our sales in 2000.

Manufacturing

        We manufacture bioconsumable products including our separation columns, liquid reagents, polymerase and nucleic acid products. The major components of our WAVE systems are manufactured for us by a third party. We integrate our own hardware and software with these third party manufactured components. Our manufacturing facilities for our WAVE systems and bioconsumables are located in Omaha, Nebraska, San Jose, California, and Cramlington, England.

        Our Synthetic Nucleic Acid products are manufactured in Glasgow, Scotland and Boulder, Colorado. In 2002 we began a project to upgrade and expand our production capabilities in Glasgow. This project included the upgrading of equipment and processes at the current production facility and the purchase of a new facility that will permit significant capacity expansion, equipment upgrades and process improvements in the future. Also in 2002, we leased a production facility in Boulder, Colorado. This facility is currently being developed and qualified as a cGMP (Good Manufacturing Practices) facility mainly for the synthesis of oligonucleotides. Such qualification is required for facilities that will produce Active Pharmaceutical Ingredients (API's). The Boulder facility began non-GMP production operations in the first quarter of 2003 and is expected to begin cGMP production in the second quarter of 2003.

Backlog

        We manufacture our consumable products and assemble our system units based upon forecasts of near-term demand and receipts of firm orders from customers. Systems are configured to customer specifications and are generally shipped shortly after receipt of the order. Customers may reschedule orders with little or no penalty. For these reasons, our systems backlog at any given time is not particularly meaningful because it is not necessarily indicative of future sales levels. We had order backlogs at December 31, 2002, totaling approximately $3.0 million. In addition to our order backlog, we have deferred revenue recorded on our balance sheet totaling approximately $1.2 million. This amount is made up mainly of deferred revenue associated with service contracts on our WAVE instruments that cover a certain period of time. Such deferred revenue is recognized over the service contract period.

Intellectual Property

        To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. We have successfully prosecuted or licensed in numerous patents protecting our core technologies, and as a result we presently own rights to more than 80 issued patents and over 60 pending applications in both the US and abroad. We will continue to file patent applications and seek new licenses as we develop new products and technologies. We presently have no indication that our products infringe on the intellectual property rights of others, but it is possible we may be required to defend ourselves against such claims, whether or not these have merit. We also protect our trade secrets by entering into confidentiality agreements with third parties and require employees and consultants also sign confidentiality agreements, including assignment of patents and copyrights made in the course of employment. Despite such efforts it is possible that we will have to sue to enforce these agreements and the outcome of any such lawsuit is uncertain.

Competition

        Competitors for our Biosystems segment include several companies including Varian, Waters, Agilent, Applied Biosystems, Beckman Coulter, Amersham Biosciences and Invitrogen. These companies provide various products and services that compete either directly with our systems, bioconsumables and services, or indirectly through alternative technologies and/or methods. Competitors for our nucleic acid segment vary depending on the product. In the standard chemical building blocks market, we compete with Applied Biosystems, Proligo and Pierce Nucleic Acid Technologies. The competitors for our pharmaceutical grade oligonucleotide synthesis products and services include primarily Proligo and Avecia.

Employees

        As of December 31, 2002, we had 326 full-time employees. The following sets forth the number of persons employed in the principal areas of our operation:

Manufacturing	108
Sales, Marketing and Administration	158
Research and Development	60

        We supplement our workforce through the use of independent contractors and consultants. As of December 31, 2002, we have engaged independent contractors or consultants who provide services to us approximately equivalent to 5 full time employees.

        The Company began a restructuring process during the fourth quarter of 2002 that resulted in the elimination of a significant number of job positions. A large number of employees that had been notified of termination had not yet reached their termination date and thus are included in the 12/31/02 employee counts shown above. Additionally, further job eliminations were to occur during the first quarter of 2003. The total employee count following these further reductions is expected to be approximately 270 to 280.

Risks Related to Our Business

We may not have adequate financial resources available to execute our business plan.

        We have historically experienced losses from operations and negative cash flows. These results were mostly due to research and development expenses and sales and marketing expenses related to the development and marketing of our products. We could continue to incur losses for the foreseeable future and may never be profitable. To date, we have financed our operations and capital expenditures primarily from the proceeds of a $77.3 million public offering of common stock. In March 2003, we entered into a loan commitment agreement with a financial institution for up to a $5.0 million secured line of credit. We will continue to need substantial amounts of cash for research and development and to expand our sales and manufacturing infrastructure. We may need to raise the additional capital in the future through bank financing or strategic investments. Additional financing may not be available to us when we need it, or, if available, we cannot assure that we will be able to obtain such financing on terms favorable to our stockholders or us. If we raise additional capital by issuing equity securities, the issuance of such securities would result in ownership dilution to our stockholders.

We may not have adequate organizational resources available to execute our business plan.

        During the fourth quarter of 2002 and the first quarter of 2003, we restructured the Company, which resulted in a net reduction in staff and facilities, and the abandonment of certain intellectual property. While we feel we have retained and redeployed existing resources and secured additional resources necessary to successfully conduct our business, we cannot assure you that the net reduction will not impair our ability to achieve our planned revenue levels.

Our business strategy includes positioning ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics.

        We cannot assure you that we will be able to successfully execute this strategy. Additionally, we cannot assure you that the companies we seek to partner with will not decide to develop novel chemistries and manufacturing capabilities for themselves. Lastly, we cannot assure that these companies will have consistent success in this relatively new area of developing commercially viable genomic-based diagnostic and therapeutic products. In fact, the biopharmaceutical and pharmaceutical companies involved have encountered difficulty in accomplishing this and we have seen varying demand for the products and services we seek to provide to them.

        In positioning ourselves to partner with such companies we must:

  •
  Attract and retain world-class nucleic acid chemistry expertise,

  •
  Develop and maintain world-class research and development facilities,

  •
  Qualify and maintain cGMP manufacturing facilities,

  •
  Obtain numerous permits associated with the chemicals used in various manufacturing processes, and

  •
  Establish long-term partner relationships with various companies.

We will need to effectively manage our growth if we are to successfully implement our strategy.

        The scope of our business operations has and will continue to change and evolve. Such changes in our business and the growth that may accompany them may place a strain on our management and operations. Our ability to manage our growth will depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our work force both in the U.S. and abroad. Our inability to manage our growth effectively could affect our ability to pursue business opportunities and expand our business.

Item 2.    Properties.

        Our four principal manufacturing facilities are located in Omaha, Nebraska, San Jose, California, Boulder, Colorado and Glasgow, Scotland. Additionally, corporate administration offices are located in Omaha, Nebraska. The following table summarizes information related to property occupied in these locations.

Location	Square Footage	Annual Rent	Lease Term Expires
Omaha, Nebraska	55,243	$422,260	2007
San Jose, California	14,360	$246,000	2005
Boulder, Colorado	33,673	$336,732	2007
Glasgow, Scotland	14,500	£95,000	2007
Glasgow, Scotland	45,000	N/A	Owned Property

        We lease additional facilities for manufacturing, sales, customer support and research and development in Crewe, England, Cramlington, England, Tokyo, Japan, Paris, France, Berlin, Germany, Cambridge, Massachusetts, Gaithersburg, Maryland, Atlanta, Georgia, San Diego, California, Wayne, Pennsylvania and Denver, Colorado.

        As a part of our restructuring plans developed in the fourth quarter of 2002 our office space requirements have been reduced. As a result, some of our locations will be closed or the amount of space leased will be reduced. Our restructuring plans included the closing or reduction of leased office space in Omaha, Nebraska, Crewe, England, San Diego, California and Wayne, Pennsylvania.

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

        Our current officers and their ages as of December 31, 2002 are listed below followed by a brief biography.

Name	Age	Position
Collin J. D'Silva	44	Chairman of the Board, Chief Executive Officer and Director
William P. Rasmussen	50	Chief Financial Officer
John L. Allbery	43	Executive Vice President
Keith A. Johnson	43	Vice President, General Counsel
Mitchell L. Murphy	45	Vice President, Secretary and Treasurer

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

        William P. Rasmussen.    Mr. Rasmussen joined us on October 1, 1998 and currently serves as our Chief Financial Officer. Prior to joining us, Mr. Rasmussen was Chief Financial Officer at I-Mark Systems from 1996 until it was purchased in 1997. I-Mark Systems designed integrated computer voting solutions and was a successor corporation of ADD Consulting Inc., which provided computer staffing professionals to numerous industries. Mr. Rasmussen served as Chief Financial Officer of ADD Consulting Inc. from 1994 until joining I-Mark Systems in 1996. Mr. Rasmussen owned a travel management company from 1986 to 1998, and he provided consulting services to numerous software and telecommunication companies from 1984 to 1994. Mr. Rasmussen's previous experience also includes serving as Controller and Principal Accounting Officer for Applied Communications, Inc. from 1979 to 1984. Applied Communications, Inc., now known as Transaction Systems Architects, Inc., is a software provider for transaction processing systems. Mr. Rasmussen holds a B.S. degree in Business Administration from the University of Nebraska.

        John L. Allbery.    Mr. Allbery joined us in June 2001, and currently serves as an Executive Vice President. Prior to joining us, Mr. Allbery was a private business consultant based in Budapest, Hungary from 2000 to 2001. From 1999 to 2000 Mr. Allbery served as the Chief Financial Officer of The Virtus Group, a private business venture in Budapest, Hungary. Mr. Allbery also spent approximately 20 years in public accounting. Prior to leaving public accounting, Mr. Allbery was a Partner with Deloitte & Touche

LLP. Mr. Allbery holds a B.A. degree in Accounting from Doane College and a MBA in Taxation from Golden Gate University.

        Keith A. Johnson.    Mr. Johnson joined us in 2001 as Vice President, General Counsel. Mr. Johnson has a B.A. in Biochemistry from Kalamazoo College, an M.B.A. in International Business and Marketing from Michigan State, and a law degree from the University of San Diego. Before joining Transgenomic Mr. Johnson was Director of Intellectual Property, Technology Development and Licensing at Integra LifeSciences in Plainsboro, NJ, from 1999 to 2001. Mr. Johnson's previous experience also includes Senior Licensing Manager, Rutgers University, from 1998 to 1999 and Technology Licensing Officer, Washington State University, from 1995 to 1998. Mr. Johnson is a member of the state bars of California, Washington and New Jersey and is admitted to practice before the USPTO.

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

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is listed for trading on the NASDAQ National Market under the symbol TBIO. The following table sets forth the high and low prices for our common stock during each of the quarters of 2001 and 2002.

Year Ended December 31, 2001	High	Low
First Quarter	$10.98	$5.19
Second Quarter	$15.00	$5.50
Third Quarter	$12.85	$6.01
Fourth Quarter	$12.60	$5.45
Year Ended December 31, 2002
First Quarter	$10.77	$7.00
Second Quarter	$9.00	$2.10
Third Quarter	$4.52	$2.39
Fourth Quarter	$3.80	$2.15

        At March 24, 2003, there were 23,532,049 shares of our common stock outstanding and approximately 3,300 holders of record. The outstanding shares consist of 24,026,653 shares issued less 494,604 shares of treasury stock.

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

Item 6.    Selected Financial Data.

        The statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from our historical consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, which have been audited by Deloitte & Touche LLP, our independent auditors. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited historical consolidated financial statements that are not included in this Annual Report on Form 10-K. In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $16.9 million. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001. Additionally, our financial statements include the results from our non-life sciences product line which was sold effective April 1, 2000.

        The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and the information under "Management Discussion and

Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	In thousands, except per share data
Statement of Operations Data:
Net sales	$37,554	$38,467	$25,883	$23,035	$18,935
Cost of good sold	19,569	17,198	12,800	12,090	9,590

Gross profit	17,985	21,269	13,083	10,945	9,345
Selling, general and administrative	24,068	21,497	14,047	11,532	8,160
Research and development	12,201	9,372	7,652	6,297	3,159
Stock based compensation expense	131	139	861	—	—
Restructuring Charges	3,282	—	—	—	—
Gain on sale of product line	—	—	(784)	—	—

Operating expenses	39,682	31,008	21,776	17,829	11,319
Loss before income taxes	(21,260)	(7,377)	(8,481)	(8,082)	(2,506)
Net loss	$(21,365)	$(7,401)	$(8,661)	$(9,827)	$(1,576)

Basic and diluted net loss per share	$(0.91)	$(0.33)	$(0.52)	$(0.76)	$(0.13)
Basic and diluted weighted average shares outstanding	23,583	22,560	16,630	13,000	12,279
	As of December 31,
	2002	2001	2000	1999	1998
	In thousands
Balance Sheet Data:
Total assets	$74,035	$89,286	$77,863	$19,964	$14,736
Long-term debt, less current portion	1,499	—	—	12,538	695
Total stockholders' equity (deficit)	$61,515	$82,104	$73,966	$(2,099)	$6,649

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We provide innovative products and services for the synthesis, purification and analysis of nucleic acids. Our products and services include automated instrument systems, associated consumables, nucleic acid chemical building blocks, nucleic acid synthesis products, novel chemistry development for nucleic acids, process development services and genetic variation discovery services. Our technologies center around three core competencies: separation chemistries, enzymology, and nucleic acid chemistries. We develop, assemble, manufacture and market our products and services to the life sciences industry to be used in research focused on molecular genetics of humans and other organisms. Such research could lead to development of new diagnostics and therapeutics. Our products can be used to analyze DNA or RNA at the molecular level, amplify, separate, and isolate nucleic acid fragments of particular interest and synthesize conventional or chemically-modified nucleic acid molecules. These capabilities are central to research seeking to discover and understand variations in the genetic code, the relationship of these variations to disease and, ultimately, to develop diagnostics and therapeutics based on this understanding. Our business plan is to participate in the value chain associated with these activities by providing key technology, tools, consumables, and biochemical reagents to those entities engaged in basic biomedical research and the development of diagnostics and therapeutic agents.

        Prior to 2002 the Company was managed and operated on a fully integrated basis in one operating segment. During 2002, management determined it was appropriate to evaluate the Company's operations based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two reportable segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income. Expenses that cannot be directly identified to an operating activity or are considered corporate overhead are not allocated to the segments in arriving at operating income for the segment.

        The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. This segments products are based upon two of the Company's three core competencies, separations chemistries and enzymology. Specifically, this segment's main products are the WAVE system, related bioconsumables and research services.

        The Nucleic Acids operating segment generates revenue from the sale of products and services based upon all three of the Company's core competencies, nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segments main products are nucleic acid building blocks or "phosphoramidites", oligonucleotides, fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

        During the fiscal year ended December 31, 2002, we sold over 185 WAVE Systems to major academic and government research centers and commercial and biopharmaceutical companies. Since the WAVE System product introduction in 1997 we have sold over 900 instruments to customers in over 30 countries. Revenues from the sale of consumable and nucleic acid products increased during 2002 and represented approximately 50% of our net sales as compared to approximately 40% in 2001. We expect that over the next five years, sales from consumable and nucleic acid products will increase both in amount and as a percentage of our net sales.

        We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At December 31, 2002, we had an accumulated deficit of $49.8 million. We expect to continue to incur substantial research and development and selling, general and administrative costs.

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

        Inventories.    Inventories are stated at the lower of cost or market. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process.

        Depreciation and Amortization of Long-Lived Assets.    The Company's long-lived assets consist primarily of property, plant and equipment, goodwill, patents, intellectual property and capitalized software development costs. We believe the useful lives we assigned to these assets are reasonable. If our assumptions about these assets change as a result of events or circumstances and we believe the assets may have declined in value we may record impairment charges resulting in lower profits. Property and equipment are carried at cost. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the related assets ranging from 3 to 15 years. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. Intellectual property, which is purchased technology, is recorded at cost and is amortized over its estimated useful life.

        Impairment of Long-Lived Assets.    The Company evaluates goodwill for impairment on an annual basis. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management's estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management's assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.

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

Results of Operations

Years Ended December 31, 2002 and 2001

        Net Sales.    Net sales decreased 2% to $37.6 million in 2002 from $38.5 million in 2001. Sales in our BioSystems operating segment decreased 14% to $24.2 million in 2002 from $28.0 million in 2001. Total revenues from sales of WAVE Systems decreased 19% to $18.8 million in 2002 from $23.1 million in 2001. Bioconsumable product sales included in this operating segment increased 10% to $5.4 million in 2002 from $4.9 million in 2001. Sales in our Nucleic Acid operating segment increased 28% to $13.3 million in 2002 from $10.4 million in 2001. Sales of WAVE systems declined mainly due to lower sales volumes to our commercial and industrial customer base and our North American customer base. Systems sold to our commercial and industrial customers accounted for approximately 6% of unit sales in 2002 as compared to approximately 34% in 2001. Systems sold in North America accounted for approximately 25% of unit sales in 2002 as compared to approximately 40% in 2001. Sales of WAVE related consumable products increased as the installed base of WAVE Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. The increase in nucleic acid product sales is attributable to the timing of our acquisition of Annovis, Inc. in May 2001. Part of our business strategy for

2003 is to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending largely on the success of the biopharmaceutical and pharmaceutical companies on which we are targeting our sales efforts and thus we may see large variations in revenue flows for these products.

        Cost of Goods Sold.    Cost of goods sold increased 14% to $19.6 million in 2002 from $17.2 million in 2001, representing 52% of net sales in 2002 and 45% of net sales in 2001. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due to the mix of products sold. BioSystems sales margins improved year over year mainly due to higher average selling prices per system resulting from greater sales of our higher margin high throughput WAVE system. The average sales price per instrument increased approximately 10% in 2002. The higher margins on our BioSystems products were offset by lower margins in our nucleic acid operating segment. Currently our nucleic acid products, which have become a larger percentage of our total revenues, are sold at lower margins compared to our WAVE systems. The margins in our Nucleic Acids operating segment are lower due to bulk sales of nucleic acid building block products and higher manufacturing costs due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado. In 2003 we anticipate that our cost of goods sold for our BioSystems products will remain within historical averages or improve slightly. Overall we anticipate that our cost of goods sold will be consistent with 2002 or slightly higher. This is the result of the under utilization of our new oligonucleotide production facility in Boulder, Colorado. After 2003, we anticipate that the overall cost of goods sold percentage will improve as we refine our systems configurations potentially reducing material costs, improve upon production methods in our Nucleic Acid operating segment which currently result in higher overall manufacturing costs and as product revenues increase thereby spreading our fixed production costs over a larger revenue base.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 12% to $24.1 million in 2002 from $21.5 million in 2001. This increase is the result of additional personnel and personnel-related expenses, bad debt expense and the write-off of a portion of notes receivable. These increases were offset by a reduction in goodwill amortization and foreign currency exchange rate gains. Combined these items accounted for over 90% of the total increase. Direct personnel expenses increased due to our expanded employee base during 2002. Bad debt expense increased as we felt it was appropriate to increase the allowance for bad debt given our increased levels of accounts receivable. The decrease in goodwill amortization is the result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Total selling, general and administrative expenses represented 64% of net sales in 2002 versus 56% of net sales in 2001. During the fourth quarter of 2002 management formulated a restructuring plan for the Company and executed a significant portion of the plan. The plan included employee terminations, office closures, the termination of collaborations and write-offs of intellectual property. It is expected that, as a result of the restructuring, our total operating expenses will be initially decreased by 20% to 25% from 2002 levels.

        Research and Development Expenses.    Research and development expenses increased 30% to $12.2 million in 2002 from $9.4 million in 2001. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs. The increase in these expenses is attributable to increased personnel and personnel related expenses resulting from an expanded employee base during 2002, depreciation, amortization and supplies offset by increased amounts of capitalized software expenses related to the WAVE system operating software. Combined these items accounted for over 90% of the total increase. Total research and development expenses represented 32% of net sales in 2002 versus 24% of net sales in 2001. During the fourth quarter of 2002 management formulated a restructuring plan for the Company and executed a significant portion of the plan. The plan included employee terminations, office closures, the termination of collaborations and write-offs of intellectual property. It is expected that, as a result of the restructuring, our total operating expenses will be initially decreased by 20% to 25% from 2002 levels.

        Stock Based Compensation.    Stock based compensation expense was $131,000 in 2002 as compared to $139,000 in 2001. This expense represents the amortization of deferred compensation related to stock options issued.

        Restructuring Charges.    During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company's expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. Specifically, in the fourth quarter of 2002 the Company notified approximately 60 employees of their termination, notified landlords of our intent to close four facilities and reduce our space commitment under lease at two other facilities, terminated certain consulting and collaboration agreements and abandoned certain patents. As a result of the plan $3.3 million in restructuring charges were recorded and are included in operating expenses. These charges consisted of approximately $800,000 of employee severance costs, $1.2 million in office closure related costs, $400,000 of collaboration and other agreement termination charges and $900,000 in write-offs of abandoned intellectual property. Approximately 45% of the total charges were for non-cash items. We expect that, as a result of the restructuring, our total operating expenses will be initially decreased by 20% to 25% from 2002 levels. Additional restructuring charges totaling between $500,000 and $700,000 are expected in the first half of 2003.

        Other Income (Expense).    Other income and expense, which consists mainly of net interest income and expense, decreased to income of $437,000 in 2002 from income of $2.4 million in 2001. Interest income for the year was $626,000 as compared to $2.5 million in 2001. Interest expense for the year was $62,000 as compared to $58,000 in 2001. The decrease in interest income is a result of declining interest rates on investments and reductions in our short-term investment balances. We expect interest income to decline in 2003 as short-term interest rates are expected to continue to be low and as we continue to use cash in our operating and investing activities. Additionally, interest expense will increase in 2003 due to the long-term debt obtained by the Company during 2002 and the recently committed line of credit.

        Income Taxes.    No income tax benefit was recorded in 2002 or 2001. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized. Income tax expense in 2002 was $105,000 while in 2001 income tax expense was $24,000. During 2002 the Company recorded current tax expense related to its Japan branch operations and certain state taxes. Our deferred tax assets as of December 31, 2002 were $23.2 million and were offset by a valuation allowance of $23.2 million. Our deferred tax assets as of December 31, 2001 were $14.9 million and were offset by a valuation allowance of $14.9 million. As of December 31, 2002, we had federal net operating loss carryforwards of approximately $60.3 million. We also had federal research and development tax credit carryforwards of approximately $0.9 million. The net operating loss and credit carryforwards will expire at various dates from 2008 through 2022, if not utilized. We also had state income tax loss carryforwards of $22.2 million at December 31, 2002. These carryforwards will also expire at various dates beginning in 2008 if not utilized.

Years Ended December 31, 2001 and 2000

        Net Sales.    Net sales increased 49% to $38.5 million in 2001 from $25.9 million in 2000. Total revenues from sales of WAVE® Systems increased 25% to $23.5 million in 2001 from $18.8 million in 2000. Consumable product sales and other revenue increased to $15.0 million in 2001 from $4.9 million in 2000. Most of the increase in consumable sales and other revenue came from our Synthetic Nucleic Acid products, obtained through our acquisition of Annovis, Inc. in May 2001, which accounted for approximately 64% of our consumable product sales and other revenue. Additionally, WAVE related consumable products revenue increased approximately 32% to $3.1 million in 2001 from $2.1 million in 2000. Sales of WAVE related consumable products increased as the installed base of WAVE® Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Sales of our non-life sciences instrument products were $2.2 million in 2000. There were no sales in 2001 as a result of our divestiture of this product line effective April 1, 2000.

        Cost of Goods Sold.    Cost of goods sold increased 34% to $17.2 million in 2001 from $12.8 million in 2000, representing 45% of net sales in 2001 and 49% of net sales in 2000. Cost of goods sold as a percent of sales improved year over year due to improved margins on our WAVE systems sales offset by the lower margin bulk sales of our Synthetic Nucleic Acid products. Systems sales margins improved due to lower combined material and manufacturing costs for our life science instruments, higher average selling prices per systems and the sale of our lower margin non-life sciences instrument product line in 2000. The average sales price per instrument increased approximately 5% in 2001. The improved margins in systems sales were offset by a lower margin on consumable sales. The consumable sales margin was lower due mainly to bulk sale pricing discounts.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 53% to $21.5 million in 2001 from $14.0 million in 2000. This increase is the result of additional personnel and personnel-related expenses and depreciation. The average selling, general and administrative personnel counts increased 32% to 131 in 2001 from 99 in 2000. This personnel increase was due largely to the acquisition of Annovis. Direct personnel expenses and increased travel and travel related expenses associated with the activities of our expanded staff accounted for approximately 37% of the total increase. Increased rent and depreciation expense associated with investments in offices and equipment supporting our expanded staff accounted for approximately 34% of the total increase. Total selling, general and administrative expenses represented 56% of net sales in 2001 versus 54% of net sales in 2000.

        Research and Development Expenses.    Research and development expenses increased 23% to $9.4 million in 2001 from $7.7 million in 2000. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs. The increase in these expenses is attributable to increased personnel and personnel related expenses and professional services fees associated with the expanded activities of the staff. The average research and development personnel count increased 27% to 73 in 2001 from 57 in 2000. This increase in personnel was due largely to the acquisition of Annovis. Salaries, payroll taxes and benefits accounted for approximately 49% of the total increase. We supplement the expanded activities of our staff through the engagement of external consultants. Increased professional services fees accounted for approximately 51% of the total increase in research and development expenses. Total research and development expenses represented 30% of net sales in 2000 versus 24% of net sales in 2001.

        Stock Based Compensation.    Stock based compensation expense was $139,000 in 2001 as compared to $861,000 in 2000. Stock based compensation expense was higher in 2000 as we accelerated the vesting of 71,700 options in connection with the sale of our non-life sciences instrument product line. Former employees who were associated with our non-life sciences product line held these options. The acceleration resulted in the recording of $600,000 of stock based compensation expense in the first quarter of 2000.

        Gain on Sale of Product Line.    Effective April 1, 2000 we sold the assets related to our non-life sciences instrument product line to enable us to focus our business plan on the genomics segment of the life sciences industry. The assets were sold for a total adjusted purchase price of $5.65 million plus reimbursement by the buyer of approximately $400,000 of expenses paid by us since March 31, 2000 in connection with this product line. At the date of the transaction the gain to be recognized on the sale of the assets was deferred until we received all proceeds from the buyer. All such proceeds were received on December 29, 2000 and a gain on the sale of $784,000, before taxes, was recognized.

        Other Income (Expense).    Other income and expense, which consists mainly of net interest income and expense, increased to income of $2.4 million in 2001 from income of $212,000 in 2000. Interest expense for the year was $58,000 as compared to $1.8 million in 2000. During 2000 we carried a large amount of debt that was either paid or converted into common stock subsequent to our initial public offering in July 2000. As a result of the elimination of debt from our balance sheet we incurred little interest expense in 2001. Interest income for the year was $2.5 million as compared to $2.0 million in 2000. The increase in interest income is a result of the investment of the net proceeds from our initial public offering. Interest income on investments during 2001 was negatively impacted by the significant decline in short-term interest rates

        Income Taxes.    Income tax expense in 2001 was $24,000 as compared to $180,000 in 2000. The expense recorded in 2000 relates to the recognized gain on the sale of the assets related to our non-life sciences product line. Income tax expense in 2001 is related to our sales branch in Japan. Our deferred tax assets as of December 31, 2001 were $14.9 million and were offset by a valuation allowance of $14.9 million. Our deferred tax assets as of December 31, 2000 were $7.6 million and were offset by a valuation allowance of $7.6 million. No tax benefit related to our net operating losses is being recorded due to our cumulative losses in recent years, expected losses in the future and the uncertainty as to whether we will be able to utilize any additional losses as carryforwards. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in the future and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized. As of December 31, 2001, we had federal net operating loss carryforwards of approximately $38.0 million. We also had federal research and development tax credit carryforwards of approximately $0.7 million. The net operating loss and credit carryforwards will expire at various dates from 2008 through 2021, if not utilized. We also had state income tax loss carryforwards of $15.4 million at December 31, 2001. These carryforwards will also expire at various dates beginning in 2008 if not utilized.

Liquidity and Capital Resources

        We have experienced net losses and negative cash flows from operations during the past three years. As a result, we had an accumulated deficit of $49.8 million as of December 31, 2002. As of December 31, 2002 and 2001, we had approximately $9.7 million and $19.6 million, respectively, in cash and cash equivalents. In addition, as of December 31, 2002 and 2001, we had approximately $3.6 million and $23.9 million in short-term investments for total cash and short-term investments of approximately $13.3 million and $43.5 million, respectively.

        During 2002 our major cash expenditures were the funding of our operations that resulted in an operating loss and capital projects. A total of approximately $30.2 million of cash and investments was used with approximately $17.9 million used to fund our operations and $11.5 million for capital projects. Operating activities were funded through existing cash while capital projects were funded through existing cash, a long-term mortgage loan and an operating lease line of credit. Major capital projects during the year included facility build-out, expansion and improvement at our two nucleic acid production facilities in Boulder, Colorado and Glasgow, Scotland. The Boulder facility project is designed to bring on line a cGMP (Good Manufacturing Practices) facility for the synthesis of oligonucleotides. This facility began non-GMP production operations during the first quarter of 2003 and is expected to begin cGMP production in the second quarter of 2003. The Glasgow facility project, which produces nucleic acid building blocks, included 2 main objectives, the upgrading of equipment and processes at the current production facility and the opening of a new facility that will include significant capacity expansion along with further equipment and process improvements. The current production facility improvements were completed during the year and the first production line, or pilot line, in the new facility is expected to be completed in the first half of 2003.

        Our operating activities resulted in net outflows of $17.9 million in 2002, $11.1 million in 2001 and $4.7 million in 2000. The operating cash outflows for these periods resulted mainly from our operating losses. Significant investments in research and development and sales and marketing contributed to the operating losses. The operating cash outflows for 2002 are significantly higher than those in the prior year due in large part to increased operating losses and increased inventory balances offset by a reduction in accounts receivable and an increase in accounts payable. Inventory balances increased as raw materials, work in process and finished goods inventory related to our specialty chemicals consumable products were increased as we continue to expand production capabilities and plan for production needs.

        Net cash provided by investing activities was $5.9 million in 2002 as compared to cash used of $9.4 million for 2001 and $22.2 million in 2000. The investing cash flow in 2002 is due primarily to the net transfer of short-term investment funds to cash offset by investment in property, plant and equipment. Cash used in investing activities in 2001 was due primarily to investments in property, plant and equipment and cash used in the acquisition of Annovis, Inc. Cash used in investing activities in 2000 was due primarily to the net transfer of cash to short-term investments and investment in property, plant and equipment. During 2003 we expect to continue to make significant investments in property, plant and equipment. Our capital expenditures budget for 2003 is approximately $8.4 million and includes expenditures for the completion of our facility expansion projects in Glasgow, Scotland, and Boulder, Colorado and for general facility and equipment improvements. Additional expansion projects for the Glasgow and Boulder production facilities may be incurred over the next 2 to 3 years as business demand dictates.

        Net cash provided by financing activities was $1.7 million in 2002, $1.9 million for 2001 and $64.9 million in 2000. The financing cash inflows in 2002 were the result of proceeds from long-term debt and the sale of common stock through the exercise of warrant and options offset by the purchase of treasury stock. The financing cash inflows in 2001 were the result of proceeds from the sale of common stock through the exercise of warrant and options offset by the repayment of acquired company debt. The financing cash inflows in 2000 were the result of our initial public offering offset by the repayment of bank debt and our purchase of treasury stock. Our initial public offering and subsequent sales of common stock for the exercise of warrants and options resulted in cash inflow, net of expenses, of approximately $72.7 million. The repayment of debt resulted in cash outflow of approximately $5.2 million and the purchase of treasury stock resulted in cash outflow of approximately $2.7 million.

        As of December 31, 2002, we did not have any significant contractual purchase obligations. We are party to a number of lease agreements mainly for office, research and development and production facilities. Such lease agreements expire at various dates through 2007. At December 31, 2002, the future minimum lease payments required under noncancellable lease provisions are approximately $2.9 million in 2003; $2.6 million in 2004; $2.2 million in 2005; $1.4 million in 2006; and a total of approximately $700,000 in rental payments for the year 2007.

        In March 2003 the Company entered into a loan commitment agreement with a financial institution for up to a $5.0 million secured line of credit. Collateral for the line consists of qualified accounts receivable balances. Funds available under the line are equal to 80% of eligible accounts receivable balances. Management expects to finalize the line of credit agreement in the second quarter of 2003. The proposed term of the agreement is 1 year carrying a variable interest rate of 2.25% over prime.

        We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements for operations depend on a number of factors, including the level of our research and development activities, market acceptance of our products and services, the resources we devote to developing and supporting our products and services, normal capital expenditures and other factors. The restructuring plan developed in 2002 is expected to reduce our operating expenses and thereby reduce the cash needed to fund our operations until such time as we become cash flow positive. Capital expenditures for production expansion projects have been planned in phases. It is our intention to initiate the phased expansions when we have identified specific business opportunities that would require such expansion. We may elect to advance these phases ahead of the business opportunities if we can obtain additional financing on favorable terms. We are currently investigating various financing vehicles for these projects.

        In fiscal year 2003, current financial and cash flow projections indicate that we expect to use approximately $14.0 million in cash to fund further operating losses and our capital expenditures budget of approximately $8.4 million. The current capital expenditures budget mainly relates to the completion of the current projects in Boulder and Glasgow during the first half of 2003. We expect to meet this total cash need from existing cash as of December 31, 2002 of $13.3 million, additional cash generated from operations during 2003 and funds available to us under our new $5.0 million credit facility expected to be available during the second quarter of 2003. Current financial and cash flow projections indicate that operating cash is expected to turn positive during the fourth quarter of 2003. These projections may or may not be realized based upon actual operating results and project requirements, thus, during or after this period, if our existing cash and short-term investments, cash generated by operations and available borrowings under credit agreements is insufficient to satisfy our liquidity requirement, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We are currently pursuing additional financing of up to $5.0 million beyond the committed line of credit. We feel that such additional financing will be secured in 2003. However, we cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us.

Impact of Inflation

        We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Recent Account Pronouncements

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. The provisions of SFAS No. 142 require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. The Company has performed the transitional goodwill impairment test during the second quarter of 2002 and determined that no impairment exists at the time of adoption of SFAS No. 142. The Company also completed its annual impairment test during the fourth quarter of 2002 and determined that no impairment existed at the time of the annual test.

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting For Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact, if any, this standard will have on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting related to exit or disposal activities and is effective for the Company beginning January 1, 2003. The Company believes the adoption of this standard will not have a significant impact on the financial statements of the Company.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN No. 45 also expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Management believes that FIN No. 45 will not have a significant impact on the Company's Consolidated Financial Statements.

Foreign Currency Rate Fluctuations

        Historically, approximately 50% of our net sales have been to customers in the United States. While we do sell products in many foreign countries, most of these sales are completed by our wholly-owned subsidiaries, Transgenomic, LTD., or Cruachem, LTD., and are made in their operating currency British pounds sterling, or the Euro. Results of operations for the Company's foreign subsidiary are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. To further limit our exposure to exchange rate risk all sales quotes issued by Transgenomic, Ltd. are based upon the United States dollar pricing converted at prevailing exchange rates at the time of the quote. Additionally, such quotes will have short expiration dates. As a result, although we are subject to exchange rate risk, management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments in 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is presented. We recently committed to a secured line of credit that carries a variable interest rate. This line of credit will expose us to interest rate risk in 2003.

Item 8.    Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Transgenomic, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Transgenomic, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Transgenomic, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Also, as discussed in Note Q, on March 31, 2003, the Company received a commitment letter for a new revolving credit agreement.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Omaha, Nebraska
February 4, 2003 (March 31, 2003 as to the second paragraph of Note Q)

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

(In thousands except share and per share data)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,735	$19,613
Short term investments	3,612	23,913
Accounts receivable, net	11,058	11,248
Inventories	12,448	5,829
Prepaid expenses and other current assets	2,274	2,273

Total current assets	39,127	62,876
PROPERTY AND EQUIPMENT:
Land and Buildings	2,020	—
Equipment	16,852	10,459
Furniture and fixtures	5,849	3,004

	24,721	13,463
Less—accumulated depreciation	9,069	5,278

	15,652	8,185
DEMONSTRATION INVENTORY	181	250
GOODWILL	15,275	14,274
OTHER ASSETS	3,800	3,701

	$74,035	$89,286

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,917	$2,664
Accrued compensation	1,113	1,212
Current portion of long-term debt	63	—
Other accrued expenses	4,928	3,306

Total current liabilities	11,021	7,182
Long-term debt	1,499	—

Total liabilities	12,520	7,182
COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 24,006,649 and 23,867,907 shares issued in 2002 and 2001, respectively	240	239
Additional paid-in capital	113,934	113,260
Unearned compensation	(78)	(158)
Accumulated other comprehensive income (loss)	378	(81)
Accumulated deficit	(49,771)	(28,406)

	64,703	84,854
Less: Treasury Stock, at cost, 494,604 and 261,904 shares in 2002 and 2001, respectively	(3,188)	(2,750)

Total stockholders' equity	61,515	82,104

	$74,035	$89,286

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

(in thousands except share and per share data)

	2002	2001	2000
NET SALES	$37,554	$38,467	$25,883
COST OF GOODS SOLD	19,569	17,198	12,800

Gross profit	17,985	21,269	13,083
OPERATING EXPENSES:
Selling, General and administrative	24,068	21,497	14,047
Research and development	12,201	9,372	7,652
Stock based compensation expense	131	139	861
Restructuring Charges (Note Q)	3,282	—	—
Gain on sale of product line	—	—	(784)

	39,682	31,008	21,776
LOSS FROM OPERATIONS	(21,697)	(9,739)	(8,693)
OTHER INCOME (EXPENSE):
Interest income	626	2,450	2,005
Interest expense	(62)	(58)	(1,779)
Other—net	(127)	(30)	(14)

	437	2,362	212
LOSS BEFORE INCOME TAXES	(21,260)	(7,377)	(8,481)
INCOME TAX EXPENSE (BENEFIT):
Current	105	24	—
Deferred	—	—	180

	105	24	180

NET LOSS	$(21,365)	$(7,401)	$(8,661)

BASIC AND DILUTED LOSS PER SHARE	$(0.91)	$(0.33)	$(0.52)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	23,582,687	22,560,057	16,629,555

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2002, 2001 and 2000

(in thousands except share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2000	13,000,000	$130	$10,232	$(113)	$(12,344)	$(4)	$—	$(2,099)
Net loss					(8,661)	(8,661)		(8,661)
Other comprehensive (loss):
Foreign currency translation adjustment						(5)		(5)
Unrealized gain on available for sale securities						13		13

Comprehensive loss						(8,653)
Sale of common shares	25,000		250					250
Initial public offering (net of expenses)	5,152,000	52	69,644					69,696
Conversion of Notes Payable and accrued interest	2,750,906	28	13,909					13,937
Issuance and exercise of stock options or warrants	544,910	5	3,930	(508)				3,427
Amortization of unearned compensation				158				158
Purchase of treasury stock	(261,904)						(2,750)	(2,750)

Balance, December 31, 2000	21,210,912	215	97,965	(463)	(21,005)	4	(2,750)	73,966
Net loss					(7,401)	(7,401)		(7,401)
Other comprehensive income (loss):
Foreign currency translation adjustment						(107)		(107)
Unrealized gain on available for sale securities						22		22

Comprehensive loss						(7,486)
Issuance of shares for acquisition	1,889,523	19	13,065					13,084
Issuance and exercise of stock options or warrants	505,568	5	2,396					2,401
Deferred compensation			(166)	204				38
Amortization of unearned compensation				101				101

Balance, December 31, 2001	23,606,003	239	113,260	(158)	(28,406)	(81)	(2,750)	82,104
Net loss					(21,365)	(21,365)		(21,365)
Other comprehensive income (loss):
Foreign currency translation adjustment						493		493
Unrealized gain on available for sale securities						(34)		(34)

Comprehensive loss						(20,906)
Issuance and exercise of stock options or warrants	81,900	1	460	(51)				410
Issuance of shares for employee stock purchase plan	56,842		214					214
Amortization of unearned compensation				131				131
Purchase of treasury stock	(232,700)						(438)	(438)

Balance, December 31, 2002	23,512,045	$240	$113,934	$(78)	$(49,771)	$378	$(3,188)	$61,515

See notes to consolidated financial statements.

TRANSGENOMIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,365)	$(7,401)	$(8,661)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,993	3,680	1,807
Non-cash restructuring charges	1,698	—	—
Gain on sale of product line	—	—	(784)
Accrued interest and redemption premium	—	—	1,415
Other	131	130	1,146
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	794	(4,677)	1,444
Inventories	(5,767)	(1,910)	(223)
Prepaid expenses and other current assets	527	(1,169)	(357)
Accounts payable	2,249	(378)	(796)
Accrued expenses	(204)	608	261

Net cash flows from operating activities	(17,944)	(11,117)	(4,748)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,468)	(5,706)	(3,109)
Proceeds from asset sales	—	15	5,657
Increase in other assets	(2,871)	(1,351)	(980)
Proceeds from the maturities and sale of available for sale securities	39,355	52,739	—
Purchases of available for sale securities	(19,088)	(52,902)	(23,728)
Purchase of business, net of cash acquired	—	(2,189)	—

Net cash flows from investing activities	5,928	(9,394)	(22,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of expenses	624	2,401	72,670
Purchase of treasury stock	(438)	—	(2,750)
Proceeds from long-term debt	1,559	—	204
Net change in note payable—bank	—	—	(4,340)
Payments on long-term debt	—	—	(901)
Repayment of acquired business debt	—	(458)	—

Net cash flows from financing activities	1,745	1,943	64,883
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	393	(12)	65

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,878)	(18,580)	38,040
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,613	38,193	153

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,735	$19,613	$38,193

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

(Tabular amounts in thousands except share and per share data)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description.

        Transgenomic, Inc., a Delaware corporation, and its subsidiaries (the "Company") provide innovative products and services for the synthesis, purification and analysis of nucleic acids. The Company's products and services include automated instrument systems, associated consumables, nucleic acid chemical building blocks, nucleic acid synthesis products, novel chemistry development for nucleic acids, process development services and genetic variation discovery services. The Company develops, assembles, manufactures and markets it's products and services to the life sciences industry to be used in research focused on molecular genetics of humans and other organisms. Such research could lead to development of new diagnostics and therapeutics. The Company's business plan is to participate in the value chain associated with these activities by providing key technology, tools, consumables, biochemical reagents and services to those entities engaged in basic biomedical research and the development of diagnostics and therapeutic agents.

        Prior to 2002 the Company was managed and operated on a fully integrated basis in one operating segment. During 2002, management determined it was appropriate to evaluate the Company's operations based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two reportable segments, BioSystems and Nucleic Acids. The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. The Nucleic Acids operating segment generates revenue from the sale of nucleic acid-based products and services.

        The Company markets and sells these products primarily through a direct sales and support group in North America and Europe and through a network of distributors in the Pacific Rim and other international markets. These sales efforts are directed from the Company headquarters in Omaha, Nebraska and through a series of sales and support offices strategically located throughout the United States, Europe and Japan.

Principles of Consolidation.

        The consolidated financial statements include the accounts of Transgenomic, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.

        For purposes of reporting cash flows, cash and cash equivalents include cash and temporary investments with original maturities at acquisition of three months or less.

Short Term Investments.

        The Company classifies all of its short-term investments with maturities at acquisition of greater than three months as available for sale securities. Such short term investments consist primarily of United States government and federal agency securities, corporate commercial paper and corporate debt which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in stockholders' equity. Realized gains and losses on short term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available for sale and are classified as current assets.

Accounts Receivable.

        Accounts receivable are shown net of allowance for doubtful accounts of $450,000 and $213,000 in 2002 and 2001, respectively. Payment terms generally are 30 or 60 days. The Company has also provided extended payment terms of up to 90 days to some of its customers.

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

Property and Equipment.

        Property and equipment are carried at cost. Depreciation and amortization are computed by the straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

Buildings	15 years
Furniture and fixtures	5 to 7 years
Production equipment	5 to 7 years
Computer equipment	3 to 5 years
Research and development equipment	3 to 5 years
Demonstration equipment	3 to 5 years

Goodwill.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. The provisions of SFAS No. 142 require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. The Company has performed the transitional goodwill impairment test during the second quarter of 2002 and determined that no impairment exists at the time of adoption of SFAS No. 142. The Company also completed its annual impairment test during the fourth quarter of 2002 and determined that no impairment existed at the time of the annual test.

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

Software Development Costs.

        The Company capitalizes software development costs for products offered for sale in accordance with Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. This Standard allows for the capitalization of certain development costs once a software product has reached technological feasibility. Capitalized costs are included in Other Assets, net of amortization. Such capitalized costs are amortized over the estimated useful life of the software product, generally 3 to 5 years, beginning when a product is released for sale.

        The Company capitalizes internal use software development costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal use software development costs are amortized on an accelerated basis over three years. For the years ended December 31, 2002 and 2001, capitalized internal software costs included in property, plant and equipment, net of accumulated amortization, totaled $461,000 and $1,000,000, respectively.

Stock Based Compensation.

        The Company accounts for its employee stock option grants under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the deemed fair market value of the Company's common stock at the date of grant over the stock option exercise price. Stock option grants to nonemployees are accounted for using the fair value method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation using the Black-Scholes model.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	2002	2001	2000
Net Loss:
As reported	$(21,365)	$(7,401)	$(8,661)
Pro forma	(23,274)	(10,110)	(10,205)
Basic and diluted loss per share:
As reported	(0.91)	(0.33)	(0.52)
Pro forma	(0.99)	(0.45)	(0.61)

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

Revenue Recognition.

        Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period. At December 31, 2002 and 2001 deferred revenue, mainly associated with our service contracts, included on the Company's balance sheet was approximately $1.2 million.

Research and Development.

        Research and development costs are charged to expense when incurred with the exception of certain software development costs that are capitalized.

Translation of Foreign Currency.

        Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders' equity and are included in other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments decreased net loss approximately $1.0 million in 2002. Foreign currency transaction adjustments in 2001 and 2000 were not significant.

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

Fair Value of Financial Instruments.

        The carrying amount of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The Company derives the fair value of its short-term investments based on quoted market prices. The carrying value of long-term debt approximates fair value based upon existing interest rates available to the Company for similar debt.

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

Recently Issued Accounting Pronouncements.

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting For Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact, if any, this standard will have on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses the accounting and reporting related to exit or disposal activities and is effective for the Company beginning January 1, 2003. The Company believes the adoption of this standard will not have a significant impact on the financial statements of the Company.

        In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN No. 45 also expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Management believes that FIN No. 45 will not have a significant impact on the Company's Consolidated Financial Statements.

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

Reclassifications.

        Certain reclassifications may have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

B.    SHORT TERM INVESTMENTS

        The amortized cost of available-for-sale securities and their approximate fair values were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002
Corporate Debt	$3,611	$1	$—	$3,612

Total securities available-for-sale	$3,611	$1	$—	$3,612

December 31, 2001
Commercial Paper	$8,782	$10	$—	$8,792
U.S. Government Agencies	5,774	—	—	5,774
Corporate Debt	9,322	25	—	9,347

Total securities available-for-sale	$23,878	$35	$—	$23,913

        Maturities of short-term investments are due within one year.

C.    INVENTORIES

        At December 31, 2002 and 2001, inventories consist of the following:

	2002	2001
Finished goods	$6,400	$2,335
Raw materials and work in process	5,904	3,248
Demonstration inventory	325	496

	12,629	6,079
Less long-term demonstration inventory	(181)	(250)

	$12,448	$5,829

D.    OTHER ASSETS

        At December 31, 2002 and 2001, finite lived intangible assets and other assets consist of the following:

	2002			2001
	Cost	Accumulated Reserve	Net Book Value	Cost	Accumulated Reserve	Net Book Value
Capitalized software	$2,132	$24	$2,108	$728	$—	$728
Intellectual property	545	90	455	275	38	237
Patents	883	150	733	1,514	78	1,436
Other	504	—	504	1,545	245	1,300

Total	$4,064	$264	$3,800	$4,062	$361	$3,701

        Amortization expense for intangible assets was $150,000 during 2002. The Company expects amortization expense for intangible assets to be approximately $900,000 in fiscal 2003, $900,000 in fiscal 2004, $850,000 in fiscal 2005, and $200,000 in fiscal 2006 and 2007.

E.    GOODWILL

        At December 31, 2002 and 2001, goodwill by operating segment consisted of the following:

	Biosystems operating segment	Nucleic Acids operating segment	Total
Net balance December 31, 2001	$638	$13,636	$14,274
Finalization of purchase price allocations	—	1,001	1,001

Net balance December 31, 2002	$638	$14,637	$15,275

        Annual testing of goodwill for impairment was completed in the fourth quarter, after the annual forecasting process. The Company has determined that no impairment existed at the time of the annual test. The fair value of operating segments was estimated using a discounted cash flow model.

        A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Fiscal Years Ended December 31,
	2002	2001	2000
Reported Net Loss	$(21,365)	$(7,401)	$(8,661)
ADD: Goodwill Amortization	—	889	127

Adjusted Net Loss	$(21,365)	$(6,512)	$(8,534)

Loss Per Share:
As Reported	$(0.91)	$(0.33)	$(0.52)
Adjusted	$(0.91)	$(0.29)	$(0.51)

F.    COMMITMENTS AND CONTINGENCIES

        The Company leases certain equipment, vehicles and operating facilities. The Company's leases related to its operating facilities currently expire on various dates through 2007. At December 31, 2002, the future minimum lease payments required under non-cancellable lease provisions are approximately $2.9 million in 2003; $2.6 million in 2004; $2.2 million in 2005; $1.4 million in 2006; $700,000 in 2007; and no rental payments for the year 2008. Rent expense related to all operating leases for the years ended December 31, 2002, 2001 and 2000 was approximately $2.3 million, $1.7 million and $1.0 million, respectively.

        During 2002, Cruachem Ltd., wholly owned subsidiary of the Company, entered into a long-term mortgage loan with The Royal Bank of Scotland. The principal amount of the loan was £1.0 million, or approximately $1.5 million. Principal and interest are payable in quarterly installments. The loan carries a 15 year term and a fixed annual interest rate of 6.77%. Security for this loan is the Company's 45,000 square foot manufacturing facility located in Glasgow, Scotland. The loan carries certain financial and non-financial covenants that must be met by Cruachem Ltd. that includes a minimum net cash flow requirement. The net book value of the facility was approximately $1.9 million at December 31, 2002.

        The Company is not a party to any material legal proceedings.

G.    INCOME TAXES

        Loss before income taxes consists of the following:

	Years ended December 31,
	2002	2001	2000
United States	$(19,640)	$(7,448)	$(8,231)
International	(1,620)	71	(250)

	$(21,260)	$(7,377)	$(8,481)

        The income tax provision consists of the following:

	Years ended December 31,
	2002	2001	2000
CURRENT TAX EXPENSE (BENEFIT)
United States Federal	$105	$24	$—
DEFERRED TAX EXPENSE (BENEFIT)
United States Federal	—	—	180

Total Income Tax Provision	$105	$24	$180

        The Company's provision for income taxes for the years ended December 31, 2002, 2001 and 2000 differs from the amounts determined by applying the statutory Federal income tax rate to loss before income taxes for the following reasons:

	2002	2001	2000
Benefit at Federal Rate	$(7,228)	$(2,508)	$(2,884)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(518)	(154)	(119)
Foreign subsidiary tax rate difference	224	(17)	30
Research and development tax credit	(188)	(98)	(69)
Other—net	137	345	85
Valuation allowance	7,678	2,456	3,137

Total income tax expense (benefit)	$105	$24	$180

        The Company's deferred income tax asset at December 31, 2002 and 2001 is comprised of the following temporary differences:

	2002	2001
Net operating loss carryforward	$23,099	$14,634
Allowance for doubtful accounts	58	45
Fixed asset depreciation	104	98
Accrued vacation	116	107
Other	(194)	(16)

	23,183	14,868
Less valuation allowance	(23,183)	(14,868)

	$—	$—

        At December 31, 2002, the Company has unused federal tax net operating loss carryforwards of approximately $1.8 million which expire in 2008, $3.7 million which expire in 2009, $3.0 million which expire in 2010, $0.9 million which expire in 2011, $3.4 million which expire in 2012, $1.8 million which expire in 2018, $8.2 million which expire in 2019, $9.7 million which expire in 2020, $8.2 million which expire in 2021 and $19.6 million which will expire in 2022. Approximately $11.8 million of the Company's total federal net operating loss carryforwards were obtained in the acquisition of Annovis, Inc. and may be subject to certain restrictions. Additionally, at December 31, 2002, the Company has unused state tax net operating loss carryforwards of approximately $22.2 million and unused general business credits earned primarily through increased research expenditures of approximately $0.9 million. These credits expire at various times between 2008 and 2021. A valuation allowance has been provided in 2001 and 2000 for the remaining deferred tax assets, due to the Company's cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

H.    EMPLOYEE BENEFIT PLAN

        The Company maintains an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees' contributions at the rate of 50% on the first 6% of contributions. The Company may at the discretion of its Board of Directors, make additional contributions on behalf of the Plan's participants. Company contributions were $507,000, $357,000 and $220,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

I.    STOCKHOLDERS' EQUITY

Common Stock Warrants.

        The Company issued 2,000,000 shares of the Company's common stock, mainly through placement agents, in a private placement during 1997 and 1998. The Company also issued warrants to the Placement Agents with an exercise price of $5.00 per share (subject to certain cashless exercise rights) that have terms of five years expiring in 2003. Total shares eligible to be purchased through these warrants were 49,613 and 49,613 at December 31, 2002, and 2001, respectively. During 2002 the Company entered into an operating lease agreement with GE Capital. The agreement included the issuance of 13,762 warrants with an exercise price of $3.27 per share and a term of five years expiring in 2007. All warrants issued to GE Capital remain outstanding at December 31, 2002.

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

Common Stock.

        In May 2001, the Company issued 1,889,523 shares of common stock in connection with the acquisition of Annovis, Inc. See Footnote O for further discussion of this acquisition.

        In May 2001, Company shareholders approved the adoption of the Transgenomic, Inc. 2001 Employee Stock Purchase Plan that was subsequently implemented in November 2001. Substantially all of the Company's U.S. employees are eligible to participate in the Plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. Such deductions are accumulated during a defined participation period at the end of which each participant is deemed to have been granted an option to purchase shares of stock from the Company at 85% of the fair market value of the Company stock as measured by the closing price of the stock on either the first or last business day of the participation period, whichever is lower. The number of shares purchased under the option is based upon the participants elected withholding amount. At the end of the participation period such option is automatically exercised. This plan is structured to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. During 2002 there were 56,842 shares issued under this plan. During 2001 there were no shares issued under this plan.

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

J.    STOCK OPTIONS

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

        The following table summarizes activity under the Stock Option Plan during the three years ended December 31, 2002:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2000:	3,537,750	$5.00
Granted	1,137,000	10.57
Exercised	(200,969)	5.28
Canceled	(438,900)	6.45

Balance at December 31, 2000	4,034,881	6.43
Granted	1,865,950	7.88
Exercised	(470,900)	5.00
Canceled	(296,100)	9.75

Balance at December 31, 2001:	5,133,831	6.90
Granted	632,000	5.09
Exercised	(81,900)	5.01
Canceled	(539,021)	7.69

Balance at December 31, 2002:	5,144,910	$6.62

Exercisable at December 31, 2002	3,295,683	$6.38

        The weighted average fair value per share of options granted in 2002, 2001 and 2000 was $2.92, $2.32 and $5.43, respectively.

        The Company has elected to follow the measurement provisions of APB No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the deemed fair market value of the stock at the grant date. In those cases where options have been granted with an exercise price below the deemed fair market value, the Company recognizes compensation expense using the straight-line method over the vesting periods of the individual stock options.

        Stock-based compensation expense recorded by the Company represents amortization of unearned compensation related to options granted to employees with an exercise price less than the deemed fair market value at the date of grant and options granted to non-employees. During 2002, 2001 and 2000, the Company recorded compensation expense of $131,000, $139,000 and $861,000, respectively. The expense amounts were calculated using the Black-Scholes option pricing model with the following assumptions: no common stock dividends, risk-free interest rates ranging from 3.10% to 6.53%; volatility ranging from 35% to 85%; and an expected option life of 1 to 7.5 years. Additionally, in connection with the 2000 sale of the Company's non-life sciences instrument product line, the Company accelerated the vesting of 71,700 options, which would have otherwise been forfeited. Compensation expense of approximately $574,000 was recorded for these options during the first quarter of 2000, representing the difference between the exercise price of the options and the deemed fair value of the common stock at the date the vesting was accelerated. In addition, 218,700 options were forfeited as a result of the sale.

        The following table summarizes information about options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
		(in years)
$ 2.51—$ 5.00	2,628,550	5.5	$4.72	2,115,150	$5.00
$ 5.01—$ 7.50	1,217,787	7.2	$6.17	533,457	$6.15
$ 7.51—$10.00	821,942	6.6	$9.84	367,845	$9.79
$10.01—$12.50	105,000	7.3	$11.94	48,600	$11.93
$12.51—$15.00	371,631	6.5	$13.00	230,631	$13.00

	5,144,910	6.2	$6.62	3,295,683	$6.38

K.    SALE OF BUSINESS LINE

        In May 2000, the Company sold the assets related to its non-life sciences instrument product line for a total adjusted purchase price of $5.65 million plus reimbursement by the purchaser of approximately $400,000 of expenses paid by the Company in connection with this product line since March 31, 2000. The effective date of the transaction was April 1, 2000. The Company realized a gain on the sale of these assets of approximately $784,000 before taxes.

L.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

        Prior to 2002 the Company was managed and operated on a fully integrated basis in one operating segment. During 2002, management determined it was appropriate to evaluate the Company's operations based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two reportable segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income. Expenses that cannot be directly identified to an operating activity or are considered corporate overhead are not allocated to the segments in arriving at operating income for the segment. Generally, decisions regarding asset allocation, financing, taxes or other items impacting the Company's Balance Sheet are made at the corporate level and, accordingly, operating segment Balance Sheet information is not typically reviewed by operating decision makers.

        The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. This segments products are based upon two of the Company's three core competencies, separations chemistries and enzymology. Specifically, this segment's main products are the WAVE system, related bioconsumables and research services.

        The Nucleic Acids operating segment generates revenue from the sale of products and services based upon all three of the Company's core competencies, nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segments main products are nucleic acid building blocks or "phosphoramidites", oligonucleotides, fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

        The following is information for net sales and operating income by segment.

	2002	2001	2000
Sales
BioSystems	$24,235	$28,040	$23,712
Nucleic Acids	13,319	10,427	—

Sub-total	37,554	38,467	23,712
Divested product line	—	—	2,171

Total	$37,554	$38,467	$25,883

Loss/Income from operations
BioSystems	$(9,417)	$(4,595)	$(3,549)
Nucleic Acids	(1,004)	1,090	—
Corporate	(11,276)	(6,234)	(4,473)

Sub-total	(21,697)	(9,739)	(8,022)
Divested product line	—	—	(671)

Total	$(21,697)	$(9,739)	$(8,693)

        The following is information for fixed assets and fixed asset additions by segment. Fixed assets are tracked by location and department and thus can be identified to operating segments even though specific segment Balance Sheets are not produced.

	2002	2001
Fixed Assets
BioSystems	$4,895	$3,865
Nucleic Acids	8,892	1,811
Corporate	1,865	2,509

Total	$15,652	$8,185

Fixed Asset Additions
BioSystems	$2,533	$2,725
Nucleic Acids	8,563	1,365
Corporate	372	1,616

Total	$11,468	$5,706

        The following is supplemental information for net sales by geographic area.

	2002	2001	2000
Sales by Geographic Area:
United States	$16,805	$18,063	$11,586
Europe	16,011	15,918	10,237
Pacific Rim	4,129	2,901	3,313
Other	609	1,585	747

Total	$37,554	$38,467	$25,883

        Long-lived assets by geographic area as of December 31 are as follows:

	2002	2001
United States	$23,882	$21,865
Europe	8,203	2,223
Pacific Rim	30	44

Total	$32,115	$24,132

        During 2002 no single customer accounted for more than 10% of total sales. During 2001, one customer accounted for approximately 14% of our total sales. No single customer accounted for more than 10% of total sales in 2000.

M.    SUPPLEMENTAL CASH FLOW INFORMATION

	2002	2001	2000
Cash paid for interest	$30	$10	$233
Cash paid for income taxes	$120	$3	$4
Noncash investing and financing activities:
Liabilities assumed in connection with business acquisitions	$—	$3,388	$—
Conversion of Notes Payable and Accrued Interest into Common Stock	$—	$—	$13,909
Reclassification of demonstration inventory to property	$—	$—	$975
Issuance of common stock as acquisition consideration	$—	$13,084	$—

N.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The following is a summary of activity for the allowance for doubtful accounts during each of the three years ended December 31, 2002:

	Beginning Balance	Additional Charges to Income	Deductions from Reserve	Ending Balance
Year Ended December 31, 2002	$213	$418	$181	$450
Year Ended December 31, 2001	$180	$65	$32	$213
Year Ended December 31, 2000	$161	$19	$—	$180

O.    ACQUISITION

        Effective May 1, 2001, the Company acquired Annovis, Inc, a privately held company, for approximately $16.9 million through the issuance of approximately 1.9 million shares of Transgenomic, Inc. common stock, the payment of approximately $563,000 in cash in lieu of common stock to certain Annovis stockholders and the payment of approximately $3.2 million of direct acquisition related expenses. The acquisition was structured as a merger of Annovis with a subsidiary of the Company and resulted in Annovis becoming a wholly-owned subsidiary of the Company. Annovis is a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid based products and service for the life sciences industry. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

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

        The costs assigned to intangible assets have been amortized through December 31, 2002 on a straight-line basis over a period averaging 5 years.

        The Company's unaudited pro forma results of operations for the year ended December 31, 2001, assuming the acquisition of Annovis, Inc. occurred as of the beginning of the period presented is as follows:

	Twelve Months Ended December 31,
	2001	2000
Net Sales	$42,581	$32,728
Net Loss	$(7,672)	$(10,293)
Basic and diluted loss per share	$(0.33)	$(0.56)

P.    QUARTERLY RESULTS (UNAUDITED)

        The following table contains selected unaudited consolidated statements of operations data for each quarter for fiscal years 2002 and 2001.

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Sales	$9,831	$9,424	$9,087	$9,212	$37,554
Gross Profit	5,108	4,862	4,249	3,766	17,985
Net loss	$(3,359)	$(3,981)	$(4,727)	$(9,298)	$(21,365)
Basic & Diluted Loss Per Share	$(0.14)	$(0.17)	$(0.20)	$(0.40)	$(0.91)
Basic and Diluted Weighted Average Shares Outstanding	23,653,544	23,699,047	23,483,315	23,498,935	23,582,687

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Sales	$7,930	$9,545	$10,254	$10,738	$38,467
Gross Profit	4,263	5,408	5,663	5,935	21,269
Net loss	$(1,128)	$(1,648)	$(1,910)	$(2,715)	$(7,401)
Basic & Diluted Loss Per Share	$(0.05)	$(0.07)	$(0.08)	$(0.12)	$(0.33)
Basic and Diluted Weighted Average Shares Outstanding	21,227,564	22,504,309	23,183,637	23,302,793	22,560,057

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share losses may not equal the annual loss per share. Effective May 1, 2001, the Company acquired Annovis, Inc. Annovis's results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

Q.    CORPORATE RESTRUCTURING AND ADDITIONAL FINANCING

        The Company has experienced net losses and negative cash flows from operations. As a result, during the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company's expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. Specifically, in the fourth quarter of 2002 the Company notified approximately 60 employees of their termination, notified landlords of our intent to close four facilities and reduce our space commitment under lease at two other facilities, terminated certain consulting and collaboration agreements and abandoned certain patents. As a result of the plan $3.3 million in restructuring charges were recorded and are included in operating expenses. These charges consisted of approximately $800,000 of employee severance costs, $1.2 million in office closure related costs, $400,000 of collaboration and other agreement termination charges and $900,000 in write-offs of abandoned intellectual property. Approximately 45% of the total charges were for non-cash items. Management expects that, as a result of the restructuring, our total operating expenses will be initially decreased by 20% to 25% from 2002 levels. Additional restructuring charges totaling between $500,000 and $700,000 are expected in the first half of 2003.

        Additionally, in March 2003 the Company entered into a loan commitment agreement with a financial institution for a secured line of credit up to a maximum commitment of $5.0 million. Collateral for the line of credit consists of qualified accounts receivable balances. Funds available under the line are equal to 80% of eligible accounts receivable balances. Management expects to finalize the line of credit agreement in the second quarter of 2003. The proposed term of the agreement is 1 year carrying a variable interest rate of 2.25% over prime. Management believes, as a result of the restructuring activities, current cash balances and funds available from the secured line of credit will be sufficient to fund operations through at least fiscal year 2003.

Item 9.    Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

        None.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

        We will file a definitive Proxy Statement with the Securities Exchange Commission not later than April 30, 2003. Information about our directors required by Item 401 of Regulation S-K and information about our directors and executive officers required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement. Information about our Executive Officers is shown in Part I of this filing.

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

Item 14.    Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports of Form 8-K.

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements

      The financial statements listed on page 2 of this report are filed herewith.

    2.
    Financial Statement Schedules—None.

    3.
    Exhibits. The Exhibits required by Item 601 of Regulation S-K of the Securities and Exchange Act of 1934, as amended, filed as part of this report are listed in the Exhibit Index under paragraph (c) of this Item 14.

  (b)
  Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

  (c)
  Exhibits.

2.1	Asset Purchase Agreement, dated May 16, 2000 between the Registrant and SD Acquisition Inc.(2)
2.2	Agreement and Plan of Merger, dated as of April 30, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc.(3)
2.3	Addendum to Agreement and Plan of Merger, dated as of May 18, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc.(3)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant(2)
3.2	Bylaws of the Registrant(1)
4	Form of Certificate of the Registrant's Common Stock(1)
10.1	Amended and Restated 1997 Stock Option Plan of the Registrant(4)
10.2	1999 UK Approved Stock Option Sub Plan of the Registrant(1)
10.3	Employment Agreement, dated April 1, 2000, between the Registrant and Collin J. D'Silva(1)
10.4	Employee Stock Purchase Plan of the Registrant(5)
10.5	Employment Agreement, dated June 1, 2001, between the Registrant and John L. Allbery(7)
10.6	License Agreement, dated September 1, 1994, between Registrant and Professor Dr. Gunther Bonn, et. al. and Amendment thereto, dated March 14, 1997(1)
10.7	License Agreement, dated August 20, 1997, between the Registrant and Leland Stanford Junior University(1)
10.8	Supply Agreement, dated January 1, 2000, between the Registrant and Hitachi Instruments(1)
10.9	Services Provider Agreement, dated December 28, 2001, between the Registrant and Genodyssee S.A.(7)
10.10	Revolving Line of Credit Agreement, dated December 28, 2001, between the Registrant and Genodyssee S.A.(7)
10.11	License Agreement, dated December 1, 1989, between Cruachem Holdings Ltd. (a wholly owned subsidiary of the Registrant) and Millipore Corporation(7)
10.12	Sublicense Agreement, dated October 1, 1991, between Cruachem Holdings Ltd. (a wholly owned subsidiary of the Registrant) and Applied Biosystems, Inc.(7)
10.13	Employment Agreement, dated January 22, 2002, between the Registrant and Keith A. Johnson(8)
10.14	Term Loan Agreement, dated February 1, 2002, between the Registrant and Genodyssee S.A. Certain confidential portion s of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act(8)
10.15	Missives, dated May 17, 2002, between Cruachem Limited (a wholly-owned subsidiary of the Registrant) and Robinson Nugent (Scotland) Limited(9)
10.16	Agreement between The Royal Bank of Scotland plc and Cruachem Limited (a wholly-owned subsidiary of the Registrant), dated August 18, 2002(10)
10.17	Standard Security by Cruachem Limited (a wholly-owned subsidiary of the Registrant) in Favour of The Royal Bank of Scotland plc, dated August 13, 2002(10)
10.18	Lease Agreement by and between Yew Tree Investments LTD., LLLP and the Registrant, dated August 23, 2002(10)

10.19	Master Lease Agreement between General Electric Capital Corporation and the Registrant, dated December 12, 2002
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP
24	Powers of Attorney

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

(7)
This Exhibit is incorporated by reference to the Registrant's Annual Report on Form 10-K, which was filed on March 25, 2002.

(8)
This Exhibit is incorporated by reference to the Registrant's Report on Form 10-Q, which was filed on May 14, 2002.

(9)
This Exhibit is incorporated by reference to the Registrant's Report on Form 10-Q, which was filed on August 14, 2002.

(10)
This Exhibit is incorporated by reference to the Registrant's Report on Form 10-Q, which was filed on November 12, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2003.

TRANSGENOMIC, INC.
By	/s/ COLLIN J. D'SILVA Collin J. D'Silva, Chairman and Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March 2003.

Signature	Title
/s/ COLLIN J. D'SILVA Collin J. D'Silva	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)
/s/ WILLIAM P. RASMUSSEN William P. Rasmussen	Chief Financial Officer (Principal Financial Officer)
/s/ GREGORY J. DUMAN* Gregory J. Duman	Director
/s/ JEFFREY SKLAR* Jeffrey Sklar, M.D., Ph.D.	Director
/s/ ROLAND J. SANTONI* Roland J. Santoni	Director
/s/ PARAG SAXENA* Parag Saxena	Director
*By Collin J. D'Silva, as attorney-in-fact
/s/ COLLIN J. D'SILVA Collin J. D'Silva Attorney-in-fact for the individuals as indicated.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Collin J. D'Silva, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Transgenomic, Inc. (the Registrant);

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ COLLIN J. D'SILVA Collin J. D'Silva, Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William P. Rasmussen, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Transgenomic, Inc. (the Registrant);

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ WILLIAM P. RASMUSSEN William P. Rasmussen, Chief Financial Officer

QuickLinks

Index
PART I
FORWARD-LOOKING STATEMENTS
Part II
INDEPENDENT AUDITORS' REPORT
TRANSGENOMIC, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2002 and 2001 (In thousands except share and per share data)
TRANSGENOMIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2002, 2001 and 2000 (in thousands except share and per share data)
TRANSGENOMIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) Years Ended December 31, 2002, 2001 and 2000 (in thousands except share data)
TRANSGENOMIC INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2002, 2001 and 2000 (In thousands)
TRANSGENOMIC, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2002, 2001 and 2000 (Tabular amounts in thousands except share and per share data)
Part III
Part IV
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER