Form 10-Q
period 2003-03-31
TRANSGENOMIC INC
filed 2003-05-13
CIK 1043961

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

        As of April 30, 2003, the number of shares of common stock outstanding was 23,532,049 consisting of 24,026,653 shares issued less 494,604 shares of Treasury Stock.

TRANSGENOMIC INC.

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Transgenomic, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$6,445	$9,735
Short term investments	—	3,612
Accounts receivable—net	12,272	11,058
Inventories	12,511	12,448
Prepaid expenses and other current assets	2,638	2,274

Total current assets	33,866	39,127
Property and Equipment
Buildings and Equipment	21,834	18,872
Furniture and fixtures	5,902	5,849

Total property and equipment	27,736	24,721
Less: accumulated depreciation	9,491	9,069

Net property and equipment	18,245	15,652
Goodwill	15,275	15,275
Intangible and other assets	3,709	3,981

Total assets	$71,095	$74,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,328	$4,917
Accrued expenses and other liabilities	5,684	4,928
Accrued compensation	1,128	1,113
Current portion of long-term debt	61	63

Total current liabilities	12,201	11,021
Long-term Liabilities
Long-term debt	1,485	1,499

Total liabilities	13,686	12,520
Stockholders' Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 24,026,653 and 23,933,725 issued in 2003 and 2002	241	240
Additional paid-in capital	113,966	113,934
Unearned compensation	(43)	(78)
Accumulated other comprehensive income (loss)	(200)	378
Accumulated deficit	(53,367)	(49,771)

	60,597	64,703
Less: Treasury stock, at cost, 494,604 shares	(3,188)	(3,188)

Total stockholders' equity	57,409	61,515

Total liabilities and stockholders' equity	$71,095	$74,035

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,
	2003	2002
Net sales	$9,505	$9,831
Cost of goods sold	5,814	4,723

Gross profit	3,691	5,108
Operating expenses:
Selling, general and administrative	4,608	5,886
Research and development	2,325	2,772
Restructuring charges	264	—
Stock based compensation expense	35	25

	7,232	8,683
Loss from operations	(3,541)	(3,575)
Other income (expense)
Interest income	34	251
Interest expense	(42)	—
Other expense, net	(33)	(14)

	(41)	237
Loss before income taxes	(3,582)	(3,338)
Income tax expense	14	21

Net loss	$(3,596)	$(3,359)

Basic and diluted weighted average shares outstanding	23,518,713	23,653,544
Net loss per common share—basic and diluted	$(0.15)	$(0.14)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net loss	$(3,596)	$(3,359)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	835	869
Non-cash compensation expense	35	25
Changes in operating assets and liabilities:
Accounts receivable	(1,330)	28
Inventories	(183)	(3,246)
Prepaid expenses and other current assets	(375)	(383)
Accounts payable	420	2,621
Accrued expenses	1,053	(1,213)

Net cash flows from operating activities	(3,141)	(4,658)
Cash Flows from Investing Activities
Purchase of property and equipment	(3,667)	(1,440)
Proceeds from the maturities and sale of available for sale securities	3,612	12,450
Purchases of available for sale securities	—	(15,880)
(Increase)/decrease in other assets	212	(2,911)

Net cash flows from investing activities	157	(7,781)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	33	388

Net cash flows from financing activities	33	388
Effect of foreign currency exchange rates on cash	(339)	(45)

Net change in cash and cash equivalents	(3,290)	(12,096)
Cash and cash equivalents at beginning of period	9,735	19,613

Cash and cash equivalents at end of period	$6,445	$7,517

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data)

A.    CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2002, that are included in the Company's Annual Report on Form 10-K.

Stock Based Compensation.

        The Company accounts for its employee stock option grants under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the deemed fair market value of the Company's common stock at the date of grant over the stock option exercise price. Stock option grants to nonemployees are accounted for using the fair value method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes model.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended
	March 31, 2003	March 31, 2002
Net Loss:
As reported	$(3,596)	$(3,359)
Pro forma	(3,974)	(3,863)
Basic and diluted loss per share:
As reported	(0.15)	(0.14)
Pro forma	(0.17)	(0.16)

B.    SHORT TERM INVESTMENTS

        The Company had no short-term investments at March 31, 2003. At December 31, 2002, short-term investments consisted of the following:

December 31, 2002	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	3,611	1	—	3,612

Total securities available-for-sale	$3,611	$1	$—	$3,612

        Maturities of short-term investments are due within one year.

C.    INVENTORIES

        At March 31, 2003 and December 31, 2002, inventories consisted of the following:

	2003	2002
Finished goods	$7,041	$6,400
Raw materials and work in progress	5,410	5,904
Demonstration inventory	241	325

	12,692	12,629
Less long-term demonstration inventory	(181)	(181)

	$12,511	$12,448

D.    OTHER ASSETS

        At March 31, 2003 and December 31, 2002, finite lived intangible assets and other assets consist of the following:

	March 31, 2003			December 31, 2002
	Cost	Accumulated Reserve	Net Book Value	Cost	Accumulated Reserve	Net Book Value
Capitalized software	$2,132	$225	$1,907	$2,132	$24	$2,108
Intellectual property	555	106	449	545	90	455
Patents	829	156	673	883	150	733
Other	803	123	680	799	114	685

Total	$4,319	$610	$3,709	$4,359	$378	$3,981

        Amortization expense for intangible assets was $218,000 during the quarter ended March 31, 2003. The Company expects amortization expense for intangible assets to be approximately $564,000 for the balance of 2003, $900,000 in fiscal 2004, $900,000 in fiscal 2005, $200,000 in fiscal 2006, $233,000 in fiscal 2007 and $57,000 in fiscal 2008.

E.    GOODWILL

        At March 31, 2003 and December 31, 2002, goodwill by operating segment consisted of the following:

	Biosystems operating segment	Nucleic Acids operating segment	Total
Net balance December 31, 2002	$638	$14,637	$15,275
Adjustments	—	—	—

Net balance March 31, 2003	$638	$14,637	$15,275

F.    STOCKHOLDERS' EQUITY AND STOCK OPTIONS

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

	Three Months Ended March 31,
	2003	2002
Net loss	$(3,596)	$(3,359)
Unrealized loss on available for sale securities	—	(43)
Currency translation adjustments	(578)	(92)

Total comprehensive loss	$(4,174)	$(3,494)

        Stock Options.    During the first quarter of fiscal 2003, the Company granted 1,500 options with an exercise price of $1.98 per share. The following table summarizes activity under the 1997 Stock Option Plan during the three months ended March 31, 2003.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2002	5,144,910	$6.62
Granted	1,500	$1.98
Exercised	—	—
Canceled	138,095	$8.03

Balance at March 31, 2003	5,008,315	$6.58

Exercisable at March 31, 2003	3,504,048	$6.44

        The weighted average fair value of options granted was $1.12 for the first three months of fiscal 2003. At March 31, 2003, the weighted average remaining contractual life of options outstanding was 6 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first three months of fiscal 2003: no common stock dividends; risk-free interest rate of 3.9%; 85% volatility; and an expected option life of 3 years.

G.    INCOME TAXES

        Due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months ended March 31, 2003, based on management's determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three months ended March 31, 2003, the Company recorded current tax expense related to its Japan branch operations.

        As of March 31, 2003 and December 31, 2002, the Company's deferred tax assets were offset by a valuation allowance of approximately $24.6 million and $23.2 million, respectively, due to the Company's cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

H.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

        The Company's operations are managed based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income. Expenses that cannot be directly identified to an operating activity or are considered corporate overhead are not allocated to the segments in arriving at operating income for the segment. Generally, decisions regarding asset allocation, financing, taxes or other items impacting the Company's balance sheet are made at the corporate level and, accordingly, operating segment balance sheet information is not typically reviewed by operating segment.

        The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. This segment's products are based upon separations chemistries and enzymology. Specifically, this segment's main products are the WAVE system, related bioconsumables and research services.

        The Nucleic Acids operating segment generates revenue from the sale of products and services based upon nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segment's main products are nucleic acid building blocks or phosphoramidites, oligonucleotides, fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

        The following is information for net sales and operating income by segment.

	Three Months Ended March 31,
	2003	2002
Sales
BioSystems	$6,939	$6,124
Nucleic Acids	2,566	3,707

Total	$9,505	$9,831

Income/(loss) from operations
BioSystems	$(663)	$(2,114)
Nucleic Acids	(886)	206
Corporate	(1,992)	(1,667)

Total	$(3,541)	$(3,575)

        Fixed asset additions during the quarter were mainly in the Nucleic Acid operating segment. Fixed assets in this segment were $12.3 million at March 31, 2003 and $8.9 million at December 31, 2002.

I.    CORPORATE RESTRUCTURING AND ADDITIONAL FINANCING

        The Company has historically experienced net losses and negative cash flows from operations. As a result, management formulated a restructuring plan designed to reduce expenses thereby better aligning the Company's expense structure with current business prospects. The plan includes employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. A significant portion of the plan was executed in the fourth quarter of 2002 resulting in the recording of $3.3 million in restructuring charges. Restructuring activities continued in the current quarter resulting in additional restructuring charges of $264,000. Additional restructuring charges totaling between $235,000 and $435,000 are expected in the second quarter of 2003. The Company had accrued expenses and other liabilities associated with the restructuring activities of $730,000 at March 31, 2003 and $1.4 million at December 31, 2002. The accrued expenses at March 31, 2003 were primarily related to office closures. The accrued expense at December 31, 2002 were primarily related to office closures and employee severance.

        In March 2003 the Company entered into a loan commitment agreement with a financial institution for a secured line of credit up to a maximum commitment of $5.0 million. Collateral for the line of credit consists of all assets of Transgenomic, Inc. Funds available under the line are equal to 80% of eligible accounts receivable balances. Management expects to finalize the line of credit agreement in the second quarter of 2003. The proposed term of the agreement is 1 year carrying an interest rate of 2.25% over prime. Management believes, as a result of the restructuring activities, current cash balances and funds available from the secured line of credit will be sufficient to fund operations through at least fiscal year 2003.

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

        The Company's operations are managed based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income. Expenses that cannot be directly identified to an operating activity or are considered corporate overhead are not allocated to the segments in arriving at operating income for the segment.

        The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. This segment's products are based upon separations chemistries and enzymology. Specifically, this segment's main products are the WAVE system, related bioconsumables and research services. Since the WAVE System product introduction in 1997, we have sold nearly 1,000 instruments to customers in over 30 countries.

        The Nucleic Acids operating segment generates revenue from the sale of products and services based upon nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segment's main products are nucleic acid building blocks or phosphoramidites, oligonucleotides, fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

        We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At March 31, 2003, we had an accumulated deficit of $53.4 million. We expect to continue to incur substantial research and development and selling, general and administrative costs.

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

        The Company considers its critical accounting policies to be:

  •
  Allowance For Doubtful Accounts

  •
  Inventories

  •
  Depreciation and Amortization of Long-lived Assets

  •
  Impairment of Long-lived Assets

  •
  Revenue Recognition.

        For additional discussion of these critical accounting policies, see the "Management Discussion and Analysis" section of the Company's 2002 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2003 and 2002

        Net Sales.    Net sales decreased 3% to $9.5 million in 2003 from $9.8 million in 2002. Sales in our BioSystems operating segment increased 13% to $6.9 million in 2003 from $6.1 million in 2002. Total revenues from sales of WAVE Systems increased 9% to $5.3 million in 2003 from $4.9 million in 2002. Bioconsumable product sales included in this operating segment increased 29% to $1.6 million in 2003 from $1.2 million in 2002. Sales in our Nucleic Acid operating segment decreased 31% to $2.6 million in 2003 from $3.7 million in 2002. Sales of WAVE systems increased mainly due to strong sales in Europe and the Far East offset by lower sales volumes to commercial and industrial customers and our North American customer base. In the first quarter of 2003 we sold no systems to commercial and industrial customers compared to approximately 8% of unit sales in 2002. Systems sold in North America accounted for approximately 24% of unit sales in 2003 as compared to approximately 39% in 2002. Sales of WAVE related consumable products increased as the installed base of WAVE Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. The decrease in nucleic acid product sales is attributable largely to declines in demand for standard chemical building blocks. Demand for the development and production of novel chemistries has remained constant. Part of our business strategy is to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical companies on which we are targeting our sales efforts. Therefore, we may see large variations in quarterly revenue flows for these products.

        Cost of Goods Sold.    Cost of goods sold increased 23% to $5.8 million in 2003 from $4.7 million in 2002, representing 61% of net sales in 2003 and 48% of net sales in 2002. BioSystems sales margins and average selling prices were consistent year over year. During the remainder of 2003 we anticipate that our cost of goods sold for our BioSystems products will remain within historical averages or improve slightly. Currently our Nucleic Acid products are sold at lower margins compared to our Biosystems products. The margins in our Nucleic Acids operating segment are lower due to bulk sales of nucleic acid building block products and higher manufacturing costs due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due to the mix of products sold and additional manufacturing costs related to our new production facility in Boulder, Colorado. Overall we anticipate that our total cost of goods sold will be consistent with 2002 or slightly higher. This is the result of the underutilization of our new oligonucleotide production facility in Boulder, Colorado. After 2003, we anticipate that the overall cost of goods sold percentage will improve as we refine our systems configurations potentially reducing material costs, improve upon production methods in our Nucleic Acid operating segment which currently result in higher overall manufacturing costs and as product revenues increase thereby spreading our fixed production costs over a larger revenue base.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 22% to $4.6 million in 2003 from $5.9 million in 2002. This decrease is primarily the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services, rent and travel related costs. Additionally, we recorded foreign currency transaction exchange rate gains during the quarter. Combined these items accounted for over 90% of the total decrease. Total selling, general and administrative expenses represented 48% of net sales in 2003 versus 60% of net sales in 2002. It is expected that, as a result of our restructuring activities described below, our selling, general and administrative expenses will decrease from 2002 levels.

        Research and Development Expenses.    Research and development expenses decreased 16% to $2.3 million in 2003 from $2.8 million in 2002. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs. The decrease is the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services, supplies and travel related costs. These decreased expenses were offset by a decline in the amount of capitalized software development costs. Combined these items accounted for approximately 85% of the total decrease. Total research and development expenses represented 24% of net sales in 2003 versus 28% of net sales in 2002. It is expected that, as a result of our restructuring activities discussed below, our research and development expenses will decrease from 2002 levels.

        Stock Based Compensation.    Stock based compensation expense was $35,000 in 2003 as compared to $25,000 in 2002. This expense represents the amortization of deferred compensation related to stock options issued.

        Restructuring Charges.    During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company's expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. We continued to execute upon the plan during the first quarter of 2003. As a result, $264,000 in restructuring charges were recorded and are included in operating expenses. These charges consisted mainly of employee severance costs. We expect that, as a result of the restructuring, our total operating expenses for 2003 will be 20% to 25% below 2002 levels. Further restructuring activities are expected in the second quarter of 2003. As such, additional restructuring charges totaling between $235,000 and $435,000 are expected.

        Other Income (Expense).    Other income and expense, which consists mainly of net interest income and expense, decreased to an expense of $41,000 in 2003 from income of $237,000 in 2002. Interest income for the quarter was $34,000 as compared to $251,000 in 2002. Interest expense for the quarter was $42,000 as compared to none in 2002. The decrease in interest income is a result of declining interest rates on investments and reductions in our short-term investment balances. Interest expense will increase in 2003 due to the long-term debt obtained by the Company during 2002 and the recently committed line of credit.

        Income Taxes.    Income tax expense during the quarter was $14,000 while in 2002 income tax expense was $21,000. During the quarter the Company recorded current tax expense related to its Japan branch operations and certain state taxes. Our deferred tax assets as of March 31, 2003 were $24.6 million and were offset by a valuation allowance of $24.6 million. Our deferred tax assets as of December 31, 2002 were $23.2 million and were offset by a valuation allowance of $23.2 million. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

        We have historically experienced net losses and negative cash flows. As a result, we had an accumulated deficit of $53.4 million as of March 31, 2003. As of March 31, 2003, and December 31, 2002, we had approximately $6.4 million and $9.7 million, respectively, in cash and cash equivalents. In addition, as of December 31, 2002, we had approximately $3.6 million in short-term investments for total cash and short-term investments of approximately $13.3 million.

        During the first quarter of 2003 our major cash expenditures were the funding of our operations and capital projects. A total of approximately $6.9 million of cash and investments was used with approximately $3.1 million used to fund our operations and $3.7 million for capital projects. Operating activities and capital projects were funded through existing cash and investments. Major capital projects during the quarter included facility build-out, expansion and improvement at our two nucleic acid production facilities in Boulder, Colorado and Glasgow, Scotland. The Boulder facility project is designed to be a cGMP (Good Manufacturing Practices) facility for the synthesis of oligonucleotides. This facility began non-GMP production operations during the first quarter of 2003 and is expected to begin cGMP production in the second quarter of 2003. The Glasgow facility project, which produces nucleic acid building blocks, included the upgrading of equipment and processes at the current production facility and the build-out of a new facility that will include significant capacity expansion along with further equipment and process improvements. The current production facility improvements were completed during 2002 and the first production line, or pilot line, in the new facility is expected to be completed in 2003.

        Our operating activities resulted in net outflows of $3.1 million in 2003 and $4.7 million in 2002. The operating cash outflows for these periods resulted mainly from our operating losses. Significant investments in research and development and sales and marketing contributed to the operating losses. The operating cash outflows for 2003 are lower than those in the prior year due in large part to increases in accounts payables and accrued liabilities offset by operating losses and increased accounts receivable balances. Accounts receivable balances increased due largely to the concentration of sales during the fourth quarter of 2002 and first quarter of 2003 in European countries where payment terms of 90 days or more are customary.

        Net cash provided by investing activities was $157,000 in 2003 as compared to cash used of $7.8 million for 2002. The investing cash flow in 2003 is due primarily to the maturity of short-term investment funds offset by investment in property, plant and equipment. Cash used in investing activities in 2002 was due primarily to net reinvestment of funds in short-term investments and investments in property, plant and equipment.

        Net cash provided by financing activities was $33,000 in 2003 and $388,000 for 2002. The financing cash inflows were the result of proceeds from the sale of common stock.

        We are party to a number of lease agreements mainly for office, research and development and production facilities. Such lease agreements expire at various dates through 2007, with future minimum annual lease payments of approximately $2.8 million in 2003 declining to less than $1.0 million in 2007.

        We expect to devote substantial capital resources to continue our research and development efforts, to expand our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements for operations depend on a number of factors, including the level of our research and development activities, market acceptance of our products and services, the resources we devote to developing and supporting our products and services, normal capital expenditures and other factors. The restructuring plan developed in 2002 is expected to reduce our operating expenses and thereby reduce the cash needed to fund our operations until such time as we become cash flow positive. Additionally, our capital budget includes expenditures for the completion of our facility expansion projects in Glasgow, Scotland, and Boulder, Colorado and for general facility and equipment improvements. Additional expansion projects for the Glasgow and Boulder production facilities may be incurred over the next 2 to 3 years as business demand dictates. During the second quarter 2003 we expect to continue to make significant investments in property, plant and equipment, however, in the second half of 2003 we expect our capital expenditures to drop significantly as our production expansion projects come to an end. Our original capital expenditures budget for 2003 was approximately $8.4 million. We have re-evaluated the budget and have revised it downward. We now expect capital expenditures for the full year to be in the range of $6.7 million to $7.4 million.

        We expect to meet total cash needs for the remainder of 2003 from existing cash as of March 31, 2003 of $6.4 million, additional cash generated from operations during 2003 and funds available to us under a new $5.0 million credit facility. In March 2003, we entered into a loan commitment agreement with a financial institution for up to a $5.0 million secured line of credit. Collateral for the line consists of all assets held by Transgenomic, Inc. Funds available under the line are equal to 80% of eligible accounts receivable balances. Management expects to finalize the line of credit agreement in the second quarter of 2003. The proposed term of the agreement is 1 year carrying a variable interest rate of 2.25% over prime. Additionally, we continue to pursue financing of up to an additional $5.0 million beyond the committed line of credit. We feel that such additional financing will be secured in 2003. Current financial and cash flow projections indicate that operating cash flows are expected to turn positive during the fourth quarter of 2003. These projections may or may not be realized based upon actual operating results and capital project requirements. Thus, during or after this period, if our existing cash and short-term investments, cash generated by operations and available borrowings under credit agreements is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us. Our failure to raise additional capital, if needed, would harm our financial condition, results of operations and our business.

Impact of Inflation

        We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Foreign Currency Rate Fluctuations

        Historically approximately 50% of our net sales have been to customers outside the United States. Most of these sales are completed by our wholly owned subsidiaries, Transgenomic, Ltd. and Cruachem, Ltd., and are made in their operating currency, the British Pounds Sterling, or the Euro. Results of operations for the Company's foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. To further limit our exposure to exchange rate risk all sales quotes issued by

Transgenomic, Ltd. are based upon the United States dollar pricing converted at prevailing exchange rates at the time of the quote. Additionally, such quotes have short expiration dates. As a result, although we are subject to exchange rate risk based largely upon the levels of outstanding accounts receivables, management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

Forward-looking Information

        This report contains a number of "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Many of these forward-looking statements refer to our plans, objective, expectations and intentions, as well as our future financial results. You can identify these forward-looking statements by forward-looking words such as "expects," anticipates," "intends," "plans," "may," "will," "believes," "feels", "seeks," "estimates," and similar expressions. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors would include the growth of the markets for DNA analysis technology and consumable products, the acceptance of our technology, our ability to continue to improve our products, the development of competing technologies, and our ability to protect our intellectual property rights.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We recently committed to a secured line of credit that carries a variable interest rate. This line of credit will expose us to interest rate risk in 2003. We no longer have short-term investments that subject us to the market risks described in our most recent Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not a party to, and none of our assets or properties are subject to, any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

d)
The amount of net proceeds from our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. We used approximately $3.1 million of the net proceeds for capital expenditures during 2000, an additional $5.7 million during 2001, an additional $11.5 million during 2002 and an additional $3.7 million in the first three months of 2003. We expect to apply up to $3.7 million of the net proceeds of this offering for capital expenditures during the remainder of 2003. Such expenditures were made for, and are expected to be made for, general infrastructure investments (i.e. computer equipment, software and leasehold improvements) and production facility improvements and expansion. At March 31, 2003, approximately $3.4 million was invested in cash equivalent investments. We expect to use the remaining amount of the net offering proceeds for general working capital needs. The amounts actually expended for each purpose may vary significantly depending upon many factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations.

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
(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(99.1)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)
Reports on Form 8-K

        The Registrant did not file a Report on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
May 13, 2003	By:	/s/ WILLIAM P. RASMUSSEN William P. Rasmussen, Chief Financial Officer (authorized officer and principal financial officer)

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

Date: May 13, 2003	/s/ COLLIN J. D'SILVA Collin J. D'Silva, Chief Executive Officer

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

Date: May 13, 2003	/s/ WILLIAM P. RASMUSSEN William P. Rasmussen, Chief Financial Officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER