Form 10-Q
period 2003-06-30
TRANSGENOMIC INC
filed 2003-08-12
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

(402) 452-5400
(Registrant’s telephone number, including area code)

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

As of July 28, 2003, the number of shares of common stock outstanding was 23,558,839 consisting of 24,053,443 shares issued less 494,604 shares of Treasury Stock.

TRANSGENOMIC INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Transgenomic, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$3,045	$9,735
Short term investments	—	3,612
Accounts receivable—net	10,177	11,058
Inventories	12,507	12,448
Prepaid expenses and other current assets	2,156	2,274
Total current assets	27,885	39,127
Property and Equipment
Buildings and Equipment	21,071	18,872
Furniture and fixtures	8,324	5,849
Total property and equipment	29,395	24,721
Less: accumulated depreciation	10,532	9,069
Net property and equipment	18,863	15,652
Goodwill	15,275	15,275
Intangible and other assets	3,701	3,981
Total assets	$65,724	$74,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,595	$4,917
Accrued expenses and other liabilities	3,672	4,928
Accrued compensation	942	1,113
Current portion of long-term debt	63	63
Line of credit	1,337	—
Total current liabilities	10,609	11,021
Long-term Liabilities
Long-term debt	1,539	1,499
Total liabilities	12,148	12,520
Stockholders’ Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 24,026,653 and 23,933,725 issued in 2003 and 2002	241	240
Additional paid-in capital	114,023	113,934
Unearned compensation	(8)	(78)
Accumulated other comprehensive income	546	378
Accumulated deficit	(58,038)	(49,771)
	56,764	64,703
Less: Treasury stock, at cost, 494,604 shares	(3,188)	(3,188)
Total stockholders’ equity	53,576	61,515
Total liabilities and stockholders’ equity	$65,724	$74,035

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$8,481	$9,424	$17,986	$19,255
Cost of goods sold	5,925	4,562	11,739	9,285
Gross profit	2,556	4,862	6,247	9,970
Operating expenses:
Selling, general and administrative	4,215	5,923	8,823	11,822
Research and development	2,362	2,964	4,688	5,736
Restructuring and restructuring related charges (Note J)	474	—	738	—
Stock based compensation expense	50	35	85	60
	7,101	8,922	14,334	17,618
Loss from operations	(4,545)	(4,060)	(8,087)	(7,648)
Other income (expense)
Interest income	12	171	46	423
Interest expense	(51)	(10)	(93)	(10)
Other expense, net	(76)	(6)	(109)	(8)
	(115)	155	(156)	405
Loss before income taxes	(4,660)	(3,905)	(8,243)	(7,243)
Income tax expense	10	76	24	97
Net loss	$(4,670)	$(3,981)	$(8,267)	$(7,340)
Basic and diluted weighted average shares outstanding	23,540,979	23,699,047	23,529,858	23,673,084
Net loss per common share—basic and diluted	$(0.20)	$(0.17)	$(0.35)	$(0.31)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net loss	$(8,267)	$(7,340)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,762	1,803
Non-cash restructuring and restructuring related charges	364	—
Non-cash compensation expense	85	60
Changes in operating assets and liabilities:
Accounts receivable	995	580
Inventories	326	(5,560)
Prepaid expenses and other current assets	(188)	(822)
Accounts payable	(522)	1,015
Accrued expenses	(1,304)	(122)
Net cash flows from operating activities	(6,749)	(10,386)
Cash Flows from Investing Activities
Purchase of property and equipment	(4,886)	(4,461)
Proceeds from the maturities and sale of available for sale securities	3,612	24,285
Purchase of available for sale securities	—	(19,088)
Increase in Notes receivable	—	(1,885)
Change in other assets	147	(2,193)
Net cash flows from investing activities	(1,127)	(3,342)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	75	528
Purchase of treasury stock	—	(437)
Line of credit	1,337	—
Net cash flows from financing activities	1,412	91
Effect of foreign currency exchange rates on cash	(226)	382
Net change in cash and cash equivalents	(6,690)	(13,255)
Cash and cash equivalents at beginning of period	9,735	19,613
Cash and cash equivalents at end of period	$3,045	$6,358

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data)

A.   CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2002, that are included in the Company’s Annual Report on Form 10-K.

Stock Based Compensation.

The Company accounts for its employee stock option grants under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the deemed fair market value of the Company’s common stock at the date of grant over the stock option exercise price. Stock option grants to nonemployees are accounted for using the fair value method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes model.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Loss:
As reported	$(4,670)	$(3,981)	$(8,267)	$(7,340)
Pro forma	(5,211)	(4,575)	(9,187)	(8,438)
Basic and diluted loss per share:
As reported	(0.20)	(0.17)	(0.35)	(0.31)
Pro forma	(0.22)	(0.19)	(0.39)	(0.36)

B.   SHORT TERM INVESTMENTS

The Company had no short-term investments at June 30, 2003. At December 31, 2002, short-term investments consisted of the following:

December 31, 2002	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	3,611	1	—	3,612
Total securities available-for-sale	$3,611	$1	$—	$3,612

Maturities of short-term investments were due within one year.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data) (Continued)

C.   INVENTORIES

At June 30, 2003 and December 31, 2002, inventories consisted of the following:

	June 30, 2003	December 31, 2002
Finished goods	$6,105	$6,400
Raw materials and work in progress	6,173	5,904
Demonstration inventory	358	325
	12,636	12,629
Less long-term demonstration inventory	(129)	(181)
	$12,507	$12,448

D.   OTHER ASSETS

At June 30, 2003 and December 31, 2002, finite lived intangible assets and other assets consist of the following:

	June 30, 2003			December 31, 2002
	Cost	Accumulated Reserve	Net Book Value	Cost	Accumulated Reserve	Net Book Value
Capitalized software	$2,132	$402	$1,730	$2,132	$24	$2,108
Intellectual property	725	123	602	545	90	455
Patents	900	162	738	883	150	733
Other	764	133	631	799	114	685
Total	$4,521	$820	$3,701	$4,359	$378	$3,981

Amortization expense for intangible assets was $201,000 and $418,000 during the three and six months ended June 30, 2003, respectively.  Amortization expense for intangible assets was $42,000 and $70,000 during the three and six months ended June 30, 2002, respectively.  The Company expects amortization expense for intangible assets to be approximately $393,000 for the balance of 2003, $919,000 in fiscal 2004, $916,000 in fiscal 2005, $214,000 in fiscal 2006, $250,000 in fiscal 2007 and $74,000 in fiscal 2008.

E.   GOODWILL

At June 30, 2003 and December 31, 2002, goodwill by operating segment consisted of the following:

	Biosystems operating segment	Nucleic Acids operating segment	Total
Net balance December 31, 2002	$638	$14,637	$15,275
Adjustments	—	—
Net balance June 30, 2003	$638	$14,637	$15,275

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data) (Continued)

F.   STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

Other Comprehensive Income.   Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. These translation adjustments, along with unrealized gains and losses on available-for-sale securities, are the Company’s only components of other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(4,670)	$(3,981)	$(8,267)	$(7,340)
Unrealized loss on available for sale securities	—	18	—	(25)
Currency translation adjustments	746	380	168	288
Total comprehensive loss	$(3,924)	$(3,583)	$(8,099)	$(7,077)

Stock Options.   During the six months ended June 30, 2003, the Company granted 831,000 options with exercise prices of $1.30 per share to $1.98 per share. The following table summarizes activity under the 1997 Stock Option Plan during the six months ended June 30, 2003.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2002	5,144,910	$6.62
Granted	831,000	$1.54
Exercised	—	—
Canceled	177,092	$7.97
Balance at June 30, 2003	5,798,818	$5.85
Exercisable at June 30, 2003	3,747,728	$6.30

The weighted average fair value of options granted was $1.12 for the first six months of fiscal 2003. At June 30, 2003, the weighted average remaining contractual life of options outstanding was 6 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first six months of fiscal 2003: no common stock dividends; risk-free interest rate of 3.6% to 3.9%; 85% volatility; and an expected option life of 3 years.

G.   INCOME TAXES

Due to the Company’s cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three and six months ended June 30, 2003, based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data) (Continued)

G.   INCOME TAXES (Continued)

required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three and six months ended June 30, 2003, the Company recorded current tax expense related to its foreign branch operations.

As of June 30, 2003 and December 31, 2002, the Company’s deferred tax assets were offset by a valuation allowance of approximately $26.4 million and $23.2 million, respectively, due to the Company’s cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

H.   OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are managed based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in segment operating income. Expenses that cannot be directly identified to an operating activity or are considered corporate overhead are not allocated to the segments in arriving at operating income for the segment. Generally, decisions regarding asset allocation, financing, or other items impacting the Company’s balance sheet are made at the corporate level and, accordingly, balance sheet information is not typically reviewed by operating segment.

The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. This segment’s products are based upon separations chemistries and enzymology. Specifically, this segment’s main products are the WAVE System, related bioconsumables and research services.

The Nucleic Acids operating segment generates revenue from the sale of products and services based upon nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segment’s main products are nucleic acid building blocks or phosphoramidites, oligonucleotides, fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

The following is information for net sales and operating income by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales
BioSystems	$6,660	$5,609	$13,599	$11,733
Nucleic Acids	1,821	3,815	4,387	7,522
Total	$8,481	$9,424	$17,986	$19,255
Income/(loss) from operations
BioSystems	$(625)	$(2,544)	$(1,288)	$(4,658)
Nucleic Acids	(1,871)	236	(2,757)	442
Corporate	(2,049)	(1,752)	(4,042)	(3,432)
Total	$(4,545)	$(4,060)	$(8,087)	$(7,648)

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data) (Continued)

H.   OPERATING SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Fixed asset additions during the six months ended June 30, 2003 were mainly in the Nucleic Acid operating segment. The net book value of fixed assets in this segment was $12.5 million at June 30, 2003 and $8.9 million at December 31, 2002.

I.   LINE OF CREDIT

In June 2003 the Company entered into a loan agreement with a financial institution for a secured line of credit up to a maximum of $5.0 million. Collateral for the line of credit consists of all assets of Transgenomic, Inc. Funds available under the line are equal to 80% of eligible accounts receivable balances. The amount outstanding on the line of credit was approximately  $1.3 million as of June 30, 2003. The total additional funds available on the line of credit, based upon eligible accounts receivable balances, as of June 30, 2003, were approximately $900,000.  The term of the agreement is 1 year carrying an interest rate of 2.25% over prime.

J.   CORPORATE RESTRUCTURING

The Company has historically experienced net losses and negative cash flows from operations. As a result, management formulated a restructuring plan designed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan includes employee terminations, office closures, and termination of collaborations and write-offs of abandoned intellectual property. A significant portion of the plan was executed in the fourth quarter of 2002 resulting in the recording of $3.3 million in restructuring charges. Restructuring and restructuring related activities continued in the current year resulting in additional restructuring charges of $474,636 and $738,302 for the three and six months ended June 30, 2003.  These charges consist of employee severance costs and the write-off of a note receivable related to the abandonment of product development collaboration.  The write-off of the note receivable accounted for $364,000 of the second quarter and year-to-date charges.  The Company had accrued expenses and other liabilities associated with the restructuring activities of approximately $460,000 at June 30, 2003 and $1.4 million at December 31, 2002. The accrued expenses at June 30, 2003 were related to office closures. The accrued expenses at December 31, 2002 were primarily related to office closures and employee severance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s operations are managed based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income. Expenses that cannot be directly identified to an operating activity or are considered corporate overhead are not allocated to the segments in arriving at operating income for the segment.

The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. This segment’s products are based upon separations chemistries and enzymology. Specifically, this segment’s main products are the WAVE System, related bioconsumables and research services. Since the WAVE System product introduction in 1997, we have sold over 1,000 instruments to customers in over 30 countries.

The Nucleic Acids operating segment generates revenue from the sale of products and services based upon nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segment’s main products are nucleic acid building blocks or phosphoramidites, oligonucleotides, fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At June 30, 2003, we had an accumulated deficit of $58.0 million. We expect to continue to incur substantial research and development and selling, general and administrative costs.

Critical Accounting Policies

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgment or estimates may vary under different assumptions or circumstances.

The Company considers its critical accounting policies to be:

•        Allowance For Doubtful Accounts

•        Inventories

•        Depreciation and Amortization of Long-lived Assets

•        Impairment of Long-lived Assets

•        Revenue Recognition.

For additional discussion of these critical accounting policies, see the “Management Discussion and Analysis” section of the Company’s 2002 Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30, 2003 and 2002

Net Sales.   Net sales decreased 10% to $8.5 million in 2003 from $9.4 million in 2002. Sales in our BioSystems operating segment increased 19% to $6.7 million in 2003 from $5.6 million in 2002. Total revenues from sales of WAVE Systems increased 16% to $4.9 million in 2003 from $4.2 million in 2002. Bioconsumable product sales included in this operating segment increased 28% to $1.8 million in 2003 from $1.4 million in 2002. Sales of WAVE Systems increased mainly due to strong sales in Europe and the Far East offset by lower sales volumes to our North American customer base. Sales of WAVE-related consumable products increased as the installed base of WAVE Systems has increased. Sales in our Nucleic Acid operating segment decreased 52% to $1.8 million in 2003 from $3.8 million in 2002. The decrease in nucleic acid product sales is attributable largely to declines in demand for pharmaceutical grade chemical building blocks. Part of our business strategy is to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical companies on which we are targeting our sales efforts. Therefore, we may see large variations in quarterly revenue flows for these products. We have experienced a decline in demand from these biopharmaceutical and pharmaceutical companies due in part to these companies experiencing varying degrees of success in their product development cycle.

Cost of Goods Sold.   Cost of goods sold increased 30% to $5.9 million in 2003 from $4.6 million in 2002, representing 70% of net sales in 2003 and 48% of net sales in 2002. Cost of goods sold in our BioSystems segment remains within historical ranges at 40% in 2003 compared to 36% in 2002. During the remainder of 2003 we anticipate that our cost of goods sold for our BioSystems products will remain within historical ranges. Currently our Nucleic Acid products are sold at lower margins compared to our Biosystems products. The margins in our Nucleic Acids operating segment have been negatively impacted by higher manufacturing costs due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado and declining sales resulting in the allocation of our fixed manufacturing costs across a smaller base. Cost of goods sold in our Nucleic Acid segment was 165% in 2003 compared to 65% in 2002. We expect margins in 2003 for our Nucleic Acid unit to remain under pressure due largely to underutilization of manufacturing capacity. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due to additional manufacturing costs and underutilization of Nucleic Acid manufacturing capacity. After 2003, we anticipate that the overall cost of goods sold percentage will improve based upon actions currently being taken. These actions include refining our systems configurations potentially reducing material costs, improving production methods in our Nucleic Acid operating segment which currently result in higher overall manufacturing costs and increasing product revenues thereby spreading our fixed production costs over a larger revenue base.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased 29% to $4.2 million in 2003 from $5.9 million in 2002. This decrease is primarily the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services, advertising, sales promotions and meeting expenses by approximately $1.9 million. A lower level of recorded foreign currency transaction exchange rate gains offset these expense reductions during the quarter by approximately $300,000. Total selling, general and administrative expenses represented 50% of net sales in 2003 versus 63% of net sales in 2002. It is expected that, as a result of our restructuring activities described below, our selling, general and administrative expenses will decrease from 2002 levels.

Research and Development Expenses.   Research and development expenses decreased 20% to $2.4 million in 2003 from $3.0 million in 2002. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs. The decrease is primarily the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services, supplies and travel related costs by approximately $870,000. These decreased expenses were offset by a decline in the amount of capitalized software development costs of approximately $370,000. Total research and development expenses represented 28% of net sales in 2003 versus 32% of net sales in 2002. It is expected that, as a result of our restructuring activities discussed below, our research and development expenses will decrease from 2002 levels.

Stock Based Compensation.   Stock based compensation expense was $50,000 in 2003 as compared to $35,000 in 2002. This expense represents the amortization of deferred compensation related to stock options issued.

Restructuring and Restructuring Related Charges.   During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, and termination of collaborations and write-offs of abandoned intellectual property. We continued to execute upon the plan during the second quarter of 2003. As a result, $474,000 in restructuring and restructuring related charges was recorded and is included in operating expenses. These charges consisted of employee severance costs and the write-off of a note receivable related to the abandonment of product development collaboration. The note receivable write-off was a non-cash charge totaling $364,000. We expect that, as a result of the restructuring, our total operating expenses for 2003 will be 20% to 25% below 2002 levels. Further restructuring activities may occur in the second half of 2003.

Other Income (Expense).   Other income and expense, which consists mainly of net interest income and expense, decreased to an expense of $115,000 in 2003 from income of $155,000 in 2002. Interest income for the quarter was $12,000 as compared to $161,000 in 2002. Interest expense for the quarter was $52,000 as compared to none in 2002. The decrease in interest income is a result of declining interest rates on investments and reductions in our short-term investment balances. Interest expense will increase in 2003 due to the long-term debt obtained by the Company during 2002 and our line of credit.

Income Taxes.   Income tax expense during the quarter was $10,000 while in 2002 income tax expense was $76,000. During the quarter the Company recorded current tax expense related to its foreign operations. Our deferred tax assets as of June 30, 2003 were $26.4 million and were offset by a valuation allowance of $26.4 million. Our deferred tax assets as of December 31, 2002 were $23.2 million and were offset by a valuation allowance of $23.2 million. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Six Months Ended June 30, 2003 and 2002

Net Sales.   Net sales decreased 7% to $18.0 million in 2003 from $19.3 million in 2002. Sales in our BioSystems operating segment increased 17% to $13.6 million in 2003 from $11.6 million in 2002. Total revenues from sales of WAVE Systems increased 12% to $10.2 million in 2003 from $9.1 million in 2002. Bioconsumable product sales included in this operating segment increased 36% to $3.4 million in 2003 from $2.5 million in 2002. Sales of WAVE Systems increased mainly due to strong sales in Europe and the Far East offset by lower sales volumes to our North American customer base. Sales of WAVE-related consumable products increased as the installed base of WAVE Systems has increased. Sales in our Nucleic Acid operating segment decreased 43% to $4.4 million in 2003 from $7.7 million in 2002. The decrease in nucleic acid product sales is attributable largely to declines in demand for pharmaceutical grade chemical building blocks. Part of our business strategy is to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical companies on which we are targeting our sales efforts. Therefore, we may see large variations in quarterly revenue flows for these products. We have experienced a decline in demand from these biopharmaceutical and pharmaceutical companies due in part to these companies experiencing varying degrees of success in their product development cycle.

Cost of Goods Sold.   Cost of goods sold increased 26% to $11.7 million in 2003 from $9.3 million in 2002, representing 65% of net sales in 2003 and 48% of net sales in 2002. Cost of goods sold in our BioSystems segment was within historical ranges at 43% in 2003 compared to 39% in 2002. During the remainder of 2003 we anticipate that our cost of goods sold for our BioSystems products will remain within historical ranges. Currently our Nucleic Acid products are sold at lower margins compared to our Biosystems products. The margins in our Nucleic Acids operating segment have been negatively impacted by higher manufacturing costs due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado and by declining sales resulting in the allocation of our fixed manufacturing costs across a smaller base. Cost of goods sold in our Nucleic Acid segment was 135% in 2003 compared to 64% in 2002. We expect margins in 2003 for our Nucleic Acid unit to remain under pressure due largely to underutilization of manufacturing capacity. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due additional manufacturing costs and underutilization of Nucleic Acid manufacturing capacity. After 2003, we anticipate that the overall cost of goods sold percentage will improve based upon actions currently being taken. These actions include refining our systems configurations potentially reducing material costs, improving production methods in our Nucleic Acid operating segment which currently result in higher overall manufacturing costs and increasing product revenues thereby spreading our fixed production costs over a larger revenue base.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased 25% to $8.8 million in 2003 from $11.8 million in 2002. This decrease is primarily the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services, advertising, sales promotions and travel expenses by approximately $1.9 million. A higher level of recorded foreign currency transaction exchange rate gains of approximately $170,000 further benefited these expense reductions. Total selling, general and administrative expenses represented 49% of net sales in 2003 versus 61% of net sales in 2002. It is expected that, as a result of our restructuring activities described below, our selling, general and administrative expenses will decrease from 2002 levels.

Research and Development Expenses.   Research and development expenses decreased 18% to $4.7 million in 2003 from $5.7 million in 2002. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs. The decrease is primarily the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services, supplies and travel related costs by approximately $1.6 million. These decreased expenses were offset by a decline in the amount of capitalized software development costs of approximately $790,000. Total research and development expenses represented 26% of net sales in 2003 versus 30% of net sales in 2002. It is expected that, as a result of our restructuring activities discussed below, our research and development expenses will decrease from 2002 levels.

Stock Based Compensation.   Stock based compensation expense was $85,000 in 2003 as compared to $60,000 in 2002. This expense represents the amortization of deferred compensation related to stock options issued.

Restructuring and Restructuring Related Charges.   During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, and termination of collaborations and write-offs of abandoned intellectual property. We continued to execute upon the plan during the first half of 2003. As a result, $738,000 in restructuring and restructuring related charges was recorded and is included in operating expenses. These charges consisted mainly of employee severance costs and the write-off of a note receivable related to the abandonment of a product development collaboration. The note receivable write-off was a non-cash charge totaling $364,000. We expect that, as a result of the restructuring, our total operating expenses for 2003 will be 20% to 25% below 2002 levels. Further restructuring activities may occur in the second half of 2003.

Other Income (Expense).   Other income and expense, which consists mainly of net interest income and expense, decreased to an expense of $156,000 in 2003 from income of $405,000 in 2002. Interest income was $46,000 in 2003 as compared to $423,000 in 2002. Interest expense was $93,000 in 2003 as compared to none in 2002. The decrease in interest income is a result of declining interest rates on investments and reductions in our short-term investment balances. Interest expense will increase in 2003 due to the long-term debt obtained by the Company during 2002 and our line of credit.

Income Taxes.   Income tax expense during the first half of 2003 was $24,000 while in 2002 income tax expense was $97,000. During the quarter the Company recorded current tax expense related to its foreign operations. Our deferred tax assets as of June 30, 2003 were $26.4 million and were offset by a valuation allowance of $26.4 million. Our deferred tax assets as of December 31, 2002 were $23.2 million and were offset by a valuation allowance of $23.2 million. No further tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

We have historically experienced net losses and negative cash flows. As a result, we had an accumulated deficit of $58.0 million as of June 30, 2003. As of June 30, 2003, and December 31, 2002, we had approximately $3.0 million and $9.7 million, respectively, in cash and cash equivalents. In addition, as of December 31, 2002, we had approximately $3.6 million in short-term investments for total cash and short-term investments of approximately $13.3 million.

During the six months ended June 30, 2003 our major cash expenditures were the funding of our operations and capital projects. Cash and investments decreased by a total of approximately $10.3 million with approximately $6.7 million used to fund our operations and $4.9 million used for capital projects offset by $1.3 million provided by advances on our line of credit. Major capital projects during the quarter included facility build-out, expansion and improvement at our two nucleic acid production facilities in Boulder, Colorado and Glasgow, Scotland. The Boulder facility project is designed to be a cGMP (Good Manufacturing Practices) facility for the synthesis of oligonucleotides. This facility began non-GMP production operations during the first quarter of 2003 and cGMP production in the second quarter of 2003. The Glasgow facility project, which produces nucleic acid building blocks, included the upgrading of equipment and processes at the current production facility and the build-out of a new facility that will include significant capacity expansion along with further equipment and process improvements. The current production facility improvements were completed during 2002 and the first production line, or pilot line, in the new facility is expected to be completed in 2003.

Our operating activities resulted in net outflows of $6.7 million in 2003 and $10.4 million in 2002. The operating cash outflows for these periods resulted mainly from our operating losses. Significant investments in manufacturing operations, research and development and sales and marketing contributed to the operating losses. The operating cash outflows for 2003 are lower than those in the prior year due in large part to more effective management of working capital offset by higher operating losses. Specifically, inventory levels were consistent in the current year as compared to a significant increase in inventory levels of approximately $6.1 million in 2002.

Net cash used by investing activities was $1.1 million in 2003 as compared to $3.3 million for 2002. The investing cash flow in 2003 is due primarily to the investment in property, plant and equipment offset by the maturity of short-term investment funds. Cash used in investing activities in 2002 was due primarily to increases in notes receivables, long-term assets and investments in property, plant and equipment offset by the net maturity of funds in short-term investments.

Net cash provided by financing activities was $1.4 million in 2003 and $91,000 for 2002. The financing cash inflows were the result of proceeds from the sale of common stock and advances on our line of credit.

We are party to a number of lease agreements mainly for office, research and development and production facilities. Such lease agreements expire at various dates through 2007, with future minimum annual lease payments of approximately $3.0 million in 2003 declining to less than $1.0 million in 2007.

We expect to devote substantial capital resources to continue our research and development efforts, to support our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements for operations depend on a number of factors, including sales levels, the level of our research and development activities, market acceptance of our products and services, the resources we devote to developing and supporting our products and services, normal capital expenditures and other factors. The restructuring plan developed in 2002 is expected to reduce our operating expenses and thereby reduce the cash needed to fund our operations. Additionally, our capital budget includes expenditures for the completion of our facility expansion projects in Glasgow, Scotland, and Boulder, Colorado and for general facility and equipment improvements. Additional expansion projects for the Glasgow and Boulder production facilities may be incurred over the next 2 to 3 years as business demand dictates. During the second quarter 2003 our major capital projects were substantially completed and we expect our capital expenditures to decrease significantly in the second half of 2003. Our original capital expenditures budget for 2003 was approximately $8.4 million. We have revised the budget downward. We now expect capital expenditures for the full year to be in the range of $6.2 million to $6.9 million.

In June 2003, we entered into a loan agreement with a financial institution for up to a $5.0 million secured line of credit. Collateral for the line consists of all assets held by Transgenomic, Inc. The term of the agreement is 1 year carrying a variable interest rate of 2.25% over prime. Funds available under the line are equal to 80% of eligible accounts receivable balances. As of June 30, 2003, we had an outstanding balance on our line of credit of approximately $1.3 million. At that date we estimate that an additional $900,000 was available for advances on our line of credit based upon our eligible accounts receivable. We believe that our base of eligible accounts receivable will expand as total sales increase and as we more fully utilize Credit Insurance on our foreign accounts receivable. As our eligible accounts receivable expand we will be able to more fully utilize the credit available on our line. Additionally, we are actively pursuing a sale/leaseback transaction for one our manufacturing facilities in an effort to utilize a significant asset to provide additional liquidity.

Based upon our current projections, we expect to meet our cash needs for the remainder of 2003 from existing cash as of June 30, 2003 of $3.0 million, additional cash generated from our working capital, additional funds available to us under our $5.0 million credit facility and the proceeds of the proposed sale/leaseback transaction net of debt repayment costs. These projections may or may not be realized based upon actual operating results and capital project requirements. Thus, during or after this period, if our existing cash balances, cash generated by our working capital, and available borrowings under credit agreements is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us. Our failure to raise additional capital, if needed, would harm our financial condition, results of operations and our business. We are monitoring our liquidity position and are prepared to take appropriate measures, as needed, to address liquidity. Such measures may include, but are not limited to, further expense reductions, an expansion of our line of credit, asset sales and the placement of equity or debt. We are currently evaluating capital transaction options for up to an additional $5.0 million. Our objective is to secure such additional capital in 2003.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Foreign Currency Rate Fluctuations

Historically approximately 50% of our net sales have been to customers outside the United States. Most of these sales are completed by our wholly owned subsidiaries, Transgenomic, Ltd. and Cruachem, Ltd., and are made in their operating currency, the British Pounds Sterling, or the Euro. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. To further limit our exposure to exchange rate risk all sales quotes issued by Transgenomic, Ltd. are based upon the United States dollar pricing converted at prevailing exchange rates at the time of the quote. Additionally, such quotes have short expiration dates. As a result, although we are subject to exchange rate risk based largely upon the levels of outstanding accounts receivables, management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

Forward-looking Information

This report contains a number of “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Many of these forward-looking statements refer to our plans, objective, expectations and intentions, as well as our future financial results. You can identify these forward-looking statements by forward-looking words such as “expects,” anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “feels”, “seeks,” “estimates,” and similar expressions. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors would include the growth of the markets for DNA analysis technology and consumable products, the acceptance of our technology, our ability to continue to improve our products, the development of competing technologies, and our ability to protect our intellectual property rights.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We recently obtained a secured line of credit that carries a variable interest rate. This line of credit will expose us to interest rate risk in 2003. If the prime lending rate in the United States were to increase we would experience higher interest costs. Based upon our total available credit of $5 million, a 1% increase in the prime rate would increase our annual interest expense by approximately $50,000. We no longer have short-term investments that subject us to the market risks described in our most recent Annual Report on Form 10-K.

Item 4.    Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to, and none of our assets or properties are subject to, any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

d)               The amount of net proceeds from our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to the Company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. Through June 30, 2003, we used approximately $25.2 million of the net proceeds for capital expenditures. Such expenditures were made for general infrastructure investments (i.e. computer equipment, software and leasehold improvements) and production facility improvements and expansion. The remainder of the net proceeds has been used to fund operating losses and for general working capital needs.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual shareholder’s meeting was held on May 21, 2003 for the purpose of electing two Class III directors, and ratifying the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2003.

A total of 23,532,049 shares of our common stock were entitled to vote at the meeting and a total of 15,329,034 shares (65.14%) were represented at the meeting, in person or by proxy. The following sets for the results of the voting at the annual meeting:

1.                 Election of Directors

Gregory J. Duman	For—14,537,886	Withheld—791,148
Roland J. Santoni	For—15,139,566	Withheld—189,468

2.                 Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2003

For—15,002,534	Against—292,225	Abstain—34,275	Broker non-vote—0

Further information regarding these matters is contained in our Proxy Statement dated April 18, 2003.

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

(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(4)	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)
(10.1)	Accounts Receivable Financing Agreement, date June 17, 2003, between Silicon Valley Bank and the Registrant.
(10.2)

License Amendment Agreement, dated June 2, 2003, by and between Geron Corporation and the Registrant. Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.

(10.3)	Employment Agreement, dated May 21, 2003, between Michael J. Draper and the Registrant.
(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)          Reports on Form 8-K

The Registrant filed a Report on Form 8-K on May 12, 2003, reporting the announcement of its results of operations for the quarter ended March 31, 2003 pursuant to Items 9 and 12 of Form 8-K.

The Registrant filed a Report on Form 8-K on May 30, 2003, reporting the announcement of changes in management responsibilities including the appointment of Michael J. Draper as its Chief Financial Officer pursuant to Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

August 12, 2003	By:	/s/ Michael J. Draper
Michael J. Draper, Chief Financial Officer (authorized officer and principal financial officer)