Form 10-Q
period 2003-09-30
TRANSGENOMIC INC
filed 2003-11-14
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days  Yes ☒  No ☐

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

As of November 3, 2003, the number of shares of common stock outstanding was 25,368,577.

TRANSGENOMIC INC.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Transgenomic, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$1,141	$9,735
Short-term investments	425	3,612
Accounts receivable—net	9,729	11,058
Inventories	11,045	12,448
Prepaid expenses and other current assets	2,168	2,274
Total current assets	24,508	39,127
Property and Equipment
Land, building and equipment	21,514	18,872
Furniture and fixtures	8,677	5,849
Total property and equipment	30,191	24,721
Less: accumulated depreciation	11,600	9,069
Net property and equipment	18,591	15,652
Goodwill	15,275	15,275
Intangible and other assets	3,508	3,981
Total assets	$61,882	$74,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,814	$4,917
Accrued expenses and other current liabilities	3,519	4,928
Accrued compensation	1,108	1,113
Line of credit	1,371	—
Current Portion of long-term Debt	65	63
Total current liabilities	10,877	11,021
Long Term Liabilities
Long-term debt	1,543	1,499
Total liabilities	12,420	12,520
Stockholders’ Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 25,368,577 and 24,006,649 issued in 2003 and 2002, respectively	259	240
Additional paid-in capital	112,529	113,934
Unearned compensation	—	(78)
Accumulated other comprehensive income (loss)	809	378
Accumulated deficit	(64,135)	(49,771)
	49,462	64,703
Less: Treasury stock, at cost,	—	(3,188)
Total stockholders’ equity	49,462	61,515
Total liabilities and stockholders’ equity	$61,882	$74,035

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$7,537	$9,087	$25,521	$28,342
Cost of goods sold	6,762	4,838	18,500	14,098
Gross profit	775	4,249	7,021	14,244
Operating expenses:
Selling, general and administrative	4,331	5,921	13,239	17,799
Research and development	2,411	3,158	7,098	8,904
Restructuring charges (Note J)	—	—	738	—
	6,742	9,079	21,075	26,703
Loss from operations	(5,967)	(4,830)	(14,054)	(12,459)
Other income (expense):
Interest income	2	128	48	551
Interest expense	(98)	(13)	(191)	(23)
Other income (expense), net	(9)	—	(118)	(9)
	(105)	115	(261)	519
Loss before income taxes	(6,072)	(4,715)	(14,315)	(11,940)
Income tax expense—Current	25	12	49	109
Net loss	$(6,097)	$(4,727)	$(14,364)	$(12,049)
Basic and diluted weighted average shares outstanding	24,176,567	23,483,315	23,741,120	23,609,618
Net loss per common share—basic and diluted	$(0.25)	$(0.20)	$(0.61)	$(0.51)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net loss	$(14,364)	$(12,049)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,850	2,848
Non-cash restructuring and restructuring related charges	364	—
Non-cash compensation expense	93	95
Loss on sale of trading securities	47	—
Changes in operating assets and liabilities:
Purchase of trading securities	(1,565)	—
Proceeds from sale of trading securities	1,519	—
Accounts receivable	1,482	234
Inventories	1,909	(6,715)
Prepaid expenses and other current assets	(192)	(539)
Accounts payable	(158)	1,074
Accrued expenses and other current liabilities	(1,865)	(394)
Net cash flows from operating activities	(9,880)	(15,446)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,646)	(7,214)
Proceeds from the maturities and sale of available for sale securities	3,612	30,416
Purchase of available for sale securities	—	(19,088)
Increase in notes receivable	—	(1,909)
Change in other assets	310	(2,454)
Net cash flows from investing activities	(1,724)	(249)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	1,787	574
Purchase of treasury stock	—	(437)
Proceeds from long-term debt	—	1,561
Line of credit	1,371	—
Net cash flows from financing activities	3,158	1,698
Effect of foreign currency exchange rates on cash	(148)	180
Net change in cash and cash equivalents	(8,594)	(13,817)
Cash and cash equivalents at beginning of period	9,735	19,613
Cash and cash equivalents at end of period	$1,141	$5,796
Non-cash Items:
Common Stock received for prepayment of product	$425	—

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data)

A.   CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2002, that are included in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net Loss:
As reported	$(6,097)	$(4,727)	$(14,364)	$(12,049)
Pro forma	$(6,498)	$(6,572)	$(15,685)	$(14,028)
Basic and diluted loss per share:
As reported	$(0.25)	$(0.20)	$(0.61)	$(0.51)
Pro forma	$(0.27)	$(0.28)	$(0.66)	$(0.59)

B.   INVESTMENTS

At September 30, 2003, and December 31, 2002, short-term investments consisted of the following:

September 30, 2003	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common Stock	$277	$148	$—	$425
Total securities available-for-sale	$277	$148	$—	$425

.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data) (Continued)

B.   INVESTMENTS (Continued)

December 31, 2002	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt	$3,611	$1	$—	$3,612
Total securities available-for-sale	$3,611	$1	$—	$3,612

Maturities of short-term debt securities are due within one year.

In September 2003, the Company entered into an addendum to an existing supply agreement with Geron Corporation. The addendum allows Geron to pay for products being manufactured under the addendum with Geron common stock. As a result, Geron issued 31,080 shares of common stock to the Company as a prepayment for products. These shares are being accounted for as available for sale securities.

In June 2003, the Company entered into a license agreement with Geron Corporation. As part of the agreement, the Company was required to purchase 310,000 shares of Geron common stock for $5.05 per share on June 3, 2003. On June 4, 2003, the Company sold the Geron shares. The purchase and sale of these shares was accounted for as a purchase and sale of trading securities. The purchase price was $1,565,500 and the sale proceeds were $1,519,000 resulting in a trading loss of $46,500. This loss is reflected in current earnings and cash flows from operations.

C.   INVENTORIES

At September 30, 2003, and December 31, 2002, inventories consisted of the following:

	September 30,	December 31,
	2003	2002
Finished goods	$5,605	$6,400
Raw materials and work in progress	5,167	5,904
Demonstration inventory	372	325
	11,144	12,629
Less long-term demonstration inventory	(99)	(181)
	$11,045	$12,448

D.   OTHER ASSETS

At September 30, 2003, and December 31, 2002, finite lived intangible assets and other assets consisted of the following:

	September 30, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized software	$2,132	$580	$1,552	$2,132	$24	$2,108
Intellectual property	775	144	631	545	90	455
Patents	921	168	753	883	150	733
Other	715	143	572	799	114	685
Total	$4,543	$1,035	$3,508	$4,359	$378	$3,981

Amortization expense for intangible assets was $205,000 and $623,000 during the three and nine months ended September 30, 2003, respectively, and $29,043 and $98,905 during the three and nine months ended September 30, 2002, respectively. The Company expects amortization expense for intangible assets

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data) (Continued)

D.   OTHER ASSETS (Continued)

to be approximately $172,000 for the balance of 2003, $922,000 in fiscal 2004, $872,000 in fiscal 2005, $216,000 in fiscal 2006, $253,000 in fiscal 2007 and $77,000 in fiscal 2008.

E.   GOODWILL

At September 30, 2003, and December 31, 2002, goodwill by operating segment consisted of the following:

	Biosystems operating segment	Nucleic Acids operating segment	Total
Net balance December 31, 2002	$638	$14,637	$15,275
Adjustments	—	—
Net balance September 30, 2003	$638	$14,637	$15,275

F.   STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

 Other Comprehensive Income.   Results of operations for the Company’s foreign subsidiary are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. These translation adjustments, along with unrealized gains and losses on available-for-sale securities, are the Company’s only components of other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(6,097)	$(4,727)	$(14,364)	$(12,049)
Unrealized gain (loss) on available for sale securities	148	30	148	(30)
Currency translation adjustments	116	(47)	283	357
Total comprehensive loss	$(5,833)	$(4,744)	$(13,933)	$(11,722)

Stock Options.   During the nine months ended September 30, 2003, the Company granted 871,000 options with exercise prices ranging from $1.30 to $1.98 per share. The following table summarizes activity under the 1997 Stock Option Plan during the nine months ended September 30, 2003.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2002	5,144,910	$6.62
Granted	871,000	$1.54
Exercised	0	0
Canceled	(658,143)	$7.23
Balance at September 30, 2003	5,357,767	$5.66
Exercisable at September 30, 2003	3,530,717	$6.18

The weighted average fair value of options granted during the first nine months of fiscal 2003 was $1.11 per share. At September 30, 2003, the weighted average remaining contractual life of options outstanding was 6 years. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first nine months of fiscal 2003: no common stock dividends; risk-free interest rates of 3.25% to 4.00%; 85% volatility; and an expected option life of 3 years.

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data) (Continued)

F.   STOCKHOLDERS’ EQUITY AND STOCK OPTIONS (Continued)

Sale of Common Stock .   In August 2003, the Company entered into Securities Purchase Agreements with certain existing shareholders for the sale of 4.5 million shares of its common stock. The sales price under the Agreements was $1.00 per share, or approximately a 10% discount to market at the time of the signing of the Agreements. One purchaser elected to close on 1.78 million shares in September 2003. The sale of the remaining 2.72 million shares will be closed in November 2003. Total proceeds from this transaction, net of fees and expenses, will be approximately $4.2 million.

G.   INCOME TAXES

Due to the Company’s cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months or nine months ended September 30, 2003, based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. During the three months and nine months ended September 30, 2003, the Company recorded current tax expense related to its Japan branch operations.

As of September 30, 2003, and December 31, 2002, the Company’s deferred tax assets were offset by a valuation allowance of approximately $28.8 million and $23.2 million, respectively, due to the Company’s cumulative losses in recent years, expected losses in future years and inability to utilize any additional losses as carrybacks.

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

Transgenomic, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands except share and per share data) (Continued)

H.   OPERATING SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

The following is information for net sales and operating income by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales
BioSystems	$6,083	$5,367	$19,680	$17,100
Nucleic Acids	1,454	3,720	5,841	11,242
Total	$7,537	$9,087	$25,521	$28,342
Income/(loss) from operations
BioSystems	$(768)	$(3,420)	$(2,056)	$(8,078)
Nucleic Acids	(3,448)	514	(6,205)	956
Corporate	(1,751)	(1,924)	(5,793)	(5,337)
Total	$(5,967)	$(4,830)	$(14,054)	$(12,459)

Fixed asset additions during the nine months ended September 30, 2003, were mainly in the Nucleic Acid operating segment. The net book value of fixed assets in this segment was $12.8 million at September 30, 2003, and $8.9 million at December 31, 2002.

I.   LINE OF CREDIT

On June 9, 2003 the Company entered into a loan agreement with a financial institution for a secured line of credit up to a maximum of $5.0 million. Collateral for the line of credit consists of all assets of Transgenomic, Inc. Funds available under the line are equal to 80% of eligible accounts receivable balances. The amount outstanding on the line of credit was approximately $1.4 million as of September 30, 2003. The total additional funds available on the line of credit, based upon eligible accounts receivable balances, as of September 30, 2003, were approximately $1.0 million. The term of the agreement is 1 year carrying an interest rate of 2.25% over bank prime (4.00% at September 30, 2003).

J.   CORPORATE RESTRUCTURING

The Company has historically experienced net losses and negative cash flows from operations. As a result, management formulated a restructuring plan designed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, and termination of collaborations and write-offs of abandoned intellectual property. A significant portion of the plan was executed in the fourth quarter of 2002 resulting in the recording of $3.3 million in restructuring charges. Restructuring and restructuring related activities continued in the current year resulting in no additional restructuring charges for the three months ended September 30, 2003, and $738,000 for the nine months ended September 30, 2003. These charges consist of employee severance costs and the write-off of a note receivable related to the abandonment of product development collaboration. The write-off of the note receivable accounted for $364,000 of the year-to-date charges. The Company had accrued expenses and other liabilities associated with the restructuring activities of approximately $345,000 at September 30, 2003, and $1.4 million at December 31, 2002. The accrued expenses at September 30, 2003, were related to office closures. The accrued expenses at December 31, 2002, were primarily related to office closures and employee severance.

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

We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At September 30, 2003, we had an accumulated deficit of $64.1 million. We expect to continue to incur substantial research and development and selling, general and administrative costs.

Critical Accounting Policies

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

Net Sales.   Net sales decreased 17% to $7.5 million in 2003 from $9.1 million in 2002. Sales in our BioSystems operating segment increased 13% to $6.0 million in 2003 from $5.4 million in 2002. Total revenues from sales of WAVE Systems and related discovery services increased 5% to $4.3 million in 2003 from $4.1 million in 2002. Bioconsumable product sales included in this operating segment increased 40% to $1.7 million in 2003 from $1.3 million in 2002. Sales of WAVE Systems and related services increased mainly due to strong sales of system upgrades, accessories and expanded services revenue. Unit sales of WAVE Systems and related revenues were flat year over year both in total and by geographic region. Sales of WAVE-related consumable products increased as the installed base of WAVE Systems has increased and as we have introduced new consumable product offerings.

Sales in our Nucleic Acid operating segment decreased 61% to $1.5 million in 2003 from $3.7 million in 2002. The decrease in nucleic acid product sales is attributable largely to declines in demand for pharmaceutical grade chemical building blocks. Part of our business strategy is to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical companies on which we are targeting our sales efforts. Therefore, we may see large variations in quarterly revenue flows for these products. We have experienced a decline in demand from these biopharmaceutical and pharmaceutical companies due in part to these companies experiencing varying degrees of success in their product development cycle.

Cost of Goods Sold.   Cost of goods sold increased 40% to $6.8 million in 2003 from $4.8 million in 2002, representing 90% of net sales in 2003 and 53% of net sales in 2002. Cost of goods sold in our BioSystems segment remains within historical ranges at 45% in 2003 compared to 43% in 2002. During the remainder of 2003 we anticipate that our cost of goods sold for our BioSystems products will remain within historical ranges.

Currently our Nucleic Acid products are sold at lower margins compared to our Biosystems products. The margins in our Nucleic Acids operating segment have been negatively impacted by higher manufacturing costs due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado. Declining sales have also resulted in the allocation of our fixed manufacturing costs across a smaller revenue base. Also negatively impacting margins during the quarter were inventory charges totaling approximately $725,000. These charges included inventory write-offs, inventory mark-downs, and additional costs related to inventory that was re-worked in order to maintain product specifications. Cost of goods sold in our Nucleic Acid segment was 277% in 2003 compared to 68% in 2002. We expect margins in 2003 for our Nucleic Acid unit to remain under pressure due largely to underutilization of manufacturing capacity. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due to additional manufacturing costs and underutilization of Nucleic Acid manufacturing capacity. After 2003, we anticipate that the overall cost of goods sold percentage will improve based upon actions currently being taken. These actions include refining our systems configurations potentially reducing material costs, improving production methods in our Nucleic Acid operating segment which currently result in higher overall manufacturing costs and increasing product revenues thereby spreading our fixed production costs over a larger revenue base.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased 27% to $4.3 million in 2003 from $5.9 million in 2002. This decrease is primarily the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services, advertising, sales promotions and rental expenses by approximately $1.4 million. A lower level of foreign currency transaction exchange rate gains offset these expense reductions during the quarter by approximately $240,000. Total selling, general and administrative expenses represented 57% of net sales in 2003 versus 65% of net sales in 2002. It is expected that, as a result of our restructuring activities described below, our selling, general and administrative expenses will continue to decrease from 2002 levels.

Research and Development Expenses.   Research and development expenses decreased 24% to $2.4 million in 2003 from $3.2 million in 2002. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs. The decrease is primarily the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services and supplies by approximately $900,000. During the period there were no capitalized software costs, whereas in the prior year we capitalized approximately $244,000 of development costs. Total research and development expenses represented 32% of net sales in 2003 versus 35% of net sales in 2002. It is expected that, as a result of our restructuring activities discussed below, our research and development expenses will continue to decrease from 2002 levels.

Other Income (Expense).   Other income and expense, which consists mainly of net interest income and expense, decreased to an expense of $105,000 in 2003 from income of $115,000 in 2002. Interest income for the quarter was $2,000 as compared to $128,000 in 2002. Interest expense for the quarter was $98,000 as compared to none in 2002. The decrease in interest income is a result of declining interest rates on investments and reductions in our short-term investment balances. Interest expense increased in 2003 due to the long-term debt obtained by the Company during 2002 and our line of credit.

Income Taxes.   Income tax expense during the quarter was $25,000 while in 2002 income tax expense was $12,000. During the quarter the Company recorded current tax expense related to its foreign operations. No further tax benefits are being recorded due to our cumulative losses in recent years, expected future losses and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Nine Months Ended September 30, 2003 and 2002

Net Sales.   Net sales decreased 10% to $25.5 million in 2003 from $28.3 million in 2002. Sales in our BioSystems operating segment increased 15% to $19.7 million in 2003 from $17.1 million in 2002. Total revenues from sales of WAVE Systems and related services increased 10% to $14.5 million in 2003 from $13.2 million in 2002. Bioconsumable product sales included in this operating segment increased 34% to $5.2 million in 2003 from $3.9 million in 2002. Sales of WAVE Systems increased mainly due to strong sales in Europe and the Far East offset by lower sales volumes to our North American customer base. Sales of WAVE-related consumable products increased as the installed base of WAVE Systems has increased and as we have introduced new consumable product offerings.

Sales in our Nucleic Acid operating segment decreased 48% to $5.8 million in 2003 from $11.2 million in 2002. The decrease in nucleic acid product sales is attributable largely to declines in demand for pharmaceutical grade chemical building blocks. Part of our business strategy is to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical companies on which we are targeting our sales efforts. Therefore, we may see large variations in quarterly revenue flows for these products. We have experienced a decline in demand from these biopharmaceutical and pharmaceutical companies due in part to these companies experiencing varying degrees of success in their product development cycle.

Cost of Goods Sold.   Cost of goods sold increased 31% to $18.5 million in 2003 from $14.1 million in 2002, representing 73% of net sales in 2003 and 50% of net sales in 2002. Cost of goods sold in our BioSystems segment was within historical ranges at 44% in 2003 compared to 40% in 2002. During the remainder of 2003 we anticipate that our cost of goods sold for our BioSystems products will remain within historical ranges.

Currently our Nucleic Acid products are sold at lower margins compared to our Biosystems products. The margins in our Nucleic Acids operating segment have been negatively impacted by higher manufacturing costs due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado. Declining sales have also resulted in the allocation of our fixed manufacturing costs across a smaller revenue base. Also negatively impacting margins during the year were inventory charges totaling approximately $725,000. These charges included inventory write-offs, inventory mark-downs, and additional costs related to inventory that was re-worked in order to maintain product specifications. Cost of goods sold in our Nucleic Acid segment was 171% in 2003 compared to 65% in 2002. We expect margins in 2003 for our Nucleic Acid unit to remain under pressure due largely to underutilization of manufacturing capacity. Both total cost of goods sold and cost of goods sold as a percent of sales increased year over year due additional manufacturing costs and underutilization of Nucleic Acid manufacturing capacity. After 2003, we anticipate that the overall cost of goods sold percentage will improve based upon actions currently being taken. These actions include refining our systems configurations potentially reducing material costs, improving production methods in our Nucleic Acid operating segment which currently result in higher overall manufacturing costs and increasing product revenues thereby spreading our fixed production costs over a larger revenue base.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased 26% to $13.2 million in 2003 from $17.8 million in 2002. This decrease is primarily the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services, advertising, sales promotions, depreciation and travel expenses by approximately $3.7 million. Total selling, general and administrative expenses represented 52% of net sales in 2003 versus 62% of net sales in 2002.

It is expected that, as a result of our restructuring activities described below, our selling, general and administrative expenses will continue to decrease from 2002 levels.

Research and Development Expenses.   Research and development expenses decreased 20% to $7.1 million in 2003 from $8.9 million in 2002. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs. The decrease is primarily the result of our restructuring activities that have reduced personnel and personnel-related expenses, outside services, supplies, depreciation and amortization and travel related costs by approximately $2.7 million. During the period there were no capitalized software costs, whereas in the prior year we capitalized approximately $1.2 million of development costs. Total research and development expenses represented 28% of net sales in 2003 versus 31% of net sales in 2002. It is expected that, as a result of our restructuring activities discussed below, our research and development expenses will continue to decrease from 2002 levels.

Restructuring and Restructuring Related Charges.   During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, and termination of collaborations and write-offs of abandoned intellectual property. We continued to execute upon the plan during the first half of 2003. As a result, $738,000 in restructuring and restructuring related charges was recorded and is included in operating expenses during the first six months of fiscal 2003. These charges consisted mainly of employee severance costs and the write-off of a note receivable related to the abandonment of a product development collaboration. The note receivable write-off was a non-cash charge totaling $364,000. We expect that, as a result of the restructuring, our total operating expenses for 2003 will be 20% to 25% below 2002 levels.

Other Income (Expense).   Other income and expense, which consists mainly of net interest income and expense, decreased to an expense of $261,000 in 2003 from income of $519,000 in 2002. Interest income was $48,000 in 2003 as compared to $551,000 in 2002. Interest expense was $191,000 in 2003 as compared to $23,000 in 2002. The decrease in interest income is a result of declining interest rates on investments and reductions in our short-term investment balances. Interest expense increased in 2003 due to the long-term debt obtained by the Company during 2002 and our line of credit.

Income Taxes.   Income tax expense during the nine months ended September 30, 2003, was $49,000 while in 2002 income tax expense was $109,000. During the nine months ended September 30, 2003, the Company recorded current tax expense related to its foreign operations. Our deferred tax assets as of September 30, 2003, were $28.8 million and were offset by a valuation allowance of $28.8 million. Our deferred tax assets as of December 31, 2002, were $23.2 million and were offset by a valuation allowance of $23.2 million. No further tax benefits are being recorded due to our cumulative losses in recent years, expected future losses and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

We have historically experienced net losses and negative cash flows. As a result, we had an accumulated deficit of $64.1 million as of September 30, 2003. As of September 30, 2003, and December 31, 2002, we had approximately $1.1 million and $9.7 million, respectively, in cash and cash equivalents. In addition, as of September 30, 2003, and December 31, 2002, we had approximately $425,000 and $3.6 million in short-term investments, respectively, for total cash and short-term investments of approximately $1.6 million and $13.3 million, respectively.

During the nine months ended September 30, 2003, our major cash expenditures were the funding of our operations and capital projects. Cash and investments decreased by a total of approximately $11.7 million with approximately $9.9 million used to fund our operations and $5.6 million used for capital projects offset by $1.4 million provided by advances on our line of credit and $1.8 million provided by the sale of common stock. Major capital projects included facility build-out, expansion and improvement at our two nucleic acid production facilities in Boulder, Colorado and Glasgow, Scotland. The Boulder facility project is designed to be a cGMP (Good Manufacturing Practices) facility for the synthesis of oligonucleotides. This facility began non-GMP production operations during the first quarter of 2003 and cGMP production in the second quarter of 2003. The Glasgow facility project, which produces nucleic acid building blocks, included the upgrading of equipment and processes at the current production facility and the build-out of a new facility that will include significant capacity expansion along with further equipment and process improvements.

Our operating activities resulted in net outflows of $9.9 million in 2003 and $15.4 million in 2002. The operating cash outflows for these periods resulted mainly from our operating losses. Significant investments in manufacturing operations, research and development and sales and marketing contributed to the operating losses. Notwithstanding the higher operating losses, operating cash outflows for 2003 are lower than those in the prior year due in large part to more effective management of working capital, specifically, improved accounts receivable management and decreased inventory levels.

Net cash used by investing activities was $1.7 million in 2003 as compared to $249,000 for 2002. The investing cash out flow in 2003 is due primarily to the investment in property, plant and equipment offset by the maturity of short-term investment funds. Cash used in investing activities in 2002 was due primarily to increases in notes receivables, long-term assets and investments in property, plant and equipment offset by the net maturity of funds in short-term investments.

Net cash provided by financing activities was $3.2 million in 2003 and $1.7 million for 2002. The financing cash inflows in 2003 were the result of proceeds from the sale of common stock and advances on our line of credit. Financing cash inflows in 2002 were the result of the sale of common stock and proceeds from long-term debt offset by the purchase of treasury stock.

We are party to a number of lease agreements mainly for office, research and development and production facilities. Such lease agreements expire at various dates through 2007, with future minimum annual lease payments of approximately $2.5 million in 2004 declining to less than $1.0 million in 2007.

We expect to devote substantial capital resources to continue our research and development efforts, to support our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements for operations depend on a number of factors, including sales levels, the level of our research and development activities, market acceptance of our products and services, the resources we devote to developing and supporting our products and services and normal capital expenditures The restructuring plan developed in 2002 has reduced our operating expenses and thereby reduced the cash needed to fund our operations. Additionally, our capital budget includes expenditures for the completion of our facility expansion projects in Glasgow, Scotland, and Boulder, Colorado, and for general facility and equipment improvements. Additional expansion projects for the Glasgow and Boulder production facilities may be incurred over the next 2 to 3 years as business demand dictates. During the second quarter of 2003 our major capital projects were substantially completed and we expect our capital expenditures to decrease significantly. Our original capital expenditures budget for 2003 was approximately $8.4 million. We have revised the budget downward. We now expect capital expenditures for the full year to be in the range of $6.2 million to $6.5 million.

In June 2003, we entered into a loan agreement with a financial institution for up to a $5.0 million secured line of credit. Collateral for the line consists of all assets held by Transgenomic, Inc. The term of the agreement is 1 year carrying a variable interest rate of 2.25% over bank prime (4.00% at September 30, 2003). Funds available under the line are equal to 80% of eligible accounts receivable balances. As of September 30, 2003, we had an outstanding balance on our line of credit of approximately $1.4 million. At that date we estimate that an additional $1.0 million was available for advances on our line of credit based upon our eligible accounts receivable.

In August 2003, we entered into Securities Purchase Agreements with certain existing shareholders for the sale of 4.5 million shares of our common stock. The sales price under the Agreements was $1.00 per share, or approximately a 10% discount to market at the time of the signing of the Agreements. One purchaser elected to close on 1.78 million shares in September 2003. The sale of the remaining 2.72 million shares will be closed in November 2003. Total proceeds from this transaction, net of fees and expenses, will be approximately $4.2 million.

During the third quarter of 2003 we began to pursue a sale/leaseback opportunity for our manufacturing facility in Glasgow, Scotland. In October we agreed to the terms of the transaction that we expect to close before December 31, 2003. Proceeds from this transaction are expected to be approximately $1.5 million, net of transaction costs and amounts used to repay our existing mortgage debt on the facility.

As a result of our cost control measures and reduced capital expenditures, we expect our cash usage to decrease during the remainder of 2003 and 2004. Based upon our current projections, we expect to meet our cash needs for the remainder of 2003 from existing cash and investments as of September 30, 2003, of $1.5 million, additional cash generated from our working capital, additional funds available to us under our $5.0 million credit facility, proceeds from the sale of our common stock and the proceeds of the proposed sale/leaseback transaction net of debt repayment costs. These projections assume continued revenue strength from our Biosystems business unit. We believe growth will result from increased consumable product offerings and continued strength in demand for our instruments. On a regional basis, Biosystems sales have been strong in Europe with increasing indications of strengthening demand in North America and growth potential in other parts of the world. These projections also assume that revenues from our Nucleic Acid business unit have reached a minimum base level in the third quarter of 2003 and will begin to grow in the future. These projections may or may not be realized based upon actual operating results and capital project requirements. Thus, during or after this period, if our existing cash balances, cash generated by our working capital, and available borrowings under credit agreements is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us. Our failure to raise additional capital, if needed, would harm our financial condition, results of operations and our business. We are monitoring our liquidity position and are prepared to take appropriate measures, as needed, to address liquidity. Such measures may include, but are not limited to, further expense reductions, an expansion of our line of credit, asset sales and the placement of equity or debt.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Foreign Currency Rate Fluctuations

Historically approximately 50% of our net sales have been to customers outside the United States. Most of these sales are completed by our wholly owned subsidiaries, Transgenomic, Ltd. and Cruachem, Ltd., and are made in their operating currency, the British Pounds Sterling, or the Euro. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. To further limit our exposure to exchange rate risk all sales quotes issued by Transgenomic, Ltd. are based upon the United States dollar pricing converted at prevailing exchange rates at the time of the quote. Additionally, such quotes have short expiration dates. As a result, although we are subject to exchange rate risk based largely upon the levels of outstanding accounts receivables denominated in British Pounds Sterling or the Euro, management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In June 2003, we obtained a secured line of credit that carries a variable interest rate. This line of credit exposes us to interest rate risk. If the prime lending rate in the United States were to increase we would experience higher interest costs. Based upon our total available credit of $5 million, a 1% increase in the prime rate would increase our annual interest expense by approximately $50,000. We no longer have short-term investments in debt securities that subject us to the market risks described in our most recent Annual Report on Form 10-K.

Item 4.    Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to, and none of our assets or properties are subject to, any material legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds

d)               The amount of net proceeds from our initial public offering was approximately $69.9 million. Approximately $3.5 million of these net offering proceeds was used to repay outstanding indebtedness and approximately $4.6 million was used to acquire notes evidencing loans made by a bank to a company owned by one of our directors that purchased the assets of our non-life sciences product line in May 2000. Through September 30, 2003, we used approximately $26 million of the net proceeds for capital expenditures. Such expenditures were made for general infrastructure investments (i.e. computer equipment, software and leasehold improvements) and production facility improvements and expansion. The remainder of the net proceeds has been fully utilized to fund operating losses and for general working capital needs.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

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
(10.1)

Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated August 27, 2003 (incorporated by reference to the Registrant’s Report on Form 8-K which was filed on August 29, 2003)

(10.2)

Securities Purchase Agreement by and between the Registrant and Geron Corporation dated June 2, 2003 (incorporated by reference to Exhibit 10.0 to Amendment No. 3 to Registration Statement on Form S-3 (Registration No. 333-108319) as filed on October 14, 2003)

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)          Reports on Form 8-K

The Registrant furnished a Report on Form 8-K on July 17, 2003, reporting the announcement of certain preliminary results of operations for the quarter ended June 30, 2003, pursuant to Item 9 of Form 8-K.

The Registrant furnished a report on Form 8-K on August 8, 2003, reporting the announcement of its results of operations for the quarter ended June 30, 2003, pursuant to Item 9 of Form 8-K.

The Registrant filed a Report on Form 8-K on August 29, 2003, reporting the announcement of the sale of 4.5 million shares of the Registrant’s common stock, pursuant to Items 5 and 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.
Date: November 14, 2003	By:	/s/ Michael J. Draper
Michael J. Draper, Chief Financial Officer (authorized officer and principal financial officer)