Form 10-K
period 2003-12-31
TRANSGENOMIC INC
filed 2004-03-30
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $41,900,000.

As of March 16, 2004, the registrant had 29,044,514 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant’s May 19, 2004 Annual Stockholders Meeting are incorporated by reference into Part III.

TRANSGENOMIC, INC.

This Form 10-K references the following trademarks which are the property of Transgenomic: DNASEP®, GUARD-DISC®, WAVE®, WAVEMAKER®, TRANSFORMING THE WORLD®, TRANSGENOMIC®, TRANSGENOMIC and DESIGN® and TRANSGENOMIC GLOBE LOGO®; OLIGOSEPTM, OPTIMASETM, RNASEPTM, WAVE OPTIMIZEDTM, WAVE-MDTM, WAVE NAVIGATORTM, THE POWER OF DISCOVERYTM, SURVEYORTM, and MutuationDiscovery.comTM. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

PART I

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. Many of these forward-looking statements refer to our plans, objectives, expectations and intentions, as well as our future financial results. You can identify these forward-looking statements by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates” and similar expressions. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risks Related to Our Business” and other factors identified by cautionary language used elsewhere in this annual report on Form 10-K.

Item 1.    Business

Overview

We provide innovative products and services for the synthesis, purification and analysis of nucleic acids. Our operations fall into two principal business units, BioSystems and Nucleic Acids. Our BioSystems products include our WAVE® automated instrument systems, WAVE associated consumable products and other related consumable products. Our Nucleic Acids products include chemical building blocks for nucleic acid synthesis and synthesized nucleic acids. Both business units have service offerings as well, including genetic variation discovery and analysis services, novel chemistry development services and custom synthesis of nucleic acids. Our business strategy is to align our products and services with the advancements in the field of genetics and to become a major supplier of products and services to researchers, medical institutions, diagnostic and pharmaceutical companies. Specifically, our strategy is to:

•	Establish the WAVE System as the industry standard in the genetic research market, thereby expanding the installed base of systems and related consumable sales; and

•	Position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics thereby allowing us to participate in future successes of products derived from the expanding knowledge of genomics.

Our technologies center around three core competencies: separation chemistries, enzymology, and nucleic acid chemistries. We employ novel chemistries for separating nucleic acids, proteins, peptides, amino acids and carbohydrates. One of our significant separation technologies is currently embodied in the WAVE System. The WAVE System is a versatile instrument that can be used for variation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. The WAVE System requires the use of various consumable products that we manufacture and sell separately.

Our second core competency is expertise in developing novel enzymes. Enzymes are proteins that act as catalysts for biochemical reactions. Several of these reactions are useful in genomics. The ability to develop enzymes useful in the experimental manipulation of genes provides powerful tools for producing genetic material in the form needed for further analysis or incorporation into diagnostics and therapeutics. These products can also expand the sale of consumable products to WAVE System users and may also be sold for other applications. In September 2003 we introduced our SURVEYOR™ product line of mutation detection kits. The key component of SURVEYOR Mutation Detection Kits is an enzyme that cleaves DNA at points where any type of DNA sequence variation exists, a significant improvement compared to related enzymes in its class. The resulting DNA fragments can then be analyzed by the Transgenomic WAVE System, fluorescent capillary electrophoresis or standard gel electrophoresis. SURVEYOR Kits provide a simple and robust method of scanning relatively large DNA fragments for both known and novel sequence variations. We have recently begun commercial sales of SURVEYOR.

Our third core competency is nucleic acid chemistries. Our synthetic nucleic acid products consist of chemical building blocks of nucleic acids (known as “phosphoramidites”), fluorescent markers and dyes, associated reagents, and synthesized segments of nucleic acids (known as “oligonucleotides” and “oligomimetics”). These products are used by research organizations, diagnostic companies and pharmaceutical companies. We produce these products in our Glasgow, Scotland facility. In 2003 we began production at a cGMP compliant facility in Boulder, Colorado. This facility is able to further process phosphoramidite products into synthesized oligonucleotides in larger quantities. This facility will also provide process development, enhancement and unique chemistry development services. Finally, our nucleic acid chemistry capabilities also include the ability to produce related specialty chemicals, such as molecular tags, dyes, quenchers, linkers, and solvents used to modify nucleic acids for subsequent detection or manipulation.

The Company’s operations are managed based upon the nature of the products and services provided. Accordingly, the Company operates in two reportable segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income. Segment revenues and loss/income from operations are included in Note L to the Company’s consolidated financial statements contained in Item 8 of this report.

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

Genomics-based Diagnostics

Once a relationship is established between a particular genetic variation(s) and a disease it becomes possible to look for the specific genetic variation(s) or other biomarkers as a way of diagnosing a person’s susceptibility to the disease or the actual presence of the disease.

Nucleic Acid-based Therapeutics

Most drugs developed to date have been small molecules that act by inhibiting the action of protein targets, typically enzymes or receptors that are known to be involved in disease. Drug discovery involves the isolation and/or synthesis of large numbers of candidate chemical compounds, followed by high-throughput screening of these candidates for the ability to inhibit the protein target of interest. Drug candidates that pass initial screening are then subjected to additional rounds of screening, preclinical testing in animal models, and Phase I – Phase III clinical trials. Experimental drugs that have demonstrated safety and efficacy at the end of this path are then candidates for potential marketing approval by regulatory agencies. Since the advent of recombinant DNA technology, proteins themselves have been increasingly exploited as therapeutic agents. More recently still, it has been demonstrated that nucleic acids—DNA and/or RNA—can also be utilized in a therapeutic context. The mechanisms by which they act are novel, setting the stage for new paradigms in drug discovery/development.

Business Strategy

Our business strategy is to align our product and service offerings with the evolution of genetic advancements and to become a major supplier of products and services to researchers, medical institutions, diagnostic and pharmaceutical companies. Genetic advancements have developed and continue to develop over time. The movement in the field of genomics, and related market opportunities, has shifted from gene discovery to the analysis of variations in gene sequences. From these variations researchers are beginning to link the impacts of variations in the gene sequences to disorders and diseases. It is hoped that this knowledge will lead to the creation of diagnostic tests for these disorders and diseases and the development of therapeutic treatments and drugs.

Research and Development

We maintain an active program of research and development and expect to continue to spend significant amounts in 2004. Our research and development activities include the improvement of the DNA separation media used in our WAVE System, the refinement of the hardware and software components of the WAVE System, the creation of unique enzymes and WAVE-optimized enzymes, and the improvement of chemical and biochemical reaction techniques for synthetic nucleic acids. Our research and development expenses were $9.3 million, $12.2 million and $9.4 million in 2003, 2002 and 2001, respectively.

Sales and Marketing

We currently sell our products in major markets, including the U.S., U.K. and most countries in Western Europe, with a direct sales and support staff. For the rest of the world, we sell our products through dealers and distributors located in those local markets. As of December 31, 2003, we had over 25 dealers and distributors. We also maintain regionally-based technical support staffs and applications scientists to support our sales and marketing activities throughout the U.S. and Europe.

Customers

We have sold our products to several hundred customers in over 30 countries. Customers include numerous leading academic and medical institutions in the U.S. and abroad. In addition, our customers also include a number of large, established U.S. and foreign pharmaceutical, biotech and commercial companies. During 2003, two customers within our Nucleic Acids business unit, Geron Corporation and Invitrogen Corporation, each accounted for over 10 percent of our total revenues from that business unit.

Manufacturing

We manufacture bioconsumable products including our separation columns, liquid reagents, enzymes and nucleic acid products. The major components of our WAVE systems are manufactured for us by a third party. We integrate our own hardware and software with these third party manufactured components. Our manufacturing facilities for our WAVE systems and bioconsumables are located in Omaha, Nebraska, San Jose, California, and Cramlington, England. Our Synthetic Nucleic Acid products are manufactured in Glasgow, Scotland and Boulder, Colorado.

Backlog

We manufacture our consumable products and assemble our system units based upon forecasts of near-term demand and receipts of firm orders from customers. Systems are configured to customer specifications and are generally shipped shortly after receipt of the order. Customers may reschedule orders with little or no penalty. For these reasons, our systems backlog at any given time is not particularly meaningful because it is not necessarily indicative of future sales levels. We had order backlogs at December 31, 2003, totaling approximately $2.6 million. In addition to our order backlog, we have deferred revenue recorded on our balance sheet totaling approximately $1.8 million. This amount is made up mainly of deferred revenue associated with service contracts on our WAVE instruments that cover a certain period of time. Such deferred revenue is generally recognized over the term of the service contract.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. We have successfully prosecuted or licensed in numerous patents protecting our core technologies, and as a result we presently own rights to more than 60 issued patents and over 60 pending applications in both the US and abroad. Our DNA separation technologies and methods embodied in our BioSystems business unit products are protected by patents and licensed technologies. These patents, including licensed technologies, have remaining lives of between 9 to 18 years. Intellectual property related to our Nucleic Acid business unit is mainly licensed—in technology. We will continue to file patent applications and seek new licenses as we develop new products and technologies.

Competition

Competitors for our Biosystems segment include several companies including Varian, Waters, Agilent, Applied Biosystems, Beckman Coulter, Amersham Biosciences and Invitrogen. These companies provide various products and services that compete either directly with our systems, bioconsumables and services, or indirectly through alternative technologies and/or methods. Competitors for our nucleic acid segment vary depending on the product. In the standard chemical building blocks market, we compete with Applied Biosystems, Proligo Degussa and Pierce Nucleic Acid Technologies. The competitors for our pharmaceutical grade oligonucleotide synthesis products and services include primarily Proligo Degussa, Dow Chemical and Avecia.

Employees

As of December 31, 2003, we had 244 full-time employees. The following sets forth the number of persons employed in the principal areas of our operation:

Manufacturing	99
Sales, Marketing and Administration	98
Research and Development	47

We supplement our workforce through the use of independent contractors and consultants. As of December 31, 2003, we have engaged independent contractors or consultants who provide services to us approximately equivalent to 4 full time employees.

General Information

We were incorporated in Delaware on March 6, 1997. Our principal office is located at 12325 Emmet Street, Omaha, Nebraska 68164 (telephone: 402-452-5400). Our internet address is www.transgenomic.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available free of charge through our website as soon as reasonably practicable after we file these documents with the Securities and Exchange Commission. The information contained in our website is not part of this Report on Form 10-K.

Risks Related to Our Business

We may not have adequate financial resources to execute our business plan.

We have historically experienced operating losses and negative cash flows. As of December 31, 2003, we had approximately $1.2 million in cash and cash equivalents and an accumulated deficit of $72.7 million. To date, we have financed our operations and capital expenditures primarily from the proceeds of public and private placements of common stock. Additionally, in December 2003 and February 2004, we entered into loan agreements with Laurus Master Fund, Ltd. for a $7.5 million secured line of credit and a $2.75 million convertible note, respectively. In February 2004, Laurus issued us a letter which waived the borrowing base limitation on our line of credit, thereby making the full $7.5 million facility available to us regardless of collateral. Laurus has committed to keeping the waiver open through the end of 2004. We expect to continue to need substantial amounts of cash to fund our operations and capital expenditures in the future. Based upon our current projections, we expect to meet our future cash needs from existing cash, additional cash generated from our working capital, funds available to us under our $7.5 million credit facility and the net proceeds of the convertible note. These projections may or may not be realized based upon actual operating results and capital project requirements. Thus, our existing cash balances, cash generated by our working capital, available borrowings under our secured line of credit and net proceeds of the convertible note may be insufficient to satisfy our liquidity requirements. Accordingly, we may need to raise additional capital. However, we cannot assure you that additional financing will be available to us when we need it or on acceptable terms. If we raise additional capital by issuing common stock or other equity securities, the issuance of these securities would result in dilution to our existing stockholders. If we borrow additional money, we will incur additional interest costs and may become subject to covenants that restrict our operations and capital expenditures. If we are not able to obtain additional capital as needed, we may need to take further steps to reduce our operating costs, and may not be able to execute parts or all of our business plan.

We have a history of operating losses and expect to incur losses in the future.

We have experienced losses from operations since inception of our operations. Our operating losses for each of the last three fiscal years were $22.6 million, $21.7 million and $9.7 million, in 2003, 2002 and 2001, respectively. These losses have been due principally to the high levels of research and development expenses and sales and marketing expenses that we have incurred in order to develop and market our products, restructuring charges and goodwill impairment charges. In addition, markets for our products have developed more slowly than expected in some cases and may continue to do so. As a result, we expect to incur operating losses in the future and we may never be profitable.

Markets for our products and services may develop slowly.

There are many factors that affect the market demand for our products and services that we cannot control. This is especially true in our Nucleic Acid segment where the demand for our products depends to a large degree on the success that our customers and potential customers have in developing useful pharmaceutical products based on genetic intervention. A central strategy for our Nucleic Acid segment is to sell synthetic nucleic acid products to biopharmaceutical and pharmaceutical companies that are seeking to develop commercially viable genomic-based diagnostic and therapeutic products. We have invested a significant amount of capital into acquiring and developing manufacturing facilities and other assets to allow us to pursue this market. However, this is a new field of commercial development, and many of these biopharmaceutical and pharmaceutical companies are in the early stages of their efforts to develop genomic-based diagnostics and therapeutics and have encountered difficulties in these efforts. As a result, the demand for our synthetic nucleic acid products is difficult to forecast and may develop slowly or sporadically. In addition, we cannot assure you that these companies will not develop internally the chemistries and manufacturing capabilities to produce the products they could buy from us. Demand for our WAVE System is similarly affected by the needs and budgetary resources of research institutions, universities, hospitals and others who use the WAVE System for genetic-variation research. The WAVE System represents a significant expenditure by these types of customers and often requires a long sales cycle. If revenues from the sales of our products and services continue at current levels, we may need to raise additional working capital or take steps to further reduce operating expenses. We cannot assure you that sales will increase or that we will be able to raise additional working capital or reduce operating expenses.

Customer clinical trials may be delayed or discontinued.

A significant percentage of our Nucleic Acid business unit revenues are generated by sales to customers involved in drug development. Our products are generally used by these customers in the manufacture of drugs candidates in varying stages clinical trials. If these clinical trials are delayed or cancelled this could have a significant impact on our revenues generated by the Nucleic Acid business unit.

The sale of our products and business operations in international markets subjects us to additional risks.

During the last three fiscal years, our international sales have represented approximately 50-65% of our net sales. As a result, a major portion of our revenues and expenses are subject to risks associated with international sales and operations. These risks include:

•	payment cycles in foreign markets are typically longer than in the U.S.;

•	changes in foreign currency exchange rates can make our products more costly and operating expenses higher in local currencies since our foreign sales and operating expenses are typically paid for in U.S. Dollars, British Pounds or the Euro; and

•	the potential for changes in U.S. and foreign laws or regulations that result in additional import or export restrictions, higher tariffs or other taxes, more burdensome licensing requirements or similar impediments to our ability to sell products and services profitably in these markets.

Our WAVE System includes hardware components and instrumentation manufactured by a single supplier and if we are no longer able to obtain these components and instrumentation our ability to manufacture our products could be impaired.

We currently rely on a single supplier, Hitachi High Technologies America, to provide the basic instrument used in our WAVE Systems. While other suppliers of instrumentation and computer hardware are available, we believe that our arrangement with Hitachi offers strategic advantages. Hitachi is replacing their current instrument line with a new instrument line. We may not be able to convert our technology and application to this new instrument line and, therefore, we may incur additional costs for the custom manufacturing of the current instrument line. If we were required to seek alternative sources of supply, it could be time consuming or expensive or require significant and costly modification of our WAVE System. Also, if we were unable to obtain instruments from Hitachi in sufficient quantities or in a timely manner, our ability to manufacture our products could be impaired, which could limit our future revenues.

We may not have adequate personnel to execute our business plan.

During the fourth quarter of 2002 and the first half of 2003, we took steps to reduce our operating costs that resulted in a significant reduction in our number of employees, including our research and development staff and our sales and marketing personnel. In addition, we may lose other key management, scientific, technical, sales and manufacturing personnel from time to time. It may be very difficult to replace personnel if they are needed in the future, and the loss of key personnel could harm our business and operating results. We cannot assure you that our employee reductions will not impair our ability to continue to develop new products and refine existing products in order to remain competitive. In addition, these reductions could prevent us from successfully marketing our products and developing our customer base.

Our markets are very competitive.

We compete with many other companies in both our Biosystems segment and Nucleic Acids segment. Competitors for our Biosystems segment include several companies, such as Varian, Waters, Agilent, Applied

Biosystems, Beckman Coulter, Amersham Biosciences and Invitrogen. These companies provide various products and services that compete either directly with our WAVE system, bioconsumables and services, or indirectly through alternative technologies and/or methods. Competitors for our Nucleic Acid segment vary depending on the product. In the standard chemical building blocks market, we compete with Applied Biosystems, Proligo Degussa and Pierce Nucleic Acid Technologies. The competitors for our pharmaceutical-grade oligonucleotide synthesis products and services include primarily Proligo Degussa, Dow Chemical and Avecia. Many of these competing companies have greater resources than we do or may enjoy other competitive advantages. This may allow them to more effectively market their products to our customers or potential customers, to develop products that make our products obsolete or to produce and sell products less expensively than us. As a result of these competitive factors, demand for and pricing of our products and services could be negatively affected.

The price for our common stock is volatile and may drop further.

Over the past two years our stock has traded at prices as high as $10.77 per share in the first quarter of 2002 to as low as $0.93 per share in the second quarter of 2003. This volatility in the price of our stock is attributable to a number of factors, not all of which relate to our operating results and financial position. Nevertheless, continued volatility in the market price for our stock should be expected and we cannot assure you that the price of our stock will increase in the future. Fluctuations or further declines in the price of our stock may affect your ability to sell shares of our stock and our ability to raise capital through future equity financing.

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

We have licensed key components of our technologies from third parties. If these agreements were to terminate prematurely due to our breach of the terms of these licenses or we otherwise fail to maintain our rights to such technology, we may lose the right to manufacture or sell a substantial portion of our products. In addition, we may need to obtain licenses to additional technologies in the future in order to keep our products competitive. If we fail to license or otherwise acquire necessary technologies, we may not be able to develop new products that we need to remain competitive.

The patent underlying our nonexclusive license to manufacture standard nucleic acid building blocks will expire in the first quarter of 2005. The expiration of this patent could result in additional manufacturers entering the market for these products. Some of these manufacturers may have lower cost structures or other competitive advantages which may reduce our market share and/or our operating margins related to these products.

The protection of intellectual property in foreign countries is uncertain.

A significant percentage of our sales are to customers located outside the U.S. The patent and other intellectual property laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may need to bring proceedings to defend our patent rights or to determine the validity of our competitors’ foreign patents. These proceedings could result in substantial cost and diversion of our efforts. Finally, some of our patent protection in the U.S. is not available to us in foreign countries due to the laws of those countries.

Our products could infringe on the intellectual property rights of others.

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

If our outstanding options and warrants are exercised, or our outstanding debt is converted into common stock, it will result in dilution.

As of December 31, 2003, we had outstanding approximately 28.1 million shares of common stock. We also had obligations to issue approximately 6.3 million shares of common stock under outstanding stock options and warrants. Additionally, we may issue shares of common stock upon conversion of all or part of our new line of credit and new convertible note. The issuance of such additional shares of common stock may be dilutive to our current shareholders and could negatively impact the market price of our common stock.

Item 2.    Properties.

Our four principal manufacturing facilities are located in Omaha, Nebraska, San Jose, California, Boulder, Colorado and Glasgow, Scotland. Additionally, corporate administration offices are located in Omaha, Nebraska and research and development offices are located in Boulder, Colorado. The following table summarizes information related to property occupied in these locations.

Location	Square Footage	Annual Rent	Lease Term Expires
Omaha, Nebraska	52,743	$508,598	2005-2007
San Jose, California	14,360	$294,615	2005
Boulder, Colorado	46,355	$489,851	2006-2007
Glasgow, Scotland	14,500	£95,000	2007
Glasgow, Scotland	45,000	N/A	Owned Property

We lease additional facilities for manufacturing, sales, customer support and research and development in Crewe, England, Cramlington, England, Paris, France, Berlin, Germany, Cambridge, Massachusetts, Gaithersburg, Maryland and Denver, Colorado.

Item 3.    Legal Proceedings.

We are not a party, nor are any of our assets or properties subject, to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

We did not submit any matters to our stockholders for a vote or other approval during the fourth quarter of the fiscal year covered by this report.

Item 4A.    Executive Officers.

Our executive officers are appointed annually by the Board of Directors at the first meeting following the annual stockholder’s meeting. Other officers are appointed by the Board of Directors from time to time. Each officer holds office until a successor has been duly appointed and qualified or until the death, resignation or removal of such officer.

Our current officers and their ages as of December 31, 2003 are listed below followed by a brief biography.

Name	Age	Position
Collin J. D’Silva	46	Chairman of the Board, Chief Executive Officer and Director
Michael J. Draper(1)	37	Chief Financial Officer
John L. Allbery	45	Executive Vice President
Keith A. Johnson	44	Vice President, General Counsel
Mitchell L. Murphy	47	Vice President, Secretary and Treasurer

(1)	Mr. Draper is resigning as Chief Financial Officer effective March 31, 2004, but will remain with the Company for a transition period. Effective April 1, 2004, Mitchell L. Murphy will assume the additional duties of the Chief Financial Officer position on an interim basis.

Collin J. D’Silva.    Mr. D’Silva has served as our Chairman of the Board and Chief Executive Officer since 1997 and is also a Director. Mr. D’Silva, a co-founder of Transgenomic, has worked for Transgenomic and its predecessors since 1988. Prior to that time, Mr. D’Silva was employed by AT&T from 1980. At AT&T, he held various positions in engineering, materials management, sales support and business development. His last position at AT&T was Business Unit Manager and Engineering Manager for a network distribution products division. Mr. D’Silva holds a B.S. degree and a M.Eng. degree in industrial engineering from Iowa State University and an MBA from Creighton University.

Michael J. Draper.    Mr. Draper joined Transgenomic, Inc. in April 2000 and currently serves as Chief Financial Officer and was previously the Controller. Prior to joining Transgenomic, Mr. Draper was a business consultant from 1999 to 2000 providing accounting, business and systems consulting to corporations. From 1997 to 1999, he was Vice President of Accounting and Finance at Midland Systems, Inc. (MSI Systems Integrators). MSI provided computer hardware and networking solutions and services to customers throughout the Midwestern United States. Mr. Draper also spent 8 years in public accounting with the firm of Deloitte & Touche LLP from 1989 to 1997. Mr. Draper holds a B.S. degree in Accounting and Business Administration from the University of Nebraska.

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

Keith A. Johnson.    Mr. Johnson joined us in 2002 as Vice President, General Counsel. Mr. Johnson has a B.A. in Biochemistry from Kalamazoo College, an M.B.A. in International Business and Marketing from Michigan State, and a law degree from the University of San Diego. Before joining Transgenomic Mr. Johnson was Director of Intellectual Property, Technology Development and Licensing at Integra LifeSciences in Plainsboro, NJ, from 1999 to 2001. Mr. Johnson’s previous experience also includes Senior Licensing Manager, Rutgers University, from 1998 to 1999 and Technology Licensing Officer, Washington State University, from 1995 to 1998. Mr. Johnson is a member of the state bars of California, Washington, New Jersey and Nebraska and is admitted to practice before the USPTO.

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

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed for trading on the NASDAQ National Market under the symbol TBIO. The following table sets forth the high and low prices for our common stock during each of the quarters of 2002 and 2003.

Year Ended December 31, 2002	High	Low
First Quarter	$10.77	$7.00
Second Quarter	$9.00	$2.10
Third Quarter	$4.52	$2.39
Fourth Quarter	$3.80	$2.15

Year Ended December 31, 2003
First Quarter	$4.22	$1.40
Second Quarter	$2.43	$0.93
Third Quarter	$2.14	$1.03
Fourth Quarter	$2.98	$1.45

At March 16, 2004, there were 29,044,514 shares of our common stock outstanding and approximately 3,500 holders of record.

We have never declared or paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain all earnings, if any, for investment in our business. Dividends on our common stock will be paid only if and when declared by our board of directors. The board’s ability to declare a dividend is subject to limits imposed by Delaware corporate law. In determining whether to declare dividends, the board may consider our financial condition, results of operations, working capital requirements, future prospects and other relevant factors.

Item 6.    Selected Financial Data.

The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from our historical consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, which have been audited by Deloitte & Touche LLP, our independent auditors. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our audited historical consolidated financial statements that are not included in this Annual Report on Form 10-K. In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $16.9 million. Annovis’s results of operations have been included in the accompanying financial statements beginning on May 1, 2001. Additionally, our financial statements include the results from our non-life sciences product line which was sold effective April 1, 2000.

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and the information under “Management Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	In thousands, except per share data
Statement of Operations Data:
Net sales	$33,866	$37,554	$38,467	$25,883	$23,035
Cost of good sold	24,315	19,569	17,198	12,800	12,090

Gross profit	9,551	17,985	21,269	13,083	10,945
Selling, general and administrative	17,324	24,199	21,636	14,908	11,532
Research and development	9,305	12,201	9,372	7,652	6,297
Restructuring charges(1)	738	3,282	—	—	—
Goodwill impairment charge(2)	4,772	—	—	—	—
Gain on sale of product line	—	—	—	(784)	—

Operating expenses	32,139	39,682	31,008	21,776	17,829

Loss before income taxes	(22,893)	(21,260)	(7,377)	(8,481)	(8,082)

Net loss	$(22,958)	$(21,365)	$(7,401)	$(8,661)	$(9,827)

Basic and diluted net loss per share	$(0.94)	$(0.91)	$(0.33)	$(0.52)	$(0.76)

Basic and diluted weighted average shares outstanding	24,484	23,583	22,560	16,630	13,000

	As of December 31,
	2003	2002	2001	2000	1999
	In thousands
Balance Sheet Data:
Total assets	$57,306	$74,035	$89,286	$77,863	$19,964
Line of credit	2,142	—	—	—	4,340
Current portion of long-term debt	1,693	63	—	—	580
Long-term debt, less current portion	—	1,499	—	—	12,538
Total stockholders’ equity (deficit)	$45,058	$61,515	$82,104	$73,966	$(2,099)

(1)	In 2002 a plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. As a result of the plan, restructuring charges were recorded and are included in operating expenses in 2002 and 2003, respectively. See Note Q to the consolidated financial statements.

(2)	The Company completed its annual goodwill impairment test during the fourth quarter 2003. As a result of this testing, the Company recorded a non-cash goodwill impairment charge related to its nucleic acids segment. See Note E to the consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At December 31, 2003, we had an accumulated deficit of $72.7 million. We expect to continue to incur substantial research and development and selling, general and administrative costs.

Executive Summary

The following is a summary of significant items or events that have had an effect on the Company’s financial position, results of operations, and liquidity:

•	We took several steps to improve our liquidity position, including:

•	The receipt of $4.3 million of net proceeds by issuing additional shares of our common stock in a private placement completed in the fourth quarter of 2003

•	Entering into a $7.5 million convertible secured line of credit agreement in the fourth quarter of 2003

•	Entering into a $2.75 million convertible term note, and using a portion of the proceeds to repay our outstanding mortgage debt in the first quarter of 2004

•	Biosystems revenues increased due to increased demand for our consumable products

•	Demand for nucleic acids products declined, resulting in lower revenues and decreased margins in this segment

•	We significantly reduced our operating expenses from prior periods

•	We expect our 2004 capital expenditures to significantly decline as we have substantially completed our capacity expansion projects during 2003

•	Our 2003 net loss includes a non-cash goodwill impairment charge of $4.8 million related to our nucleic acids segment

Results of Operations

Changes in Results of Operations

	Amounts in thousands
				Dollar Change		Percent Change
	2003	2002	2001	2002 to 2003	2001 to 2002	2002 to 2003	2001 to 2002
Net Sales
Bioinstruments and Services	$18,784	$19,098	$23,125	$(314)	$(4,027)	(2)%	(17)%
Bioconsumables	7,260	5,137	4,915	2,123	222	41%	5%

Total Biosystems Business Unit	26,044	24,235	28,040	1,809	(3,805)	7%	(14)%
Chemical Building Blocks	6,631	13,319	10,427	(6,688)	2,892	(50)%	28%
Specialty Oligonucleotides and Services	1,191	—	—	1,191	—	—	—

Total Synthetic Nucleic Acids Business Unit	7,822	13,319	10,427	(5,497)	2,892	(41)%	28%
Total Net Sales	33,866	37,554	38,467	(3,688)	(913)	(10)%	(2)%
Cost of Goods Sold
Bioinstruments and Services	7,900	7,650	9,697	250	(2,047)	3%	(13)%
Bioconsumables	3,475	2,284	2,491	1,191	(207)	52%	(33)%

Total Biosystems Business Unit	11,375	9,934	12,188	1,441	(2,254)	15%	(18)%
Chemical Building Blocks	6,937	9,635	5,010	(2,698)	4,625	(28)%	92%
Specialty Oligonucleotides and Services	6,003	—	—	6,003	—	—	—

Total Synthetic Nucleic Acids Business Unit	12,940	9,635	5,010	3,305	4,625	34%	92%
Total Cost of Goods Sold	24,315	19,569	17,198	4,746	2,371	24%	14%

Selling, General and Administrative Expenses	17,324	24,199	21,636	(6,875)	2,563	(28)%	12%

Research and Development Expenses	9,305	12,201	9,372	(2,896)	2,829	(24)%	30%

Restructuring and Restructuring Related Charges	738	3,282	—	(2,544)	3,282	(78)%	—

Goodwill Impairment Charge	4,772	—	—	4,772	—	—	—

Years Ended December 31, 2003 and 2002

Net Sales.    Net sales decreased in 2003 due to a significant decline in demand for our Nucleic Acids products. Sales in our Nucleic Acid operating segment decreased due to a significant decline in demand for our chemical building block products. These products are used by our biopharmaceutical and pharmaceutical customers as raw materials in DNA based drug candidates. The decrease in demand is largely attributable to the timing of completion and/or failure of Phase III clinical trials by certain of our large customers. We look for demand for these products to rebound slightly in 2004 as other customer products move through the clinical trial phases and as the anticipated FDA approval of certain DNA based drug candidates increases the potential for commercial production of these drugs. This decrease in demand for DNA building blocks in 2003 was partially offset by sales of oligonucleotides generated by our start-up manufacturing facility in Boulder, Colorado. Part of our business strategy has been to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical companies diagnostic and therapeutic products on which we are targeting our sales efforts. As a result we may see large variations in revenue flows for these products.

Sales in our BioSystems operating segment increased in 2003. Revenues from sales of WAVE systems and related services were relatively flat with 2002. However, bioconsumable product sales strength resulted from increased WAVE related consumable usage as the installed base of WAVE Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Also contributing to the increase were revenues generated by new product sales including our Optimase product line that was launched in 2002 and began to see increased usage in 2003. Sales of WAVE systems declined slightly from 2002 to 2003 offset by an increase in related services revenues. The slight decline in systems sales is mainly due to continued low sales volumes to our North American customer base. Increased services revenue is attributable to our focus on providing genetic variation discovery and analysis services to our pharmaceutical base of customers. We believe that our genetic variation discovery and analysis services provide us a significant opportunity to expand revenues in the future. In December 2003, we announced a discovery services agreement with Novartis Pharmaceuticals Corp. supporting the clinical development of oncology therapeutics and believe this provides a good model of the opportunity for our services offering.

Cost of Goods Sold.    Cost of goods sold increased despite the decline in our revenues. This increase was anticipated and is attributable mainly to excess manufacturing capacity in our Nucleic Acids business unit. The BioSystems business unit cost of goods sold as a percentage of sales declined year over year but remained within historical ranges at approximately 43%. We expect that our Biosystems margins will fluctuate within historical ranges based upon the sales mix of systems, consumables and services. Currently our Nucleic Acid products are sold at lower margins compared to our Biosystems products. The margins in our Nucleic Acids business unit have been negatively impacted by higher manufacturing costs and excess capacity due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado. In 2004 we anticipate that our cost of goods sold for our Nucleic Acid products will remain under pressure due to continued excess capacity. Overall we anticipate that our cost of goods sold as a percentage of sales will be consistent with 2003 or slightly lower as we are hopeful that demand for our Nucleic Acid products will rebound slightly. Margin improvement will depend largely on the return of product demand thereby more fully utilizing our manufacturing capacity and spreading fixed costs across a larger revenue base.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased significantly as a result of our restructuring activities and focus on expense control. Nearly half of the total decrease was in personnel and personnel related expenses as we have significantly reduced our employee headcount. Additionally, reductions in outside services, advertising, sales promotions, depreciation and travel expenses accounted for approximately 30% of the total decrease. While we believe that further reductions in selling, general and administrative expenses are possible in 2004, we do not expect to see the same level of decreases experienced from 2002 to 2003.

Research and Development Expenses.    Research and development expenses decreased significantly as a result of our restructuring activities and focus on expense control. Over 60% of the total decrease was in personnel and personnel related expenses as we have significantly reduced our employee headcount. Additionally, significant reductions in outside services, supplies, depreciation and travel expenses were realized. During 2003 there were no capitalized software costs, whereas in the prior year we capitalized approximately $1.2 million of development costs. While we believe that further reductions in research and development expenses are possible in 2004, we do not expect to see the same level of decreases experience from 2002 to 2003. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs.

Restructuring Charges.    During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. We continued to execute the plan during the first half of 2003 resulting in the additional charges recorded in 2003. These charges consisted of mainly employee severance costs and the write-off of a note receivable related to the abandonment of a product development collaboration. The note receivable write-off was a non-cash charge of $350,000. Management does not expect to incur further restructuring charges in 2004.

Goodwill Impairment Charge.    Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, establishes guidelines for accounting for goodwill and other intangible assets and provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be evaluated for impairment annually. The Company engaged an external valuation firm to assist with the completion of its annual impairment test during the fourth quarter of 2003. As a result of this test we recorded a non-cash goodwill impairment charge of $4.8 million related to our nucleic acids segment.

Income Taxes.    The Company’s tax expense relates to its operations in certain foreign countries and certain states. No tax benefits are being recorded due to our cumulative losses in recent years, expected losses in future years and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized. Our deferred tax assets as of December 31, 2003 were $30.6 million and were offset by a valuation allowance of $30.6 million. Our deferred tax assets as of December 31, 2002 were $23.2 million and were offset by a valuation allowance of $23.2 million. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $78.5 million. Our net operating loss carryforwards will expire at various dates from 2008 through 2023, if not utilized. We also had state income tax loss carryforwards of $28.7 million at December 31, 2003. These carryforwards will also expire at various dates beginning in 2008 if not utilized.

Years Ended December 31, 2002 and 2001

Net Sales.    Net sales decreased in 2002 due to weakness in demand for our Biosystems business unit products. Sales in our BioSystems business unit decreased as a decline in sales of WAVE Systems was offset by an increase in Bioconsumable product sales. Sales of WAVE systems declined mainly due to lower sales volumes to our commercial and industrial customer base and our North American customer base. Systems sold to our commercial and industrial customers accounted for approximately 6% of unit sales in 2002 as compared to approximately 34% in 2001. Systems sold in North America accounted for approximately 25% of unit sales in 2002 as compared to approximately 40% in 2001. Sales of WAVE related consumable products increased as the installed base of WAVE Systems has increased and as researchers begin to use them more extensively in place of other methods of DNA analysis. Sales in our Nucleic Acid operating segment increased in 2002 due to the timing of our acquisition of Annovis, Inc. in May 2001.

Cost of Goods Sold.    Cost of goods sold increased in 2002 due mainly to the mix of products sold. BioSystems sales margins improved year over year mainly due to higher average selling prices per system resulting from greater sales of our higher margin high throughput WAVE system. The average sales price per instrument increased approximately 10% in 2002. The higher margins on our BioSystems products were offset by lower margins in our nucleic acid operating segment. Currently our nucleic acid products, which have become a larger percentage of our total revenues, are sold at lower margins compared to our BioSystems products. The margins in our Nucleic Acids operating segment are lower due to bulk sales of nucleic acid building block products and higher manufacturing costs due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased as a result of additional personnel and personnel-related expenses, bad debt expense and the write-off of a portion of notes receivable. These increases were offset by a reduction in goodwill amortization and foreign currency exchange rate gains. Combined these items accounted for over 90% of the total increase. Direct personnel expenses increased due to our expanded employee base during 2002. Bad debt expense increased as we felt it was appropriate to increase the allowance for bad debt given our increased levels of accounts receivable. The decrease in goodwill amortization is the result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

Research and Development Expenses.    Research and development expenses increased in 2002 due to increased personnel and personnel related expenses resulting from an expanded employee base during 2002, depreciation, amortization and supplies offset by increased amounts of capitalized software expenses related to the WAVE system operating software. During 2002 we capitalized approximately $1.2 million of software development costs as compared to approximately $700,000 in the prior year. Research and development expenses consist of salaries and related personnel costs of researchers and software developers, material costs for prototypes and test units, legal expenses relating to intellectual property research and application development activities, testing and enhancement of our products, and amortization of intellectual property. We expense our research and development costs in the year in which they are incurred with the exception of certain capitalized software development costs.

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

Liquidity and Capital Resources

Overview

We have historically experienced net losses and negative cash flows. As a result, we had an accumulated deficit of $72.7 million as of December 31, 2003. As of December 31, 2003 and 2002, we had approximately $1.2 million and $9.7 million, respectively, in cash and cash equivalents. In addition, as of December 31, 2003 and 2002, we had no short-term investments and $3.6 million in short-term investments, respectively, for total cash and short-term investments of approximately $1.2 million and $13.3 million, respectively.

The following table summarizes our short-term liquidity and sources and uses of cash, as of and for the years ended December 31, 2003, 2002 and 2001:

Amounts in Thousands	As of and for the Year Ended December 31,
	2003	2002	2001
Short-term liquidity:
Current assets	$24,378	$39,127	$62,876
Current liabilities	(12,248)	(11,021)	(7,182)

Net working capital	12,130	28,106	55,694

Cash and cash equivalents	$1,241	$9,735	$19,613

Short-term investments	—	3,612	23,913

Available borrowings on line of credit	$1,673	$—	$—

Net cash flows:
Operating activities	$(13,245)	$(17,944)	$(11,117)
Investing activities	(2,719)	5,928	(9,394)
Financing activities	7,295	1,745	1,943
Effect of foreign currency exchange rates on cash	175	393	(12)

Net change in cash and cash equivalents	$(8,494)	$(9,878)	$(18,580)

We expect to devote substantial capital resources to continue our research and development efforts, to support our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements for operations depend on a number of factors, including sales levels, the level of our research and development activities, market acceptance of our products and services, the resources we devote to developing and supporting our products and services and normal capital expenditures. The restructuring plan developed in 2002 has reduced our operating expenses and thereby reduced the cash needed to fund our operations. Additionally, our capital budget includes expenditures for the completion of our facility expansion projects in Glasgow, Scotland, and Boulder, Colorado, and for general facility and equipment improvements. Additional expansion projects for the Glasgow and Boulder production facilities may be incurred over the next 2 to 3 years as business demand dictates. During 2003, our major capital projects were substantially completed and we expect our capital expenditures to decrease significantly in 2004. Our original capital expenditures budget for 2003 was approximately $8.4 million while our actual cash utilized on capital expenditures for the year was $6.4 million. Currently, we project capital expenditures for 2004 to be in the range of $1.7 million to $2.5 million, depending largely upon demand for our nucleic acid products.

During the second half of 2003, we began to pursue a sale/leaseback opportunity for our manufacturing facility in Glasgow, Scotland. As negotiations continued, it became apparent to us that the terms offered by the purchasing entity were unacceptable, which caused management to seek alternative financing vehicles with better terms. As a result, in February 2004, we entered into a $2.75 million convertible note with Laurus Master Trust, Ltd. (“Laurus”), our line of credit provider. Management determined that the terms of the convertible note with Laurus were more favorable to the Company as compared to the proposed sale/leaseback transaction. The note carries an interest rate of prime plus 2% over the prime rate or a minimum of 6.0% and has a term of 3 years. The principal and interest on the note may be converted into common stock of the Company at a fixed conversion price of $2.61 per share. Proceeds from this transaction will be used to retire the current mortgage debt on the Glasgow facility, complete the build-out of the Glasgow facility, complete the consolidation our operations into the new facility and provide funds for operations. Proceeds, net of transaction costs and amounts used to repay our existing mortgage debt on the Glasgow facility, were approximately $750,000.

In December 2003, we entered into a new line of credit facility with Laurus. Under the terms of the agreement, we can borrow up to $7.5 million based on eligible accounts receivable and inventory balances. The term of the agreement is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. This line of credit is secured by most of our assets. Payment of interest and principal can, under certain circumstances, be made with shares of our common stock at a fixed conversion price of $2.20 per share. In January and February 2004, Laurus exercised its conversion rights on the line of credit and converted $2.0 million of amounts outstanding on the line into approximately 910,000 shares of common stock of the Company. As of December 31, 2003, we had approximately $3.0 million outstanding on this line of credit. In February 2004, Laurus waived the borrowing base limitation on our line, thereby making the full $7.5 million facility available to us regardless of the available collateral. This waiver will expire on December 19, 2004. This waiver, and the resulting access to the full amount of our line of credit, is a positive development in terms of access to liquidity for the Company.

As a result of our cost control measures and reduced capital expenditures, we expect our cash usage to decrease during 2004. Based upon our current projections, we expect to meet our cash needs for 2004 from existing cash, additional cash generated from our working capital, additional funds available to us under our $7.5 million credit facility and the proceeds of the $2.75 million convertible note entered into in February 2004, net of debt repayment costs. These projections assume continued revenue strength from our Biosystems business unit. We believe growth will result from increased consumable product offerings and continued strength in demand for our instruments. These projections also assume that revenues from our Nucleic Acid business unit have reached a base level in the third quarter of 2003 and will begin to increase in the future. Much of the anticipated increase in the Nucleic Acid business unit revenues will come from new customers and additional business from existing customers of our Boulder, Colorado facility that began production in 2003. More specifically, our current financial and cash flow projections indicate that we expect to use approximately $2.5 million in cash to fund further operating losses and an additional $1.7 million to $2.5 million for capital expenditures. The majority of the capital expenditures will be associated with our Nucleic Acids business unit. These projections indicate a cash need of $4.2 million to $5.0 million for the year. Our cash balance at December 31, 2003 of $1.2 million, plus the net proceeds from our new convertible note of approximately $750,000 received in February 2004, additional advances available on our line of credit and the conversion by Laurus of $2.0 million of amounts outstanding on the line into approximately 910,000 shares of common stock of the Company are sufficient to meet this projected cash need. As of December 31, 2003, additional advances available on our line of credit were $1.7 million based upon eligible collateral as of that date. Based upon the waiver received in February 2004, an additional $4.5 million was available when calculated as the total line of credit available of $7.5 million less $3.0 million outstanding at December 31, 2003. These projections may or may not be realized based upon actual operating results and capital project requirements. Thus, during or after this period, if our existing cash balances, cash generated by our working capital, and available borrowings under credit agreements are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We are monitoring our liquidity position and are prepared to take appropriate measures, as needed, to address liquidity. Such measures may include, but are not limited to, further expense reductions, an expansion of our line of credit, asset sales and the placement of equity or debt. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us. Our failure to raise additional capital, if needed, would harm our financial condition, results of operations and our business.

Analysis of Cash Flows

During 2003 our major cash expenditures were the funding of our operations and capital projects. Cash and investments decreased by a total of approximately $12.1 million in 2003 as compared to approximately $30.2 million in 2002. In 2003 approximately $13.2 million was used to fund our operations and $6.4 million used for capital projects offset by $3.0 million provided by advances on our line of credit and $4.3 million provided by the sale of common stock. Major capital projects included facility build-out, expansion and improvement at our two nucleic acid production facilities in Boulder, Colorado and Glasgow, Scotland. The Boulder facility project is designed to be a cGMP (Good Manufacturing Practices) facility for the synthesis of oligonucleotides. This facility began non-GMP production operations during the first quarter of 2003 and cGMP production in the second quarter of 2003. The Glasgow facility project, which produces nucleic acid building blocks, included the upgrading of equipment and processes at the current production facility and the build-out of a new facility that provides significant capacity expansion along with further equipment and process improvements.

Our operating activities resulted in net outflows of $13.2 million in 2003 and $17.9 million in 2002. The operating cash outflows for these periods resulted mainly from our operating losses. Significant investments in manufacturing operations, research and development and sales and marketing contributed to the operating losses. Notwithstanding the higher operating losses, operating cash outflows for 2003 are lower than those in the prior year due in large part to more effective management of working capital, specifically, improved accounts receivable management and decreased inventory levels.

Net cash used by investing activities was $2.7 million in 2003 compared to net cash provided by investing activities of $5.9 million for 2002. The investing cash out flow in 2003 is due primarily to the investment in property, plant and equipment offset by the maturity of short-term investment funds. Cash provided in investing activities in 2002 was due primarily to the net maturity of funds in short-term investments offset by investments in property, plant and equipment.

Net cash provided by financing activities was $7.3 million in 2003 and $1.7 million for 2002. The financing cash inflows in 2003 were the result of proceeds from the sale of common stock and advances on our line of credit. Financing cash inflows in 2002 were the result of the sale of common stock and proceeds from long-term debt offset by the purchase of treasury stock.

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations along with cash payments due in each period indicated:

Amounts in Thousands	Payments Due by Period
	2004	2005	2006	2007	2008 and Thereafter
Line of credit(1)	$2,992	$—	$—	$—	$—
Long-term debt principal payments(2)	1,693	—	—	—	—
Operating lease payments	3,365	3,068	2,115	654	—

Total contractual obligations	$8,050	$3,068	$2,115	$654	$—

(1)	See Note F to the consolidated financial statements.

(2)	The entire balance of amounts owed on a long-term note as of December 31, 2003, are classified as a current liability as the debt was repaid in the first quarter of 2004. See Note F to the consolidated financial statements.

Off Balance Sheet Arrangements

At December 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

If our customers’ financial condition were to deteriorate, resulting in a change in their ability to make payment, additional allowances may be required.

Inventories.    Inventories are stated at the lower of cost or market. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process.

Depreciation and Amortization of Long-Lived Assets.    The Company’s long-lived assets consist primarily of property, plant and equipment, goodwill, patents, intellectual property and capitalized software development costs. We believe the useful lives we assigned to these assets are reasonable. If our assumptions about these assets change as a result of events or circumstances and we believe the assets may have declined in value we may record impairment charges resulting in lower profits. Property and equipment are carried at cost. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the related assets ranging from 3 to 15 years. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. Intellectual property, which is purchased technology, is recorded at cost and is amortized over its estimated useful life.

Impairment of Long-Lived Assets.    The Company evaluates goodwill for impairment on an annual basis. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.

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

Foreign Currency Rate Fluctuations

During the last three fiscal years, our international sales have represented approximately 50-65% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly-owned subsidiaries, Transgenomic, LTD., or Cruachem, LTD., whose operating currency is British pounds sterling and the Euro. Results of operations for the Company’s foreign subsidiary are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

In 2003, we obtained a secured line of credit that carries a variable interest rate. This line of credit exposes us to interest rate risk. If the prime lending rate in the United States were to increase we would experience higher interest costs. Based upon our total available credit of $7.5 million, a 1% increase in the prime rate would increase our annual interest expense by approximately $75,000. We no longer have short-term investments in debt securities that subject us to the market risks described in our 2002 Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Transgenomic, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Transgenomic, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Transgenomic, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note R, during the first quarter of 2004, the Company obtained a waiver of the borrowing base limit on its existing line of credit and entered into a convertible note agreement. As discussed in Note A, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 26, 2004

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(In thousands except share and per share data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,241	$9,735
Short term investments	—	3,612
Accounts receivable, net	10,877	11,058
Inventories	10,584	12,448
Prepaid expenses and other current assets	1,676	2,274

Total current assets	24,378	39,127
PROPERTY AND EQUIPMENT:
Land and Buildings	2,239	2,020
Equipment	20,362	16,852
Furniture and fixtures	9,054	5,849

	31,655	24,721
Less: accumulated depreciation	12,951	9,069

	18,704	15,652
GOODWILL	10,503	15,275
OTHER ASSETS	3,721	3,981

	$57,306	$74,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,580	$4,917
Other accrued expenses	3,874	4,928
Accrued compensation	959	1,113
Line of credit	2,142	—
Current portion of long-term debt	1,693	63

Total current liabilities	12,248	11,021
Long-term debt	—	1,499

Total liabilities	12,248	12,520

COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 28,119,122 and 24,006,649 shares issued in 2003 and 2001, respectively	286	240
Additional paid-in capital	115,904	113,934
Unearned compensation	—	(78)
Accumulated other comprehensive income	1,597	378
Accumulated deficit	(72,729)	(49,771)

	45,058	64,703
Less: Treasury Stock, at cost, None and 494,604 shares in 2003 and 2002, respectively	—	(3,188)

Total stockholders’ equity	45,058	61,515

	$57,306	$74,035

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

(In thousands except share and per share data)

	2003	2002	2001
NET SALES	$33,866	$37,554	$38,467
COST OF GOODS SOLD	24,315	19,569	17,198

Gross profit	9,551	17,985	21,269
OPERATING EXPENSES:
Selling, General and administrative	17,324	24,199	21,636
Research and development	9,305	12,201	9,372
Restructuring charges (Note Q)	738	3,282	—
Goodwill impairment charge (Note E)	4,772	—	—

	32,139	39,682	31,008
LOSS FROM OPERATIONS	(22,588)	(21,697)	(9,739)
OTHER INCOME (EXPENSE):
Interest income	160	626	2,450
Interest expense	(315)	(62)	(58)
Other—net	(150)	(127)	(30)

	(305)	437	2,362
LOSS BEFORE INCOME TAXES	(22,893)	(21,260)	(7,377)
CURRENT INCOME TAX EXPENSE	65	105	24

NET LOSS	$(22,958)	$(21,365)	$(7,401)

BASIC AND DILUTED LOSS PER SHARE	$(0.94)	$(0.91)	$(0.33)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	24,483,861	23,582,687	22,560,057

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2003, 2002 and 2001

(In thousands except share data)

	Common Stock		Additional Paid in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Outstanding Shares	Par Value
Balance, January 1, 2001	$21,210,912	$215	$97,965	$(463)	$(21,005)	$4	$(2,750)	$73,966
Net loss					(7,401)	(7,401)		(7,401)
Other comprehensive income (loss):
Foreign currency translation adjustment						(107)		(107)
Unrealized gain on available for sale securities						22		22

Comprehensive loss						(7,486)
Issuance of shares for acquisition	1,889,523	19	13,065					13,084
Issuance and exercise of stock options or warrants	505,568	5	2,396					2,401
Deferred compensation			(166)	204				38
Amortization of unearned compensation				101				101

Balance, December 31, 2001	23,606,003	239	113,260	(158)	(28,406)	(81)	(2,750)	82,104
Net loss					(21,365)	(21,365)		(21,365)
Other comprehensive income (loss):
Foreign currency translation adjustment						493		493
Unrealized gain on available for sale securities						(34)		(34)

Comprehensive loss						(20,906)
Issuance and exercise of stock options or warrants	81,900	1	460	(51)				410
Issuance of shares for employee stock purchase plan	56,842		214					214
Amortization of unearned compensation				131				131
Purchase of treasury stock	(232,700)						(438)	(438)

Balance, December 31, 2002	23,512,045	240	113,934	(78)	(49,771)	378	(3,188)	61,515
Net loss					(22,958)	(22,958)		(22,958)
Other comprehensive income (loss):
Foreign currency translation adjustment						1,219		1,219

Comprehensive loss						(21,739)
Issuance of stock options and warrants			386					386
Beneficial Conversion Premium			480					480
Issuance of shares	4,500,000	45	969				3,188	4,202
Issuance of shares for employee stock purchase plan	107,077	1	135					136
Amortization of unearned compensation				78				78

Balance, December 31, 2003	$28,119,122	$286	$115,904	$—	$(72,729)	$1,597	$—	$45,058

See notes to consolidated financial statements.

TRANSGENOMIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,958)	$(21,365)	$(7,401)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,981	3,993	3,680
Goodwill impairment charge	4,772	—	—
Non-cash restructuring charges	364	1,698	—
(Gain)/Loss on sale of trading securities	(64)	—	—
Other	93	131	130
Changes in operating assets and liabilities, net of acquisitions:
Purchase of trading securities	(1,843)	—	—
Proceeds from sale of trading securities	1,907	—	—
Accounts receivable	619	794	(4,677)
Inventories	2,887	(5,767)	(1,910)
Prepaid expenses and other current assets	334	527	(1,169)
Accounts payable	(1,509)	2,249	(378)
Accrued expenses	(1,828)	(204)	608

Net cash flows from operating activities	(13,245)	(17,944)	(11,117)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,413)	(11,468)	(5,706)
Proceeds from asset sales	9	—	15
(Increase)/Decrease in other assets	73	(2,871)	(1,351)
Proceeds from the maturities and sale of available for sale securities	3,612	39,355	52,739
Purchases of available for sale securities	—	(19,088)	(52,902)
Purchase of business, net of cash acquired	—	—	(2,189)

Net cash flows from investing activities	(2,719)	5,928	(9,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of expenses	4,338	624	2,401
Purchase of treasury stock	—	(438)	—
Proceeds from long-term debt	—	1,559	—
Net change in line of credit	2,992	—	—
Payments on long-term debt	(35)	—	—
Repayment of acquired business debt	—	—	(458)

Net cash flows from financing activities	7,295	1,745	1,943
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	175	393	(12)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,494)	(9,878)	(18,580)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,735	19,613	38,193

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,241	$9,735	$19,613

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description.

Transgenomic, Inc., a Delaware corporation, and its subsidiaries (the “Company”) provide innovative products and services for the synthesis, purification and analysis of nucleic acids. The Company’s products and services include automated instrument systems, associated consumables, nucleic acid chemical building blocks, nucleic acid synthesis products, novel chemistry development for nucleic acids, process development services and genetic variation discovery services. The Company develops, assembles, manufactures and markets it’s products and services to the life sciences industry to be used in research focused on molecular genetics of humans and other organisms. Such research could lead to development of new diagnostics and therapeutics. The Company’s business plan is to participate in the value chain associated with these activities by providing key technology, tools, consumables, biochemical reagents and services to those entities engaged in basic biomedical research and the development of diagnostics and therapeutic agents.

Prior to 2002 the Company was managed and operated on a fully integrated basis in one operating segment. During 2002, management determined it was appropriate to evaluate the Company’s operations based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two reportable segments, BioSystems and Nucleic Acids. The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. The Nucleic Acids operating segment generates revenue from the sale of nucleic acid-based products and services.

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

Short Term Investments.

The Company classifies all of its short-term investments with maturities at acquisition of greater than three months as available for sale securities. Such short term investments consist primarily of United States government and federal agency securities, corporate commercial paper and corporate debt which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in stockholders’ equity. Realized gains and losses on short term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available for sale and are classified as current assets. The Company may from time to time accept common stock from its customers as payment. These shares may be classified as trading securities with changes in fair value being recognized in current income or loss.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts of $549,000 and $450,000 in 2003 and 2002, respectively. Payment terms generally are 30 or 60 days. The Company has also provided extended payment terms of up to 90 days to some of its customers.

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

Property and Equipment.

Property and equipment are carried at cost. Depreciation and amortization are computed by the straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

Buildings	15 years
Leasehold improvements	3 to 7 years
Furniture and fixtures	5 to 7 years
Production equipment	5 to 7 years
Computer equipment	3 to 5 years
Research and development equipment	3 to 5 years
Demonstration equipment	3 to 5 years

Goodwill and other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, beginning on January 1, 2002. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment annually. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying value is reduced to its fair value. The Company completes its annual impairment test during the fourth quarter. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment as events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment occurs when the fair value of the asset is less than the carrying value.

Other Assets.

Other assets include patents, intellectual property, deferred financing costs and capitalized software development costs. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. The Company capitalized software development costs for products offered for sale in accordance with Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. This Standard allows for the capitalization of certain development costs once a software product has reached technological feasibility.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2003	2002	2001
Net Loss:
As reported	$(22,958)	$(21,365)	$(7,401)
Pro forma	$(24,794)	(23,274)	(10,110)
Basic and diluted loss per share:
As reported	(0.94)	(0.91)	(0.33)
Pro forma	(1.01)	(0.99)	(0.45)

Income Taxes.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities at each balance sheet date using tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized.

Revenue Recognition.

Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period. At December 31, 2003 and 2002 deferred revenue, mainly associated with our service contracts, included on the Company’s balance sheet was approximately $1.8 million and $1.2 million respectively.

Research and Development.

Research and development costs are charged to expense when incurred with the exception of certain software development costs that are capitalized.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments decreased net loss approximately $1.0 million in 2003 and 2002. Foreign currency transaction adjustments in 2001 were not significant.

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

Fair Value of Financial Instruments.

The carrying amount of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The Company derives the fair value of its short-term investments based on quoted market prices. The carrying value of long-term debt and the line of credit approximates fair value based upon existing interest rates available to the Company for similar debt.

Earnings Per Share.

Basic earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and warrants or conversion of convertible notes, where dilutive. Potentially dilutive securities have been excluded from the computation of diluted earnings per share as they have an antidilutive effect due to the Company’s net loss.

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

Reclassifications.

Certain reclassifications may have been made to the 2002 and 2001 financial statements to conform to the current presentation.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

B.    SHORT TERM INVESTMENTS

As of December 31, 2003, the Company had no available-for-sale securities. The amortized cost of available-for-sale securities and their approximate fair values, as of December 31, 2002, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002
Corporate Debt	$3,611	$1	$-	$3,612

Maturities of short-term investments are due within one year.

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

C.    INVENTORIES

At December 31, 2003 and 2002, inventories consist of the following:

	2003	2002
Finished goods	$5,319	$6,400
Raw materials and work in process	5,074	5,904
Demonstration inventory	191	144

	10,584	12,448

D.    OTHER ASSETS

At December 31, 2003 and 2002, finite lived intangible assets and other assets consist of the following:

	2003			2002
	Cost	Accumulated Reserve	Net Book Value	Cost	Accumulated Reserve	Net Book Value
Capitalized software	$2,132	$758	$1,374	$2,132	$24	$2,108
Intellectual property	765	165	600	545	90	455
Patents	$1,035	170	865	883	150	733
Deferred Financing Costs	409	—	409	—	—	—
Other	$656	183	473	685	—	685

Total	$4,997	$1,276	$3,721	$4,245	$264	$3,981

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

D.    OTHER ASSETS (Continued)

Amortization expense for intangible assets was $825,000, $150,000 and $70,000 during 2003, 2002 and 2001, respectively. The Company expects amortization expense for intangible assets to be approximately $922,000 in fiscal 2004, $872,000 in fiscal 2005, $216,000 in fiscal 2006, $253,000 in fiscal 2006, and $77,000 in 2007.

E.    GOODWILL

At December 31, 2003 and 2002, goodwill by operating segment consisted of the following:

	Biosystems operating segment	Nucleic Acids operating segment	Total
Net balance December 31, 2001	$638	$13,636	$14,274
Finalization of purchase price allocations	—	1,001	1,001

Net balance December 31, 2002	$638	$14,637	$15,275
Goodwill impairment charge	—	(4,772)	(4,772)

Net Balance December 31, 2003	$638	$9,865	$10,503

The Company also completed its annual impairment test during the fourth quarter 2003. The Company engaged an external valuation firm to assist with the completion of its annual impairment test during the fourth quarter of 2003. As a result of this test the Company recorded a non-cash goodwill impairment charge of $4.8 million related to its nucleic acids segment. There was no impairment related to the Biosystems operating segment.

A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Fiscal Years Ended December 31,
	2003	2002	2001
Reported Net Loss	$(22,958)	$(21,365)	$(7,401)
ADD: Goodwill Amortization	—	—	889

Adjusted Net Loss	$(22,958)	$(21,365)	$(6,512)

Loss Per Share:
As Reported	$(0.94)	$(0.91)	$(0.33)
Adjusted	$(0.94)	$(0.91)	$(0.29)

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

F.    LINE OF CREDIT AND LONG-TERM DEBT

In June 2003, the Company entered into a loan agreement with a financial institution for a secured line of credit up to a maximum of $5.0 million. In December 2003, the Company terminated the existing line of credit and entered into a new, $7.5 million line of credit facility with Laurus Master Fund, Ltd. (“Laurus”), of which the Company borrowed $4.0 million during 2003. The term of the agreement is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the line are equal to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. This line of credit is secured by most of the Company’s assets. Payment of interest and principal can, under certain circumstances, be made with shares of the Company’s common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. The Company may elect to convert only if its shares trade at a price exceeding $2.42 per share for ten consecutive trading days and is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of the Company’s common stock. In connection with the line of credit facility, the Company issued warrants to Laurus to acquire 550,000 shares of its common stock at exercise prices that exceed the average trading price of the Company’s common stock over the ten trading days prior to execution of the new line of credit.

Certain features of the line of credit facility require the Company to separately account for the value of certain amounts related to the warrants issued and the conversion feature of the facility. Specifically, Emerging Issues Task Force (“EITF”) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, requires the Company to value the warrants issued and the “beneficial conversion premium” related to this convertible facility. The beneficial conversion premium was initially based upon the Company’s borrowings during 2003 of $4.0 million. Any additional borrowings under the line of credit facility in the future will result in additional beneficial conversion premiums. The value of the warrants and the beneficial conversion premium are recorded on the balance sheet as a debt discount and an increase to additional paid in capital. The debt discount recorded for these items will be amortized as expense to the income statement over the term of the facility or as the warrants are exercised or the debt converted into common stock thereby increasing the effective interest rate on the facility. In connection with the conversion of $2.0 million of debt incurred under the line of credit facility in January and February 2004, the Company will accelerate the amortization of approximately $240,000 of the beneficial conversion premium.

During 2002, Cruachem Ltd., a wholly owned subsidiary of the Company, entered into a mortgage loan with The Royal Bank of Scotland. The original principal amount of the loan was £1.0 million. Principal and interest are payable in quarterly installments. The loan carries a 15 year term and a fixed annual interest rate of 6.77%. Security for this loan is the Company’s 45,000 square foot manufacturing facility located in Glasgow, Scotland. The loan carries certain financial and non-financial covenants that must be met by Cruachem Ltd. that include a minimum net cash flow requirement. The net book value of the facility was approximately $2.0 million at December 31, 2003. During February 2004, the Company repaid the principal balance of the mortgage loan and therefore, the Company has included the entire outstanding principal balance at December 31, 2003 within current liabilities.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

F.    LINE OF CREDIT AND LONG-TERM DEBT (Continued)

The following table details the components of the Company’s line of credit and long-term debt as of December 31, 2003 and 2002:

	December 31,
	2003	2002
Line of Credit	$2,992	$—
Less:
Debt discount—Warrants	370	—
Debt discount—Beneficial conversion premium	480	—

	$2,142	$—

Long-term debt
Mortgage debt	$1,693	$1,562
Less: current portion	(1,693)	(63)

	$—	$1,499

G.    COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment, vehicles and operating facilities. The Company’s leases related to its operating facilities currently expire on various dates through 2007. At December 31, 2003, the future minimum lease payments required under non-cancellable lease provisions are approximately $3.4 million in 2004; $3.1 million in 2005; $2.1 million in 2006; $700,000 in 2007; and no rental payments for the year 2008. Rent expense related to all operating leases for the years ended December 31, 2003, 2002 and 2001 was approximately $2.5 million, $2.3 million and $1.7 million, respectively.

The Company is not a party to any material legal proceedings.

H.    INCOME TAXES

Loss before income taxes consists of the following:

	Years ended December 31,
	2003	2002	2001
United States	$(19,809)	$(19,640)	$(7,448)
International	(3,084)	(1,620)	71

	$(22,893)	$(21,260)	$(7,377)

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

H.    INCOME TAXES (Continued)

The Company’s provision for income taxes for the years ended December 31, 2003, 2002 and 2001 differs from the amounts determined by applying the statutory Federal income tax rate to loss before income taxes for the following reasons:

	2003	2002	2001
Benefit at Federal Rate	$(7,784)	$(7,228)	$(2,508)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(485)	(518)	(154)
Foreign subsidiary tax rate difference	427	224	(17)
Research and development tax credit	(250)	(188)	(98)
Other—net	82	137	345
Valuation allowance	8,075	7,678	2,456

Total income tax expense	$65	$105	$24

The Company’s deferred income tax asset at December 31, 2003 and 2002 is comprised of the following temporary differences:

	2003	2002
Net operating loss carryforward	$30,480	$23,099
Deferred revenue	400	218
Accrued vacation	134	116
Other	(422)	(250)

	30,592	23,183
Less valuation allowance	(30,592)	(23,183)

	$—	$—

At December 31, 2003, the Company has unused federal tax net operating loss carryforwards of approximately $1.8 million which expire in 2008, $3.7 million which expire in 2009, $3.0 million which expire in 2010, $0.9 million which expire in 2011, $3.4 million which expire in 2012, $1.8 million which expire in 2018, $8.2 million which expire in 2019, $9.7 million which expire in 2020, $8.2 million which expire in 2021, $16.8 million which will expire in 2022 and $21.0 million which will expire in 2023. Approximately $11.8 million of the Company’s total federal net operating loss carryforwards were obtained in the acquisition of Annovis, Inc. and may be subject to certain restrictions. Additionally, at December 31, 2003, the Company has unused state tax net operating loss carryforwards of approximately $28.7 million. These credits expire at various times between 2008 and 2023. A valuation allowance has been provided in 2003 and 2002 for the remaining deferred tax assets, due to the Company’s cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

I.    EMPLOYEE BENEFIT PLAN

The Company maintains an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees’ contributions at the rate of 50% on the first 6% of contributions. The Company may at the discretion of its Board of Directors, make additional contributions on behalf of the Plan’s participants. Company contributions were $523,000, $507,000 and $357,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

J.    STOCKHOLDERS’ EQUITY

Common Stock Warrants.

During 2002 the Company entered into an operating lease agreement with GE Capital. The agreement included the issuance of 13,762 warrants with an exercise price of $3.27 per share and a term of five years expiring in 2007. In 2003 an additional 9,175 warrants with an exercise price of $3.27 per share and term of 5 years expiring in 2008 were issued to GE Capital in connection with the operating lease. During 2003 the Company entered into a line of credit agreement with Laurus. The agreement included issuance of 550,000 warrants to Laurus with an exercise price of $2.25 to $2.82 per share and term of 7 years expiring in 2010 and 45,918 warrants to TN Capital Equities, Ltd. with an exercise prices of $2.94 per share and term of 5 years expiring in 2008. All warrants issued to GE Capital, Laurus and TN Capital Equities remain outstanding at December 31, 2003.

Preferred Stock.

The Company’s Board of Directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, from time to time, with such designations, powers, preferences and rights and such qualifications, limitations and restrictions as may be provided in a resolution or resolutions adopted by the Board of Directors. The authority of the Board of Directors includes, but is not limited to, the determination or fixing of the following with respect to shares of such class or any series thereof: (i) the number of shares; (ii) the dividend rate, whether dividends shall be cumulative and, if so, from which date; (iii) whether shares are to be redeemable and, if so, the terms and amount of any sinking fund providing for the purchase or redemption of such shares; (iv) whether shares shall be convertible and, if so, the terms and provisions thereof; (v) what restrictions are to apply, if any, on the issue or reissue of any additional preferred stock; and (vi) whether shares have voting rights. The preferred stock may be issued with a preference over the common stock as to the payment of dividends. The Company has no current plans to issue any series of preferred stock. Classes of stock such as the preferred stock may be used, in certain circumstances, to create voting impediments on extraordinary corporate transactions or to frustrate persons seeking to effect a merger or otherwise to gain control of the Company. For the foregoing reasons, any preferred stock issued by the Company could have an adverse effect on the rights of the holders of the common stock.

Common Stock.

In September 2003, the Company issued 1,780,000 shares of our common stock and in November 2003, the Company issued 2,720,000 shares of our common stock in privately-negotiated sales. These shares were sold pursuant to the terms of a Securities Purchase Agreement, dated August 27, 2003. The sale of these shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) as a sale not involving a public offering. These shares have been registered for resale pursuant to a Registration Statement declared effective on November 14, 2003. The net proceeds to the Company, after payment of transaction fees and other expenses of the offering, were approximately $4.3 million.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

J.    STOCKHOLDERS’ EQUITY (Continued)

In May 2001, the Company issued 1,889,523 shares of common stock in connection with the acquisition of Annovis, Inc. See Footnote O for further discussion of this acquisition.

In May 2001, Company shareholders approved the adoption of the Transgenomic, Inc. 2001 Employee Stock Purchase Plan that was subsequently implemented in November 2001. Substantially all of the Company’s U.S. employees are eligible to participate in the Plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. Such deductions are accumulated during a defined participation period at the end of which each participant is deemed to have been granted an option to purchase shares of stock from the Company at 85% of the fair market value of the Company stock as measured by the closing price of the stock on either the first or last business day of the participation period, whichever is lower. The number of shares purchased under the option is based upon the participants elected withholding amount. At the end of the participation period such option is automatically exercised. This plan is structured to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. During 2003 and 2002 there were 107,077 and 56,842 shares issued under this plan, respectively. During 2001 there were no shares issued under this plan.

K.    STOCK OPTIONS

The Company’s 1997 Stock Option Plan, as amended (the “Stock Option Plan”), allows the Company to grant both incentive stock options and nonqualified stock options to acquire shares of the Company’s common stock to employees and directors of the Company and to nonemployee advisors. Either incentive or non-qualified stock options may be granted to employees of the Company, but only nonqualified stock options may be granted to nonemployee directors and advisors. The maximum number of shares for which options may be granted under the Stock Option Plan is 7,000,000. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) which has the authority to set the number, exercise price, term and vesting provisions of the options granted under the Stock Option Plan, subject to the terms thereof. The options must be granted at exercise prices not less than the fair market value of the common stock on the date of the grant. Generally, the stock options vest at a rate of either 20% per year over a five-year period or 33 1/3% per year over a three-year period and expire 10 years after the date the option was granted. If the option holder ceases to be employed by the Company, the Company will have the right to terminate any outstanding but unexercised options.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

K.    STOCK OPTIONS (Continued)

The following table summarizes activity under the Stock Option Plan during the three years ended December 31, 2003:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2000	4,034,881	$6.43
Granted	1,865,950	7.88
Exercised	(470,900)	5.00
Canceled	(296,100)	9.75

Balance at December 31, 2001:	5,133,831	6.90
Granted	632,000	5.09
Exercised	(81,900)	5.01
Canceled	(539,021)	7.69

Balance at December 31, 2002:	5,144,910	6.62
Granted	1,282,000	1.64
Exercised	—	—
Canceled	(733,994)	7.25

Balance at December 31, 2003:	5,692,916	$5.37

Exercisable at December 31, 2003	3,745,509	$6.11

The weighted average fair value per share of options granted in 2003, 2002 and 2001 was $0.93, $2.92 and $2.32, respectively.

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

Stock-based compensation expense recorded by the Company represents amortization of unearned compensation related to options granted to employees with an exercise price less than the deemed fair market value at the date of grant and options granted to non-employees. During 2003, 2002 and 2001, the Company recorded compensation expense of $92,000, $131,000 and $139,000, respectively. The expense amounts were calculated using the Black-Scholes option pricing model with the following assumptions: no common stock dividends, risk-free interest rates ranging from 3.10% to 6.53%; volatility ranging from 35% to 85%; and an expected option life of 1 to 7.5 years.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

K.    STOCK OPTIONS (Continued)

The following table summarizes information about options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
		(in years)
$ 1.00—$ 3.00	1,577,167	9.0	$1.84	251,851	$2.17
$ 3.01—$ 5.00	2,184,700	4.1	$5.00	2,163,800	$5.00
$ 5.01—$ 7.50	938,817	7.1	$6.17	655,975	$6.15
$ 7.51—$10.00	601,001	6.6	$9.88	390,852	$9.89
$10.01—$15.00	391,231	6.2	$12.77	283,031	$12.80

	5,692,916	6.3	$5.37	3,745,509	$6.11

L.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Prior to 2002 the Company was managed and operated on a fully integrated basis in one operating segment. During 2002, management determined it was appropriate to evaluate the Company’s operations based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two reportable segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income. Expenses that cannot be directly identified to an operating activity or are considered corporate overhead are not allocated to the segments in arriving at operating income for the segment. Generally, decisions regarding asset allocation, financing, taxes or other items impacting the Company’s Balance Sheet are made at the corporate level and, accordingly, operating segment Balance Sheet information is not typically reviewed by operating decision makers.

The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. This segments products are based upon two of the Company’s three core competencies, separations chemistries and enzymology. Specifically, this segment’s main products are the WAVE system, related bioconsumables and research services.

The Nucleic Acids operating segment generates revenue from the sale of products and services based upon all three of the Company’s core competencies, nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segments main products are nucleic acid building blocks or “phosphoramidites”, oligonucleotides, fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

L.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

The following is information for net sales and operating income by segment.

	2003	2002	2001
Sales
BioSystems	$26,044	$24,235	$28,040
Nucleic Acids	7,822	13,319	10,427

Total	$33,866	$37,554	$38,467

Loss/Income from operations
BioSystems	$(2,786)	$(9,417)	$(4,595)
Nucleic Acids	(12,440)	(1,004)	1,090
Corporate	(7,362)	(11,276)	(6,234)

Total	$(22,588)	$(21,697)	$(9,739)

The following is information for fixed assets and fixed asset additions by segment. Fixed assets are tracked by location and department and thus can be identified to operating segments even though specific segment Balance Sheets are not produced.

	2003	2002
Fixed Assets
BioSystems	$3,412	$4,895
Nucleic Acids	13,991	8,892
Corporate	1,301	1,865

Total	$18,704	$15,652

Fixed Asset Additions
BioSystems	$1,000	$2,533
Nucleic Acids	5,393	8,563
Corporate	20	372

Total	$6,413	$11,468

The following is supplemental information for net sales by geographic area.

	2003	2002	2001
Sales by Geographic Area:
United States	$12,251	$16,805	$18,063
Europe	15,955	16,011	15,918
Pacific Rim	3,335	4,129	2,901
Other	2,325	609	1,585

Total	$33,866	$37,554	$38,467

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

L.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Long-lived assets by geographic area as of December 31 are as follows:

	2003	2002
United States	$20,935	$23,882
Europe	$9,705	8,203
Pacific Rim	$32	30

Total	$30,672	$32,115

During 2003 and 2002 no single customer accounted for more than 10% of total sales. During 2001, one customer accounted for approximately 14% of our total sales.

M.    SUPPLEMENTAL CASH FLOW INFORMATION

	2003	2002	2001
Cash paid for interest	$314	$30	$10
Cash paid for income taxes	$70	$120	$3
Noncash investing and financing activities:
Liabilities assumed in connection with business acquisitions	$—	$—	$3,388
Issuance of common stock as acquisition consideration	$—	$—	$13,084

N.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following is a summary of activity for the allowance for doubtful accounts during each of the three years ended December 31, 2003:

	Beginning Balance	Additional Charges to Income	Deductions from Reserve	Ending Balance
Year Ended December 31, 2003	$450	$174	$75	$549
Year Ended December 31, 2002	$213	$418	$181	$450
Year Ended December 31, 2001	$180	$65	$32	$213

O.    ACQUISITION

Effective May 1, 2001, the Company acquired Annovis, Inc, a privately held company, for approximately $16.9 million through the issuance of approximately 1.9 million shares of Transgenomic, Inc. common stock, the payment of approximately $563,000 in cash in lieu of common stock to certain Annovis stockholders and the payment of approximately $3.2 million of direct acquisition related expenses. The acquisition was structured as a merger of Annovis with a subsidiary of the Company and resulted in Annovis becoming a wholly-owned subsidiary of the Company. Annovis is a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid based products and service for the life sciences industry. Annovis’s results of operations have been included in the accompanying financial statements beginning on May 1, 2001.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

O.    ACQUISITION (Continued)

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

The Company’s unaudited pro forma results of operations for the year ended December 31, 2001, assuming the acquisition of Annovis, Inc. occurred as of the beginning of the period presented is as follows:

Twelve Months Ended December 31, 2001
Net Sales	$42,581
Net Loss	$(7,672)
Basic and diluted loss per share	$(0.33)

P.    QUARTERLY RESULTS (UNAUDITED)

The following table contains selected unaudited consolidated statements of operations data for each quarter for fiscal years 2003 and 2002.

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Sales	$9,505	$8,481	$7,537	$8,343	$33,866
Gross Profit	3,691	2,556	775	2,529	9,551
Net loss	$(3,596)	$(4,670)	$(6,097)	$(8,595)	$(22,958)
Basic & Diluted Loss Per Share	$(0.15)	$(0.20)	$(0.25)	$(0.32)	$(0.94)
Basic and Diluted Weighted Average Shares Outstanding	23,519	23,540	24,177	26,723	24,484

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Sales	$9,831	$9,424	$9,087	$9,212	$37,554
Gross Profit	5,108	4,862	4,249	3,766	17,985
Net loss	$(3,359)	$(3,981)	$(4,727)	$(9,298)	$(21,365)
Basic & Diluted Loss Per Share	$(0.14)	$(0.17)	$(0.20)	$(0.40)	$(0.91)
Basic and Diluted Weighted Average Shares Outstanding	23,653,544	23,699,047	23,483,315	23,498,935	23,582,687

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share losses may not equal the annual loss per share.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(Tabular amounts in thousands except share and per share data)

Q.    CORPORATE RESTRUCTURING

The Company has experienced net losses and negative cash flows from operations. As a result, during the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. Specifically, in the fourth quarter of 2002 the Company notified approximately 60 employees of their termination, notified landlords of our intent to close four facilities and reduce our space commitment under lease at two other facilities, terminated certain consulting and collaboration agreements and abandoned certain patents. As a result of the plan $3.3 million in restructuring charges were recorded and are included in operating expenses. These charges consisted of approximately $800,000 of employee severance costs, $1.2 million in office closure related costs, $400,000 of collaboration and other agreement termination charges and $900,000 in write-offs of abandoned intellectual property. Approximately 45% of the total charges were for non-cash items. Additional restructuring charges totaling $738,000 were incurred in the first half of 2003. The Company had accrued expenses associated with the restructuring activities of approximately 227,000 at December 31, 2003, and $1.5 million at December 31, 2002. The accrued expenses at December 31, 2003, were related to office closures. The accrued expenses at December 31, 2002, were primarily related to office closures and employee severance.

R.    CORPORATE FINANCING SUBSEQUENT EVENTS

In February 2004, the Company entered into a $2.75 million convertible note with Laurus, our line of credit provider. The note carries an interest rate of 2.0% over the prime rate or a minimum of 6.0% and has a term of 3 years. The principal and interest on the note may be converted into common stock of the Company at a fixed conversion price of $2.61 per share. A portion of the proceeds from this transaction were used to retire the current mortgage debt on the Glasgow facility. The remaining proceeds of approximately $750,000 will be used to complete the build-out of the Glasgow facility, complete the consolidation our operations into the new facility and provide funds for operations.

In February 2004, Laurus waived the borrowing base limitation on the Company’s line of credit, thereby making the full $7.5 million facility available to the Company regardless of the available collateral. The waiver will expire on December 19, 2004. As of December 31, 2003, the Company had approximately $3.0 million outstanding on this line of credit facility based upon its current eligible accounts receivable and inventory balances. The waiver, and the resulting access to the full amount of the line of credit, provides additional access to liquidity for the Company. Additionally, in January and February 2004, Laurus exercised its conversion rights on the line of credit and converted $2.0 million of amounts outstanding on the line into approximately 910,000 shares of common stock of the Company.

Item 9.    Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

(a)	Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports under the Securities Exchange Act of 1934.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

We will file a definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders with the Securities Exchange Commission not later than April 29, 2004. Information required by this item is incorporated by reference to our definitive Proxy Statement.

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

Item 14.    Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to our definitive Proxy Statement.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports of Form 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The financial statements listed on page 2 of this report are filed herewith.

2.	Financial Statement Schedules—None.

3.	Exhibits. The Exhibits required by Item 601 of Regulation S-K of the Securities and Exchange Act of 1934, as amended, filed as part of this report are listed in the Exhibit Index under paragraph (c) of this Item 15.

(b)	Reports on Form 8-K.

The Registrant furnished a Report on Form 8-K on November 11, 2003, reporting the announcement of its results of operations for the quarter ended September 30, 2003, pursuant to Items 7 and 12 of Form 8-K.

The Registrant filed a Report on Form 8-K on November 18, 2003, announcing signature of a contract with an Austrian vaccine developer, pursuant to Items 5 and 7 of Form 8-K.

The Registrant filed a Report on Form 8-K on November 20, 2003, announcing signature of a contract with Fisher Scientific to distribute a product of the Registrant, pursuant to Items 5 and 7 of Form 8-K.

The Registrant filed a Report on Form 8-K on December 2, 2003, announcing signature of a several specific service agreements with Novartis Pharmaceuticals Corp., pursuant to Items 5 and 7 of Form 8-K.

The Registrant filed a Report on Form 8-K on December 4, 2003, announcing that its WAVE system would be cited in several presentations at the American Society of Hematology annual meeting, pursuant to Items 5 and 7 of Form 8-K.

The Registrant filed a Report on Form 8-K on December 9, 2003, announcing that it had terminated its existing line of credit agreement and entered into a new line of credit agreement, pursuant to Item 5 of Form 8-K.

(c)	Exhibits.

2.1	Agreement and Plan of Merger, dated as of April 30, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc.(3)

2.2	Addendum to Agreement and Plan of Merger, dated as of May 18, 2001 among Transgenomic, Inc., TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc.(3)

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant(2)

3.2	Bylaws of the Registrant(1)

4	Form of Certificate of the Registrant’s Common Stock(1)

10.1	Amended and Restated 1997 Stock Option Plan of the Registrant(4)

10.2	1999 UK Approved Stock Option Sub Plan of the Registrant(1)

10.3	Employment Agreement, dated April 1, 2000, between the Registrant and Collin J. D’Silva(1)

10.4	Employee Stock Purchase Plan of the Registrant(5)

10.5	Employment Agreement, dated June 1, 2001, between the Registrant and John L. Allbery(6)

10.6	License Agreement, dated September 1, 1994, between Registrant and Professor Dr. Gunther Bonn, et. al. and Amendment thereto, dated March 14, 1997(1)

10.7	License Agreement, dated August 20, 1997, between the Registrant and Leland Stanford Junior University(1)

10.8	Supply Agreement, dated January 1, 2000, between the Registrant and Hitachi Instruments(1)

10.9	License Agreement, dated December 1, 1989, between Cruachem Holdings Ltd. (a wholly owned subsidiary of the Registrant) and Millipore Corporation(6)

10.10	Sublicense Agreement, dated October 1, 1991, between Cruachem Holdings Ltd. (a wholly owned subsidiary of the Registrant) and Applied Biosystems, Inc.(6)

10.11	Employment Agreement, dated January 22, 2002, between the Registrant and Keith A. Johnson(7)

10.12	Missives, dated May 17, 2002, between Cruachem Limited (a wholly-owned subsidiary of the Registrant) and Robinson Nugent (Scotland) Limited(8)

10.13	Agreement between The Royal Bank of Scotland plc and Cruachem Limited (a wholly-owned subsidiary of the Registrant), dated August 18, 2002(9)

10.14	Standard Security by Cruachem Limited (a wholly-owned subsidiary of the Registrant) in Favour of The Royal Bank of Scotland plc, dated August 13, 2002(9)

10.15	Lease Agreement by and between Yew Tree Investments LTD., LLLP and the Registrant, dated August 23, 2002(9)

10.16	Master Lease Agreement between General Electric Capital Corporation and the Registrant, dated December 12, 2002 (10)

10.17	Employment Agreement, dated May 21, 2003, between Michael J. Draper and the Registrant. (11)

10.18	License Amendment Agreement, dated June 2, 2003, by and between Geron Corporation and the Registrant. Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act. (11)

10.19	Accounts Receivable Financing Agreement, date June 17, 2003, between Silicon Valley Bank and the Registrant. (11)

10.20	Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated August 27, 2003 (12)

10.21	Securities Purchase Agreement by and between the Registrant and Geron Corporation dated June 2, 2003 (13)

10.22	Security Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated December 3, 2003 (14)

10.23	Secured Revolving Note by and between the Registrant and Laurus Master Fund, Ltd. dated December 3, 2003(14)

10.24	Secured Convertible Minimum Borrowing Note by and between the Registrant and Laurus Master Fund, Ltd. dated December 3, 2003 (14)

10.25	Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd. dated December 3, 2003 (14)

10.26	Registration Rights Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated December 3, 2003 (14)

10.27	Common Stock Purchase Warrant by and between the Registrant and TN Capital Equities, Ltd. dated December 3, 2003 (14)

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-32174), which was filed on March 10, 2000.
(2)	This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-32174), as amended by Amendment 1, which amendment was filed on May 17, 2000.
(3)	This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 000-30975), which was filed on May 31, 2001.
(4)	This Exhibit is incorporated by reference to the Registrant’s Report on Form 10-Q, which was filed on August 14, 2001.
(5)	This Exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-71866), which was filed on October 19, 2001.
(6)	This Exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K, which was filed on March 25, 2002.
(7)	This Exhibit is incorporated by reference to the Registrant’s Report on Form 10-Q, which was filed on May 14, 2002.
(8)	This Exhibit is incorporated by reference to the Registrant’s Report on Form 10-Q, which was filed on August 14, 2002.
(9)	This Exhibit is incorporated by reference to the Registrant’s Report on Form 10-Q, which was filed on November 12, 2002.
(10)	This Exhibit is incorporated by reference to the Registrant’s Annual Report on Form 10-K, which was filed on March 31, 2003.
(11)	This Exhibit is incorporated by reference to the Registrant’s Report on Form 10-Q, which was filed on August 12, 2003.
(12)	This Exhibit is incorporated by reference to the Registrant’s Report on Form 8-K which was filed on August 29, 2003.
(13)	This Exhibit is incorporated by reference the Registrant’s Amendment No. 3 to Registration Statement on Form S-3 (Registration No. 333-108319) as filed on October 14, 2003.
(14)	This Exhibit is incorporated by reference the Registrant’s Registration Statement on Form S-3 (Registration No. 333-111442) as filed on December 22, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2004.

TRANSGENOMIC, INC.

By:	/s/ COLLIN J. D’SILVA

Collin J. D’Silva, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March 2004.

Signature	Title

/s/ COLLIN J. D’SILVA Collin J. D’Silva	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL J. DRAPER Michael J. Draper	Chief Financial Officer (Principal Financial Officer)

/s/ GREGORY J. DUMAN* Gregory J. Duman	Director

/s/ JEFFREY SKLAR* Jeffrey Sklar	Director

/s/ ROLAND J. SANTONI* Roland J. Santoni	Director

/s/ PARAG SAXENA* Parag Saxena	Director

Gregory T. Sloma	Director

*By Collin J. D’Silva, as attorney-in-fact

/s/ COLLIN J. D’SILVA Collin J. D’Silva Attorney-in-fact for the individuals as indicated.