Form 10-Q
period 2004-03-31
TRANSGENOMIC INC
filed 2004-05-17
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30975

TRANSGENOMIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	911789357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12325 Emmet Street, Omaha, Nebraska	68164
(Address of principal executive offices)	(Zip Code)

(402) 452-5400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934,    Yes  ☐    No  ☒

As of May 7, 2004, the number of shares of common stock outstanding was 29,044,514.

TRANSGENOMIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Transgenomic, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$2,229	$1,241
Short-term investments	316	—
Accounts receivable—net	10,625	10,877
Inventories	11,137	10,584
Prepaid expenses and other current assets	2,055	1,676

Total current assets	26,362	24,378
Property and Equipment
Land and Buildings	2,299	2,239
Equipment	21,059	20,362
Furniture and fixtures	9,123	9,054

Total property and equipment	32,481	31,655
Less: accumulated depreciation	14,098	12,951

Net property and equipment	18,383	18,704
Goodwill	10,503	10,503
Intangible and other assets	3,605	3,721

Total assets	$58,853	$57,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,522	$3,580
Other accrued expenses	3,822	3,874
Accrued compensation	1,142	959
Line of credit	3,180	2,142
Current Portion of long-term debt	525	1,693

Total current liabilities	12,191	12,248
Long Term Liabilities
Long-term debt	2,074	—

Total liabilities	14,265	12,248

Stockholders’ Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 29,044,514 and 28,119,122 issued in 2004 and 2003, respectively	296	286
Additional paid-in capital	118,910	115,904
Accumulated other comprehensive income (loss)	1,970	1,597
Accumulated deficit	(76,588)	(72,729)

Total stockholders’ equity	44,588	45,058

Total liabilities and stockholders’ equity	$58,853	$57,306

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended March 31,
	2004	2003
Net sales	$8,629	$9,505
Cost of goods sold	5,768	5,814

Gross profit	2,861	3,691
Operating expenses:
Selling, general and administrative	4,245	4,643
Research and development	1,929	2,325
Restructuring charges (Note J)	—	264

	6,174	7,232

Loss from operations	(3,313)	(3,541)
Other income (expense):
Interest income	—	34
Interest expense	(589)	(42)
Other income (expense), net	(54)	(33)

	(643)	(41)

Loss before income taxes	(3,956)	(3,582)
Current income tax expense (benefit)	(97)	14

Net loss	$(3,859)	$(3,596)

Basic and diluted weighted average shares outstanding	28,728,230	23,518,713

Net loss per common share—basic and diluted	$(0.13)	$(0.15)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net loss	$(3,859)	$(3,596)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,048	835
Non-cash financing charges	460	—
Non-cash compensation expense	—	35
Loss on sale of available for sale securities	27	—
Changes in operating assets and liabilities:
Accounts receivable	423	(1,330)
Inventories	(344)	(183)
Prepaid expenses and other current assets	(416)	(375)
Accounts payable	(100)	420
Accrued expenses and other current liabilities	(1,242)	1,053

Net cash flows from operating activities	(4,003)	(3,141)
Cash Flows from Investing Activities
Purchase of property and equipment	(435)	(3,667)
Proceeds from the maturities and sale of available for sale securities	933	3,612
Change in other assets	86	212

Net cash flows from investing activities	584	157
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	17	33
Proceeds from long-term debt	2,750	—
Payment of long-term debt	(1,744)
Line of credit	3,423	—

Net cash flows from financing activities	4,446	33
Effect of foreign currency exchange rates on cash	(39)	(339)

Net change in cash and cash equivalents	988	(3,290)
Cash and cash equivalents at beginning of period	1,241	9,735

Cash and cash equivalents at end of period	$2,229	$6,445

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(Columar Amounts thousands except share and per share data)

A. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2003, that are included in the Company’s Annual Report on Form 10-K.

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

During the first quarter of fiscal 2004, the Company recognized approximately $196,000 of product sales under bill-and-hold arrangements. Under these arrangements, the customer had accepted title and risk of ownership to the product, but had requested that the Company store the product on behalf of the customer until the second quarter of fiscal 2004.

Stock Based Compensation.

The Company accounts for its employee stock option grants under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the stock option exercise price. Stock option grants to nonemployees are accounted for using the fair value method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes model.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended
	March 31, 2004	March 31, 2003
Net Loss:
As reported	$(3,859)	$(3,596)
Pro forma	$(4,123)	$(3,974)
Basic and diluted loss per share:
As reported	$(0.13)	$(0.15)
Pro forma	$(0.14)	$(0.17)

B. INVESTMENTS

As of December 31, 2003, the Company had no available-for-sale securities. The amortized cost of available-for-sale securities and their approximate fair values as of March 31, 2004, were as follows:

March 31, 2004	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate common stock	$289	$27	$—	$316

Total securities available-for-sale	$289	$27	$—	$316

In January and March 2004, the Company entered into addendums to an existing supply agreement with Geron Corporation. The addendums allowed Geron to pay for products being manufactured by the Company under the addendum with Geron common stock. These shares are being accounted for as available for sale securities. As a result in January 2004, Geron issued 85,885 shares of common stock, valued at $959,000, to the Company as a prepayment for products. On February 12, 2004 the company sold these shares for $932,000 resulting in a loss of $27,000, which is reflected in the current earnings and cash flow from operations. In March, 2004, Geron issued 33,662 shares of common stock, valued at $289,000, to the Company as a prepayment for products.

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data) (Continued)

C. INVENTORIES

At March 31, 2004, and December 31, 2003, inventories consisted of the following:

	March 31, 2004	December 31, 2003
Finished goods	$5,681	$5,319
Raw materials and work in progress	5,083	5,074
Demonstration inventory	373	191

	11,137	10,584

D. OTHER ASSETS

At March 31, 2004, and December 31, 2003, finite lived intangible assets and other assets consisted of the following:

	March 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized software	$2,132	$935	$1,197	$2,132	$758	$1,374
Intellectual property	765	186	579	765	165	600
Patents	1,047	175	872	1,035	170	865
Deferred Financing Costs	576	39	537	409	—	409
Other	621	201	420	656	183	473

Total	$5,141	$1,536	$3,605	$4,997	$1,276	$3,721

Amortization expense for intangible assets was $243,000 and $218,000 during the three months ended March 31, 2004, and 2003, respectively. The Company expects amortization expense for intangible assets to be approximately $830,000 for the remainder of 2004, $1,022,000 in fiscal 2005, $367,000 in fiscal 2006, $377,000 in fiscal 2007, $77,000 in fiscal 2008 and $104,000 in fiscal 2009 and $104,000 in fiscal 2010.

E. GOODWILL

At March 31, 2004, and December 31, 2003, goodwill by operating segment consisted of the following:

	Biosystems operating segment	Nucleic Acids operating segment	Total
Net balance December 31, 2003	$638	$9,865	$10,503
Adjustments	—	—

Net balance March 31, 2004	$638	$9,865	$10,503

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

	Three Months Ended March 31,
	2004	2003
Net loss	$(3,859)	$(3,596)
Unrealized gain on available for sale securities	27	—
Currency translation adjustments	346	(578)

Total comprehensive loss	$(3,486)	$(4,174)

Stock Options. During the three months ended March 31, 2004, the Company granted 120,000 options with an exercise price of $2.57 per share. The following table summarizes activity under the 1997 Stock Option Plan during the three months ended March 31, 2004.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2003	5,692,916	$5.37
Granted	120,000	$2.57
Exercised	—	—
Canceled	(95,398)	$6.63

Balance at March 31, 2004	5,717,518	$5.29

Exercisable at March 31, 2004	3,804,371	$6.12

The weighted average fair value of options granted during the first three months of fiscal 2004 was $1.34 per share. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first three months of fiscal 2004: no common stock dividends; risk-free interest rates of 3.84% to 4.37%; 85% volatility; and an expected option life of 3 years. At March 31, 2004, the weighted average remaining contractual life of options outstanding was 6.2 years.

G. INCOME TAXES

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months ended March 31, 2004, based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of March 31, 2004, and December 31, 2003, the Company’s deferred tax assets were offset by a valuation allowance of approximately $32.1 million and $30.6 million, respectively.

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data) (Continued)

H. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations are managed based upon the nature of the products and services provided. Accordingly, the Company has determined that it operates in two segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in segment operating income (loss). Expenses that cannot be directly identified to an operating activity or are considered corporate overhead are not allocated to the segments in arriving at operating income (loss) for the segment. Generally, decisions regarding asset allocation, financing, or other items impacting the Company’s balance sheet are made at the corporate level and, accordingly, balance sheet information is not typically reviewed by operating segment.

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

The following is information for net sales and operating income (loss) by segment.

	Three Months Ended March 31,
	2004	2003
Sales
BioSystems	$6,385	$6,939
Nucleic Acids	2,244	2,566

Total	$8,629	$9,505

(Loss) from operations
BioSystems	$(517)	$(663)
Nucleic Acids	(1,382)	(886)
Corporate	(1,414)	(1,992)

Total	$(3,313)	$(3,541)

I. LINE OF CREDIT AND LONG-TERM DEBT

In December 2003, the Company entered into a new, $7.5 million line of credit facility with Laurus Master Fund, Ltd. (“Laurus”) The term of the agreement is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the line are are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. This line of credit is secured by most of the Company’s assets. Payment of interest and principal can, under certain circumstances, be made with shares of the Company’s common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. The Company may elect to convert only if its shares trade at a price exceeding $2.42 per share for ten consecutive trading days and such conversion is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of the Company’s common stock. In connection with the line of credit facility, the Company issued warrants to Laurus to acquire 550,000 shares of its common stock at exercise prices that exceed the average trading price of the Company’s common stock over the ten trading days prior to execution of the new line of credit.

In February 2004, the Company entered into a separate $2.75 million convertible note with Laurus,. The note carries an interest rate of 2.0% over the prime rate or a minimum of 6.0% and has a term of 3 years. The principal and interest on the note may be converted into common stock of the Company at a fixed conversion price of $2.61 per share. In connection with this agreement, the Company issued 125,000 warrants to Laurus to acquire 125,000 shares of its common stock. A portion of the proceeds from this transaction were used to retire the mortgage debt on the Company’s Glasgow facility. The remaining proceeds of approximately $750,000 will be used to complete the build-out of the Glasgow facility, complete the consolidation our operations into the new facility and provide funds for operations.

Certain features of the line of credit facility and convertable note require the Company to separately account for the value of certain amounts related to the warrants issued and the conversion feature of the facility. Specifically, Emerging Issues Task Force (“EITF”) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, requires the Company to separately value the warrants issued and the “beneficial conversion premium” related to these agreements. Any borrowings under the line of credit facility may result in additional beneficial conversion premiums. The value of the warrants and the beneficial conversion premium have been recorded on the balance sheet as a debt discount and an increase to additional paid in capital. The debt discount recorded for these items will be amortized as expense to the income statement over the term of the facility or as the warrants are exercised or the debt is converted into common stock thereby increasing the effective interest rate on these agreements.

In February 2004, Laurus waived the borrowing base limitation on the Company’s line of credit, thereby making the full $7.5 million facility available to the Company regardless of the available collateral. The waiver will expire on December 19, 2004. As of March 31, 2004, the Company had approximately $4.4 million outstanding on this line of credit facility. In January and February 2004, Laurus exercised its conversion rights on the line of credit and converted $2.0 million of amounts outstanding on the line into approximately 910,000 shares of common stock of the Company. In connection with the conversion of $2.0 million of debt incurred under the line of credit facility in January and February 2004, the Company has accelerated the amortization of approximately $460,000 of the beneficial conversion premium.

The following table details the components of the Company’s line of credit and long-term debt as of March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
Line of Credit	$4,415	$2,992
Less:
Debt discount - warrants	329	370
Debt discount - Beneficial conversion premium	906	480

	3,180	2,142

Long-term debt
Convertable debt	2,750
Mortgage Debt		1,693
Less:
Debt discount - warrants	76
Debt discount - beneficial conversion premium	75
Current portion	525	1,693

	$2,074	$—

J. CORPORATE RESTRUCTURING

The Company has historically experienced net losses and negative cash flows from operations. As a result, during the fourth quarter of fiscal 2002, management formulated a restructuring plan designed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, and termination of collaborations and write-offs of abandoned intellectual property. A significant portion of the plan was executed in the fourth quarter of 2002 resulting in the recording of $3.3 million in restructuring charges. The Company had accrued expenses and other liabilities associated with the restructuring activities of approximately $136,000 and $227,000 at March 31, 2004, and December 31, 2003, respectively. The accrued expenses at March 31, 2004, were related to lease payments associated with office closures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At March 31, 2004, we had an accumulated deficit of $76.6 million. We expect to continue to incur substantial research and development and selling, general and administrative costs.

Executive Summary

The following is a summary of significant items or events that have had an effect on the Company’s financial position, results of operations, and liquidity during the quarter:

•	We took several steps to improve our liquidity position, including:

•	Received a waiver of the borrowing base limitation under our $7.5 million convertible secured line of credit agreement (“LOC”) which makes the entire amount of this LOC available until December 19, 2004.

•	Entered into a $2.75 million convertible term note and used a portion of the proceeds to repay our outstanding mortgage debt

•	Laurus converted $2 million of outstanding borrowings on our line of credit into common stock

•	Demand for Wave systems and nucleic acids products declined, resulting in lower revenues and decreased margins in both segments

•	Continued to reduce our operating expenses from prior periods

•	Receivables agings deteriorated somewhat tying up funds in the accounts receivable balance.

Results of Operations Three Months Ending March 31, 2004 and 2003

Amounts in thousands	2004	2003	Change	% Change
Net Sales
Bioinstruments and Discovery Services	$4,216	$5,331	(1,115)	(21)%
Bioconsumables	2,169	1,608	561	35%

Total Biosystems Business Unit	6,385	6,939	(554)	(8)%

Chemical Building Blocks	1,565	2,492	(927)	(37)%
Specialty Oligonucleotides and Services	679	74	605	818%

Total Synthetic Nucleic Acids Business Unit	2,244	2,566	(322)	(13)%

Total Net Sales	8,629	9,505	(876)	(9)%

Cost of Goods Sold
Bioinstruments and Services	1,875	2,146	(271)	(13)%
Bioconsumables	921	755	166	22%

Total Biosystems Business Unit	2,796	2,901	(105)	(4)%

Chemical Building Blocks	1,458	1,716	(258)	(15)%
Specialty Oligonucleotides and Services	1,514	1,197	317	26%

Total Synthetic Nucleic Acids Business Unit	2,972	2,913	59	2%

Total Cost of Goods Sold	5,768	5,814	(46)	(.8)%

Selling, General and Administrative Expenses	4,245	4,608	(363)	(8)%

Research and Development Expenses	1,929	2,325	(396)	(17)%

Restructuring and Restructuring Related Charges	—	264	(264)	(100)%

Three Months Ended March 31, 2004 and 2003

Net Sales. Sales in our BioSystems operating segment decreased in the first quarter of 2004 compared to the first quarter 2003. Bioinstruments revenues were significantly lower than 2003 partially offset by increased sales in our Discovery Services. The decline in systems sales is mainly due to continued low sales volumes to our North American customer base. Increased services revenue is attributable to our focus on providing genetic variation discovery and analysis services to our pharmaceutical base of customers. We believe that our genetic variation discovery and analysis services provide us a significant opportunity to expand revenues in the future. In December 2003, we announced a discovery services agreement with Novartis Pharmaceuticals Corp. supporting the clinical development of oncology therapeutics and believe this provides a good model of the opportunity for our services offering. Bioconsumable product sales strengthened from increased WAVE related consumable usage as the installed base of WAVE Systems has increased resulting in increased consumable usage.

Sales in our Nucleic Acid operating segment continued to decreased in the first quarter of 2004 due to a decline in demand for our chemical building block products. These products are used by our biopharmaceutical and pharmaceutical customers as raw materials in DNA based drug candidates. The decrease in demand is largely attributable to the timing of completion and/or failure of Phase III clinical trials by certain of our large customers. We look for demand for these products to rebound slightly during the balance of 2004 as other customer products move through the clinical trial phases. This decrease in demand for DNA building blocks in the first quarter of 2004 was partially offset by sales of oligonucleotides generated by our start-up manufacturing facility in Boulder, Colorado. Part of our business strategy has been to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical companies diagnostic and therapeutic products. As a result we may see large variations in revenue flows for these products.

Cost of Goods Sold. Cost of goods sold remained relatively flat year to year despite the decline in our revenues. Fixed costs associated with excess manufacturing capacity in our Nucleic Acids business unit and a lower number of high margin Wave systems sold kept our cost of goods sold comparable to the first quarter of 2003. The BioSystems business unit cost of goods sold as a percentage of sales increased year over year but remained within historical ranges at approximately 44%. We expect that our Biosystems margins will fluctuate within historical ranges based upon the sales mix of systems, consumables and services. Currently our Nucleic Acid products are sold at lower margins compared to our Biosystems products. The margins in our Nucleic Acids business unit have been negatively impacted by higher manufacturing costs and excess capacity due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado. We anticipate that our cost of goods sold for our Nucleic Acid products will remain under pressure due to continued excess capacity during 2004. Overall we anticipate that our cost of goods sold as a percentage of sales will be consistent with 2003 or slightly lower as we are hopeful that demand for our Nucleic Acid products will rebound slightly. Margin improvement will depend largely on the return of product demand thereby more fully utilizing our manufacturing capacity and spreading fixed costs across a larger revenue base.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a result of our focus on expense control. Reductions in personnel and personnel related expenses and travel costs attributed to the decrease, offset by foreign currency increases. We will remain focused on controlling and reducing expenses during 2004.

Research and Development Expenses. Research and development expenses decreased as a result of our restructuring activities and focus on expense control. Approximately 60% of the total decrease was in personnel and personnel related expenses as we have reduced our employee headcount. Additionally, reductions in outside services and supplies were realized. We will remain focused on controlling and reducing expenses during 2004. We expense our research and development costs in the year in which they are incurred.

Restructuring Charges. During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. We continued to execute the plan during the first quarter of 2003 resulting in the additional charges recorded in 2003. These charges consisted of mainly employee severance costs and office closings. We did not incur further restructuring charges in the first quarter of 2004.

Income Taxes. The Company’s tax expense (benefit) relates to its operations in certain foreign countries and certain states. The tax benefit recorded in the first quarter of 2004 relates to refunds received in the United Kingdom. No further tax benefits are being recorded due to our cumulative losses expected losses and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized. Our deferred tax assets as of March 31, 2004 were $32.1 million and were offset by a valuation allowance of $32.1 million.

Liquidity and Capital Resources

Overview

The Company’s liquidity position continued to be difficult during the first quarter of 2004 due primarily to continued losses and increases in working capital components. We have been and will continue to be focused on improving accounts receivables collections and reducing inventory levels. As of March 31, 2004 and December 31, 2003 we had approximately $2.2 million and $1.2 million, respectively, in cash and cash equivalents. In addition, as of March 31, 2004, we had $316,000 in short-term investments and no short-term investments as of December 31, 2003, for total cash and short-term investments of approximately $2.5 million and $1.2 million, respectively.

The following table summarizes our short-term liquidity and sources and uses of cash, as of March 31, 2004 and December 31, 2003 and for the periods ended March 31, 2004 and 2003:

Amounts in Thousands	March 31, 2004	December 31, 2003
Short-term liquidity:
Current assets	$26,362	$24,378
Current liabilities	(12,191)	(12,248)

Net working capital	14,171	12,130

Cash and cash equivalents	2,229	1,241

Short-term investments	316	—

Available borrowings on line of credit	3,085	1,673

	For the period ended March 31, 2004	For the period ended March 31, 2003
Net cash flows:
Operating activities	$(4,003)	$(3,141)
Investing activities	584)	157
Financing activities	4,446	33
Effect of foreign currency exchange rates on cash	(39)	(339)

Net change in cash and cash equivalents	$988	$(3,290)

We expect to devote substantial capital resources to continue our research and development efforts, to support our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements for operations depend on a number of factors, including sales levels, the level of our research and development activities, market acceptance of our products and services, the resources we devote to developing and supporting our products and services and general capital expenditures. The restructuring plan developed in 2002 has reduced our operating expenses and thereby reduced the cash needed to fund our operations. Additionally, our capital budget includes expenditures for the completion of our facility expansion projects in Glasgow, Scotland, and Boulder, Colorado, and for general facility and equipment improvements. Additional expansion projects for the Glasgow and Boulder production facilities may be incurred over the next 2 to 3 years as business demand dictates. We expect our capital expenditures to decrease significantly in 2004. Currently, we expect capital expenditures for 2004 to be in the range of $1.7 million to $2.5 million, depending largely upon demand for our nucleic acid products.

In December 2003, we entered into a three year line of credit facility with Laurus. Under the terms of the agreement, we can borrow up to $7.5 million based on eligible accounts receivable and inventory balances. The agreement carries an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. This line of credit is secured by most of our assets. Payment of interest and principal can, under certain circumstances, be made with shares of our common stock at a fixed conversion price of $2.20 per share. In January and February 2004, Laurus exercised its conversion rights on the line of credit and converted $2.0 million of amounts outstanding on the line into approximately 910,000 shares of common stock of the Company. As of March 31, 2004, we had approximately $4.4 million outstanding on this line of credit. In February 2004, Laurus waived the borrowing base limitation on our line through December 12, 2004, thereby making the full $7.5 million facility available to us regardless of the available collateral.

In February 2004, we entered into a $2.75 million convertible note with Laurus, our line of credit provider. Management determined that the terms of the convertible note with Laurus were more favorable to the Company as compared to the previously announced proposed sale/leaseback transaction on our Glasgow, Scotland facility. The note carries an interest rate of prime plus 2% over the prime rate or a minimum of 6.0% and has a term of 3 years. The principal and interest on the note may be converted into common stock of the Company at a fixed conversion price of $2.61 per share. Proceeds from this transaction was used to retire the mortgage debt on the Glasgow facility, complete the build-out and consolidation of the Glasgow facility and provide funds for operations. Proceeds, net of transaction costs and amounts used to repay our existing mortgage debt on the Glasgow facility, were approximately $750,000.

As a result of our cost control measures and reduced capital expenditures, we expect our cash usage to decrease during 2004. Based upon our current projections, we expect to meet our cash needs for the remainder of 2004 from existing cash, additional cash generated from our working capital, and funds available to us under our $7.5 million credit facility. These projections assume revenue strength from our Biosystems business unit. We believe growth will result from increased consumable product offerings and an increase in demand for our instruments. These projections also assume that revenues from our Nucleic Acid business unit increase in the future. Much of the anticipated increase in the Nucleic Acid business unit revenues will come from new customers and additional business from existing customers of our Boulder, Colorado facility that began production in 2003. More specifically, our current financial and cash flow projections indicate that we expect to use approximately $1.5 million in cash to fund further operating losses and an additional $1.3 million to $2.1 million for capital expenditures. The majority of the capital expenditures will be associated with our Nucleic Acids business unit.

These projections indicate a cash need of $2.6 million to $3.4 million for the remainder of 2004. Based upon the waiver received in February 2004, an additional $3.1 million is available when calculated as the total line of credit available of $7.5 million less $4.4 million outstanding at March 31, 2004. These projections may or may not be realized based upon actual operating results and capital project requirements. Thus, during or after this period, if our existing cash balances, cash generated by our working capital, and available borrowings under credit agreements are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We are monitoring our liquidity position and are prepared to take appropriate measures, as needed, to address liquidity. Such measures may include, but are not limited to, further expense reductions, an expansion of our line of credit, asset sales and the placement of equity or debt. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us. Our failure to raise additional capital, if needed, would harm our financial condition, results of operations and our business.

Analysis of Cash Flows

During the first quarter of 2004, our major cash expenditures were the funding of our operations and capital projects. Cash and investments increased by a total of approximately $1.0 million in 2004 as compared to a decrease of approximately $3.3 million in 2003. In 2004 approximately $4.0 million was used to fund our operations and $600,000 used in investing activities offset by $3.4 million provided by advances on our line of credit and $1.0 million of additional long-term debt.

Our operating activities resulted in net outflows of approximately $4.0 million and $3.1 million in 2004 and 2003, respectively. The operating cash outflows for these periods resulted mainly from our operating losses. Significant manufacturing operations overcapacity, and significant investment in research and development and sales and marketing contributed to the operating losses.

Net cash utilized for investing activities was approximately $600,000 in 2004 compared to net cash provided by investing activities of $200,000 for 2003. The cash out flow for investing activities in 2004 is due primarily to the investment in property, plant and equipment.

Net cash provided by financing activities was approximately $4.4 million in 2004 and zero for 2003. The financing cash inflows in 2004 were the result of advances on our line of credit and additional long-term debt increase.

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations along with cash payments due in each period indicated:

	Payments Due by Period
Amounts in Thousands	2004	2005	2006	2007	2008 and Thereafter
Line of credit[1]	$4,415	$—	$—	$—	$—
Long-term debt principal payments	350	850	900	650	—
Operating lease payments	3,624	3,304	2,203	662	—

Total contractual obligations	$8,389	$4,154	$3,103	$1,312	$—

1.	See Note I to the consolidated financial statements.

Off Balance Sheet Arrangements

At March 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

For additional discussion of these critical accounting policies, see the “Management Discussion and Analysis” section of the Company’s 2003 Annual Report on Form 10-K.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Foreign Currency Rate Fluctuations

During the last three fiscal years, our international sales have represented approximately 50-65% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly-owned subsidiaries, Transgenomic, LTD., and Cruachem, LTD., whose operating currency is British Pounds Sterling and the Euro. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

Forward-looking Information

This report contains a number of “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Many of these forward-looking statements refer to our plans, objective, expectations and intentions, as well as our future financial results. You can identify these forward-looking statements by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “feels,” “seeks,” “estimates,” and similar expressions. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors would include the growth of the markets for DNA analysis technology and consumable products, the acceptance of our technology, our ability to continue to improve our products, the development of competing technologies, and our ability to protect our intellectual property rights.

Quantitative and Qualitative Disclosures About Market Risk.

In December 2003, we obtained a secured line of credit that carries a variable interest rate. This line of credit exposes us to interest rate risk. If the prime lending rate in the United States were to increase we would experience higher interest costs. Based upon our total available credit of $7.5 million, a 1% increase in the prime rate would increase our annual interest expense by approximately $75,000.

In February, we obtained a secured long-term convertible note that carries a variable interest rate. This note exposes us to interest rate risk. If the prime lending rate in the United States were to increase we would experience higher interest costs. Based upon our principal balance of $2.75 million, a 1% increase in the prime rate would increase our annual interest expense by approximately $27,500.

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

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3.1)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)

(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(10.1)	Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated August 27, 2003 (incorporated by reference to the Registrant’s Report on Form 8-K which was filed on August 29, 2003)

(10.2)	Securities Purchase Agreement by and between the Registrant and Geron Corporation dated June 2, 2003 (incorporated by reference to Exhibit 10.0 to Amendment No. 3 to Registration Statement on Form S-3 (Registration No. 333-108319) as filed on October 14, 2003)

(10.3)	Securities Purchase Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.4)	Secured Convertible Term Note by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.5)	Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.6)	Registration Rights Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004 (1)

(10.7)	Common Stock Purchase Warrant by and between the Registrant and TN Capital Equities, Ltd. dated March 1, 2004 (1)

(10.8)	Secured Convertible Minimum Borrowing Note Series B by and between the Registrant and Laurus Master Fund, Ltd. Dated December 3, 2003, as amended on April 15, 2004 (1)

(10.9)	Amendment No. 1 to the Employment Agreement effective March 1, 2000 by and between Transgenomic, Inc. and Collin D’Silva

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	This exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-114661), which was filed on April 21, 2004.

(b)	Reports on Form 8-K

The Registrant filed a Report on Form 8-K on January 16, 2004, reporting the announcement of an agreement with Nanogen Inc. to distribute one of its instruments in select Western European countries, pursuant to Items 5 and 7 of Form 8-K.

The Registrant filed a Report on Form 8-K on January 21, 2004, reporting the announcement of an agreement with SpectruMedix LLC to distribute one of its instruments in Europe, pursuant to Items 5 and 7 of Form 8-K.

The Registrant filed a Report on Form 8-K on March 1, 2004, announcing an agreement with Laurus Master Fund, Ltd., to issue a $2.75 million convertible note, and the appointment of Gregory T. Sloma to its Board of Directors, pursuant to Items 7 and 5 of Form 8-K, respectively, and furnishing an announcement of its results of operations for the quarter ended December 31, 2003 pursuant to Item 12 of Form 8-K.

The Registrant filed a Report on Form 8-K on March 22, 2004, reporting the announcement of an agreement with Regado Bioscience to manufacture two components of a therapeutic, and provide a range of related services, pursuant to Items 5 and 7 of Form 8-K.

The Registrant filed a Report on Form 8-K on March 29, 2004, reporting the announcement of the presentation by several of its customers at the American Association of Cancer Research annual meeting results in which the Company’s WAVE System has played an important role, pursuant to Items 5 and 7 of Form 8-K.

The Registrant filed a Report on Form 8-K on March 31, 2004, reporting the announcement of the resignation of Michael J. Draper as Chief Financial Officer effective March 31, 2004, and the assumption of the additional duties of the Chief Financial Officer position on an interim basis by Mitchell L. Murphy effective April 1, 2004, pursuant to Item 5 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: May 17, 2004	By:	/s/ MITCHEL L MURPHY
Interim Chief Financial Officer (authorized officer and principal financial officer)