Form 10-Q
period 2004-06-30
TRANSGENOMIC INC
filed 2004-08-16
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934,    Yes  ☐    No  ☒

As of August 13, 2004, the number of shares of common stock outstanding was 29,070,651.

TRANSGENOMIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Transgenomic, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$656	$1,241
Short-term investments	1,405	—
Accounts receivable—net	11,273	10,877
Inventories	11,129	10,584
Prepaid expenses and other current assets	1,992	1,676

Total current assets	26,455	24,378
Property and Equipment
Land and buildings	2,276	2,239
Equipment	19,548	20,362
Furniture and fixtures	9,101	9,054

Total property and equipment	30,925	31,655
Less: accumulated depreciation	15,066	12,951

Net property and equipment	15,859	18,704
Goodwill	638	10,503
Intangible and other assets	3,356	3,721

Total assets	$46,308	$57,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,667	$3,580
Other accrued expenses	4,559	3,874
Accrued compensation	887	959
Line of credit	5,487	2,142
Current portion of long-term debt	750	1,693

Total current liabilities	15,350	12,248
Long Term Liabilities
Long-term debt	1,862	—

Total liabilities	17,212	12,248
Stockholders’ Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 29,070,651 and 28,119,122 issued in 2004 and 2003, respectively	296	286
Additional paid-in capital	118,940	115,904
Accumulated other comprehensive income (loss)	1,581	1,597
Accumulated deficit	(91,721)	(72,729)

Total stockholders’ equity	29,096	45,058

Total liabilities and stockholders’ equity	$46,308	$57,306

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$9,011	$8,481	$17,640	$17,986
Cost of goods sold	5,858	5,925	11,627	11,739

Gross profit	3,153	2,556	6,013	6,247
Operating expenses:
Selling, general and administrative	4,268	4,265	8,513	8,908
Research and development	1,672	2,362	3,601	4,688
Impairment charges (Note E)	11,964	—	11,964	—
Restructuring charges (Note J)	—	474	—	738

	17,904	7,101	24,078	14,334
Loss from operations	(14,751)	(4,545)	(18,065)	(8,087)
Other income (expense):
Interest and investment income (loss)	—	12	(26)	46
Interest and financing expense	(346)	(51)	(935)	(93)
Other income (expense), net	(33)	(76)	(61)	(109)

	(379)	(115)	(1,022)	(156)
Loss before income taxes	(15,130)	(4,660)	(19,087)	(8,243)
Current income tax expense (benefit)	2	10	(95)	24

Net loss	$(15,132)	$(4,670)	$(18,992)	$(8,267)

Basic and diluted weighted average shares outstanding	29,053,226	23,540,979	28,887,334	23,529,858
Net loss per common share—basic and diluted	$(0.52)	$(0.20)	$(0.66)	$(0.35)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net loss	$(18,992)	$(8,267)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,102	1,762
Impairment charges (Note E)	11,964	—
Non-cash restructuring and restructuring related charges	—	364
Non-cash financing charges	622	—
Non-cash compensation expense	—	85
Loss on sale of available for sale securities	27	—
Changes in operating assets and liabilities:
Accounts receivable	(1,926)	995
Inventories	(422)	326
Prepaid expenses and other current assets	(362)	(188)
Accounts payable	61	(522)
Accrued expenses and other current liabilities	(334)	(1,304)

Net cash flows from operating activities	(7,260)	(6,749)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,133)	(4,886)
Proceeds from the maturities and sale of available for sale securities	932	3,612
Change in other assets	307	147

Net cash flows from investing activities	106	(1,127)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	45	75
Proceeds from long-term debt	2,750	—
Payment of long-term debt	(1,729)	—
Line of credit	5,586	1,337

Net cash flows from financing activities	6,652	1,412
Effect of foreign currency exchange rates on cash	(83)	(226)

Net change in cash and cash equivalents	(585)	(6,690)
Cash and cash equivalents at beginning of period	1,241	9,735

Cash and cash equivalents at end of period	$656	$3,045

The accompanying notes are an integral part of these financial statements.

A. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2003, that are included in the Company’s Annual Report on Form 10-K.

Revenue Recognition.

Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed automated instrument systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period.

During the first quarter of 2004, the Company recognized approximately $196,000 of product sales under bill-and-hold arrangements. Under these arrangements, the customer had accepted title and risk of ownership to the product, but had requested that the Company store the product on behalf of the customer, in a rented freezer, until the second quarter of 2004.

During the second quarter of 2004, the Company recognized approximately $450,000 of product sales under bill-and-hold arrangements. Under these arrangements, the customer had accepted title and risk of ownership to the product, but had requested that the Company store the product on behalf of the customer, in a rented freezer, until the third quarter of 2004.

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Loss:
As reported	$(15,132)	$(4,670)	$(18,992)	$(8,267)
Pro forma	$(15,353)	$(5,211)	$(19,476)	$(9,187)
Basic and Diluted Loss Per Share:
As reported	$(0.52)	$(0.20)	$(0.66)	$(0.35)
Pro forma	$(0.53)	$(0.22)	$(0.68)	$(0.39)

B. INVESTMENTS

As of December 31, 2003, the Company had no available-for-sale securities. The amortized cost of available-for-sale securities and their approximate fair values as of June 30, 2004, were as follows:

June 30, 2004	Amortized	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate common stock	$1,577	$—	$172	$1,405

Total securities available-for-sale	$1,577	$—	$172	$1,405

In January and March 2004, the Company entered into addendums to an existing supply agreement with Geron Corporation. The addendums allowed Geron to pay for products being manufactured by the Company under the addendum with Geron common stock. As a result, in January 2004 Geron issued 85,885 shares of common stock, valued at $959,000, to the Company as a prepayment for products. On February 12, 2004 the company sold these shares for $932,000 resulting in a loss of $27,000, which is reflected in the current earnings and cash flow from operations. In March 2004, Geron issued 33,662 shares of common stock, valued at $289,000, to the Company as a prepayment for products. In April, Geron issued 140,872 shares of common stock valued at $1,288,000, to the Company as payment and prepayment for product. These shares are being accounted for as available for sale securities.

C. INVENTORIES

At June 30, 2004, and December 31, 2003, inventories consisted of the following:

	June 30, 2004	December 31, 2003
Finished goods	$3,712	$5,319
Raw materials and work in progress	7,054	5,074
Demonstration inventory	363	191

	$11,129	$10,584

D. OTHER ASSETS

At June 30, 2004, and December 31, 2003, finite lived intangible assets and other assets consisted of the following:

		June 30, 2004			December 31, 2003
	Useful Lives in Years	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized software	3	$2,132	$1,114	$1,018	$2,132	$758	$1,374
Intellectual property	5-20	765	207	558	765	165	600
Patents	17-5	1,067	182	885	1,035	170	865
Deferred financing costs	3	576	76	500	409	—	409
Other	3-7	562	167	395	656	183	473

Total		$5,102	$1,746	$3,356	$4,997	$1,276	$3,721

Amortization expense for intangible assets was $243,000 and $200,000 during the three months ended June 30, 2004 and 2003, respectively, and $486,000 and $418,000 during the six months ended June 30, 2004, and 2003, respectively. The Company expects amortization expense for intangible assets to be approximately $588,000 for the remainder of 2004, $1,022,000 in 2005, $367,000 in 2006, $377,000 in 2007, $77,000 in 2008, $104,000 in 2009 and $104,000 in 2010.

E. GOODWILL

At June 30, 2004, and December 31, 2003, goodwill by operating segment consisted of the following:

	BioSystems operating segment	Nucleic Acids operating segment	Total
Net balance December 31, 2003	$638	$9,865	$10,503
Impairment charges	—	(9,865)	(9,865)

Net balance June 30, 2004	$638	$—	$638

During the three months ended March 31, 2004, the Company’s Board of Directors directed management to explore strategic alternatives for the Nucleic Acids operating segment. The ongoing process has included significant due diligence by management, its advisors and prospective independent buyers and other interested parties.

Based upon information obtained through this process during the three months ended June 30, 2004, management determined that it was more likely than not that the assets of the Nucleic Acids business were impaired. Accordingly, the Company engaged an external valuation firm to assist with the completion of a mid-year impairment test. As a result, the Company recorded a non-cash charge of $11,964,387 related to its Nucleic Acids segment during the three months ended June 30, 2004. The charge consisted of $9,864,387 related to the impairment of goodwill and $2,100,000 related to the impairment of property and equipment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(15,132)	$(4,670)	$(18,992)	$(8,267)
Unrealized gain on available for sale securities	(199)	—	(172)	—
Currency translation adjustments	(190)	746	156	168

Total comprehensive loss	$(15,521)	$(3,924)	$(19,008)	$(8,099)

Stock Options. During the six months ended June 30, 2004, the Company granted 360,000 options with an exercise price of $1.32 to $2.57 per share. The following table summarizes activity under the 1997 Stock Option Plan during the six months ended June 30, 2004.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2003	5,692,916	$5.37
Granted	360,000	$1.74
Exercised	—	—
Canceled	(234,132)	$5.78

Balance at June 30, 2004	5,818,784	$5.13

Exercisable at June 30, 2004	4,201,317	$5.74

The weighted average fair value of options granted during the first six months of 2004 was $1.34 per share. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first six months of 2004: no common stock dividends; risk-free interest rates of 4.14% to 4.79%; 85% volatility; and an expected option life of 3 years. At June 30, 2004, the weighted average remaining contractual life of options outstanding was 6.1 years.

G. COMMITMENTS AND CONTINGENCIES

Subsequent to June 30, 2004, the Company received notification of a lawsuit from a prospective distributor located in Spain. The plaintiff claims breach of promise associated with negotiations for a geographic-specific distributorship and are seeking monetary relief of approximately $500,000.

The Company is subject to a number of other claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

H. INCOME TAXES

The Company’s tax expense (benefit) relates to its operations in certain foreign countries and certain states. The tax benefit recorded in the second quarter of 2004 relates to payments in the United Kingdom. Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the six months ended June 30, 2004, based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of June 30, 2004, and December 31, 2003, the Company’s deferred tax assets were offset by a valuation allowance of approximately $38.0 million and $30.6 million, respectively.

I. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

The following is information for net sales and operating income (loss) by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales
BioSystems	$6,563	$6,660	$12,948	$13,599
Nucleic Acids	2,448	1,821	4,692	4,387

Total	$9,011	$8,481	$17,640	$17,986

(Loss) from Operations
BioSystems	$(158)	$(625)	$(675)	$(1,288)
Nucleic Acids, including impairment charges of $11,964 in 2004 (Note E)	(13,178)	(1,871)	(14,561)	(2,757)
Corporate	(1,415)	(2,049)	(2,829)	(4,042)

Total	$(14,751)	$(4,545)	$(18,065)	$(8,087)

J. LINE OF CREDIT AND LONG-TERM DEBT

In December 2003, the Company entered into a new, $7.5 million line of credit facility with Laurus Master Fund, Ltd. (“Laurus”). The term of the agreement is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. This line of credit is secured by most of the Company’s assets. Payment of interest and principal can, under certain circumstances, be made with shares of the Company’s common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. The Company may elect to convert only if its shares trade at a price exceeding $2.42 per share for ten consecutive trading days and such conversion is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of the Company’s common stock. In connection with the line of credit facility, the Company issued warrants to Laurus to acquire 550,000 shares of its common stock at exercise prices that exceed the average trading price of the Company’s common stock over the ten trading days prior to execution of the new line of credit.

In February 2004, the Company entered into a separate $2.75 million convertible note with Laurus. The note carries an interest rate of 2.0% over the prime rate or a minimum of 6.0% and has a term of 3 years. The principal and interest on the note may be converted into common stock of the Company at a fixed conversion price of $2.61 per share. In connection with this agreement, the Company issued warrants to Laurus to acquire 125,000 shares of its common stock at exercise prices that exceed the average trading price of the Company’s common stock over the ten trading days prior to the execution of the note. Portions of the proceeds from this transaction were used to retire the mortgage debt on the Company’s Glasgow facility. The remaining proceeds of approximately $750,000 were used to further the build-out of the Glasgow facility, complete the consolidation of operations into the new facility and provide funds for operations.

Certain features of the line of credit facility and convertible note require the Company to separately account for the value of certain amounts related to the warrants issued and the conversion feature of the facility. Specifically, Emerging Issues Task Force (“EITF”) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, requires the Company to separately value the warrants issued and the “beneficial conversion premium” related to these agreements. Any borrowings under the line of credit facility may result in additional beneficial conversion premiums. The value of the warrants and the beneficial conversion premium have been recorded on the balance sheet as a debt discount and an increase to additional paid in capital. The debt discount recorded for these items will be amortized as expense to the income statement over the term of the facility or as the warrants are exercised or the debt is converted into common stock thereby increasing the effective interest rate on these agreements.

In February 2004, Laurus waived the borrowing base limitation on the Company’s line of credit, thereby making the full $7.5 million facility available to the Company regardless of the available collateral. The waiver will expire on December 19, 2004. As of June 30, 2004, the Company had approximately $6.6 million outstanding on this line of credit facility. In January and February 2004, Laurus exercised its conversion rights on the line of credit and converted $2.0 million of amounts outstanding on the line into approximately 910,000 shares of common stock of the Company. In connection with the conversion of $2.0 million of debt incurred under the line of credit facility in January and February 2004, the Company has accelerated the amortization of approximately $539,000 of the beneficial conversion premium.

The following table details the components of the Company’s line of credit and long-term debt as of June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
Line of Credit	$6,578	$2,992
Less:
Debt discount - warrants	637	370
Debt discount - beneficial conversion premium	454	480

	5,487	2,142

Long-term debt

Convertible debt	2,750	—
Mortgage debt	—	1,693
Less:
Debt discount - warrants	78	—
Debt discount - beneficial conversion premium	60	—
Current portion	750	1,693

	$1,862	$—

K. CORPORATE RESTRUCTURING

The Company has historically experienced net losses and negative cash flows from operations. As a result, during the fourth quarter of 2002, management formulated a restructuring plan designed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, and termination of collaborations and write-offs of abandoned intellectual property. A significant portion of the plan was executed in the fourth quarter of 2002 resulting in the recording of $3.3 million in restructuring charges. The Company had accrued expenses and other liabilities associated with the restructuring activities of approximately $59,000 and $227,000 at June 30, 2004, and December 31, 2003, respectively. The accrued expenses at June 30, 2004, were related to lease payments associated with office closures.

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

The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. This segment’s products are based upon separations chemistries and enzymology. Specifically, this segment’s main products are the WAVE System, related bioconsumables and research services. Since the WAVE System product introduction in 1997, we have sold over 1,100 instruments to customers in over 30 countries.

The Nucleic Acids operating segment generates revenue from the sale of products and services based upon nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segment’s main products are nucleic acid building blocks or phosphoramidites, oligonucleotides, fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs. At June 30, 2004, we had an accumulated deficit of $91.7 million. We expect to continue to incur substantial research and development and selling, general and administrative costs.

Executive Summary

The following is a summary of significant items or events that have had an effect on the Company’s financial position, results of operations, and liquidity during the quarter:

•	Our Nucleic Acids operating segment generated sequential revenue growth for the third consecutive quarter. However, current levels of revenue still underutilize our manufacturing facilities and the unit continued to generate significant negative gross profits and losses from operations during the three and six months ended June 30, 2004. While we believe the long-term prospects for this unit are favorable, after considering, among other things, the historical financial results of this division and the more near-term outlook for the Nucleic Acids industry, during March 2004 the Board of Directors directed management to explore strategic alternatives for this operating segment. The ongoing process has included significant due diligence by us, our advisors and prospective independent buyers and other interested parties.

Based upon information obtained through this process during the three months ended June 30, 2004, we determined that it was more likely than not that the assets of the Nucleic Acids business were impaired. Accordingly, we engaged an external valuation firm to assist with the completion of a mid-year impairment test. As a result, we recorded a non-cash charge of $11,964,387 related to our Nucleic Acids segment during the three months ended June 30, 2004. The charge consisted of $9,864,387 related to the impairment of goodwill and $2,100,000 related to the impairment of property and equipment.

•	Our BioSystems operating segment generated sequential revenue growth for the third consecutive quarter, although total sales in this segment continued at levels below the same period of 2003. However, our installed base of WAVE Systems continues to expand, and second quarter consumables revenues represented a 17% increase over the comparable quarter of 2003. We continue to work diligently to expand instrument and consumables sales through expansion of our product offering which recently included a new version of our WAVE platform, the WAVE MD Model 4000, which we believe will aid in expansion of our installed base and entry into new market segments.

•	Our liquidity and working capital positions deteriorated during the quarter predominantly due to operating losses, particularly in our Nucleic Acids operating segment, increased investments in accounts receivable, short-term investments, inventory, and to a lesser extent, purchases of property and equipment. These operating losses and investments were funded primarily by our credit facility.

In addition to the efforts described above related to the Nucleic Acids operating segment, we are currently assessing multiple options to enhance liquidity and working capital. Among other things, we have adopted a process to improve the collection of receivables, we are evaluating alternatives to continue to reduce operating expenses, and we are exploring additional capital sources.

•	We have achieved sequential and year-over-year reduction in operating expenses, excluding the non-cash impairment charges.

Results of Operations Three Months Ending June 30, 2004 and 2003

Amounts in thousands	2004	2003	Change	% Change
Net Sales
Bioinstruments and Discovery Services	$4,504	$4,904	$(400)	(8)%
Bioconsumables	2,059	1,767	292	17%

Total BioSystems Business Unit	6,563	6,671	(108)	(2)%
Chemical Building Blocks	1,740	1,550	190	12%
Specialty Oligonucleotides and Services	708	260	448	172%

Total Synthetic Nucleic Acids Business Unit	2,448	1,810	638	35%
Total Net Sales	9,011	8,481	530	6%
Cost of Goods Sold
Bioinstruments and Services	1,983	1,948	35	2%
Bioconsumables	982	982	—	0%

Total BioSystems Business Unit	2,965	2,930	35	1%
Chemical Building Blocks	1,335	1,694	(359)	(21)%
Specialty Oligonucleotides and Services	1,558	1,301	257	20%

Total Synthetic Nucleic Acids Business Unit	2,893	2,995	(102)	(3)%
Total Cost of Goods Sold	5,858	5,925	(67)	(1)%
Selling, General and Administrative Expenses	4,268	4,265	3	—
Research and Development Expenses	1,672	2,362	(690)	(29)%
Impairment Charges	11,964	—	11,964	100%
Restructuring and Restructuring Related Charges	—	474	(474)	(100)%

Net Sales. Sales in our BioSystems operating segment decreased in the second quarter of 2004 compared to the second quarter 2003. Bioinstruments revenues were significantly lower than 2003, but this decrease was partially offset by increased sales in our Discovery Services. The decline in systems sales is mainly due to weak demand from our North American customer base. Increased services revenue is attributable to our activities focused on providing genetic variation discovery and analysis services to a pharmaceutical base of customers. We believe that our genetic variation discovery and analysis services provide an ongoing revenue opportunity. A discovery service agreement with Novartis Pharmaceuticals Corp. supporting the clinical development of oncology therapeutics has provided a template to utilize for our services offering. Bioconsumable product sales strengthened as the installed base of WAVE Systems has increased, resulting in increased consumable usage.

Sales in our Nucleic Acid operating segment increased in the second quarter of 2004 due to an increased demand for our specialty chemical phosphor amidates. These products are used by one of our major customers as raw materials in DNA based drug candidates. Increased demand for oligonucleotides manufactured by our start-up manufacturing facility in Boulder, Colorado, resulted in additional sales increases. Part of our business strategy has been to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical company’s diagnostic and therapeutic products. As a result we may see large variations in revenue flows for these products.

Cost of Goods Sold. Cost of goods sold remained relatively flat year to year despite the increase in our revenues. Fixed costs associated with excess manufacturing capacity in our Nucleic Acids business unit and a lower number of high margin WAVE Systems sold kept our cost of goods sold comparable to the second quarter of 2003. The BioSystems business unit cost of goods sold as a percentage of sales increased year over year but remained within historical ranges at approximately 44%. We expect that our BioSystems margins will fluctuate within historical ranges based upon the sales mix of systems, consumables and services. Currently our Nucleic Acid products are sold at lower margins compared to our BioSystems products. The margins in our Nucleic Acids business unit have been negatively impacted by higher manufacturing costs and excess capacity due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado. We anticipate that our cost of goods sold for our Nucleic Acid products will remain under pressure due to continued excess capacity during 2004. Overall we anticipate that our cost of goods sold as a percentage of sales will be consistent with 2003 or slightly lower as we are hopeful that demand for our Nucleic Acid products will rebound slightly. Margin improvement will depend largely on the return of product demand thereby more fully utilizing our manufacturing capacity and spreading fixed costs across a larger revenue base.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained comparable to the second quarter of 2003. Reductions in personnel and personnel related expenses and travel costs decreased but were offset by foreign currency increases. We will remain focused on controlling and reducing expenses during 2004.

Research and Development Expenses. Research and development expenses decreased as a result of our restructuring activities and focus on expense control. Approximately 68% of the total decrease was in personnel and personnel related expenses as we have reduced our employee headcount. Additionally, reductions in outside services and supplies were realized. We will remain focused on controlling and reducing expenses during 2004.

Goodwill and Asset Impairment Charges: During the three months ended March 31, 2004, our Board of Directors directed us to explore strategic alternatives for the Nucleic Acids operating segment. The ongoing process has included significant due diligence by us, our advisors and prospective independent buyers and other interested parties.

Based upon information obtained through this process during the three months ended June 30, 2004, we determined that it was more likely than not that the assets of the Nucleic Acids business were impaired. Accordingly, we engaged an external valuation firm to assist with the completion of a mid-year impairment test. As a result, we recorded a non-cash charge of $11,964,387 related to its Nucleic Acids segment during the three months ended June 30, 2004. The charge consisted of $9,864,387 related to the impairment of goodwill and $2,100,000 related to the impairment of property and equipment.

Restructuring Charges. During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. We continued to execute the plan during the second quarter of 2003 resulting in the additional charges recorded in 2003. These charges consisted of mainly employee severance costs and office closings. We did not incur restructuring charges in the second quarter of 2004.

Income Taxes. The Company’s tax expense (benefit) relates to its operations in certain foreign countries and certain states. The tax benefit recorded in the second quarter of 2004 relates to payments in the United Kingdom. No further tax benefits are being recorded due to our cumulative losses, expected losses and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate taxable income in future years and it is determined that such valuation allowance is no longer required; the tax benefit of the remaining deferred tax assets will be recognized. Our deferred tax assets as of June 30, 2004 were $38.0 million and were offset by a valuation allowance of $38.0 million.

Results of Operations Six Months Ending June 30, 2004 and 2003

Amounts in thousands	2004	2003	Change	% Change
Net Sales
Bioinstruments and Discovery Services	$8,719	$10,236	(1,517)	(15)%
Bioconsumables	4,229	3,363	866	26%

Total BioSystems Business Unit	12,948	13,599	(661)	(5)%
Chemical Building Blocks	3,308	4,013	(705)	(18)%
Specialty Oligonucleotides and Services	1,384	374	1,010	270%

Total Synthetic Nucleic Acids Business Unit	4,692	4,387	305	7%
Total Net Sales	17,640	17,986	(346)	(2)%
Cost of Goods Sold
Bioinstruments and Services	3,858	4,094	(236)	(6)%
Bioconsumables	1,903	1,737	166	10%

Total BioSystems Business Unit	5,761	5,831	(70)	(1)%
Chemical Building Blocks	2,794	3,466	(672)	(19)%
Specialty Oligonucleotides and Services	3,072	2,442	630	26%

Total Synthetic Nucleic Acids Business Unit	5,866	5,908	(42)	(1)%
Total Cost of Goods Sold	11,627	11,739	(112)	(1)%
Selling, General and Administrative Expenses	8,513	8,908	(395)	(4)%
Research and Development Expenses	3,601	4,688	(1,087)	(23)%
Impairment Charges	11,964	—	11,964	100%
Restructuring and Restructuring Related Charges	—	738	(738)	(100)%

Net Sales. Sales in our BioSystems operating segment decreased in 2004 compared to 2003. Bioinstruments revenues were significantly lower than 2003, but this decrease was partially offset by increased sales in our Discovery Services. The decline in systems sales is mainly due to weak demand from our North American customer base. Increased services revenue is attributable to our activities focused on providing genetic variation discovery and analysis services to a pharmaceutical base of customers. We believe that our genetic variation discovery and analysis services provide an ongoing revenue opportunity. A discovery service agreement with Novartis Pharmaceuticals Corp. supporting the clinical development of oncology therapeutics has provided a template to utilize for our services offering. Bioconsumable product sales strengthened as the installed base of WAVE Systems has increased, resulting in increased consumable usage.

Sales in our Nucleic Acid operating segment increased in the first six months of 2004 due to an increased demand for our specialty chemical phosphoramidates. These products are used by one of our major customers as raw materials in DNA-based drug candidates. Increased demand for oligonucleotides manufactured by our start-up manufacturing facility in Boulder, Colorado, resulted in additional sales increases. Part of our business strategy has been to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical company’s diagnostic and therapeutic products. As a result we may see large variations in revenue flows for these products.

Cost of Goods Sold. Cost of goods sold declined year to year consistent with the decline in our revenues. Fixed costs associated with excess manufacturing capacity in our Nucleic Acids business unit and a lower number of high margin WAVE Systems sold kept our cost of goods sold comparable to 2003. The BioSystems business unit cost of goods sold as a percentage of sales increased year over year but remained within historical ranges at approximately 44%. We expect that our BioSystems margins will fluctuate within historical ranges based upon the sales mix of systems, consumables and services. Currently, our Nucleic Acid products are sold at lower margins compared to our BioSystems products. The margins in our Nucleic Acids business unit have been negatively impacted by higher manufacturing costs and excess capacity due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado. We anticipate that our cost of goods sold for our Nucleic Acid products will remain under pressure due to continued excess capacity during 2004. Overall, we anticipate that our cost of goods sold as a percentage of sales will be consistent with 2003 or slightly lower as we are hopeful that demand for our Nucleic Acid products will rebound slightly. Margin improvement will depend largely on the return of product demand thereby more fully utilizing our manufacturing capacity and spreading fixed costs across a larger revenue base.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a result of our focus on expense control. Reductions in personnel and personnel related expenses and travel costs attributed to the decrease, partially offset by foreign currency increases. We will remain focused on controlling and reducing expenses during 2004.

Research and Development Expenses. Research and development expenses decreased as a result of our restructuring activities and focus on expense control. Approximately 65% of the total decrease was in personnel and personnel related expenses as we have reduced our employee headcount. Additionally, reductions in outside services and supplies were realized. We will remain focused on controlling and reducing expenses during 2004.

Goodwill and Asset Impairment Charges: During the three months ended March 31, 2004, our Board of Directors directed us to explore strategic alternatives for the Nucleic Acids operating segment. The ongoing process has included significant due diligence by us, our advisors and prospective independent buyers and other interested parties.

Based upon information obtained through this process during the three months ended June 30, 2004, we determined that it was more likely than not that the assets of the Nucleic Acids business were impaired. Accordingly, we engaged an external valuation firm to assist with the completion of a mid-year impairment test. As a result, we recorded a non-cash charge of $11,964,387 related to its Nucleic Acids segment during the three months ended June 30, 2004. The charge consisted of $9,864,387 related to the impairment of goodwill and $2,100,000 related to the impairment of property and equipment.

Restructuring Charges. During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. We continued to execute the plan during the first quarter of 2003 resulting in the additional charges recorded in 2003. These charges consisted of mainly employee severance costs and office closings. We have not incurred any restructuring charges in 2004.

Income Taxes. The Company’s tax expense (benefit) relates to its operations in certain foreign countries and certain states. The tax benefit recorded in 2004 relates to refunds received in the United Kingdom. No further tax benefits are being recorded due to our cumulative losses, expected losses and the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized. Our deferred tax assets as of June 30, 2004 were $38.0 million and were offset by a valuation allowance of $38.0 million.

Liquidity and Capital Resources

Overview

Our liquidity and working capital positions deteriorated during the quarter due predominantly to operating losses, particularly in our Nucleic Acids operating segment, increased investments in accounts receivable, short-term investments, inventory, and to a lesser extent, purchases of property and equipment. These operating losses and investments were funded primarily by our credit facility.

While we expect to meet our cash needs for the remainder of 2004, it is essential that we eliminate or significantly reduce the operating losses in our Nucleic Acids operating segment. As previously mentioned, we are exploring strategic alternatives for this operating segment, which include but are not limited to, the sale of all or a portion of this business. To further enhance our liquidity and working capital position, we have or are developing i) processes to accelerate the collection of past-due (predominately international) receivables; ii) alternatives for reducing or delaying operating expenses and capital expenditures; and iii) additional sources of capital.

As of June 30, 2004 and December 31, 2003, we had approximately $656,000 and $1.2 million, respectively, in cash and cash equivalents. In addition, we had $1.4 million in short-term investments as of June 30, 2004 and no short-term investments as of December 31, 2003, for total cash and short-term investments of approximately $2.1 million and $1.2 million, as of June 30, 2004 and December 31, 2003, respectively.

The following table summarizes our short-term liquidity and sources and uses of cash as of June 30, 2004 and December 31, 2003 and for the periods ended June 30, 2004 and 2003:

Amounts in Thousands	June 30, 2004	December 31, 2003
Short-term liquidity:
Current assets	$26,455	$24,378
Current liabilities	(15,350)	(12,248)

Net working capital	11,105	12,130

Cash and cash equivalents	656	1,241

Short-term investments	1,405	—

Available borrowings on line of credit	923	1,673

	For the period ended June 30, 2004	For the period ended June 30, 2003
Net cash flows:
Operating activities	$(7,260)	$(6,749)
Investing activities	106	(1,127)
Financing activities	6,652	1,412
Effect of foreign currency exchange rates on cash	(83)	(226)

Net change in cash and cash equivalents	$(585)	$(6,690)

We expect to devote substantial capital resources to continue our research and development efforts, to support our marketing and sales and customer support activities, and for other general corporate activities. Our capital requirements for operations depend on a number of factors, including sales of product and services, amounts paid for research and development activities, resources we devote to developing and supporting our products and services and general capital expenditures.

In December 2003, we entered into a three-year line of credit facility with Laurus. Under the terms of the agreement, we can borrow up to $7.5 million based on eligible accounts receivable and inventory balances. The agreement carries an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. This line of credit is secured by most of our assets. Payment of interest and principal can, under certain circumstances, be made with shares of our common stock at a fixed conversion price of $2.20 per share. In January and February 2004, Laurus exercised its conversion rights on the line of credit and converted $2.0 million of amounts outstanding on the line into approximately 910,000 shares of common stock of the Company. In February 2004, Laurus waived the borrowing base limitation on our line through December 19, 2004, thereby making the full $7.5 million facility available to us regardless of the available collateral. As of August 13, 2004, we had approximately $2.3 million available under this facility.

In February 2004, we entered into a $2.75 million convertible note with Laurus, our line of credit provider. Management determined that the terms of the convertible note with Laurus were more favorable to the Company as compared to the previously announced proposed sale/leaseback transaction on our Glasgow, Scotland facility. The note carries an interest rate of prime plus 2% over the prime rate or a minimum of 6.0% and has a term of 3 years. The principal and interest on the note may be converted into common stock of the Company at a fixed conversion price of $2.61 per share. Proceeds from this transaction were used to retire the mortgage debt on the Glasgow facility, further the build-out and consolidation of the Glasgow facility and provide funds for operations. Proceeds, net of transaction costs and amounts used to repay our existing mortgage debt on the Glasgow facility, were approximately $750,000.

Based upon our current projections, we expect to meet our cash needs for the remainder of 2004 from existing cash, additional cash generated from our working capital, and funds available to us under our $7.5 million credit facility plus additional capital resulting from one or more of the strategic alternatives related to the Nucleic Acids operating segment. These projections may or may not be realized based upon actual operating results and capital project requirements. Thus, during or after this period, if our existing cash balances, cash generated by our working capital, available borrowings under credit agreements and other available capital are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities, or obtain additional credit arrangements. We are monitoring our liquidity position and are prepared to take appropriate measures, as needed, to address liquidity. Such measures may include, but are not limited to, further expense reductions, an expansion of our line of credit, asset sales and the placement of equity or debt. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us. Our failure to raise additional capital, if needed, would harm our financial condition, results of operations and our business.

Analysis of Cash Flows

Cash flows used in operating activities totaled $7.3 million during the six months ended June 30, 2004 compared to $6.7 million during the comparable period of 2003. The use during 2004 is largely attributable to operating losses particularly in our Nucleic Acids business segment and a net investment in working capital.

Cash flows from investing activities totaled $106,000 during the six months ended June 30, 2004 compared to cash flows used in investing activities of $1.1 million during the comparable period of 2003. The investing cash flows generated in 2004 were from the sale of short-term investments and reductions in other assets that were offset by purchases of property and equipment.

Cash flows from financing activities totaled $6.7 million during the six months ended June 30, 2004 compared to $1.4 million during the comparable period of 2003. The cash from financing activities in 2004 relate primarily to draws on our Laurus credit facility and proceeds from the separate convertible note with Laurus.

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations along with cash payments due in each period indicated:

	Payments Due by Period
Amounts in Thousands	2004	2005	2006	2007	2008 and Thereafter
Line of credit[1]	$6,578	$—	$—	$—	$—
Long-term debt principal payments	350	850	900	650	—
Operating lease payments	3,624	3,304	2,203	662	—

Total contractual obligations	$10,552	$4,154	$3,103	$1,312	$—

1.	See Note I to the consolidated financial statements.

Off Balance Sheet Arrangements

At June 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign Currency Rate Fluctuations

During the last three years, our international sales have represented approximately 50-65% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly owned subsidiaries, Transgenomic, LTD., and Cruachem, LTD., whose operating currency is British Pounds Sterling and the Euro. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such management feels we do not have a material exposure to foreign currency rate fluctuations at this time.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Subsequent to June 30, 2004, the Company received notification of a lawsuit from a prospective distributor located in Spain. The plaintiff claims breach of promise associated with negotiations for a geographic-specific distributorship and are seeking monetary relief of approximately $500,000.

The Company is subject to a number of other claims for various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company made no repurchases of its common stock during the three and six months ended June 30, 2004; therefore, tabular disclosure is not presented.

Item 4. Submission of Matters to a Vote of Security Holders

(a).	The Company held its Annual Meeting of Stockholders on May 19, 2004, in New York, New York. The inspector of election issued his certified final report on May 19, 2004, for the election of directors voted upon at such Annual Meeting.

(b).	Not applicable.

(c).	The proposals voted upon at the Annual Meeting were for the election of three individuals as directors and the ratification of independent auditors for the year ending December 31, 2004. The results of the voting were as follows:

Proposal 1 - Election of Directors:

Nominees	Votes For	Votes Withheld	Broker Non Votes
For terms to expire in 2007:
Collin J. D’Silva	19,633,987	1,893,335	0
Parag Saxena	21,378,716	148,606	0
For terms to expire in 2005:
Gregory T. Sloma	21,326,419	200,903	0

Proposal 2 - Ratification of the appointment of Deloitte & Touche LLP as the Registrant’s independent auditors for the year ending December 31, 2004:

Votes For	Votes Against	Votes Abstained	Broker Non Votes
21,286,893	210,429	30,000	0

(d).	Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3.1)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)

(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(10.1)	Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated August 27, 2003 (incorporated by reference to the Registrant’s Report on Form 8-K which was filed on August 29, 2003)

(10.2)	Securities Purchase Agreement by and between the Registrant and Geron Corporation dated June 2, 2003 (incorporated by reference to Exhibit 10.0 to Amendment No. 3 to Registration Statement on Form S-3 (Registration No. 333-108319) as filed on October 14, 2003)

(10.3)	Securities Purchase Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.4)	Secured Convertible Term Note by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.5)	Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.6)	Registration Rights Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004 (1)

(10.7)	Common Stock Purchase Warrant by and between the Registrant and TN Capital Equities, Ltd. dated March 1, 2004 (1)

(10.8)	Secured Convertible Minimum Borrowing Note Series B by and between the Registrant and Laurus Master Fund, Ltd. Dated December 3, 2003, as amended on April 15, 2004 (1)

(10.9)	Amendment No. 1 to the Employment Agreement effective March 1, 2000 by and between Transgenomic, Inc. and Collin D’Silva (incorporate by reference to the Registrant’s Quarterly Report on Form 10-Q which was filed on May 17, 2004)

(10.10)	Engagement Agreement by and between the Registrant and Goldsmith, Agio, Helms Securities, Inc. dated March 19, 2004 (2)

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	This exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-114661), which was filed on April 21, 2004.
(2)	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.

(b)	Reports on Form 8-K

The Registrant filed a Report on Form 8-K on April 28, 2004, reporting the announcement of an agreement to provide additional quantities of modified nucleic acid building block compounds to Geron Corporation under terms of multiple new addendums to an existing Master Supply Agreement, pursuant to Item 5 of Form 8-K.

The Registrant furnished a Report on Form 8-K on May 11, 2004, reporting the announcement of its results of operations for the quarter ended March 31, 2004, pursuant to Item 9 of Form 8-K.

The Registrant furnished a Report on Form 8-K on August 13, 2004, reporting the announcement of its results of operations for the quarter ended June 30, 2004, pursuant to Item 9 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: August 16, 2004	By:	/s/ MITCHELL L. MURPHY
Interim Chief Financial Officer (authorized officer and principal financial officer)