Form 10-Q
period 2004-09-30
TRANSGENOMIC INC
filed 2004-11-15
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934,    Yes  ☐    No  ☒

As of November 15, 2004, the number of shares of common stock outstanding was 29,070,651.

TRANSGENOMIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Transgenomic, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands except share and per share data)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$1,125	$1,241
Accounts receivable—net	10,306	10,877
Inventories	7,193	10,584
Prepaid expenses and other current assets	1,700	1,676

Total Current Assets	20,324	24,378
Property and Equipment
Land and buildings	2,263	2,239
Equipment	21,581	20,362
Furniture and fixtures	9,092	9,054

Total property and equipment	32,936	31,655
Less: accumulated depreciation	18,032	12,951

Net property and equipment	14,904	18,704
Goodwill	638	10,503
Intangible and other assets	5,811	3,721

Total Assets	$41,677	$57,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,651	$3,580
Other accrued expenses	4,451	3,874
Accrued compensation	1,199	959
Line of credit	7,906	2,142
Current portion of long-term debt	975	1,693

Total current liabilities	18,182	12,248
Long-term Liabilities
Long-term debt	2,306	—

Total liabilities	20,488	12,248

Commitments and Contingencies (Note G)

Stockholders’ Equity
Preferred stock $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock $.01 par value, 60,000,000 shares authorized, 28,887,334 and 28,119,122 issued in 2004 and 2003, respectively	296	286
Additional paid-in capital	119,430	115,904
Accumulated other comprehensive income (loss)	1,626	1,597
Accumulated deficit	(100,163)	(72,729)

Total stockholders’ equity	21,189	45,058

Total liabilities and stockholders’ equity	$41,677	$57,306

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$8,194	$7,537	$25,834	$25,521
Cost of goods sold	6,857	6,762	18,484	18,500

Gross profit	1,337	775	7,350	7,021
Operating expenses:
Selling, general and administrative	4,353	4,331	12,866	13,239
Research and development	1,743	2,411	5,344	7,098
Restructuring Charges (Note K)	—	—	—	738
Impairment Charges (Note E)	—	—	11,964	—

	6,096	6,742	30,174	21,075
Loss from operations	(4,759)	(5,967)	(22,824)	(14,054)
Other income (expense):
Interest and investment income/(loss)	(345)	2	(371)	48
Interest expense	(378)	(98)	(1,313)	(191)
Loss on debt extinguishment (Note J)	(2,859)	—	(2,859)	—
Other, net	(100)	(9)	(161)	(118)

	(3,682)	(105)	(4,704)	(261)
Loss before income taxes	(8,441)	(6,072)	(27,528)	(14,315)
Current income tax expense (benefit)	1	25	(94)	49

Net loss	$(8,442)	$(6,097)	$(27,434)	$(14,364)

Basic and diluted weighted average shares outstanding	29,077,789	24,176,567	28,951,230	23,741,120
Net loss per common share—basic and diluted	$(0.29)	$(0.25)	$(0.95)	$(0.61)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net loss	$(27,434)	$(14,364)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,145	2,850
Impairment charges (Note E)	11,964	—
Loss on Debt Extinguishment	2,859	—
Non-cash financing charges	759	364
Other	382	140
Changes in operating assets and liabilities:
Purchase of trading securities	—	(1,565)
Proceeds from sale of trading securities	—	1,519
Accounts receivable	(2,469)	1,482
Inventories	819	1,909
Prepaid expenses and other current assets	(69)	(192)
Accounts payable	100	(158)
Accrued expenses and other current liabilities	774	(1,865)

Net cash flows from operating activities	(9,170)	(9,880)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,250)	(5,646)
Proceeds from the maturities and sale of available for sale securities	2,768	3,612
Change in other assets	488	310

Net cash flows from investing activities	2,006	(1,724)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	67	1,787
Proceeds from long-term debt	2,750	—
Payment of long-term debt	(1,729)	—
Line of credit	6,097	1,371

Net cash flows from financing activities	7,185	3,158
Effect of foreign currency exchange rates on cash	(137)	(148)

Net change in cash and cash equivalents	(116)	(8,594)
Cash and cash equivalents at beginning of period	1,241	9,735

Cash and cash equivalents at end of period	$1,125	$1,141

Non-cash Items:
Common Stock received for prepayment of product	$3,138	$425

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

A. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2003, that are included in the Company’s Annual Report on Form 10-K.

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

During the second quarter of 2004, the Company recognized approximately $450,000 of product sales under the bill-and-hold arrangement. Under these arrangements, the customer had accepted title and risk of ownership to the product, but had requested that the Company store the product on behalf of the customer, in a rented freezer, until the third quarter of 2004. As of September 30, 2004, all products under these arrangements had been shipped to the respective customers.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net Loss:
As reported	$(8,442)	$(6,097)	$(27,434)	$(14,364)
Pro forma	$(8,722)	$(6,498)	$(28,198)	$(15,685)
Basic and Diluted Loss Per Share:
As reported	$(0.29)	$(0.25)	$(0.95)	$(0.61)
Pro forma	$(0.30)	$(0.27)	$(0.97)	$(0.66)

B. INVESTMENTS

As of September 30, 2004 and December 31, 2003, the Company had no available-for-sale securities.

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

In March 2004, Geron issued 33,662 shares of common stock, valued at $289,000, to the Company as a prepayment for products. In April 2004, Geron issued 140,872 shares of common stock, valued at $1,288,000, to the Company as prepayment and payment for products. On July 1, 2004 the company sold these shares for $1,361,328 resulting in a loss of $215,672, which is reflected in the current earnings and cash flow from operations.

In July, 2004, Geron issued 75,247 shares of common stock, valued at $601,371, to the Company as payment and prepayment for products. On July 28, 2004 and July 29, 2004, the Company sold these shares for $474,212 resulting in a loss of $127,159, which is reflected in the current earnings and cash flow from operations.

Included in accounts receivables at September 30, 2004 are amounts due from Geron totaling $1.3 million. In October 2004 these Geron receivables were exchanged for 208,131 shares of Geron common stock. During November 2004, the Company sold these shares for $1.5 million resulting in a gain of $173,000 that will be recognized during the three months ending December 31, 2004.

C. INVENTORIES

At September 30, 2004, and December 31, 2003, inventories consisted of the following:

	September 30, 2004	December 31, 2003
Finished goods	$4,670	$5,319
Raw materials and work in progress	4,956	5,074
Demonstration inventory	234	191

Subtotal	9,860	10,584
Less inventories classified as a long term asset	2,667	—

	$7,193	$10,584

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

As of September 30, 2004, the Company had approximately $5.0 million of chemical building block inventory. This inventory primarily includes phosphoramadites and the raw materials to produce phosphoramadites. Based on an analysis of these chemical building blocks as of September 30, 2004 and sales forecast for phosphoramidites, the Company classified $2.7 million of this inventory as a long-term asset under “Intangibles and Other Assets”. The remaining chemical building block inventory of $2.3 million is expected to be sold within twelve months and, accordingly, continues to be classified as current assets.

The Company periodically evaluates its inventory of chemical building blocks to determine whether they continue to meet quality and other specifications and over what time period such products are expected to be sold. Product that does not meet quality and other specifications can generally be re-worked to enhance purity. Cost to purify such product and related yield losses will be expensed as incurred.

D. INTANGIBLE AND OTHER ASSETS

At September 30, 2004, and December 31, 2003, finite lived intangible assets and other assets consisted of the following:

	September 30, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized software	$2,132	$1,291	$841	$2,132	$758	$1,374
Intellectual property	765	227	538	765	165	600
Patents	1,074	188	886	1,035	170	865
Deferred financing costs	576	114	462	409	—	409
Long term inventory	2,667	—	2,667	—	—	—
Other	605	188	417	656	183	473

Total	$7,819	$2,008	$5,811	$4,997	$1,276	$3,721

Amortization expense for intangible assets was $242,121 and $205,000 during the three months ended September 30, 2004, and 2003, respectively. The Company expects amortization expense for intangible assets to be approximately $345,000 for the remainder of 2004, $1,022,000 in fiscal 2005, $367,000 in fiscal 2006, $377,000 in fiscal 2007, $77,000 in fiscal 2008, $104,000 in fiscal 2009 and $104,000 in fiscal 2010.

E. GOODWILL

At September 30, 2004, and December 31, 2003, goodwill by operating segment consisted of the following:

	BioSystems operating segment	Nucleic Acids operating segment	Total
Net balance December 31, 2003	$638	$9,865	$10,503
Impairment charges	—	(9,865)	(9,865)

Net balance September 30, 2004	$638	$—	$638

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(8,442)	$(6,097)	$(27,434)	$(14,364)
Unrealized gain on available for sale securities		148		148
Currency translation adjustments	(126)	116	29	283

Total comprehensive loss	$(8,568)	$(5,833)	$(27,405)	$(13,933)

Stock Options. During the nine months ended September 30, 2004, the Company granted 360,000 options at an exercise price of between $1.32 to $2.57 per share. The following table summarizes activity under the 1997 Stock Option Plan during the nine months ended September 30, 2004.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2003	5,692,916	$5.37
Granted	360,000	$1.74
Exercised	—	—
Canceled	(317,133)	$5.05

Balance at September 30, 2004	5,735,783	$5.15

Exercisable at September 30, 2004	4,362,839	$5.80

The weighted average fair value of options granted during the first nine months of fiscal 2004 was $1.34 per share. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the first nine months of fiscal 2004: no common stock dividends; risk-free interest rates of 4.14% to 4.79%; 85% volatility; and an expected option life of 3 years. At September 30, 2004, the weighted average remaining contractual life of options outstanding was 5.6 years.

G. COMMITMENTS AND CONTINGENCIES

The Company has has been named as a defendant in a lawsuit filed in Spain by a prospective distributor who claims that the Company breached a promise to grant the plaintiff a distributorship for certain of the Company’s products in a specific geographic area in Europe. The plaintiff is seeking monetary relief of approximately $500,000. The Company believes the lawsuit is without merit and intends to vigorously defend this matter.

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

The Company is subject to a number of other claims of various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

H. INCOME TAXES

The Company’s tax expense (benefit) relates to its operations in certain foreign countries and certain states. The tax benefit recorded during the nine months ended September 30, 2004 relates to refunds received in the United Kingdom. Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the nine months ended September 30, 2004, based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of September 30, 2004, and December 31, 2003, the Company’s deferred tax assets were offset by a valuation allowance of approximately $41.4 million and $30.6 million, respectively.

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

The following is information for net sales and loss from operating income by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales
BioSystems	$5,501	$6,083	$18,450	$19,680
Nucleic Acids	2,693	1,454	7,384	5,841

Total	$8,194	$7,537	$25,834	$25,521

Loss from Operations
BioSystems	$(634)	$(768)	$(1,309)	$(2,056)
Nucleic Acids, including impairment charge of $11,964 in 2004 (Note E)	(2,512)	(3,448)	(17,073)	(6,205)
Corporate	(1,613)	(1,751)	(4,442)	(5,793)

Total	$(4,759)	$(5,967)	$(22,824)	$(14,054)

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

J. LINE OF CREDIT AND LONG-TERM DEBT

In December 2003, the Company entered into a $7.5 million line of credit (the ”Credit Line”) with Laurus Master Fund, Ltd. (“Laurus”). The term of the Credit Line is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the Credit Line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. The Credit Line is secured by most of the Company’s assets. Prior to amendments to the Credit Line discussed below, payment of interest and principal could, under certain circumstances, be made with shares of the Company’s common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. The Company could elect to convert only if its shares trade at a price exceeding $2.42 per share for ten consecutive trading days, and such conversion is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of the Company’s common stock. Upon entering into the Credit Line, the Company issued warrants to Laurus to acquire 550,000 shares of the Company’s common stock at an exercise price exceeding the average trading price of the Company’s common stock over the ten trading days prior to the date of the warrant. As of September 30, 2004, the Company had approximately $7.1 million outstanding on the Credit Line.

In February 2004, the Company entered into a separate $2.75 million convertible note with Laurus (the ”Term Note”). The Term Note carries an interest rate of 2.0% over the prime rate or a minimum of 6.0% and has a term of 3 years. Prior to amendments to the Term Note discussed below, the principal and interest on the Term Note could be converted into common stock of the Company at a fixed conversion price of $2.61 per share. Upon entering the Term Note, the Company issued warrants to Laurus to acquire 125,000 shares of its common stock. Borrowings under the Term Note were primarily used to retire the mortgage debt on the Company’s Glasgow facility. Remaining borrowings of approximately $750,000 were used to complete the build-out of the Glasgow facility, complete the consolidation the Company’s Glasgow operations into the new facility and provide funds for operations.

Certain features of the Credit Line and Term Note (collectively, the “Laurus Loans”) require the Company to separately account for the value of certain amounts related to the warrants issued and the conversion feature of the Laurus Loans. Specifically, Emerging Issues Task Force (“EITF”) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, requires the Company to separately value the warrants issued and the “beneficial conversion premium” related to the Laurus Loans. Any borrowings under the Credit Line may result in additional beneficial conversion premiums. The values of the warrants and the beneficial conversion premium have been recorded on the balance sheet as a debt discount and an increase to additional paid in capital. The debt discount recorded for these items will be amortized as expense to the income statement over the terms of the Laurus Loans or as the warrants are exercised or the debt is converted into common stock thereby increasing the effective interest rate on the Laurus Loans. In January and February 2004, Laurus exercised its conversion rights on the Credit Line and converted $2.0 million of amounts outstanding on the Credit Line into approximately 910,000 shares of common stock of the Company. In connection with this conversion, the Company accelerated the amortization of approximately $539,000 of the beneficial conversion premium.

In February 2004, Laurus waived the borrowing base limitation on the Credit Line, thereby making the full $7.5 million facility available to the Company regardless of the available collateral. On August 31, 2004, Laurus agreed to extend the borrowing base waiver on the Credit Line through March 19, 2005. In addition, Laurus

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

deferred certain payments due under the Term Note and reduced the interest rate on both of the Laurus Loans to 0% for any day the closing sale price of the Company’s common stock is at or above $1.75 per share. In return, the Company lowered the conversion price on each of the Laurus Loans to $1.00 per share and issued a warrant to Laurus covering an additional 400,000 common shares at an exercise price of $1.25 per share. The closing price of the Company’s common stock on August 31, 2004 was $1.20 per share.

The August 31, 2004 Laurus modifications were treated as extinguishments for financial reporting purposes since the change in present value of expected cash flows between the original and modified agreements is greater than 10%. As such, the Company recorded a loss on extinguishment of debt of $2.9 million at August 31, 2004 reflecting the difference between (i) the recorded amount of debt, net of related discounts, of $7.4 million and (ii) the fair value of the new debt instrument of $10.3 million plus the fair value of the new warrants of $120,000. The difference between the fair value of the new debt of $10.3 million and the face value of the debt of $8.6 million represents a premium, which will be reflected as a reduction of interest expense over the life of the new debt.

Prospectively, draws on the Credit Line may result in beneficial conversion charges to the extent the price of the Company’s common stock exceeds the conversion price on the day of the draw. Such beneficial charges will be amortized as expense to the income statement during the period the draw remains outstanding or up to the point the debt is converted into common stock thereby increasing the effective interest rate on the Credit Line.

The following table details the components of the Company’s Credit Line, Term Loan and other debt as of September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
Line of Credit	$7,089	$2,992
Debt Premium	1,124
Less:
Debt discount - warrants	97	370
Debt discount - beneficial conversion premium	210	480

	$7,906	$2,142

Long-term debt
Convertible debt	2,750	—
Mortgage debt	—	1,693
Debt Premium	531	—
Less:
Current portion	975	(1,693)

	$2,306	$—

K. CORPORATE RESTRUCTURING

The Company has historically experienced net losses and negative cash flows from operations. As a result, during the fourth quarter of fiscal 2002, management formulated a restructuring plan designed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, and termination of collaborations and write-offs of abandoned intellectual property. A significant portion of the plan was executed in the fourth quarter of 2002 resulting in the recording of $3.3 million in restructuring charges. The Company had accrued expenses and other liabilities associated with the restructuring activities of approximately $3,365 and $227,000 at September 30, 2004, and December 31, 2003, respectively. The accrued expenses at September 30, 2004, were related to lease payments associated with office closures.

Transgenomic, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

L. SUBSEQUENT EVENTS

Sale of Specialty Oligonucleotides Facility. On November 11, 2004, the Company sold the assets associated with its specialty oligonucleotides manufacturing facility in Boulder, Colorado to a subsidiary of Eyetech Pharmaceuticals, Inc. (“Eyetech”). The sale price was $3.0 million in cash plus the assumption of the lease on the Boulder facility and certain equipment leases with a gross value of $2.3 million. Substantially all of the 27 employees at the Boulder facility became Eyetech employees. Net proceeds from the sale (after transaction expenses and fees paid to the Company’s investment advisors) equaled approximately $2.7 million, subject to a holdback of $300,000 that will be held in escrow for 90 days for liabilities for representations and warranties and to pay the costs of moving certain acquired assets to the Boulder facility. The net proceeds will be used primarily for general working capital purposes and to repay a portion of the Credit Line. The sale will be recognized during the quarter ending December 31, 2004 and is not expected to a significant effect on earnings during that quarter.

Restructuring Plan. On November 13, 2004, the Board of Directors approved a restructuring plan designed to refocus the Company on its BioSystems business segment and to align the Company’s cost structure with anticipated revenues. The plan (which is incremental to the sale of the Boulder facility previously summarized) includes a workforce reduction of approximately 60 positions and the closure of two domestic research and development facilities associated with the Company’s nucleic acids operation segment and two European field offices. The majority of workforce reductions will be completed by the end of November 2004. The plan is expected to yield annualized savings of $6.0 to $8.0 million once the cost reductions are fully implemented in the first quarter 2005. In conjunction with the plan, the Company expects to incur a charge of between $1.5 million to $1.8 million during the quarter ending December 31, 2004, related primarily to severance, benefits and facility closures.

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

The Nucleic Acids operating segment has been engaged in the manufacture of nucleic acid building blocks or phosphoramidites, oligonucleotides, fluorescent markers, dyes and associated reagents and novel chemistry and process development services. This operating segment has historically operated at a loss and the Company has been exploring strategic alternatives regarding this operating segment during 2004. On November 11, 2004, we sold the assets associated with our specialty oligonucleotide manufacturing facility in Boulder, Colorado to a subsidiary of Eyetech Pharmaceuticals, Inc. As a result, we no longer manufacture and sell oligonucleotides.

Executive Summary and Operating Strategy

We have incurred significant losses resulting principally from costs incurred in research and development and selling, general and administrative costs associated with our operations. At September 30, 2004, we had an accumulated deficit of $100.2 million. Our liquidity and working capital positions deteriorated during the quarter predominately due to operating losses. These operating losses were funded primarily by borrowings under our credit facility and reductions in accounts receivables.

While we expect to continue to incur substantial research and development and selling, general and administrative costs, we have implemented an operating strategy which is designed to refocus on the BioSystems segment of our business and to align our cost structure with projected revenues. We have initiated the following steps to accomplish this objective.

Strategic Alternatives For Our Nucleic Acids Operating Segment. Our Nucleic Acids operating segment has historically operated at a loss and produced negative cash flow. While we believe the long-term prospects for this business segment are favorable, the projected levels of near-term revenues from this segment are not expected to generate either positive cash flows or profits from operations. After considering, among other factors, the historical financial results of this division and the near-term outlook for the nucleic acids industry, our

Board of Directors directed management to explore strategic alternatives for this operating segment, including the possible sale of one or both of the facilities in Glasgow, Scotland and Boulder, Colorado. On November 11, 2004, the Company sold the assets associated with its specialty oligonucleotide manufacturing facility in Boulder, Colorado to a subsidiary of Eyetech Pharmaceuticals, Inc. (“Eyetech”). The sale price was $3.0 million in cash plus the assumption of the lease on the Boulder facility and certain equipment leases with a gross value of $2.3 million. Substantially all of the 27 employees at the Boulder facility became Eyetech employees. Net proceeds from the sale (after transaction expenses and fees paid to our investment advisors) equaled approximately $2.7 million, subject to a holdback of $300,000 that will be held in escrow for 90 days for liabilities for representations and warranties and to pay the costs of moving certain acquired assets to the Boulder facility. The net proceeds will be used primarily for general working capital purposes and to repay portion of our credit line. We have also taken steps to downsize our remaining nucleic acids facility in Glasgow, Scotland as part of the restructuring plan described below.

Restructuring Plan. On November 13, 2004, the Board of Directors approved a restructuring plan designed to refocus the Company on its BioSystems business segment and to align the Company’s cost structure with anticipated revenues. The plan (which is incremental to the sale of the Boulder facility previously summarized) includes a workforce reduction of approximately 60 positions and the closure of two domestic research and development facilities associated with our nucleic acids operating segment and two European field offices. The majority of workforce reductions will be completed by the end of November 2004. The plan is expected to yield annualized savings of $6.0 to $8.0 million once the cost reductions are fully implemented in the first quarter 2005. In conjunction with the plan, the Company expects to incur a charge of between $1.5 million to $1.8 million during the quarter ending December 31, 2004 related primarily to severance, benefits and facility closures. Additionally, we have adopted processes to improve the collection of accounts receivables, especially with respect to sales in European markets which historically have longer payment cycles. Finally, we have taken steps to more appropriately align the timing of our inventory acquisitions with anticipated sales.

Together, the sale of our oligonucleotide manufacturing facility and the November 13, 2004 restructuring plan, is expected to result in $10.0 to $12.0 million in annual cost savings.

Revisions to Credit Facilities. We have entered into a $7.5 million line of credit (the ”Credit Line”) and a separate $2.75 million convertible note with Laurus (the ”Term Note”) with Laurus Master Fund, Ltd. (“Laurus”) (collectively, the “Laurus Loans”). In February 2004, Laurus waived the borrowing base limitation on the Credit Line, thereby making the full $7.5 million facility available to the Company regardless of the available collateral. On August 31, 2004, Laurus agreed to extend the borrowing base waiver on the Credit Line through March 19, 2005. In addition, Laurus has deferred certain payments due under the Term Note and reduced the interest rate on both of the Laurus Loans to 0% for any day the closing sale price of the Company’s common stock is at or above $1.75 per share). In return, we lowered the conversion price on each of the Laurus Loans to $1.00 per share and issued a warrant to Laurus covering an additional 400,000 common shares at an exercise price of $1.25 per share. The closing price of the Company’s common stock on August 31, 2004 was $1.20 per share.

The revisions to the Laurus Loans agreements, along with the anticipated liquidity benefits resulting from the sale of the Boulder facility and implementation of the restructuring plan are expected to significantly improve our liquidity position. However, there can be no assurance that these initiatives alone will be sufficient to allow the Company to operate without additional capital.

Results of Operations Three Months Ending September 30, 2004 and 2003

Amounts in thousands	2004	2003	Change	% Change
Net Sales
Bioinstruments and Discovery Services	$3,444	$4,295	$(851)	(20)%
Bioconsumables	2,057	1,788	269	15%

Total BioSystems Business Unit	5,501	6,083	(582)	(10)%
Chemical Building Blocks	2,280	1,038	1,242	120%
Specialty Oligonucleotides and Services	413	416	(3)	(1)%

Total Synthetic Nucleic Acids Business Unit	2,693	1,454	1,239	85%
Total Net Sales	8,194	7,537	657	9%
Cost of Goods Sold
Bioinstruments and Services	1,584	1,921	(337)	(18)%
Bioconsumables	1,077	810	267	33%

Total BioSystems Business Unit	2,661	2,731	(70)	(3)%
Chemical Building Blocks	2,659	2,355	304	13%
Specialty Oligonucleotides and Services	1,537	1,676	(139)	(8)%

Total Synthetic Nucleic Acids Business Unit	4,196	4,031	(165)	(4)%
Total Cost of Goods Sold	6,857	6,762	95	1%
Selling, General and Administrative Expenses	4,353	4,331	22	1%
Research and Development Expenses	1,743	2,411	(668)	(28)%
Restructuring and Restructuring Related Charges	142	—	142	—%
Other Income (Expense)	(3,682)	(105)	(3,577)	—%
Income Tax Expense (Benefit)	1	25	(24)	96%

Net Sales. Net sales during the third quarter of 2004 increased 9% from the third quarter of 2003, as a result of 10% reduction in sales in our BioSystems operating segment offset by 85% increase in sales in our Nucleic Acids operating segment.

The decrease in BioSystems sales resulted from a 27% decline in revenues from the sales of bioinstruments. This reduction was partially offset by a 99% increase from discovery services and a 15% increase in bioconsumables. Net sales of software upgrades, service contracts and consumable products continued to increase due to a larger installed base of WAVE Systems. Increased discovery services revenue is attributable to a focus on providing genetic variation discovery and analysis services to our pharmaceutical base of customers. In December 2003, we announced a discovery services agreement with Novartis Pharmaceuticals Corp. supporting the clinical development of oncology therapeutics. We believe that genetic variation discovery and analysis services provide us a significant opportunity to expand revenues in the future.

Sales in our Nucleic Acid operating segment increased by 85% in the third quarter of 2004 compared to the third quarter of 2003 as a result of a substantial increase in sales of our chemical building block products, primarily to Geron Corporation. Sales of oligonucleotide products remained flat during the period. These products are used by our biopharmaceutical and pharmaceutical customers as raw materials in DNA based drug candidates and demand is affected by the timing of completion and/or failure clinical trials for these drug candidates. As a result of the sale of our Boulder, Colorado facility in November 2004, we no longer manufacture or sell oligonucleotides.

Cost of Goods Sold. Cost of goods sold remained relatively flat year to year despite the increase in our revenues. Fixed costs associated with excess manufacturing capacity in our Nucleic Acids business unit and a lower number of high margin WAVE Systems sold kept our cost of goods sold comparable to the third quarter of 2003. The BioSystems business unit cost of goods sold as a percentage of sales increased year over year but remained within historical ranges at 45% to 50%. We expect that our BioSystems margins will fluctuate within historical ranges based upon the sales mix of systems, consumables and services. Currently our Nucleic Acid products are sold at lower margins compared to our BioSystems products. The margins in our Nucleic Acids business unit have been negatively impacted by higher manufacturing costs and excess capacity due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado.

As a result of the sale of our Boulder, Colorado facility and the restructuring plan implemented in November 2004, we anticipate that our cost of goods sold for our Nucleic Acid products will be significantly improved. However, until demand for our Nucleic Acid products increase we will continue to have excess manufacturing capacity and lower than expected margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly as a result of increased costs in our Glasgow, Scotland facility offset by reductions in personnel and personnel related expenses and travel costs attributed to the decrease, offset by foreign currency increases.

Research and Development Expenses. Research and development expenses decreased as a result of our focus on expense control. Reductions in personnel, personnel related expenses and outside services all contributed to the decrease. We expense our research and development costs in the year in which they are incurred.

Other Income (Expense). Other income (expense) includes of interest and investment income, interest expense and loss on debt extinguishment.

Interest and investment income (loss) totaled $(345,000) in the third quarter of 2004 compared to $2,000 during the same period of 2003. The decrease related primarily to losses realized on the sale of Geron stock. As described in Note B to the consolidated financial statements, Geron has paid us for products with Geron common stock that we have accounted for as available for sale securities.

Interest expense was $378,000 in the third quarter of 2004 compared to $98,000 for the same period of 2003. The increase related to a significantly higher debt burden and a slightly higher cost of funds.

Loss on debt extinguishment totaled $2.9 million in the third quarter of 2004. As described in Note J to the consolidated financial statements, certain August 31, 2004 modifications to our Laurus facilities were treated as extinguishments for financial reporting purposes since the change in present value of expected cash flows between the original and modified agreements is greater than 10%. As such, the Company recorded a loss on extinguishment of debt of $2.9 million at August 31, 2003 reflecting the difference between (i) the recorded amount of debt, net of related discounts, of $7.4 million and (ii) the fair value of the new debt instrument of $10.3 million plus the fair value of the new warrants of $120,000. The difference between the fair value of the new debt of $10.3 million and the face value of the debt of $8.6 million represents a premium, which will be reflected as a reduction of interest expense over the life of the new debt.

Income Tax Expense. The Company’s tax expense (benefit) relates to its operations in certain foreign countries and certain states. The tax benefit recorded in the third quarter of 2004 relates to refunds received in the United Kingdom. No further tax benefits are being recorded due to the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Results of Operations Nine Months Ending September 30, 2004 and 2003

Amounts in thousands	2004	2003	Change	% Change
Net Sales
Bioinstruments and Discovery Services	$12,164	$14,529	$(2,365)	(16)%
Bioconsumables	6,286	5,180	1,106	21%

Total BioSystems Business Unit	18,450	19,709	(1,259)	(6)%
Chemical Building Blocks	5,588	5,022	566	11%
Specialty Oligonucleotides and Services	1,796	790	1,006	127%

Total Synthetic Nucleic Acids Business Unit	7,384	5,812	1,572	27%
Total Net Sales	25,834	25,521	313	1%
Cost of Goods Sold
Bioinstruments and Services	5,442	6,014	(572)	(10)%
Bioconsumables	2,981	2,565	416	16%

Total BioSystems Business Unit	8,423	8,579	(156)	(2)%
Chemical Building Blocks	5,452	5,749	(297)	(12)%
Specialty Oligonucleotides and Services	4,609	4,171	438	11%

Total Synthetic Nucleic Acids Business Unit	10,061	9,920	141	1%
Total Cost of Goods Sold	18,484	18,499	(15)	—%
Selling, General and Administrative Expenses	12,866	13,239	(373)	(3)%
Research and Development Expenses	5,344	7,099	(1,755)	(25)%
Impairment Charges	11,964	—	11,964	—%
Restructuring and Restructuring Related Charges	—	738	(738)	(100)%
Other Income (Expense)	(4,704)	(261)	(4,443)	1,702%
Income Tax Expense (Benefit)	(94)	49	(143)	(292)%

Net Sales. Net sales during the nine months ended September 30, 2004 increased 1% from the same period of 2003, as a result of a 27% increase in sales in our Nucleic Acids operating segment offset by a 6% reduction in sales in our BioSystems operating segment.

Sales in our Nucleic Acid operating segment increased by 27% in the nine months ended September 30, 2004 compared to the same period of 2003 as a result of increases in sales of our chemical building block products, primarily to Geron Corporation and substantial increases in sales of oligonucleotides. These products are used by our biopharmaceutical and pharmaceutical customers as raw materials in DNA based drug candidates and demand is affected by the timing of completion and/or failure clinical trials for these drug candidates. As a result of the sale of our Boulder, Colorado facility in November 2004, we will no longer manufacture or sell oligonucleotides.

The decrease in BioSystems sales resulted from a 16% decrease in bioinstrument and discovery services sales offset by a 21% increase in bioconsumable sales. This resulted from a 24% decline in revenues from the sales of bioinstruments. This reduction was partially offset by a 309% increase from discovery services and a 21% increase in bioconsumables. Net sales of software upgrades, service contracts and consumable products continued to increase due to a larger installed base of WAVE Systems. Increased discovery services revenue is attributable to a focus on providing genetic variation discovery and analysis services to our pharmaceutical base of customers. In December 2003, we announced a discovery services agreement with Novartis Pharmaceuticals Corp. supporting the clinical development of oncology therapeutics. We believe that genetic variation discovery and analysis services provide us a significant opportunity to expand revenues in the future.

Cost of Goods Sold. Cost of goods sold remained relatively flat year to year despite the increases in our revenues. Fixed costs associated with excess manufacturing capacity in our Nucleic Acids business unit and a lower number of high margin WAVE Systems sold kept our cost of goods sold comparable to the prior period. The BioSystems business unit cost of goods sold as a percentage of sales increased year over year but remained within historical ranges at 45% to 50%. We expect that our BioSystems margins will fluctuate within historical ranges based upon the sales mix of systems, consumables and services. Currently our Nucleic Acid products are sold at lower margins compared to our BioSystems products. The margins in our Nucleic Acids business unit have been negatively impacted by higher manufacturing costs and excess capacity due largely to our plant expansion efforts in Glasgow, Scotland and Boulder, Colorado.

As a result of the sale of our Boulder, Colorado facility and the restructuring plan implemented in November 2004, we anticipate that our cost of goods sold for our Nucleic Acid products will be significantly improved. However, until demand for our Nucleic Acid products increase we will continue to have excess manufacturing capacity and lower margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly as a result of our focus on expense control. Reductions in personnel and personnel related expenses and travel costs attributed to the decrease, offset by foreign currency increases.

Research and Development Expenses. Research and development expenses decreased as a result of our focus on expense control. Reductions in personnel, personnel related expenses and outside services all contributed to the decrease. We expense our research and development costs in the year in which they are incurred.

Impairment Charges. During the three months ended March 31, 2004, our Board of Directors directed us to explore strategic alternatives for the Nucleic Acids operating segment. The ongoing process has included significant due diligence by us, our advisors and prospective independent buyers and other interested parties.

Based upon information obtained through this process during the three months ended June 30, 2004, we determined that it was more likely than not that the assets of the Nucleic Acids business were impaired. Accordingly, we engaged an external valuation firm to assist with the completion of a mid-year impairment test. As a result, we recorded a non-cash charge of $12.0 million related to its Nucleic Acids segment during the three months ended June 30, 2004. The charge consisted of $9.9 million related to the impairment of goodwill and $2.1 million related to the impairment of property and equipment.

Restructuring Charges. During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. We continued to execute the plan during the first quarter of 2003 resulting in the additional charges recorded in 2003. These charges consisted of mainly employee severance costs and office closings. We have not incurred any significant restructuring charges in the nine months ended September 30, 2004.

Other Income (Expense). Other income (expense) includes of interest and investment income, interest expense and loss on debt extinguishment.

Interest and investment income (loss) totaled $(371,000) in the nine months ended September 30, 2004 compared to $48,000 during the same period of 2003. The decrease related primarily to losses realized on the sale of Geron stock. As described in Note B to the consolidated financial statements, Geron has paid us for products with Geron common stock that we have accounted for as available for sale securities.

Interest expense was $1.3 million in the nine months ended September 30, 2004 compared to $191,000 for the same period of 2003. The increase related to a significantly higher debt burden and a slightly higher cost of funds.

Loss on debt extinguishment totaled $2.9 million in the nine months ended September 30, 2004. As described in Note J to the consolidated financial statements, certain August 31, 2004 modifications to our Laurus facilities were treated as extinguishments for financial reporting purposes since the change in present value of expected cash flows between the original and modified agreements is greater than 10%. As such, the Company recorded a loss on extinguishment of debt of $2.9 million at August 31, 2004 reflecting the difference between (i) the recorded amount of debt, net of related discounts, of $7.4 million and (ii) the fair value of the new debt instrument of $10.3 million plus the fair value of the new warrants of $120,000. The difference between the fair value of the new debt of $10.3 million and the face value of the debt of $8.6 million represents a premium, which will be reflected as a reduction of interest expense over the life of the new debt.

Income Tax Expense. The Company’s tax expense (benefit) relates to its operations in certain foreign countries and certain states. The tax benefit recorded in the nine months ended September 30, 2004 relates to refunds received in the United Kingdom. No further tax benefits are being recorded due to the uncertainty as to whether we will be able to utilize any additional losses as carrybacks. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. We expect to continue to incur losses and expect to continue to provide valuation allowances against deferred tax assets. To the extent we begin to generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized.

Liquidity and Capital Resources

Overview

As of September 30, 2004, we had approximately $1.1 million in cash and cash equivalents. At November 15, 2004, we had cash and cash equivalents of $500,000 plus an additional $2.8 available under our Credit Line. The increase in cash and cash equivalents from September 30, 2004, relates primarily to the sale of our Boulder, Colorado facility.

We expect that existing liquidity is sufficient to meet our cash needs for the remainder of 2004 and into 2005 and believe we will be able to generate net positive cash flows in 2005 which will allow us to fund our cash needs going forward. However, to generate these results, it is essential that we (i) achieve revenue growth in our BioSystems business unit; and (ii) effectively execute and generate the benefits inherent from the tactics described above under “Executive Summary and Operating Strategy,” including the conversion of amounts owed under the Laurus loans into our common stock. These projections may or may not be realized based upon actual operating results and capital project requirements. Thus, during or after this period, if our existing cash balances, cash generated by our working capital, and available borrowings under credit agreements are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements, sell certain assets or further reduce expenses. We are monitoring our liquidity position and are prepared to take appropriate measures, as needed, to address liquidity. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us. Our failure to raise additional capital, if needed, would harm our financial condition, results of operations and our business.

The following table summarizes our short-term liquidity and sources and uses of cash, as of September 30, 2004 and December 31, 2003 and for the three months ended September 30, 2004 and 2003:

Amounts in Thousands	September 30, 2004	December 31, 2003
Short-term liquidity:
Current assets	$20,324	$24,378
Current liabilities	(18,182)	(12,248)

Net working capital	2,142	12,130

Cash and cash equivalents	1,125	1,241

Available borrowings on line of credit	400	1,673

	For the period ended September 30, 2004	For the period ended September 30, 2003
Net cash flows:
Operating activities	$(9,170)	$(9,880)
Investing activities	2,006	(1,724)
Financing activities	7,185	3,158
Effect of foreign currency exchange rates on cash	(137)	(148)

Net change in cash and cash equivalents	$(116)	$(8,594)

In December 2003, we entered into a $7.5 million line of credit (the ”Credit Line”) with Laurus Master Fund, Ltd. (“Laurus”). The term of the Credit Line is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the Credit Line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. The Credit Line is secured by most of the Company’s assets. Prior to amendments to the Credit Line discussed below, payment of interest and principal could, under certain circumstances, be made with shares of the Company’s common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. We could elect to convert only if its shares trade at a price exceeding $2.42 per share for ten consecutive trading days, and such conversion is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of our common stock. Upon entering into the Credit Line, we issued warrants to Laurus to acquire 550,000 shares of our common stock at an exercise price exceeding the average trading price of our common stock over the ten trading days prior to the date of the warrant. As of September 30, 2004, we had approximately $7.1 million outstanding on the Credit Line.

In February 2004, we entered into a separate $2.75 million convertible note with Laurus (the ”Term Note”). The Term Note carries an interest rate of 2.0% over the prime rate or a minimum of 6.0% and has a term of 3 years. Prior to amendments to the Term Note discussed below, the principal and interest on the Term Note could be converted into common stock of the Company at a fixed conversion price of $2.61 per share. Upon entering the Term Note, we issued warrants to Laurus to acquire 125,000 shares of its common stock. Borrowings under the Term Note were primarily used to retire the mortgage debt on our Glasgow facility. Remaining borrowings of approximately $750,000 were used to complete the build-out of the Glasgow facility, complete the consolidation our Glasgow operations into the new facility and provide funds for operations.

In February 2004, Laurus waived the borrowing base limitation on the Credit Line, thereby making the full $7.5 million facility available to us regardless of the available collateral. On August 31, 2004, Laurus agreed to extend the borrowing base waiver on the Credit Line through March 19, 2005. In addition, Laurus (i) deferred certain payments due under the Term Note and (ii) reduced the interest rate on both of the Laurus Loans to 0% for any day the closing sale price of our common stock is at or above $1.75 per share.). In return, we lowered the conversion price on each of the Laurus Loans to $1.00 per share and issued a warrant to Laurus covering an additional 400,000 common shares at an exercise price of $1.25 per share. The closing price of our common stock on August 31, 2004 was $1.20 per share.

Analysis of Cash Flows

Cash flows used in operating activities totaled $9.2 million during the nine months ended September 30, 2004 compared to $9.9 million during the comparable period of 2003. The use in 2004 related primarily to a net loss of $27.4 million offset by non-cash charges of $18.7 million. Non-cash charges consisted of depreciation and amortization, impairment charges, loss on debt extinguishment and non-cash financing charges. Working capital and other adjustments generated cash flows from operating activities of $500,000.

Cash flows from investing activities totaled $2.0 million during the nine months ended September 30, 2004 compared to cash flows used in investing activities of $1.7 million during the comparable period of 2003. The investing cash flows generated in 2004 were from the sale of short-term investments (Geron common stock) and reductions in other assets that were offset by purchases of property and equipment.

Cash flows from financing activities totaled $7.1 million during the nine months ended September 30, 2004 compared to $3.2 million during the comparable period of 2003. The cash from financing activities in 2004 relate primarily to net draws on our Credit Line and proceeds from the Term Note.

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations as of September 30, 2004 along with cash payments due in each period indicated:

	Payments Due by Period
Amounts in Thousands	2004	2005	2006	2007	2008 and Thereafter
Line of credit[1]	$7,100	$—	$—	$—	$—
Long-term debt principal payments	350	850	900	650	—
Operating lease payments[2]	3,278	2,980	2,029	646	—

Total contractual obligations	$8,389	$3,830	$2,929	$1,296	$—

1.	See Note I to the consolidated financial statements.
2.	After giving effect to the sale of our specialty oligonucleotides manufacturing facility on November 11, 2004 (as discussed in Note L to the consolidated financial statements), our ongoing operating lease payments are expected to be $3,187, $1,891, $1,147, $363 and $0 in 2004, 2005, 2006, 2007 and thereafter.

Off Balance Sheet Arrangements

At September 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named as a defendant in a lawsuit filed in Spain by a prospective distributor who claims that the Company breached a promise to grant the plaintiff a distributorship for certain of the Company’s products in a specific geographic area in Europe. The plaintiff is seeking monetary relief of approximately $500,000. The Company believes the lawsuit is without merit and intends to vigorously defend this matter.

The Company is subject to a number of other claims of various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2. Unregistered Sales and Equity Securities

The Company made no repurchases of its common stock during the three and nine months ended September 30, 2004; therefore, tabular disclosure is not presented.

Item 5. Other Information

Information required by Form 8-K Item 2.05 “Costs Associated with Exit or Disposal Activities” with respect to the restructuring plan adopted by the Company’s board of directors on November 13, 2004 is set forth in Note L to the financial statements included in Part I, Item 1 hereof and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 hereof.

Item 6. Exhibits

(a)	Exhibits

(3.1)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)

(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(10.1)	Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated August 27, 2003 (incorporated by reference to the Registrant’s Report on Form 8-K which was filed on August 29, 2003)

(10.2)	Securities Purchase Agreement by and between the Registrant and Geron Corporation dated June 2, 2003 (incorporated by reference to Exhibit 10.0 to Amendment No. 3 to Registration Statement on Form S-3 (Registration No. 333-108319) as filed on October 14, 2003)

(10.3)	Securities Purchase Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.4)	Secured Convertible Term Note by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.5)	Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.6)	Registration Rights Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004 (1)

(10.7)	Common Stock Purchase Warrant by and between the Registrant and TN Capital Equities, Ltd. dated March 1, 2004 (1)

(10.8)	Secured Convertible Minimum Borrowing Note Series B by and between the Registrant and Laurus Master Fund, Ltd. Dated December 3, 2003, as amended on April 15, 2004 (1)

(10.9)	Amendment No. 1 to the Employment Agreement effective March 1, 2000 by and between Transgenomic, Inc. and Collin D’Silva (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q which was filed on May 17, 2004)

(10.10)	Engagement Agreement by and between the Registrant and Goldsmith, Agio, Helms Securities, Inc. dated March 19, 2004, as amended August 12, 2004

(10.11)	Employment Agreement effective July 31, 2004 by and between Transgenomic, Inc. and Michael A. Summers

(10.12)	Amendment to securities Purchase Agreement and Related Document by and between the Registrant and Laurus Master Fund, Ltd. Dated August 31, 2004 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (Registration No. 333-118970) as filed on September 14, 2004)

(10.13)	Amendment to Security Agreement and Related Documents by and between the Registrant and laurus Master Fund, Ltd. Dated August 31, 2002 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3 (Registration No. 333-118970) as filed on September 14, 2004)

(10.14)	Common Stock Purchase Warrant by and between the Registrant and laurus Master Fund, Ltd., dated August 31, 2004 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-3 (Registration No. 333-118970) as filed on September 14, 2004)

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	This exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-114661), which was filed on April 21, 2004.

(b)	Reports on Form 8-K

The Registrant furnished a Report on Form 8-K on August 13, 2004, reporting the announcement of its results of operations for the quarter ended June 30, 2004, pursuant to Items 5 and 12 of Form 8-K.

The Registrant filed a Report on Form 8-K on August 25, 2004, reporting the appointment of Michael A. Summers as Chief Financial Officer effective August 17, 2004 pursuant to Item 5.01 of Form 8-K.

The Registrant filed a Report on Form 8-K on September 7, 2004, reporting the amendment of its Credit Line and Term Note with Laurus Master Trust on August 31, 2004, pursuant to Item 1.01 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: November 15, 2004	By:	/s/ MICHAEL A. SUMMERS
Michael A. Summers Chief Financial Officer (authorized officer and principal financial officer)