Form 10-Q/A
period 2004-06-30
TRANSGENOMIC INC
filed 2004-11-23
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Transgenomic, Inc. (the “Registrant”) is amending its quarterly reports on Form 10-Q for the quarter ended June 30, 2004 in order to amend “Item 6. Exhibits and Reports on Form 8-K” in Part II thereof to include a complete copy of the Engagement Agreement by and between the Registrant and Goldsmith, Agio, Helms Securities, Inc., dated March 19, 2004 (the “Engagement Agreement”), as an exhibit thereto. A redacted version of the Engagement Agreement was filed as Exhibit 10.10 to the original Form 10-Q for the quarter ended June 30, 2004, and the Registrant filed a request with the Securities and Exchange Commission seeking confidential treatment for the information omitted from this redacted version under Rule 24b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Registrant intends to withdraw its request for confidential treatment for this information.

No other modifications to the original Form 10-Q are being made with this amendment and, accordingly, this amendment contains only Part II, Item 6. Exhibits and Reports on Form 8-K and the complete copy of the Engagement Agreement as Exhibit 10.10 hereto and new certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Rule 12b-15 under the Exchange Act.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(3.1)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)

(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(10.1)	Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated August 27, 2003 (incorporated by reference to the Registrant’s Report on Form 8-K which was filed on August 29, 2003)

(10.2)	Securities Purchase Agreement by and between the Registrant and Geron Corporation dated June 2, 2003 (incorporated by reference to Exhibit 10.0 to Amendment No. 3 to Registration Statement on Form S-3 (Registration No. 333-108319) as filed on October 14, 2003)

(10.3)	Securities Purchase Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.4)	Secured Convertible Term Note by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.5)	Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.6)	Registration Rights Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004 (1)

(10.7)	Common Stock Purchase Warrant by and between the Registrant and TN Capital Equities, Ltd. dated March 1, 2004 (1)

(10.8)	Secured Convertible Minimum Borrowing Note Series B by and between the Registrant and Laurus Master Fund, Ltd. Dated December 3, 2003, as amended on April 15, 2004 (1)

2

(10.9)	Amendment No. 1 to the Employment Agreement effective March 1, 2000 by and between Transgenomic, Inc. and Collin D’Silva (incorporate by reference to the Registrant’s Quarterly Report on Form 10-Q which was filed on May 17, 2004)

(10.10)	Engagement Agreement by and between the Registrant and Goldsmith, Agio, Helms Securities, Inc. dated March 19, 2004 (2)

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	This exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-114661), which was filed on April 21, 2004.
(2)	Certain portions of this Exhibit were previously omitted pursuant to the Registrant’s Application Requesting Confidential Treatment filed under Rule 24b-2 of the Securities Exchange Act on August 17, 2002. Such request will be withdrawn by the Registrant and the entire text of this Exhibit is now included.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: November 23, 2004	By:	/s/ MICHAEL A. SUMMERS
Chief Financial Officer (authorized officer and principal financial officer)

4