Form 10-K/A
period 2004-12-31
TRANSGENOMIC INC
filed 2005-05-02
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $38.4 million.

As of April 14, 2005, the registrant had 34,238,970 shares of Common Stock outstanding.

Explanatory Note

Transgenomic, Inc (the “Company”) is amending its annual report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”) to include the information required by Part III of the Form 10-K. The Company filed its Form 10-K on April 15, 2005, which indicated that it would incorporate many sections of Part III by reference to the Company’s definitive proxy statement. At this time, the Company no longer expects to be able to file its definitive proxy statement within the applicable time frame required for incorporating by reference information into the Company’s Form 10-K. Therefore, the Company is filing this amended Form 10-K/A to include such information and to remove references to the proxy statement. Except as indicated, the Company has made no other changes to its annual report on Form 10-K for the year ended December 31, 2004.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The following table sets forth information about our directors, including the nominees who are to be voted on at our annual meeting. There are no arrangements or understandings pursuant to which either nominee was selected. The Board of Directors has determined that Messrs. Saxena, Sloma, Sklar and Santoni are independent directors of the Company under the listing standards adopted by the Nasdaq Stock Market. All directors have held the positions with the companies (or their predecessors) set forth under “Principal Occupation” for at least five years, unless otherwise indicated.

Name	Age	Principal Occupation	Director Since	Term To Expire
NOMINEES
Gregory T. Sloma	53	Executive Vice President and Chief Financial Officer of SpeedNet Services, Inc. (1)	2004	2005
Jeffrey L. Sklar, M.D., Ph.D.	57	Professor of Pathology, Yale University School of Medicine(2)	1997	2005

DIRECTORS CONTINUING IN OFFICE
Gregory J. Duman	49	President of Prism Technologies LLC(3)	2000	2006
Roland J. Santoni	63	Vice President of West Development, Inc. (4)	2000	2006
Collin J. D’Silva	48	President and Chief Executive Officer of the Company(5)	1997	2007
Parag Saxena	49	Chief Executive Officer of INVESCO Private Capital, Inc.	1999	2007

(1)	Mr. Sloma is also a director of West Corporation. From 1996 to 2003, Mr. Sloma served in several capacities including President, Chief Operating Officer, Chief Executive Officer, and Vice Chairman and Director of Mergers & Acquisitions for DTN Corporation. In September 2003, DTN Corporation filed a pre-packaged Chapter 11 reorganization petition in bankruptcy. DTN Corporation emerged from bankruptcy on October 31, 2003.
(2)	From 1989 to 2003, Dr. Sklar was Professor of Pathology, Harvard Medical School.
(3)	From 2001 to 2003, Mr. Duman was Executive Vice President and Chief Financial Officer of the Company. From 2000 to 2001, Mr. Duman was Chief Financial Officer of Artios, Inc. From 1983 to 2000, Mr. Duman served in several capacities including Controller, Chief Financial Officer and Executive Vice President of Transaction Systems Architects, Inc.
(4)	From 1977 to 2003, Mr. Santoni was Professor of Law at Creighton University. In addition, from 1978 to 2003, he served Of Counsel with the law firm of Erickson & Sederstrom, P.C.
(5)	Mr. D’Silva is also a director of Bruker Biosciences Corporation, formerly known as Bruker Daltonics, Inc.

The Board of Directors has established and assigned certain responsibilities to an Audit Committee and a Compensation Committee. We do not have a standing nominating committee. The Board determined that due to the relatively small size of the Board, and due to the policy on director nominations, which is described below, it was not necessary to form a separate committee to evaluate director nominations. Under the director nomination policy, director candidates are identified primarily through suggestions made by directors, management and stockholders of the Company. We have implemented no material changes to the procedures by which shareholders may recommend nominees for the Board of Directors. The Board of Directors will consider director nominees recommended by stockholders that are submitted in writing to the Secretary of the Company in a timely manner and which provide necessary biographical and business experience information regarding the nominee. All candidates for director will be evaluated based on their independence, character, judgment, diversity of experience, financial or business acumen, ability to represent and act on behalf of all shareholders, and the needs of the Board. In general, the Board expects to nominate incumbent directors who express an interest in continuing to serve on the Board. The independent directors of the Company review and consider all candidates to serve as a director of the Company who are properly suggested by directors, management and stockholders of the Company, and that the Board of Directors will select its nominees to serve as a director of the Company from among those candidates who are recommended to the Board of Directors by a majority of the independent directors of the Company.

Audit Committee. The Audit Committee’s primary duties and responsibilities include monitoring the integrity of our financial statements, monitoring the independence and performance of our external auditors, and monitoring our compliance with applicable legal and regulatory requirements. The functions of the Audit Committee also include reviewing periodically with independent auditors the performance of the services for which they are engaged, including reviewing the scope of the annual audit and its results, reviewing with management and the auditors the adequacy of our internal accounting controls, reviewing with management and the auditors the financial results prior to the filing of quarterly and annual reports, and reviewing fees charged by our independent auditors. Our independent auditors report directly and are accountable solely to the Audit Committee. The Audit Committee has the sole authority to hire and fire the independent auditors and is responsible for the oversight of the performance of their duties, including ensuring the independence of the independent auditors. The Audit Committee also approves in advance the retention of, and all fees to be paid to, the independent auditors. The rendering of any auditing services and all non-auditing services by the independent auditors is subject to the approval in advance of the Audit Committee. The Audit Committee operates under a written charter which is available on our website at www.transgenomic.com. The Audit Committee is required to be composed of directors who are independent of the Company under the rules of the Securities and Exchange Commission and under the listing standards of the Nasdaq Stock Market. The current members of the Audit Committee are directors Santoni, Saxena and Sloma. The Board of Directors has determined that Mr. Sloma qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission.

Compensation Committee. The Compensation Committee reviews and approves our compensation policy, changes in salary levels and bonus payments to our executive officers and other management and determines the timing and terms of awards made pursuant to our stock option plan. The Compensation Committee currently consists of directors Sklar, Santoni and Saxena, each of whom has been determined by the Board of Directors to be independent under the listing standards of the Nasdaq Stock Market.

Executive Officers.

Our executive officers are appointed annually by the Board of Directors at the first meeting following the annual stockholder’s meeting. Other officers are appointed by the Board of Directors from time to time. Each officer holds office until a successor has been duly appointed and qualified or until the death, resignation or removal of such officer.

Our officers and their ages as of December 31, 2004 are listed below followed by a brief biography.

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

Section16(a) Beneficial Ownership Reporting Compliance. Item 405 of Regulation S-K requires disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act of 1934. We believe all Section 16 reports were filed in a timely manner during 2004.

Code of Ethics. The Board of Directors has adopted a code of ethical conduct that applies to our principal executive officers and senior financial officers as required by Section 406 of the Sarbanes Oxley Act of 2002. This code of ethical conduct is embodied within our Business Ethics Policy, which applies to all persons associated with the Company, including our directors, officers, and employees, and complies with the listing standards adopted by the Nasdaq Stock Market. The Business Ethics Policy is available on our website at www.transgenomic.com.

Item 11. Executive Compensation.

The following table sets forth information regarding the annual and long-term compensation paid by us to our Chief Executive Officer, our three other executive officers and two former executive officers for services rendered during the three years ended December 31, 2004.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation(1) ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts(2) ($)	All Other Compensation(3) ($)
Collin J. D’Silva President and Chief Executive Officer	2004 2003 2002	140,568 142,308 200,000	— — —	— — —	— — —	— — —	— — —	15,311 5,927 6,113

Michael A. Summers (4) Chief Financial Officer	2004 2003 2002	54,578 — —	— — —	— — —	— — —	— — —	— — —	1,135 — —

Mitchell L. Murphy Vice President, Secretary and Treasurer	2004 2003 2002	135,544 120,000 100,538	— — —	— — —	— — —	— 50,000 —	— — —	14,468 5,986 8,412

Keith A. Johnson (5) Vice President, General Counsel	2004 2003 2002	135,392 135,000 112,673	— — —	— — —	— — —	25,000 65,000 35,000	— — —	10,890 4,776 35,036

John L. Allbery (6) Former Executive Vice President	2004 2003 2002	129,693 200,000 200,000	— — —	— — —	— — —	— 50,000 —	— — —	3,893 6,444 17,473

Michael J. Draper (7) Former Chief Financial Officer	2004 2003 2002	59,928 122,731 102,951	— — —	— — —	— — —	— 75,000 7,500	— — —	938 6,873 5,481

(1)	No disclosure is required in this column pursuant to applicable Securities and Exchange Commission regulations, as the aggregate value of items covered by this column does not exceed the lesser of $50,000 or 10% of the annual salary and bonus shown for each respective executive officer named.
(2)	We do not have a long-term incentive plan as defined in Item 402 of Regulation S-K under the Securities Exchange Act of 1934, as amended.
(3)	These amounts consist of accrued vacation to be taken in the future or paid in cash upon termination of employment, 401(k) Company matching contributions, reimbursed moving expenses and auto allowances, as applicable.
(4)	Mr. Summers joined the Company and assumed the role of Chief Financial Officer on July 31, 2004.
(5)	Mr. Johnson was appointed Vice President, General Counsel by the Board of Directors effective April 4, 2002.
(6)	Mr. Allbery was appointed Executive Vice President by the Board of Directors effective May 23, 2001. He resigned from the Company on July 23, 2004.
(7)	Mr. Draper resigned as Chief Financial Officer effective March 31, 2004.

Options/SAR Grants in Last Fiscal Year

The Compensation Committee may grant either qualified or non-qualified stock options to the officers and employees of the Company and nonqualified stock options to nonemployee directors and advisors under our stock option plan. The following table shows the options granted during 2004 to those executive officers of the Company whose compensation is reported in the Summary Compensation Table.

					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options/SARs Granted (#)(1)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
Keith A. Johnson	25,000	6.9%	$1.32	5/21/2014	$21,000	$53,000

(1)	The exercise price of all options granted to executive officers during fiscal 2004 is equal to the fair market value of our common stock on the date of grant. Each option expires ten years from the date of grant. No stock appreciation rights (SARs) may be granted under our stock option plan.
(2)	The dollar amounts set forth under these columns are the result of calculations of assumed appreciation in the price of our common stock at these annual rates from the respective dates of the grant to the respective expiration dates of the options. These assumptions are not intended to forecast future price appreciation of our common stock. The market price of our common stock may increase or decrease in value over the time period set forth above.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table sets forth certain information concerning the number of exercised and unexercised options and the value of such options at the end of 2004 held by the executive officers and two former executive officers of the Company whose compensation is reported in the Summary Compensation Table.

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise(#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options/SARs at Year End(#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at YearEnd($)(1) Exercisable/ Unexercisable
Collin J. D’Silva	—	—	—	—
Michael A. Summers	—	—	—	—
Mitchell L. Murphy	—	—	146,000 / 4,000	$0 / $0
Keith A. Johnson	—	—	72,917 / 87,083	$0 / $0
John L. Allbery	—	—	0 / 0	$0 / $0
Michael J. Draper	—	—	61,253 / 0	$0 / $0

(1)	Based on the difference between the closing sale price of the Common Stock on the exercise date or December 31, 2004 and the related option exercise price.

Compensation of Directors

Directors who are also our officers or affiliates are not separately compensated for serving on the Board of Directors other than reimbursement for out-of-pocket expenses related to attendance at board and committee meetings. Independent directors are paid an annual retainer of $12,000. In addition, they receive a fee of $1,200 for attending meetings in person, or $600 for participating in a meeting by teleconference, as well as reimbursement for out-of-pocket expenses related to attendance at board and committee meetings. Independent directors serving on any committee of the Board of Directors are paid an additional annual retainer of $2,500, except that, effective January 1, 2004, the additional retainer paid to independent directors serving on the Audit Committee was increased to $5,000.

Our non-employee and non-affiliated directors are issued options to purchase 15,000 shares of common stock under our stock option plan upon initial appointment to the Board. For options granted prior to March 28, 2003, such options vest at the rate of 20% per year of service on the Board. Additional grants were made from time to time so that each non-employee director would hold 15,000 unvested options at any time. Effective March 28, 2003, the options granted to a non-employee and non-affiliated director upon initial appointment to the Board vest at the rate of 33 1/3% per year of service on the Board. Additional grants of options to purchase 5,000 shares of common stock will be made on a date reasonably close to each anniversary of such director’s appointment to the Board to be determined by the Compensation Committee in its sole discretion, with such options vesting on the third anniversary of the grant. All options granted to non-employee directors have exercise prices that represented or exceeded the fair market value of our stock on the grant date. Exercise prices on outstanding options granted to our non-employee directors range from $2.37 to $13.00 per share.

Long-Term Incentive Plans and Other Matters

We do not maintain a long-term incentive plan or pension plan (as defined in Item 402 of SEC Regulation S-K) for its executive officers and has not repriced any options or SARs for any executive officer during the last fiscal year.

Stock Option and Other Compensation Plans

Stock Option Plan. Our Fourth Amended and Restated 1997 Stock Option Plan allows us to grant options to our employees, directors and advisors, which gives them the right to buy our common stock at a fixed price, even if the market value of our stock goes up. The Compensation Committee of our Board of Directors administers our stock option plan and it has the sole authority to set the number, exercise price, term and vesting provisions of the options granted under the plan, except that any award made to a director serving on the Compensation Committee must be ratified by a majority of the entire Board of Directors. Under the terms of the plan, the exercise price of an incentive stock option, as defined under the Internal Revenue Code of 1986, as amended, cannot be less than the fair market value of our common stock on the date the option is granted. In general, options will expire if not exercised within ten years from the date they are granted. The Compensation Committee may also require that an option holder remain employed by us for a specified period of time before an option may be exercised. The committee establishes these “vesting” provisions on an individual basis. The Compensation Committee will also decide whether options will be nonqualified options or structured to be qualified options for U.S. income tax purposes. Either incentive or nonqualified stock options may be granted to employees, but only nonqualified stock options may be granted to our non-employee directors and advisors. Options for a maximum of 7,000,000 shares may be granted under the plan. Outstanding options for a total of 5,042,269 shares of our common stock are outstanding at the Record Date, of which 4,150,845 may be exercised at this time. Outstanding options have exercise prices ranging from $1.09 to $13.00 per share.

Under the terms of our stock option plan, any options not vested will become immediately vested if the option holder dies, becomes permanently disabled or retires. If an option holder voluntarily resigns, any options not vested as of the date of resignation will terminate and all rights will cease, as determined by the Compensation Committee and documented in the option grant documents. In the event an option holder’s employment, board membership or status as an advisor is terminated for cause, the option holder’s right to exercise an option, whether or not vested, will immediately terminate and all rights will cease, unless the Compensation Committee determines otherwise.

Employee Savings Plan. We have established an employee savings plan that is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. This plan allows for voluntary contributions up to statutory maximums by eligible employees. We match a specific proportion of these contributions, subject to limitations imposed by law. We may make additional contributions to the savings plan on behalf of our employees if our Board of Directors decides to do so. During each of three years ended December 31, 2004, we contributed approximately $0.5 million to the savings plan on behalf of our employees.

Employee Stock Purchase Plan. Our Second Amended and Restated 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) has been structured to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. Additionally, the Stock Purchase Plan authorizes the Compensation Committee of the Board of Directors to adopt sub-plans designed to achieve desired tax and other objectives in locations outside the United States. Up to 500,000 shares of our common stock may be issued during the term of the Stock Purchase Plan that is defined as December 1, 2001 through November 30, 2006. Employees will be able to voluntarily participate in the Stock Purchase Plan through payroll deductions. Such deductions will accumulate during the participation periods, defined as three month periods. On the first business day of each participation period, each participant will be deemed to have been granted an option to purchase common stock at 85% of its fair market value as measured by the closing price of the stock on either the first or last business day of the participation period, whichever is lower. The number of shares to be purchased is based upon the participant’s elected withholding amount. At the end of each participation period such option is automatically exercised.

Employment Agreements

We have entered into employment agreements with our Chief Executive Officer, Collin J. D’Silva, our Chief Financial Officer, Michael A. Summers and our Vice President and General Counsel, Keith A. Johnson. However, effective May 1, 2005, Mr. Johnson will no longer continue as an executive officer of the Company. The employment agreements with Messrs. D’Silva and Summers require these executives to devote their full time to our business activities, provided that they may serve as directors of or consultants to other companies that do not compete with us and for nonprofit corporations, civic organizations, professional groups and similar entities. These executives are not allowed to compete with us during the term of their employment and for one year after they are no longer our employee. Each agreement contains provisions under which these executive officers have agreed to maintain the confidentiality of information concerning us and which prohibits them from disclosing confidential information about our business to people outside of the Company, except for proper business purposes.

The employment agreement with Mr. D’Silva has a term of 22 months expiring December 2006. The employment agreement with Mr. Summers has an initial term of three years expiring July 2007. Each of these agreements may be extended unless we or the employee, as the case may be, give notice of an intention not to renew. If one of these officers is terminated for reasons other than an act of serious misconduct, the officer will be entitled to severance pay in an amount equal to his then current base annual salary.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This table shows the beneficial ownership of our common stock by our directors, by those of our executive officers who are named in the Summary Compensation Table, by all of our current executive officers and directors as a group, and by each person we believe beneficially owns more than 5% of our outstanding common stock as of March 28, 2005, the record date established for our Annual Meeting of Stockholders. Each stockholder named in this table has sole voting and investment power over the shares he beneficially owns, and all such shares are owned directly by the stockholder unless otherwise indicated. Stock ownership information of persons other than our executive officers and directors is based on Schedules 13D, 13F or 13G filed with the Securities and Exchange Commission.

Name	Number of Shares Beneficially Owned		Percent of Class
Directors and Executive Officers
Collin J. D’Silva, Director, President and Chief Executive Officer	4,656,154	(1)	13.6%
Michael A. Summers, Chief Financial Officer	50,000	(2)	*
Mitchell L. Murphy, Vice President, Secretary and Treasurer	150,000	(3)	*
Keith A. Johnson, Vice President, General Counsel	72,917	(4)	*
Gregory J. Duman, Director	240,400	(5)	*
Jeffrey L. Sklar, M.D., Ph.D., Director	24,000	(6)	*
Roland J. Santoni, Director	25,000	(7)	*
Parag Saxena, Director	0	(8)	*
Gregory T. Sloma, Director	10,000	(9)	*
All directors and executive officers as a group (9 persons)	5,228,471	(10)	15.3

Other Shareholders
Kopp Investment Advisors, Inc.	8,723,680	(11)	25.5
Mazama Capital Management, LLC	4,054,932	(12)	11.8
INVESCO Private Capital, Inc.	2,292,426	(13)	6.7

*	Represents less than 1% of the outstanding Common Stock of the Company.
(1)	Includes 1,400,000 shares owned by the Arthur P. D’Silva Trust, of which Collin J. D’Silva is the sole trustee and 484,616 shares owned by D’Silva, LLC, of which Mr. D’Silva is the managing member.

(2)	Consists of vested options to purchase 50,000 shares at $1.09. Mr. Summers also holds unvested options to purchase an additional 50,000 shares at $1.09.
(3)	Consists of 4,000 shares owned by Mr. Murphy and vested options to purchase 50,000 shares at $5.00 per share, 8,000 shares at $11.94 per share, 2,500 shares at $9.91 per share, 8,000 shares at $6.38 per share, 27,500 shares at $6.24 per share and 50,000 shares at $1.92 per share. Mr. Murphy also holds unvested options to purchase an additional 2,000 shares at $11.94 per share and 2,000 shares at $6.38 per share.
(4)	Consists of vested options to purchase 26,500 shares at $6.16 per share, 11,667 shares at $1.92 per share, 10,000 shares at $1.88 per share and 25,000 shares at $1.32 per share. Mr. Johnson also holds unvested options to purchase an additional 8,750 shares at $6.16 per share, 23,333 shares at $1.92 per share and 20,000 shares at $1.88 per share.
(5)	Consists of 25,400 shares owned by Mr. Duman and vested options to purchase 12,000 shares at $10.00 per share and 200,000 shares at $6.00 per share. Mr. Duman also holds unvested options to purchase an additional 3,000 shares at $10.00 per share, and 5,000 shares at $2.57 per share.
(6)	Consists of vested options to purchase 15,000 shares at $5.00 per share and 9,000 shares at $13.00 per share. Dr. Sklar also holds unvested options to purchase an additional 3,000 shares at $6.38 per share, 6,000 shares at $6.16 per share and 5,000 shares at $2.57 per share.
(7)	Consists of 2,500 shares owned by Mr. Santoni and vested options to purchase 17,500 shares at $10.00 per share and 5,000 shares at $2.57 per share. Mr. Santoni also holds unvested options to purchase an additional 3,000 shares at $6.16 per shares, 3,000 shares at $6.00 per share and 5,000 shares at $2.57 per share.
(8)	Mr. Saxena holds unvested options to purchase 15,000 shares at $1.09 per share.
(9)	Consists of vested options to purchase 10,000 shares at $2.57 per share. Mr. Sloma also holds unvested options to purchase an additional 5,000 shares at $2.57 per share.
(10)	Includes vested options to acquire 540,417 shares of common stock.
(11)	The address of Kopp Investment Advisors, Inc. is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435.
(12)	The address of Mazama Capital Management, LLC is One Southwest Columbia Street, Suite 1500, Portland Oregon 97258.
(13)	These shares are held by entities affiliated with INVESCO Private Capital, Inc., which disclaims beneficial ownership of these shares. The address of INVESCO Private Capital, Inc. is 1166 Avenue of the Americas, New York, New York 10036.

Equity Compensation Plan Information

The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of December 31, 2004:

	(a)	(b)	(c)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,088,037	$5.09	867,727
Equity compensation plans not approved by security holders	—	—	—

Total	5,088,037	$5.09	867,727

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The following fees were billed by Deloitte & Touche LLP to us for professional services provided during 2004 and 2003:

Audit Fees. Deloitte & Touche LLP billed us a total of $250,000 and $227,000 in 2004 and 2003, respectively, for professional services rendered for the audit of our annual financial statements for those fiscal years and to review our interim financial statements included in Quarterly Reports on Form 10-Q filed by us with the SEC during those years.

Audit-Related Fees. Deloitte & Touche LLP billed us a total of $42,000 and $46,000 in 2004 and 2003, respectively, for audit-related services. Audit-related services generally include fees for the audits of our employee benefit plans and fees incurred in connection with services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings and research consultation on proposed transactions.

Tax Fees. Deloitte & Touche LLP billed us a total of $44,000 and $33,000 in 2004 and 2003, respectively, for tax services. Tax services consisted primarily of planning, advice and compliance, or return preparation, for U.S. federal, state and local, as well as international jurisdictions.

All Other Fees. Deloitte & Touche LLP did not render any services other than the services described under the above captions in 2004 and 2003.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

3.	Exhibits. The following exhibits were filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TRANSGENOMIC, INC.

By:	/s/ COLLIN J. D’SILVA
Collin J. D’Silva, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 2nd day of May 2005.

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