Form 10-Q
period 2005-03-31
TRANSGENOMIC INC
filed 2005-05-26
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934,    Yes  ☐    No  ☒

As of May 13, 2005, the number of shares of common stock outstanding was 34,234,922.

TRANSGENOMIC INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,498	$1,002
Accounts receivable (net of allowances for bad debts of $1,030 and $1,051, respectively)	8,327	10,197
Inventories	4,957	5,366
Prepaid expenses and other current assets	1,142	1,343

Total current assets	15,924	17,908
PROPERTY AND EQUIPMENT:
Land and buildings	2,367	2,427
Equipment	19,113	19,263
Furniture and fixtures	5,948	5,781

	27,428	27,471
Less: accumulated depreciation	14,719	13,946

	12,709	13,525
GOODWILL	638	638
OTHER ASSETS	5,065	5,387

	$34,336	$37,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,404	$3,431
Other accrued expenses	4,765	7,318
Accrued compensation	1,024	636
Line of credit	5,739	6,514
Current portion of long-term debt	225	825

Total current liabilities	15,157	18,724
Long-term debt	1,761	2,199

Total liabilities	16,918	20,923
COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 34,234,922 and 29,330,874 shares outstanding, respectively	348	299
Additional paid-in capital	124,989	120,798
Accumulated other comprehensive income	2,074	2,539
Accumulated deficit	(109,993)	(107,101)

Total stockholders’ equity	17,418	16,535

	$34,336	$37,458

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2005	2004
NET SALES	$7,373	$8,629
COST OF GOODS SOLD	4,400	5,768

Gross profit	2,973	2,861
OPERATING EXPENSES:
Selling, general and administrative	3,592	4,245
Research and development	606	1,929

	4,198	6,174

LOSS FROM OPERATIONS	(1,225)	(3,313)
OTHER INCOME (EXPENSE):
Interest expense (including net expense of $1,438 and $460, respectively associated with amortization of debt premiums and discounts)	(1,655)	(589)
Other—net	(8)	(54)

	(1,663)	(643)

LOSS BEFORE INCOME TAXES	(2,888)	(3,956)
CURRENT INCOME TAX EXPENSE (BENEFIT)	4	(97)

NET LOSS	$(2,892)	$(3,859)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.13)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	29,984,491	28,728,230

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2005	2004 (As restated, See Note L)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,892)	$(3,859)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,049	1,202
Non-cash financing costs	1,438	460
(Gain)/Loss on sale of securities	—	27
Other	3	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,769	423
Inventories	323	(344)
Prepaid expenses and other current assets	189	(416)
Accounts payable	12	(100)
Accrued expenses	(2,104)	(1,242)

Net cash flows from operating activities	(213)	(3,849)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset sales	100	—
Proceeds from sale of available for sale securities	—	933
Purchase of property and equipment	(387)	(435)
Change in other assets	68	(68)

Net cash flows from investing activities	(219)	430
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	1,161	3,423
Proceeds from long-term debt	—	2,750
Payments on long-term debt	(178)	(1,744)
Issuance of common stock, net of expenses	3	17

Net cash flows from financing activities	986	4,446
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(58)	(39)

NET CHANGE IN CASH AND CASH EQUIVALENTS	496	988
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,002	1,241

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,498	$2,229

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$171	$85
Income taxes, net	4	(96)
Non-cash transactions:
Available for sale securities acquired for goods and services	—	959
Conversions of debt to equity	2,579	2,000

See notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

A. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring items) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2004, that are included in the Company’s annual report on Form 10-K, as amended.

The Company has experienced recurring net losses and had an accumulated deficit of $109,993 at March 31, 2005. Based on the Company’s 2005 operating plan, management believes its existing sources of liquidity will be sufficient to meet its cash needs during 2005. If necessary, the Company’s management believes they can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2005 would likely delay implementation of the Company’s business plan. Additionally, management may pursue additional financing alternatives. Ultimately, the Company must achieve sufficient revenue levels to support its cost structure.

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

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during each of the three months ended March 31, 2005 and 2004.

	Beginning Balance	Additional Charges to Income	Deductions from Reserve	Ending Balance
Three Months Ended March 31, 2005	$1,051	—	21	$1,030
Three Months Ended March 31, 2004	$549	17	16	$550

Revenue Recognition.

Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period. At March 31, 2005 and December 31, 2004, deferred revenue, mainly associated with the Company’s service contracts, included on the Company’s balance sheet was approximately $1,765 and $1,478, respectively.

During the three months ended March 31, 2004, the Company recognized approximately $196 of product sales under bill-and-hold arrangements. Under these arrangements, the customer had accepted title and risk of ownership

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

to the product, but had requested that the Company store the product on behalf of the customer, in a rented freezer, until the three months ended June 30, 2004. There were no sales recognized during the three months ended March 31, 2005 under bill-and-hold arrangements.

Stock Based Compensation.

The Company accounts for its employee stock option grants under the provisions of Accounting Principles Board Opinion No. 25 (“APB”), Accounting for Stock Issued to Employees, which utilizes the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the stock option exercise price. Stock option grants to non-employees are accounted for using the fair value method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes model.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net Loss:
As reported	$(2,892)	$(3,859)
Pro forma	(3,175)	(4,123)
Basic and diluted loss per share:
As reported	(0.10)	(0.13)
Pro forma	(0.11)	(0.14)

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments decreased net loss approximately $200 and $120 for the three months ended March 31, 2005 and 2004, respectively.

Earnings Per Share.

Basic earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and warrants or conversion of convertible notes, where dilutive.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No.123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. The Company expects to adopt this standard on January 1, 2006. The Company is currently assessing the final impact of this standard on its financial position, results of operations or cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to compensation strategies.

On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 will be effective at the beginning of 2006. The Company is currently assessing the final impact of this standard on its financial position, results of operations or cash flows.

Use of Estimates.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. INVENTORIES

Inventories consisted of the following at March 31, 2005 and December 31, 2004:

	BioSystems Operating Segment		Nucleic Acids Operating Segment		Total
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004

Finished goods	$2,336	$2,637	$2,855	$2,380	$5,191	$5,017
Raw materials and work in process	728	780	1,679	2,275	2,407	3,055
Demonstration inventory	147	153	—	—	147	153

	3,211	3,570	4,534	4,655	7,745	8,225
Less inventory classified as a long-term asset	—	—	2,788	2,859	2,788	2,859

Net inventory	$3,211	$3,570	$1,746	$1,796	$4,957	$5,366

The Nucleic Acids operating segment inventory at March 31, 2005 and December 31, 2004 consisted primarily of phosphoramadites and the raw materials to produce phosphoramadites which are used and produced at the Company’s facility in Glasgow, Scotland. As of March 31, 2005, the Company has classified a portion of this inventory as a long-term other asset based on its existing sales forecasts for these products.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

C. GOODWILL

At March 31, 2005 and December 31, 2004, goodwill by operating segment consisted of the following:

	Biosystems Operating Segment	Nucleic Acids Operating Segment	Total
Balance December 31, 2004	$638	$0	$638
Adjustments	0	0	0

Balance March 31, 2005	$638	$0	$638

D. OTHER ASSETS

At March 31, 2005 and December 31, 2004, finite lived intangible assets and other assets consisted of the following:

	March 31, 2005			December 31, 2004
	Cost	Accumulated Reserve	Net Book Value	Cost	Accumulated Reserve	Net Book Value
Capitalized software	$2,132	$1,646	$486	$2,132	$1,468	$664
Intellectual property	765	490	275	765	476	289
Patents	1,073	200	873	1,071	194	877
Deferred financing costs	393	48	345	576	183	393
Long term inventory	4,797	2,009	2,788	4,797	1,938	2,859
Other	449	151	298	452	147	305

Total	$9,609	$4,544	$5,065	$9,793	$4,406	$5,387

Amortization expense for intangible assets was approximately $249 and $243 during the three months ended March 31, 2005 and 2004, respectively. Amortization expense for intangible assets is expected to be approximately $763 for the remainder of 2005, $342 in 2006, $330 in 2007, $62 in 2008, $133 in 2009, $133 in 2010 and $26 in 2011

E. DEBT

At March 31, 2005 and December 31, 2004, debt consisted of the following:

	March 31, 2005	December 31, 2004
Credit Line (“Credit Line”) with Laurus Master Funds, Ltd (“Laurus”)
Gross amount due (2% above prime or 7.75% and 6.75% at March 31, 2005 and 2004, respectively, due December 2006)	$5,230	$5,948
Debt premium	598	1,004
Debt discount - warrants	(74)	(85)
Debt discount - beneficial conversion premium	(15)	(353)

	$5,739	$6,514

Long-Term Debt with Laurus (“Term Note”)
Convertible debt (2% above prime or 7.75% and 6.75% at March 31, 2005 and 2004, respectively, due February 2007)	$1,675	$2,550
Debt Premium	311	474
Less current portion	(225)	(825)

	$1,761	$2,199

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

On March 18, 2005, Laurus agreed to extend the borrowing base waiver on the Credit Line until March 31, 2006. In connection with this extension, the Company agreed to allow Laurus to convert $1,879 of the outstanding principal balance under the Credit Line into 3,600,000 shares of its common stock at $0.52 per share. In addition, on March 24, 2005 the Company agreed to allow Laurus to convert $650 of the outstanding principal balance of the Term Note into 1,250,000 shares of common stock at $0.52 per share. Laurus agreed to apply this Term Note conversion against substantially all remaining 2005 scheduled principal payments on such loan. The closing market price of the Company’s common stock the day before each of these conversions was $0.58 per share. No other provisions of our Credit Line or Term Note (collectively, the “Laurus Loans”) were modified, including the $1.00 conversion price for remaining debt. In conjunction with these conversions we accelerated amortization of $409 of related debt premiums and discounts and recorded a charge of $1,365 related to fair value of incremental shares received by Laurus.

Interest expense consisted of the following:

	Three Months Ended March 31,
	2005	2004
Interest paid or accrued on outstanding debt	$171	$85
Amortization of debt premiums	(568)	—
Amortization of debt discounts – warrants	11	—
Amortization of debt discount – beneficial conversion feature	629	460
Fair value of incremental shares received by Laurus	1,365	—
Other	47	44

	$1,655	$589

Principal repayments under the Term Note are scheduled as follows: $0 for the remainder of 2005, $875 in 2006, and $800 in 2007.

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

The Company is subject to a number of other claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of all claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, after considering amounts already reflected in the consolidated financial statements.

The Company leases certain equipment, vehicles and operating facilities. The Company’s leases related to its operating facilities currently expire on various dates through 2010. At March 31, 2005, the future minimum lease payments required under non-cancellable lease provisions are approximately $1,092 for the remainder of 2005, $1,384 in 2006, $441 in 2007, $187 in 2008, $191 in 2009, and $181 in 2010. Rent expense related to all operating leases for the three months ended March 31, 2005 and 2004 was approximately $237 and $585, respectively.

At March 31, 2005, the Company had firm commitments totaling $477 to a vendor to purchase components used in WAVE Systems.

G. INCOME TAXES

Income tax recorded during the three months ended March 31, 2005 and 2004 related to income taxes in states, foreign countries and other local jurisdictions offset by refunds received.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months ended March 31, 2005 or 2004 based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of March 31, 2005 and December 31, 2004, the Company’s deferred tax assets were offset by a valuation allowance of approximately $39,417 and $38,287, respectively.

H. STOCKHOLDERS’ EQUITY

During three months ended March 31, 2005, the Company issued 4,900,000 shares of common stock in conjunction with conversions under the Laurus Loans.

Date	Price	Shares Issued	Proceeds	Facility	Applied To
January 2005	$1.00	50,000	$50	Term Note	Principal
March 2005	$0.52	3,600,000	1,879	Credit Line	Principal
March 2005	$0.52	1,250,000	650	Term Note	Principal

		4,900,000	$2,579

I. STOCK OPTIONS

During the three months ended March 31, 2005, the Company granted 172,500 options at an exercise price of $1.09 per share. The following table summarizes activity under the 1997 Stock Option Plan during the three months ended March 31, 2005.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2004	5,088,037	$5.09
Granted	172,500	$1.09
Exercised	—	—
Forfeited	(218,268)	$4.94

Balance at March 31, 2005	5,042,269	$4.96

Exercisable at March 31, 2005	4,150,845	$5.50

The weighted average fair value of options granted during the three months ended March 31, 2005 was $0.59 per share. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted three months ended March 31, 2005: no common stock dividends; risk-free interest rates of 4.14% to 4.79%; 85% volatility; and an expected option life of 3 years. At March 31, 2005, the weighted average remaining contractual life of options outstanding was 5.2 years.

The following table summarizes information about options outstanding as of March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in years)
$ 1.00—$ 1.30	539,168	7.9	$1.23	196,676	$1.24
$ 1.31—$ 2.60	966,500	8.0	$1.88	538,183	$1.89
$ 2.61—$ 3.90	35,000	7.6	$2.90	23,334	$2.90
$ 3.91—$ 5.20	2,101,700	2.8	$5.00	2,101,700	$5.00
$ 5.21—$ 6.50	739,250	6.1	$6.15	676,101	$6.15
$ 6.51—$ 9.10	10,000	6.1	$9.00	10,000	$9.00
$ 9.11—$10.40	355,920	6.0	$9.87	347,920	$9.87
$10.41—$13.00	294,731	5.2	$12.82	256,931	$12.83

	5,042,269	5.2	$4.96	4,150,845	$5.50

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

J. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

The BioSystems operating segment generates revenue from the sale of automated instrument systems and associated consumable products and services. This segment’s products are based upon two of the Company’s three core competencies: separations chemistries and enzymology. Specifically, this segment’s main products are the WAVE system, related bioconsumables and research services.

The Nucleic Acids operating segment generates revenue from the sale of products and services based upon all three of the Company’s core competencies: nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segment’s main products are nucleic acid building blocks or “phosphoramidites,” fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

The following table sets forth net sales and operating income (loss) by segment.

	Three Months Ended March 31
	2005	2004
Net Sales
BioSystems	$6,927	$6,385
Nucleic Acids	446	2,244

Total	$7,373	$8,629

Income (Loss) from operations
BioSystems	$580	$(517)
Nucleic Acids	(732)	(1,382)
Corporate	(1,073)	(1,414)

Total	$(1,225)	$(3,313)

During the three months ended March 31, 2005, sales to Novartis Pharmaceuticals, Inc. totaled $717 and represented 10% of net sales within the BioSystems Operating segment and 10% of total consolidated net sales.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

During the three months ended March 31, 2004, sales to Geron Corporation (“Geron”) totaled $722 and represented 32% of net sales within our Nucleic Acids operating segment and 8% of total consolidated net sales. In the first quarter of 2004, the Company entered into addendums to an existing supply agreement with Geron. The addendums allowed Geron to pay for products being manufactured by the Company under the addendum with Geron common stock. The following is a summary of Geron shares received and sold by the Company during the three months ended March 31, 2005 and 2004.

Date Received	Shares	Value	Date Sold	Proceeds	Gain (Loss)
January 2004	85,855	$959	February 2004	$932	$(27)
March 2004	33,662	$289	July 2004	$263	$(26)

Subsequent to March 31, 2005, Geron issued 101,801 shares valued at $608 as a prepayment for products that are expected to be completed in the second half of 2005. These shares were sold during the second quarter of 2005 for $617 resulting in a gain of $9.

K. RESTRUCTURING PLAN

The Company had accrued expenses associated with its 2004 restructuring plan of $931 and $1,909 at March 31, 2005 and December 31, 2004, respectively. The balance at March 31, 2005 relates primarily to future rents on closed facilities (net of projected sublease rents) of which $602 is expected to be paid during the remainder of 2005 and $329 in 2006 and thereafter.

L. RESTATEMENTS OF CONSOLIDATED STATEMENTS OF CASH FLOWS

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2004, the Company’s management determined that it had incorrectly included the amortization of software development costs within net cash flows from investing activities rather than within net cash flows from operating activities.

As a result, the Company’s unaudited consolidated statement of cash flows for the three months ended March 31, 2004 have been restated from the amounts previously reported to correct these errors. This restatement had no impact on the Company’s consolidated balance sheets or consolidated statements of operations. The impact of this restatement on the consolidated statements of cash flows is as follows: (dollars in thousands):

	As of March 31, 2004
	As Previously Reported	As Restated
Depreciation and amortization	$1,048	$1,202
Net cash flows from operating activities	(4,003)	(3,849)

Change in other assets	86	(68)
Net cash flows from investing activities	584	430

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis gives effect to the restatement of our statements of cash flows for the quarter ended March 31, 2004, as discussed in Note L to the accompanying unaudited consolidated financial statements.

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

Our technologies center around three core competencies: separation chemistries, enzymology, and nucleic acid chemistries. In our first core competency, separations chemistry, we employ novel chemistries for separating nucleic acids, proteins, peptides, amino acids and carbohydrates. Our most significant separation technology is currently embodied in the WAVE System. The WAVE System is a versatile instrument that can be used for genetic variation detection, size-based double-strand DNA separation and analysis, single-strand DNA separation and analysis and DNA purification. The WAVE System requires the use of various consumable products that we manufacture and sell separately.

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

Our operations are managed based upon the nature of the products and services provided. Accordingly, we operate in two reportable segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income or loss. See the Notes to the accompanying consolidated financial statements for detailed segment information.

To respond to changes in the overall business climate and our liquidity position, we instituted significant changes during the fourth quarter of 2004 designed to, among other things, better align our cost structure with projected revenues, focus on opportunities in our BioSystems operating segment, and minimize the adverse financial effect of our Nucleic Acids operating segment. Specifically, during the fourth quarter of 2004, we sold our manufacturing facility in Boulder, Colorado and implemented a restructuring plan (the “2004 Restructuring Plan”). While the primarily goals of these changes were to provide the foundation for a self-sustaining, growth-oriented company with positive cash flows and earnings, there can be no assurance that we can achieve these goals.

Executive Summary

An increasing installed base and strong performance from Discovery Services, fueled 8% revenue growth in our BioSystms operating segment during the first quarter of 2005 compared to the same period of 2004. Revenues from our Nucleic Acids operating segment did not meet our expectations during the quarter; however, amendments recently executed with Geron Corporation (“Geron”) and other customers provide significant backlog for the remainder of 2005.

Expenses for the first quarter of 2005 reflect the benefits we expected to receive from the sale of our Boulder, Colorado facility and the 2004 Restructuring Plan. Our loss from operations of $1.23 million (including depreciation and amortization expense of $1.05 million) and cash flows used by operations of $0.21 million ranked among the best quarters since our initial public offering in 2000, and demonstrated significant progress toward our goal of generating positive operating and net cash flows. Foreign currency charges totaling $0.20 million during the quarter were not expected and adversely affected our loss from operations and cash flows from operations. We spent $0.94 million during the quarter to fund our 2004 Restructuring Plan, which also adversely affected cash flow from operations. These restructuring costs were expected and had been previously accrued. We are assessing strategies to effectively manage our foreign exchange risk (which could be significant) and do not expect cash paid for restructuring costs to recur at these levels.

Our liquidity and working capital positions improved during the first quarter of 2005 due principally to conversions of borrowing under our credit line (“Credit Line”) and term note (“Term Note”) (collectively, the “Laurus Loans”) with Laurus Master Fund, Ltd. (“Laurus”) totaling $2 million into common stock. The accounting effects of conversions and modifications to the Laurus Loans had an adverse effect on our reported results. Interest expense during the quarter totaled $1.66 million, representing an effective annual interest yield approaching 100%. However, interest actually paid or accrued on this debt totaled only $0.17 million. The remainder of the expense related primarily to net amortization of discounts and premiums plus non-cash charges associated with the aforementioned conversion of Laurus Loans into shares of our common stock. We continue to evaluate alternatives to simplifying our capital structure and enhancing the transparency of reported results.

Results of Operations

Changes in Results of Operations

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
	(Dollar in thousands)
Net Sales
Bioinstruments	$3,863	$3,867	$(4)	—%
Bioconsumables	2,274	2,169	105	5%
Discovery Services	790	349	441	126%

Total BioSystems operating segment	6,927	6,385	542	8%
Chemical Building Blocks	446	1,565	(1,119)	(72)%
Specialty Oligonucleotides	—	679	(679)	(100)%

Total Nucleic Acids operating segment	446	2,244	(1,798)	(80)%

Total Net Sales	7,373	8,629	(1,256)	(15)%
Cost of Goods Sold
Bioinstruments	1,825	1,546	279	18%
Bioconsumables	1,115	921	194	21%
Discovery Services	550	329	221	67%

Total BioSystems operating segment	3,490	2,796	694	25%
Chemical Building Blocks	910	1,458	(548)	(38)%
Specialty Oligonucleotides	—	1,514	(1,514)	(100)%

Total Nucleic Acids operating segment	910	2,972	(2,062)	(69)%

Total Cost of Goods Sold	4,400	5,768	(1,368)	(24)%
Selling, General and Administrative Expenses	3,592	4,245	(653)	(16)%
Research and Development Expenses	606	1,929	(1,323)	(69)%
Other Income (Expense)	(1,663)	(643)	(1,020)	(159)%

Three Months Ended March 31, 2005 and 2004

Net Sales. Net sales for the quarter ended March 31, 2005 decreased $1.26 million or 15% from the same period of 2004 as a result of a $0.54 million or 8% increase in sales in our BioSystems operating segment offset by a $1.80 million or 80% decrease in sales in our Nucleic Acids operating segment.

The increase in sales in our BioSystems operating segment resulted from increases in sales of bioconsumables of $0.10 million or 5% and Discovery Services of $0.44 million or 126%. These increases were offset by the slight decrease in sales of bioinstruments. WAVE Systems sold totaled 23 during the quarter ended March 31, 2005 compared to 32 in during the same period of 2004. The selling prices of our instruments vary based on the specific model and optional accessories. We had an installed base of approximately 1,216 units at March 31, 2005 compared to 1,193 units at December 31, 2004. The increase in the installed base of instruments continues to drive increases in sales of bioconsumables used with these instruments. The increase in Discovery Services revenue during 2005 was primarily attributable to the discovery services agreements that we entered into with pharmaceutical companies to support their clinical development of oncology therapeutics. We plan to continue to seek opportunities to provide genetic variation discovery and analysis services to pharmaceutical and other customers and believe that these services provide us a significant opportunity to expand revenues in the future. During the three months ended March 31, 2005, Discovery Services sales to Novartis Pharmaceuticals, Inc. (“Novartis”) totaled $0.72 million and represented 10% of net sales within the BioSystems operating segment and 10% of total consolidated net sales. Sales to Novartis may fluctuate substantially from period to period. Future revenues from our BioSystems operating segment would be substantially reduced if Novartis’s need for our products declined.

Nucleic Acids operating segment sales decreased by $1.80 million or 80% during the quarter ended March 31, 2005 compared to the same period of 2004 as a result of the elimination of any sales of specialty oligonucleotides produced by our former facility in Boulder, Colorado. As a result of the sale of this facility in November 2004, we no longer manufacture or sell oligonucleotides. Sales of our chemical building block products produced in our Glasgow, Scotland facility decreased $1.12 million or 72% as a result of lower sales to Geron Corporation (“Geron”). Sales of chemical building blocks to Geron during the first quarter of 2005 totaled $0.05 million compared to $0.72 million during the first quarter of 2004.

During the three months ended March 31, 2004, sales to Geron totaled $0.72 million and represented 32% of net sales within our Nucleic Acids operating segment and 8% of total consolidated net sales. Sales to Geron may fluctuate substantially from period to period. Subsequent to March 31, 2005, Geron issued 101,801 shares valued at $0.61 million as a prepayment for products that are expected to be completed in the second half of 2005.

Costs of Goods Sold. Costs of goods sold include material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs and supplies) associated with our Discovery Services operations. Depreciation expense included in costs of goods sold totaled $0.58 million and $0.57 million during the quarters ended March 31, 2005 and 2004, respectively.

Costs of goods sold during the quarter ended March 31, 2005 decreased $1.37 million or 24% from the same period of 2004 as a result of a $0.69 million or 25% increase in our BioSystems operating segment and a $2.06 million or 69% decrease in our Nucleic Acids operating segment. The overall decrease was primarily attributable to the sale of our oligonucleotide facility and our 2004 Restructuring Plan.

Gross profit was $2.97 million or 40% of total net sales during the first quarter of 2005 compared to $2.86 million and 33% during the same period of 2004. A summary of gross profit by operating segment follows (dollars in thousands):

	Quarter Ended March 31,
	2005		2004
	Gross Profit	Percent of Revenue	Gross Profit	Percent of Revenue
BioSystems operating segment	$3,437	50%	$3,589	56%
Nucleic Acids operating segment	(464)	(104)%	(728)	(33)%

	$2,973	40%	$2,861	33%

We expect gross profits from our BioSystems operating segment to be within historic ranges of 50% to 60%. As a result of the sale of our Boulder, Colorado facility and the 2004 Restructuring Plan, we anticipate that our cost of goods sold will be significantly improved. However, our Nucleic Acids operating segment continues to have excess capacity in its Glasgow, Scotland manufacturing facility that will adversely impact costs of goods sold and gross profit until demand for our Nucleic Acids building block products increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $3.59 million during the quarter ended March 31, 2005 compared to $4.25 million during the same period of 2004, a decrease of $0.66 million or 16%. This decrease related primarily to the 2004 Restructuring Plan, offset by the effects of foreign currency adjustments that totaled $0.20 million and $0.12 million during the quarters ended March 31, 2005 and 2004, respectively. Depreciation expense included in selling, general and administrative expenses totaled $0.18 million and $0.27 million during the quarters ended March 31, 2005 and 2004, respectively.

As a percentage of revenue, selling, general and administrative expenses totaled just over 49% during the quarters ended March 31, 2005 and 2004.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs. These costs totaled $0.61 million during the quarter ended March 31, 2005 compared to $1.93 million during the same period of 2004, a decrease of $1.32 million or 69%. The decrease related primarily to the 2004 Restructuring Plan, which resulted in the elimination of substantially all research and development efforts associated with our Nucleic Acids operating segment. Depreciation expense included in research and development expenses included $0.14 million and $0.21 million during the quarters ended March 31, 2005 and 2004, respectively.

As a percentage of revenue, research and development expenses totaled 8% and 22% of revenue during the quarters ended March 31, 2005 and 2004. We expect to continue to invest a substantial portion of our revenues in research and development activities primarily associated with our BioSystems operating segment. Research and development costs are expensed in the year in which they are incurred.

Other Income (Expense). Other expense during the quarter ended March 31, 2005 of $1.66 million consisted of interest expense of $1.65 million and other net expense of $.01 million. Other expense during the quarter ended March 31, 2004 consisted of interest expense of $0.59 million and other net expense of $0.05 million, which consisted primarily of net investment losses associated with sales of Geron stock.

Interest expense consisted of the following (dollars in thousands):

	Quarter Ended March 31,
	2005	2004
Interest paid or accrued on outstanding debt	$171	$85
Amortization of debt premiums	(568)	—
Amortization of debt discounts – warrants	11	—
Amortization of debt discount – beneficial conversion feature	629	460
Fair value of incremental shares received by Laurus	1,365	—
Other	47	44

	$1,655	$589

The increase in interest paid or accrued on outstanding debt resulted from higher average debt and interest rates during the first quarter of 2005 compared to the same period of 2004. Although average debt was higher in the first quarter of 2005 compared to the same period of 2004, the partial conversion of the Laurus Loans resulted in outstanding debt of $6.9 million at March 31, 2005 compared to $7.2 million at March 31, 2004. Our Credit Line and Term Note had average balances during the quarters ended March 31, 2005 and 2004 of $8.38 million and $5.57 million, respectively, with weighted average interest rates of 7.50% and 7.60%, respectively. The high and low borrowings under our Credit Line during the quarter ended March 31, 2005 were $6.90 million and $4.75 million, respectively.

On March 18, 2005, Laurus agreed to extend the borrowing base waiver on the Credit Line until March 31, 2006. In connection with this extension, the Company agreed to allow Laurus to convert $1.88 million of the outstanding principal balance under the Credit Line into 3,600,000 shares of its common stock at $0.52 per share. In addition, on March 24, 2005 the Company agreed to allow Laurus to convert $650 of the outstanding principal balance of the Term Note into 1,250,000 shares of common stock at $0.52 per share. Laurus agreed to apply this Term Note conversion against substantially all remaining 2005 scheduled principal payments on such loan. The closing market price of the Company’s common stock the day before each of these conversions was $0.58 per share. No other provisions of our Credit Line or Term Note were modified, including the $1.00 conversion price for remaining debt. In conjunction with these conversions we accelerated amortization of $409 of related debt premiums and discounts and recorded a charge of $1.37 million related to the fair value of incremental shares received by Laurus.

Income Tax Expense. Income tax recorded during the three months ended March 31, 2005 and 2004 related to income taxes in states, foreign countries and other local jurisdictions, offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months ended March 31, 2005 or 2004 based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of March 31, 2005 and December 31, 2004, the Company’s deferred tax assets were offset by a valuation allowance of approximately $39,417 and $38,287, respectively.

Liquidity and Capital Resources

Our working capital (deficiency) positions at March 31, 2005 and December 31, 2004 were as follows (amounts are in thousands):

	March 31, 2005	December 31, 2004	Change
Current assets (1)	$15,924	$17,908	$(1,984)
Current liabilities	15,157	18,724	(3,567)

Working capital (deficiency)	$767	$(816)	$1,583

(1)	Current assets include cash and cash equivalents of $1.50 million and $1.00 million at March 31, 2005 and December 31, 2004, respectively. We had $2.27 million and $1.55 million available under our Credit Line at March 31, 2005 and December 31, 2004, respectively.

The improvement in our working capital position during the first quarter of 2005 was due primarily to conversions of $2.53 million of borrowings under our Laurus Loans into shares of our common stock.

We have experienced recurring net losses and had an accumulated deficit of $109,993 at March 31, 2005. Based on our 2005 operating plan, we believe existing sources of liquidity will be sufficient to meet cash needs during 2005. If necessary, we believe we can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2005 would likely delay implementation of our business plan. Additionally, we may pursue additional financing alternatives. Ultimately, we must achieve sufficient revenue levels to support our cost structure.

Laurus Loans. The Credit Line is a $7.50 million line of credit that we entered into with Laurus in December 2003. The term of the Credit Line is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0% (7.75% at March 31, 2005). Funds available under the Credit Line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.00 million related to inventory balances. The Credit Line is secured by most of our assets. Prior to amendments to the Credit Line discussed below, payment of interest and principal could, under certain circumstances, be made with shares of our common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. We could elect to convert only if our shares trade at a price exceeding $2.42 per share for ten consecutive trading days, and such conversion is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of our common stock. Upon entering into the Credit Line, we issued warrants to Laurus to acquire 550,000 shares of the our common stock at an exercise price exceeding the average trading price of our common stock over the ten trading days prior to the date of the warrant.

In February 2004, we entered into the $2.75 million Term Note with Laurus. The Term Note carries an interest rate of 2.0% over the prime rate or a minimum of 6.0% (7.75% at March 31, 2005) and has a term of 3 years. Prior to amendments to the Term Note discussed below, the principal and interest on the Term Note could be converted into our common stock at a fixed conversion price of $2.61 per share. Upon entering the Term Note, we issued warrants to Laurus to acquire 125,000 shares of our common stock. Borrowings under the Term Note were primarily used to retire the mortgage debt on our Glasgow, Scotland facility. Remaining borrowings of approximately $0.75 million were used to complete the build-out of the Glasgow facility, complete the consolidation our Glasgow operations into the new facility and provide funds for operations.

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

On March 18, 2005, Laurus agreed to extend the borrowing base waiver on the Credit Line until March 31, 2006. In connection with this waiver, we agreed to allow Laurus to convert $1.88 million of the outstanding principal balance under the Credit Line into 3,600,000 shares of our common stock at $0.52 per share. In addition, on March 24, 2005, we agreed to allow Laurus to convert $0.65 million of the outstanding principal balance of the Term Note into 1,250,000 shares of our common stock at $0.52 per share. Laurus agreed to apply this Term Note conversion against substantially all remaining 2005 scheduled principal payments on such loan. The market price of our common stock on March 18 and 24, 2005 was $0.58. No other provisions of our loans with Laurus were modified, including the $1.00 conversion price on remaining debt.

Analysis of Cash Flows

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased $0.50 million during the first quarter of 2005 as a result of a net cash flows from financing activities of $0.99 million, offset by uses of cash from operating activities and investing activities of $0.21 million and $0.22 million, respectively, and changes in foreign currency exchange rates of $0.06 million.

Cash Flows from Operating Activities. Cash flows used in operating activities totaled $0.21 million during the first quarter of 2005 compared to $2.9 million during the same period of 2004. The use in 2005 related primarily to a net loss of $2.89 million offset by non-cash charges of $3.85 million. Non-cash charges consisted of depreciation and amortization and certain financing costs. Working capital and other adjustments increased cash flows from operating activities by $0.19 million. We spent $0.94 million during the first quarter of 2005 related to the 2004 Restructuring Plan. We had accrued expenses associated with this plan of $0.93 million at March 31, 2005. This balance relates primarily to future rents on closed facilities (net of projected sublease rents) of which $0.60 million is expected to be paid during the remainder of 2005 and $0.33 million in 2006 and thereafter.

Cash Flows from Investing Activities. Cash flows used in investing activities totaled $0.21 million during the quarter ended March 31, 2005 compared to cash flows from investing activities of $0.43 million during the same period of 2004. The use in 2005 related primarily to purchases totaling $0.39 million of property and equipment associated with the build out of our Glasgow, Scotland manufacturing facility that is substantially complete. As such, we do not anticipate this level of capital expenditures to recur during any remaining quarter in 2005. We currently estimate that consolidated capital expenditures will not exceed $0.50 million for the remainder of 2005.

Cash Flows from Financing Activities. Cash flows from financing activities totaled $0.99 million during the quarter ended March 31, 2005 compared to $4.45 million during 2004. The source in 2005 related primarily to net draws on our Credit Line that were offset by payments on our Term Note. As a result of the conversions of a portion of the Term Loan into common stock during the first quarter of 2005, we will not make any further principal payments on the Term Note during 2005.

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations as of December 31, 2004 along with cash payments due in each period indicated:

	Payments Due by Period
	2005	2006	2007	2008	2009 and Thereafter
	In thousands
Credit Line (1)	$5,230	$—	$—	$—	$—
Term Note (1)	—	875	800	—	—
Operating lease payments (2)	1,092	1,384	441	187	372

Total contractual obligations	$6,322	$2,259	$1,241	$187	$372

(1)	Interest payments under the Laurus Loans are paid monthly based on outstanding debt and prevailing interest rates. We currently expect to pay total interest on these loans of between $0.50 million and $0.60 million for the remainder of 2005.
(2)	These are gross lease commitments. Certain facilities underlying these commitments are sublet to independent third parties. Annual rents from these subtenants are expected to total $0.32 million, $0.17 million, and $0.02 million in 2005, 2006 and thereafter, respectively.

At March 31, 2005, we had firm commitments totaling $0.48 million to Hitachi High Technologies America to purchase components used in our WAVE Systems. These commitments will be fulfilled during 2005.

Off Balance Sheet Arrangements

At March 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgment or estimates may vary under different assumptions or circumstances. The Company’s critical accounting policies are discussed in our annual report on Form 10-K, as amended, for the year ended December 31, 2004. There have been no significant changes with respect to these estimates during the first quarter of 2005.

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

On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 will be effective at the beginning of 2006. We are currently assessing the final impact of this standard on our financial position, results of operations or cash flows.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Foreign Currency Rate Fluctuations

During the last three fiscal years, our international sales have represented approximately 50-65% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly owned subsidiaries, Transgenomic, LTD., and Cruachem, LTD., whose operating currency is British Pounds Sterling and the Euro. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such, we feel do not have a material exposure to foreign currency rate fluctuations at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Laurus Loans carry a variable interest rate of 2% over the prime rate or a minimum of 6% (7.75% at March 31, 2005), and therefore, expose us to interest rate risk. Based on the outstanding balance of these loans at March 31, 2005 of $6.91 million, a 1% increase in the prime rate would increase our interest expense by approximately $0.07 million annually.

Item 4. Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal controls subsequent to the date of their evaluation.

This review and evaluation took into account the restatements described in Note L to the accompanying unaudited consolidated financial statements, and, after considering the nature of and the isolated effects of such restatements on the consolidated statements of cash flows and the controls underlying the accumulation of the related information, the Company’s management has concluded that the restatement was not the result of a material weakness in internal control over financial reporting.

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

The Company is subject to a number of other claims of various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows after considering amounts already reflected in the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the first quarter of 2005; therefore, tabular disclosure is not presented.

Item 6. Exhibits

(a) Exhibits

(3.1)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)

(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(10.1)	Amendment to Waiver Letter and Secured Convertible Minimum Borrowing Note Series B dated March 18, 2005

(10.2)	Amendment to Secured Convertible Term Note dated March 24, 2005

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: May 26, 2005	By:	/s/ MICHAEL A. SUMMERS
Michael A. Summers Chief Financial Officer (authorized officer and principal financial officer)