Form 10-K/A
period 2004-12-31
TRANSGENOMIC INC
filed 2005-05-27
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

Explanatory Note

We are amending our annual report on Form 10-K for the fiscal year ended December 31, 2004 (“Form 10-K”) for certain adjustments that are required to appropriately report cash flows from operating and investing activities in the audited consolidated statements of cash flows included in Part II, Item 8 herein and related cash flow disclosures included in Part II, Item 7. These restatements are discussed in Note P to the consolidated financial statements and result only in a reclassification of certain items within the audited consolidated statement of cash flows. They have no effect on the net change in cash and cash equivalents for any period reported or any other line item in the audited consolidated financial statements. Except as indicated, we have made no other changes to our Form 10-K.

TRANSGENOMIC, INC.

This annual report on Form 10-K/A references the following registered trademarks which are the property of Transgenomic: DNASEP® Columns, WAVE® System, WAVEMAKER® Software, TRANSFORMING THE WORLD® for Laboratory Equipment, TRANSGENOMIC® and the Globe Logo®; MutationDiscovery.com® Website, OLIGOSEP® for Systems and Reagents, OPTIMASE® Polymerase, RNASEP® Columns, WAVE OPTIMIZED® reagents, and WAVE® MD Systems. Additionally, this Annual report on Form 10-K references the following trademarks which are the property of Transgenomic: MitoScreen™ Kits, ProtocolWriter™ Software, Navigator™ Software, THE POWER OF DISCOVERY™ for Lab Reagents and Educational Programs, and Surveyor™ Nuclease. All other trademarks or trade names referred to in this Annual Report on Form 10-K/A are the property of their respective owners.

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

Together, the sale of our specialty oligonucleotide manufacturing facility and the implementation of our restructuring plan are expected to result in $10.0 million to $12.00 million in annual cost savings.

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

During 2004, sales to Geron Corporation totaled $4.15 million and represented 12% of total consolidated net sales and 49% of total net sales within our Nucleic Acids operating segment. We do not have a long-term sales agreement with Geron Corporation and, accordingly, the amount of nucleic acid products we sell to it is subject to change. Revenues from our Nucl eic Acids business would be substantially reduced if Geron Corporation’s need for our products declined or if it decided to obtain these products from other suppliers.

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

We have experienced net losses and had an accumulated deficit of $107,101 at December 31, 2004. As of March 31, 2005, we had cash and cash equivalents of $1.37 million plus an additional $2.29 million available under our Credit Line. Based on our 2005 operating plan, we believe existing sources of liquidity will be sufficient to meet cash needs during 2005. If necessary, we believe we can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2005 would likely delay implementation of our business plan. Additionally, we may pursue additional financing alternatives. Ultimately, we must achieve sufficient revenue levels to support its cost structure.

Not withstanding our beliefs, there is no assurance that we will be able to achieve all of these steps or that any of these steps will allow us to meet our cash needs. Accordingly, our existing cash balances, cash generated by operations, and available borrowings under the Credit Line may be insufficient to satisfy our liquidity requirements if our operating plan is not met. In addition, there is no assurance that we will be able to obtain additional debt or equity financing to meet future cash needs. If we are not able to meet our needs for working capital, we may not be able to execute parts or all of our business plan and may need to discontinue operations in one or both of our operating segments.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis gives effect to the restatement of our statements of cash flows for the years ended December 31, 2004 and 2003, as discussed in Note P to the consolidated financial statements.

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

	2004 As Reported	Sale of Oligonucleotide Facility	Restructuring Plan (1)	Impairment Charges (2)	2004 Pro Forma
	In thousands
Net sales	$33,789	$2,051	$—	$—	$31,738
Cost of goods sold	24,596	5,456	706	—	18,434

Gross profit (loss)	9,193	(3,405)	(706)	—	13,304
Selling, general and administrative	17,499	33	1,304	—	16,162
Research and development	6,685	4	3,068	—	3,613
Restructuring charges	3,570	—	3,570	—	—
Impairment charges (2)	11,965	—	—	11,965	—
Gain on sale of facility (3)	(1,466)	(1,466)	—	—	—

Operating expenses	38,253	(1,429)	7,942	11,965	19,775

Loss from operations	$(29,060)	$(1,976)	$(8,648)	$(11,965)	$(6,471)

(1)	These restructuring plan pro forma adjustments include the restructuring charge incurred in the fourth quarter of 2004 (see Note N to the accompanying consolidated financial statements) plus actual 2004 direct and identifiable expenses associated with terminated employees and closed offices that were incurred and recorded as costs of goods sold or operating expense prior to the implementation of the restructuring plan. For example, they include personnel costs associated with severed employees, rent associated with closed facilities and other specifically identifiable costs. These costs are not expected to recur in the future. They do not include anticipated additional savings from indirect costs (travel, supplies, etc.) associated with fewer employees and facilities.
(2)	The impairment charges in 2004 related to the write-off of all goodwill and impairment of property and equipment in our Nucleic Acids operating segment. We do not expect these charges to recur. Our December 31, 2004 consolidated balance sheet reflects goodwill of $0.64 million that related entirely to our BioSystems operating segment.
(3)	The gain on sale of facility related to the sale of our specialty olignucleotide manufacturing facility in Boulder, Colorado.

Results of Operations

Changes in Results of Operations

	Amounts in Thousands
				Dollar Change		Percent Change
	2004	2003	2002	2003 to 2004	2002 to 2003	2003 to 2004	2002 to 2003
Net Sales
Bioinstruments	$14,385	$17,916	$19,098	$(3,581)	$(1,182)	(20)%	(6)%
Bioconsumables	8,838	7,260	5,137	1,578	2,123	22%	41%
Discovery Services	2,020	868	—	1,152	868	133%	—

Total BioSystems operating segment	25,243	26,044	24,235	(801)	1,809	(3)%	7%
Chemical Building Blocks	6,488	6,631	13,319	(143)	(6,688)	(2)%	(50)%
Specialty Oligonucleotides	2,058	1,191	—	867	1,191	73%	—

Total Nucleic Acids operating segment	8,546	7,822	13,319	724	(5,497)	9%	(41)%

Total Net Sales	33,789	33,866	37,554	(77)	(3,688)	(1)%	(10)%
Cost of Goods Sold
Bioinstruments	6,382	7,343	7,650	85	250	1%	3%
Bioconsumables	4,012	3,475	2,284	537	1,191	15%	52%
Discovery Services	1,603	557	—	1,046	557	188%	—

Total BioSystems operating segment	11,997	11,375	9,934	622	1,441	5%	15%
Chemical Building Blocks	7,165	6,937	9,635	228	(2,698)	3%	(28)%
Specialty Oligonucleotides	5,434	6,003	—	(569)	6,003	(9)%	—

Total Nucleic Acids operating segment	12,599	12,940	9,635	(341)	3,305	(3)%	34%

Total Cost of Goods Sold	24,596	24,315	19,569	(281)	4,746	(1)%	24%
Selling, General and Administrative Expenses	17,499	17,324	24,199	175	(6,875)	1%	(28)%
Research and Development Expenses	6,685	9,305	12,201	(2,620)	(2,896)	(28)%	(24)%
Restructuring Charges	3,570	738	3,282	2,832	(2,544)	384%	(78)%
Impairment Charges	11,965	4,772	—	5,726	4,772	120%	—
Gain on sale of facility	1,466	—	—	1,466	—	—	—
Other Income (Expense)	(5,406)	(305)	437	5,102	742	1673%	170%

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

Liquidity and Capital Resources

Our working capital (deficiency) positions at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003	Change
	In Thousands
Current assets (1)	$17,908	$24,378	$(6,470)
Current liabilities	18,724	12,248	6,476

Working capital (deficiency)	$(816)	$12,130	$(12,946)

(1)	Current assets include cash and cash equivalents of $1.00 million and $1.24 million at December 31, 2004 and 2003, respectively.

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

We have experienced recurring net losses and had an accumulated deficit of $107,101 at December 31, 2004. Based on our 2005 operating plan, we believe existing sources of liquidity will be sufficient to meet cash needs during 2005. If necessary, we believe we can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2005 would likely delay implementation of our business plan. Additionally, we may pursue additional financing alternatives. Ultimately, we must achieve sufficient revenue levels to support our cost structure.

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

On March 18, 2005, Laurus agreed to further extend the borrowing base waiver on the Credit Line until March 31, 2006. In connection with this waiver, we agreed to allow Laurus to convert $1.88 million of the outstanding principal balance under the Credit Line into 3,600,000 shares of common stock. In addition, on March 24, 2005 we agreed to allow Laurus to convert $0.65 million of the outstanding principal balance of the Term Note into 1,250,000 shares of common stock. As a result, we have increased the amount available under the Credit Line by $1.88 million and have eliminated substantially all remaining 2005 scheduled principal payments on the Term Loan.

Analysis of Cash Flows

Cash flows used in operating activities totaled $12.75 million during 2004 compared to $13.02 million during 2003. The use in 2004 related primarily to a net loss of $34.37 million offset by non-cash charges of $21.80 million. Non-cash charges consisted of depreciation and amortization, certain restructuring charges, impairment charges, certain financing costs and loss on debt extinguishment. Working capital and other adjustments decreased cash flows from operating activities by $0.18 million.

Cash flows from investing activities totaled $6.03 million during 2004 compared to cash flows used in investing activities of $2.95 million during 2003. The investing cash flows generated in 2004 were from the sale of available for sale securities received from Geron for goods and services and the sale of our specialty oligoneucleotide manufacturing facility and reductions in other assets that were offset by purchases of property and equipment.

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

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations as of December 31, 2004 along with cash payments due in each period indicated:

	Payments Due by Period
	2005	2006	2007	2008	2009 and Thereafter
	In thousands
Credit Line (1)	$5,948	$—	$—	$—	$—
Term Note (1)	850	900	850	—	—
Operating lease payments (2)	1,958	1,382	486	187	372

Total contractual obligations	$8,756	$2,282	$1,336	$187	$372

(1)	Interest payments under the Laurus Loans are paid monthly based on outstanding debt and prevailing interest rates. We currently expect to pay total interest on these loans of between $0.60 million and $0.75 million during 2005.
(2)	These are gross lease commitments. Certain facilities underlying these commitments are sublet to independent third parties. Annual rents from these tenants are expected to total $0.32 million, $0.17 million, and $0.02 million in 2005, 2006 and thereafter, respectively.

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

As discussed in Note P, the Company restated its consolidated statements of cash flows for the years ended December 31, 2004 and 2003.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

April 14, 2005 (May 25, 2005, as to the effects of the restatement discussed in Note P)

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands except per share data)

	2004 (as restated, see Note P)	2003 (as restated, see Note P)	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,372)	$(22,958)	$(21,365)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	4,625	4,597	3,993
Non-cash restructuring charges (Note N)	2,027	364	1,698
Impairment charges (Note C)	11,965	4,772	—
Gain on sale of facility (Note M)	(1,466)	—	—
Non-cash financing costs	1,642	—	—
Loss on debt extinguishment	2,859	—	—
(Gain)/Loss on sale of securities	128	(64)	—
Other	18	93	131
Changes in operating assets and liabilities, net of acquisitions:
Purchase of trading securities	—	(1,566)	—
Proceeds from sale of trading securities	—	1,519	—
Accounts receivable	(3,334)	342	794
Inventories	2,611	2,887	(5,767)
Prepaid expenses and other current assets	(130)	334	527
Accounts payable	(268)	(1,509)	2,249
Accrued expenses	941	(1,828)	(204)

Net cash flows from operating activities	(12,754)	(13,017)	(17,944)
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities received in settlement of accounts receivable	(4,397)	(277)	—
Purchases of available for sale securities	—	—	(19,088)
Proceeds from the maturities and sale of available for sale securities	4,269	4,000	39,355
Purchase of property and equipment	(1,758)	(6,413)	(11,468)
Change in other assets	522	(543)	(2,871)
Proceeds from sale of specialty oligonuceotide manufacturing facility (Note M)	3,000	—	—
Proceeds from asset sales	—	9	—

Net cash flows from investing activities	6,033	(2,947)	5,928
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	4,956	2,992	—
Proceeds from long-term debt	2,750	—	1,559
Payments on long-term debt	(1,779)	(35)	—
Issuance of common stock, net of expenses	71	4,338	624
Purchase of treasury stock	—	—	(438)

Net cash flows from financing activities	5,998	7,295	1,745
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	484	175	393

NET CHANGE IN CASH AND CASH EQUIVALENTS	(239)	(8,494)	(9,878)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,241	9,735	19,613

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,002	$1,241	$9,735

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$560	$314	$30
Income taxes, net	(94)	70	120
Non-cash transactions:
Available for sale securities acquired for goods and services	4,397	277	—
Conversions of debt to equity	2,226	—	—

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

The Company has experienced recurring net losses and had an accumulated deficit of $107,101 at December 31, 2004. Based on the Company’s 2005 operating plan, management believes its existing sources of liquidity will be sufficient to meet its cash needs during 2005. If necessary, the Company’s management believes they can manage costs and expenses at reduced levels to conserve working capital. The need for any such costs and expense reductions during 2005 would likely delay implementation of the Company’s business plan. Additionally, management may pursue additional financing alternatives. Ultimately, the Company must achieve sufficient revenue levels to support its cost structure.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands except per share data)

During 2003 and 2004, the Company accepted common stock from one of its customers (Geron Corporation) as payment for goods and services. These shares were classified as available-for-sale securities. Net losses on these securities of $128 during 2004 and net gains of $111 during 2003 were reflected as other expense on the consolidated statement of operations. Proceeds from the sales of these available for sale securities were reflected within net cash flows from investing activities.

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

	2004	2003	2002
Net Loss:
As reported	$(34,372)	$(22,958)	$(21,365)
Pro forma	$(35,432)	$(24,794)	(23,274)
Basic and diluted loss per share:
As reported	(1.19)	(0.94)	(0.91)
Pro forma	(1.22)	(1.01)	(0.99)

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

Comprehensive Income.

Accumulated other comprehensive income at December 31, 2004 and 2003 consisted of foreign currency translation adjustments, net of applicable tax of $0. For all previous periods presented, accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains or losses on available for sale investments, net of applicable tax of $0. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting its investments in a foreign currency to U.S. dollars. There were no reclassification adjustments to be reported in the periods presented.

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

In December 2003, the Company entered into a $7,500 line of credit (the “Credit Line”) with Laurus Master Fund, Ltd. (“Laurus”). The term of the Credit Line is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0% (7.25% at December 31, 2004). Funds available under the Credit Line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1,000 related to inventory balances. The Credit Line is secured by most of the Company’s assets. Prior to amendments to the Credit Line discussed below, payment of interest and principal could, under certain circumstances, be made with shares of the Company’s common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. The Company could elect to convert only if its shares trade at a price exceeding $2.42 per share for ten consecutive trading days, and such conversion is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of the Company’s common stock. Upon entering into the Credit Line, the Company issued warrants to Laurus to acquire 550,000 shares of the Company’s common stock at an exercise price exceeding the average trading price of the Company’s common stock over the ten trading days prior to the date of the warrant. The amount available under the Credit Line at December 31, 2004 and 2003 was $1,552 and $4,508, respectively.

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

At December 31, 2004, the Company had total used federal tax net operating loss carryforwards of $91,474 of which $1,770 expire in 2008, $3,698 expire in 2009, $2,970 expire in 2010, $943 expire in 2011, $3,425 expire in 2012, $1,838 expire in 2018, $8,182 expire in 2019, $9,662 expire in 2020, $8,228 expire in 2021, $16,862 expire in 2022; $16,173 expire in 2023 and $17,723

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands except per share data)

expire in 2024. Of these federal net operating loss carryforwards, $11,820 were obtained in the acquisition of Annovis, Inc. and may be subject to certain restrictions. At December 31, 2004, the Company had unused state tax net operating loss carryforwards of approximately $37,619 that expire at various times between 2005 and 2024. At December 31, 2004, the Company had unused research and development credit carryforwards of $1,328 that expire at various times between 2008 and 2024. A valuation allowance has been provided for the remaining deferred tax assets, due to the Company’s cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

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

The following table summarizes activity under the Stock Option Plan during the three years ended December 31, 2004:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2002	5,133,831	6.90
Granted	632,000	5.09
Exercised	(81,900)	5.01
Forfeited	(539,021)	7.69

Balance at December 31, 2002:	5,144,910	6.62
Granted	1,282,000	1.64
Exercised	—	—
Forfeited	(733,994)	7.25

Balance at December 31, 2003:	5,692,916	6.62

Granted	360,000	1.70
Exercised	—	—
Forfeited	(964,879)	5.24

Balance at December 31, 2004:	5,088,037	$5.09

Exercisable at December 31, 2004	4,214,214	$5.55

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

The Nucleic Acids operating segment generates revenue from the sale of products and services based upon all three of the Company’s core competencies, nucleic acid chemistries, separations chemistries and enzymology. Specifically, this segments main products are nucleic acid building blocks or “phosphoramidites”, fluorescent markers, dyes and associated reagents and novel chemistry and process development services.

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

During the fourth quarter of 2002 management formulated and executed a significant portion of a restructuring plan. The plan was developed to reduce expenses thereby better aligning the Company’s expense structure with current business prospects. The plan included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. Specifically, in the fourth quarter of 2002 the Company notified approximately 60 employees of their termination, notified landlords of our intent to close four facilities and reduce our space commitment under lease at two other facilities, terminated certain consulting and collaboration agreements and abandoned certain patents. As a result of the plan $3,282 in restructuring charges were recorded and are included in operating expenses. These charges consisted of approximately $775 of employee severance costs, $1,200 in office

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands except per share data)

closure related costs, $400 of collaboration and other agreement termination charges and $900 in write-offs of abandoned intellectual property. Approximately 45% of the total charges were for non-cash items. Additional restructuring charges totaling $741 were incurred in the first half of 2003. The Company had accrued expenses associated with these restructuring activities of $0 at December 31, 2004 and $227 at December 31, 2003.

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

P. RESTATEMENT OF STATEMENTS OF CONSOLIDATED CASH FLOWS

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2004, the Company’s management determined that it had incorrectly included the amortization of software development costs within net cash flows from investing activities rather than within net cash flows from operating activities. The Company’s management also determined that restricted common stock accepted as payment for goods and services from one of the Company’s customers and subsequently sold was incorrectly classified within the consolidated statements of cash flows. It is the Company’s policy to account for restricted common stock received in settlement of a customer’s accounts receivable as available for sale securities. The sale of such securities should be reflected in the consolidated statements of cash flows as an investing activity. Available for sale securities acquired for goods and services should be reflected as supplemental non-cash transactions.

As a result, the Company’s consolidated statements of cash flows for the fiscal years ended December 31, 2004 and 2003 have been restated from the amounts previously reported to correct these errors. This restatement had no impact on the statements of consolidated cash flows for the fiscal year ended December 31, 2002. In addition, this restatement had no impact on the Company’s consolidated balance sheets or consolidated statements of operations. The impact of this restatement on the consolidated statements of cash flows is as follows (dollars in thousands):

	2004 As Previously Reported	2004 As Restated	2003 As Previously Reported	2003 As Restated
Depreciation and amortization	4,009	4,625	3,981	4,597
Trading securities acquired in settlement of accounts receivable	(4,397)	—	(1,843)	—
Proceeds from sales of trading securities	4,269	—	1,907	1,519
Purchase of trading securities	—	—	—	(1,566)
Accounts receivable	1,063	(3,334)	619	342
Net cash flows from operating activities	(9,101)	(12,754)	(13,245)	(13,017)

Proceeds from the maturities and sale of available for sale securities	—	4,269	3,612	4,000
Change in other assets	1,138	522	73	(543)
Net cash flows from investing activities	2,380	6,033	(2,719)	(2,947)

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

This review and evaluation took into account the restatements described in Note P to the accompanying consolidated financial statements and, after considering the nature of and the isolated effects of such restatements on the consolidated statements of cash flows and the controls underlying the accumulation of the related information, the Company’s management has concluded that the restatement was not the result of a material weakness in internal control over financial reporting.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiaries as of December 31, 2004 and 2003.

Consolidated Statements of Operations of the Registrant and Subsidiaries for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity (Deficit) of the Registrant and Subsidiaries for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows of the Registrant and Subsidiaries for the years ended December 31, 2004 (restated), 2003 (restated) and 2002.

Notes to Consolidated Financial Statements of the Registrant and Subsidiaries.

2.	Financial Statement Schedules. The following financial statement scheduled is included in response to Item 8 of this report:

Schedule II-Valuation and Qualifying Accounts

3.	Exhibits. The following exhibits were filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2.1 Agreement and Plan of Merger, dated as of April 30, 2001, by and among Registrant, TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed on May 31, 2001)

2.2 Addendum to Agreement and Plan of Merger, dated as of May 18, 2001, by and among Registrant, TBIO Nebraska, Inc., TBIO, Inc. and Annovis, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Report on Form 8-K filed on May 31, 2001)

2.3 Asset Purchase Agreement, dated as of November 8, 2004, by and between Registrant and Eyetech Boulder Inc. (incorporated by reference to Exhibit 2.3 to Registrant’s Report on Form 10-K (Registration No. 000-30975) filed on April 15, 2005)

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on May 17, 2000)

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

4.1 Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.1 Fourth Amended and Restated 1997 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-K (Registration No. 000-30975) filed on April 15, 2005)

10.2 1999 UK Approved Stock Option Sub Plan of the Registrant (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.3 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-71866) filed on October 19, 2001)

10.4 Employment Agreement, dated April 1, 2000, by and between the Registrant and Collin J. D’Silva (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.5 Amendment No. 1 to the Employment Agreement, effective March 1, 2000, by and between Transgenomic, Inc. and Collin D’Silva (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2004)

10.6 Employment Agreement, effective July 31, 2004, by and between Transgenomic, Inc. and Michael A. Summers (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004).

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

23	Consent of Independent Registered Public Accounting Firm

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of May 2005.

TRANSGENOMIC, INC.

By:	/s/ COLLIN J. D’SILVA
Collin J. D’Silva, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of May 2005.

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