Form 10-Q/A
period 2004-06-30
TRANSGENOMIC INC
filed 2005-06-30
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A-2

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

Explanatory Note

We are amending our quarterly report on Form 10-Q for the quarterly period ended June 30, 2004 (“Form 10-Q”) for certain adjustments that are required to appropriately report cash flows from operating and investing activities in the condensed consolidated statements of cash flows included in Part I, Item 1 herein and related cash flow disclosures included in Part I, Item 2. These restatements are discussed in Note L to the condensed consolidated financial statements and result only in a reclassification of certain items within the condensed consolidated statements of cash flows. They have no effect on the net change in cash and cash equivalents for any period reported or any other line item in the condensed consolidated financial statements. Except to the extent affected by the correction of this error, we have made no other changes to our Form 10-Q.

TRANSGENOMIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Transgenomic, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

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

Transgenomic, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$9,011	$8,481	$17,640	$17,986
Cost of goods sold	5,858	5,925	11,627	11,739

Gross profit	3,153	2,556	6,013	6,247
Operating expenses:
Selling, general and administrative	4,268	4,265	8,513	8,908
Research and development	1,672	2,362	3,601	4,688
Impairment charges (Note E)	11,964	—	11,964	—
Restructuring charges (Note K)	—	474	—	738

	17,904	7,101	24,078	14,334
Loss from operations	(14,751)	(4,545)	(18,065)	(8,087)
Other income (expense):
Interest and investment income (loss)	—	12	(26)	46
Interest and financing expense	(346)	(51)	(935)	(93)
Other income (expense), net	(33)	(76)	(61)	(109)

	(379)	(115)	(1,022)	(156)
Loss before income taxes	(15,130)	(4,660)	(19,087)	(8,243)
Current income tax expense (benefit)	2	10	(95)	24

Net loss	$(15,132)	$(4,670)	$(18,992)	$(8,267)

Basic and diluted weighted average shares outstanding	29,053,226	23,540,979	28,887,334	23,529,858
Net loss per common share—basic and diluted	$(0.52)	$(0.20)	$(0.66)	$(0.35)

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
	(As restated, see Note L)
Cash Flows from Operating Activities
Net loss	$(18,992)	$(8,267)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,410	2,070
Impairment charges (Note E)	11,964	—
Non-cash restructuring and restructuring related charges	—	364

Non-cash financing charges	622	—
Non-cash compensation expense	—	85
Loss on sale of securities	27	46
Changes in operating assets and liabilities:
Purchase of trading securities	—	(1,565)
Proceeds from sale of trading securities	—	1,519
Accounts receivable	(1,926)	995
Inventories	(422)	326
Prepaid expenses and other current assets	(362)	(188)
Accounts payable	61	(522)
Accrued expenses and other current liabilities	(334)	(1,304)

Net cash flows from operating activities	(6,952)	(6,441)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,133)	(4,886)
Proceeds from the maturities and sale of available for sale securities	932	3,612
Change in other assets	(1)	(161)

Net cash flows from investing activities	(202)	(1,435)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	45	75
Proceeds from long-term debt	2,750	—
Payment of long-term debt	(1,729)	—
Line of credit	5,586	1,337

Net cash flows from financing activities	6,652	1,412
Effect of foreign currency exchange rates on cash	(83)	(226)

Net change in cash and cash equivalents	(585)	(6,690)
Cash and cash equivalents at beginning of period	1,241	9,735

Cash and cash equivalents at end of period	$656	$3,045

Non-cash Items:
Available for sale securities acquired for goods and services	$959	$—

The accompanying notes are an integral part of these financial statements.

Transgenomic, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Transgenomic, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 2003, that are included in the Company’s 2004 Annual Report on Form 10-K/A-2.

The Company has experienced recurring net losses and had an accumulated deficit of $91.7 million at June 30, 2004. Based on the Company’s 2004 and 2005 operating plans, management believes its existing sources of liquidity will be sufficient to meet its cash needs. If necessary, the Company’s management believes they can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2004 and 2005 would likely delay implementation of the Company’s business plan. Additionally, management may pursue additional financing alternatives. Ultimately, the Company must achieve sufficient revenue levels to support its cost structure.

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

Transgenomic, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

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

In January and March 2004, the Company entered into addendums to an existing supply agreement with Geron Corporation. The addendums allowed Geron to pay for products being manufactured by the Company under the addendum with Geron common stock. As a result, in January 2004 Geron issued 85,885 shares of common stock, valued at $959,000, to the Company as a prepayment for products. On February 12, 2004 the company sold these shares for $932,000 resulting in a loss of $27,000, which is reflected in the current earnings. In March 2004, Geron issued 33,662 shares of common stock, valued at $289,000, to the Company as a prepayment for products. In April, Geron issued 140,872 shares of common stock valued at $1,288,000, to the Company as payment and prepayment for product. These shares are being accounted for as available for sale securities.

In June 2003, the Company entered into a license agreement with Geron. As part of the agreement, the Company was required to purchase 310,000 share of Geron common stock for $5.05 per share on June 3, 2002. On June 4, 2003, the Company sold the Geron shares. The purchase and sale of these shares was accounted for as a purchase and sale of trading securities. The purchase price was $1,565,500 and the sale proceeds were $1,519,000 resulting in a trading loss of $46,500. This loss is reflected in current earnings.

C. INVENTORIES

At June 30, 2004, and December 31, 2003, inventories consisted of the following:

	June 30, 2004	December 31, 2003
Finished goods	$3,712	$5,319
Raw materials and work in progress	7,054	5,074
Demonstration inventory	363	191

	$11,129	$10,584

D. INTANGIBLES AND OTHER ASSETS

At June 30, 2004, and December 31, 2003, finite lived intangible assets and other assets consisted of the following:

	Useful Lives in Years	June 30, 2004			December 31, 2003
		Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized software	3	$2,132	$1,114	$1,018	$2,132	$758	$1,374
Intellectual property	5-20	765	207	558	765	165	600
Patents	17.5	1,067	182	885	1,035	170	865
Deferred financing costs	3	576	76	500	409	—	409
Other	3-7	562	167	395	656	183	473

Total		$5,102	$1,746	$3,356	$4,997	$1,276	$3,721

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

Transgenomic, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(15,132)	$(4,670)	$(18,992)	$(8,267)
Unrealized loss on available for sale securities	(199)	—	(172)	—
Currency translation adjustments	(190)	746	156	168

Total comprehensive loss	$(15,521)	$(3,924)	$(19,008)	$(8,099)

Stock Options. During the six months ended June 30, 2004, the Company granted 360,000 options with an exercise price of $1.32 to $2.57 per share. The following table summarizes activity under the 1997 Stock Option Plan during the six months ended June 30, 2004.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2003	5,692,916	$5.37
Granted	360,000	$1.74
Exercised	—	—
Forfeited	(234,132)	$5.78

Balance at June 30, 2004	5,818,784	$5.13

Exercisable at June 30, 2004	4,201,317	$5.74

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

Transgenomic, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

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

Loss from Operations
BioSystems	$(158)	$(625)	$(675)	$(1,288)
Nucleic Acids, including impairment charges of $11,964 in 2004 (Note E)	(13,178)	(1,871)	(14,561)	(2,757)
Corporate	(1,415)	(2,049)	(2,829)	(4,042)

Total	$(14,751)	$(4,545)	$(18,065)	$(8,087)

Transgenomic, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Transgenomic, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

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

L. RESTATEMENT OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2004, the Company’s management determined that it had incorrectly included the amortization of software development costs within net cash flows from investing activities rather than within net cash flows from operating activities.

As a result, the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been restated from the amounts previously reported to correct these errors. This restatement had no impact on the Company’s condensed consolidated balance sheets or condensed consolidated statements of operations. The impact of this restatement on the condensed consolidated statements of cash flows is as follows: (dollars in thousands):

	Six Months Ended June30, 2004		Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and amortization	$2,102	$2,410	$1,762	$2,070
Net cash flows from operating activities	(7,260)	(6,952)	(6,749)	(6,441)

Change in other assets	307	(1)	147	(161)
Net cash flows from investing activities	106	(202)	(1,127)	(1,435)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis gives effect to the restatement of our condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, as discussed in Note L to the accompanying unaudited condensed consolidated financial statements.

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

•	Our BioSystems operating segment generated sequential revenue growth for the third consecutive quarter, although total sales in this segment continued at levels below the same period of 2003. However, our installed base of WAVE Systems continues to expand, and second quarter consumables revenues represented a 17% increase over the comparable quarter of 2003. We continue to work diligently to expand instrument and consumables sales through expansion of our product offering which recently included a new version of our WAVE platform, the WAVE MD Model 4000, which we believe will aid in expansion of our installed base and entry into new market segments.

•	Our liquidity and working capital positions deteriorated during the quarter predominantly due to operating losses, particularly in our Nucleic Acids operating segment, increased investments in accounts receivable, short-term investments, inventory, and to a lesser extent, purchases of property and equipment. These operating losses and investments were funded primarily by our credit facility.

•	In addition to the efforts described above related to the Nucleic Acids operating segment, we are currently assessing multiple options to enhance liquidity and working capital. Among other things, we have adopted a process to improve the collection of receivables, we are evaluating alternatives to continue to reduce operating expenses, and we are exploring additional capital sources.

•	We have achieved sequential and year-over-year reduction in operating expenses, excluding the non-cash impairment charges.

Results of Operations Three Months Ended June 30, 2004 and 2003

Amounts in thousands	2004	2003	Change	% Change
Net Sales
Bioinstruments and Discovery Services	$4,504	$4,904	$(400)	(8)%
Bioconsumables	2,059	1,767	292	17%

Total BioSystems Business Unit	6,563	6,671	(108)	(2)%
Chemical Building Blocks	1,740	1,550	190	12%
Specialty Oligonucleotides and Services	708	260	448	172%

Total Synthetic Nucleic Acids Business Unit	2,448	1,810	638	35%
Total Net Sales	9,011	8,481	530	6%
Cost of Goods Sold
Bioinstruments and Services	1,983	1,948	35	2%
Bioconsumables	982	982	—	0%

Total BioSystems Business Unit	2,965	2,930	35	1%
Chemical Building Blocks	1,335	1,694	(359)	(21)%
Specialty Oligonucleotides and Services	1,558	1,301	257	20%

Total Synthetic Nucleic Acids Business Unit	2,893	2,995	(102)	(3)%
Total Cost of Goods Sold	5,858	5,925	(67)	(1)%
Selling, General and Administrative Expenses	4,268	4,265	3	—
Research and Development Expenses	1,672	2,362	(690)	(29)%
Impairment Charges	11,964	—	11,964	100%
Restructuring and Restructuring Related Charges	—	474	(474)	(100)%

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

Sales in our Nucleic Acid operating segment increased in the second quarter of 2004 due to an increased demand for our specialty chemical phosphoramidates. These products are used by one of our major customers as raw materials in DNA based drug candidates. Increased demand for oligonucleotides manufactured by our start-up manufacturing facility in Boulder, Colorado, resulted in additional sales increases. Part of our business strategy has been to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical company’s diagnostic and therapeutic products. As a result we may see large variations in revenue flows for these products.

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

Results of Operations Six Months Ended June 30, 2004 and 2003

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

Sales in our Nucleic Acid operating segment increased in the first six months of 2004 due to an increased demand for our specialty chemical phosphoramidates. These products are used by one of our major customers as raw materials in DNA-based drug candidates. An increased demand for oligonucleotides manufactured by our start-up manufacturing facility in Boulder, Colorado, resulted in additional sales increases. Part of our business strategy has been to position ourselves as a unique partner to biopharmaceutical and pharmaceutical companies in the early stages of their efforts to develop genomic-based diagnostics and therapeutics. As part of this strategy we are focusing our sales efforts on large consumers of our Synthetic Nucleic Acid products who are willing to commit to long-term supply agreements. While we expect to see increased sales of these products based upon this strategy, we also may see varying demand depending on the success of the biopharmaceutical and pharmaceutical company’s diagnostic and therapeutic products. As a result we may see large variations in revenue flows for these products.

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

We have experienced recurring net losses and had an accumulated deficit of $91.7 million at June 30, 2004. Based on our 2004 and 2005 operating plans, we believe existing sources of liquidity will be sufficient to meet cash needs. If necessary, we believe we can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2004 and 2005 would likely delay implementation of our business plan. Additionally, we may pursue additional financing alternatives. Ultimately, we must achieve sufficient revenue levels to support its cost structure.

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

The following table summarizes our short-term liquidity and sources and uses of cash as of June 30, 2004 and December 31, 2003 and for the periods ended June 30, 2004 and 2003:

Amounts in Thousands	June 30, 2004	December 31, 2003
Short-term liquidity:
Current assets	$26,455	$24,378
Current liabilities	(15,350)	(12,248)

Net working capital	11,105	12,130

Cash and cash equivalents	656	1,241

Short-term investments	1,405	—

Available borrowings on line of credit	923	1,673

	For the period ended June 30, 2004	For the period ended June 30, 2003
Net cash flows:
Operating activities	$(6,952)	$(6,441)
Investing activities	(202)	(1,435)
Financing activities	6,652	1,412
Effect of foreign currency exchange rates on cash	(83)	(226)

Net change in cash and cash equivalents	$(585)	$(6,690)

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

Analysis of Cash Flows

Cash flows used in operating activities totaled approximately $7.0 million during the six months ended June 30, 2004 compared to $6.4 million during the comparable period of 2003. The use during 2004 is largely attributable to operating losses particularly in our Nucleic Acids business segment and a net investment in working capital.

Cash flows used in investing activities totaled $202,000 during the six months ended June 30, 2004 compared to $1.4 million during the comparable period of 2003. The investing cash flows generated in 2004 were from the sale of short-term investments that were offset by purchases of property and equipment.

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

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations along with cash payments due in each period indicated:

	Payments Due by Period
Amounts in Thousands	2004	2005	2006	2007	2008 and Thereafter
Line of credit[1]	$6,578	$—	$—	$—	$—
Long-term debt principal payments	350	850	900	650	—
Operating lease payments	3,624	3,304	2,203	662	—

Total contractual obligations	$10,552	$4,154	$3,103	$1,312	$—

1.	See Note I to the condensed consolidated financial statements.

Off Balance Sheet Arrangements

At June 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Accounting policies used in the preparation of the condensed consolidated financial statements may involve the use of management judgments and estimates. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances.

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

Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal controls subsequent to the date of their evaluation

This review and evaluation took into account the restatements described in Note L to the accompanying unaudited condensed consolidated financial statements and, after considering the nature of and the isolated effects of such restatements on the condensed consolidated statements of cash flows and the controls underlying the accumulation of the related information, the Company’s management has concluded that the restatement was not the result of a material weakness in internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3.1)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)

(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(10.1)	Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated August 27, 2003 (incorporated by reference to the Registrant’s Report on Form 8-K which was filed on August 29, 2003)

(10.2)	Securities Purchase Agreement by and between the Registrant and Geron Corporation dated June 2, 2003 (incorporated by reference to Exhibit 10.0 to Amendment No. 3 to Registration Statement on Form S-3 (Registration No. 333-108319) as filed on October 14, 2003)

(10.3)	Securities Purchase Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.4)	Secured Convertible Term Note by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.5)	Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.6)	Registration Rights Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004 (1)

(10.7)	Common Stock Purchase Warrant by and between the Registrant and TN Capital Equities, Ltd. dated March 1, 2004 (1)

(10.8)	Secured Convertible Minimum Borrowing Note Series B by and between the Registrant and Laurus Master Fund, Ltd. Dated December 3, 2003, as amended on April 15, 2004 (1)

(10.9)	Amendment No. 1 to the Employment Agreement effective March 1, 2000 by and between Transgenomic, Inc. and Collin D’Silva (incorporate by reference to the Registrant’s Quarterly Report on Form 10-Q which was filed on May 17, 2004)

(10.10)	Engagement Agreement by and between the Registrant and Goldsmith, Agio, Helms Secutities, Inc. dated March 19, 2004 (incorporate by reference to Exhibit 10.10 to the Registrants Quarterly Report on From 10-Q/A as filed on November 23, 2004)

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	This exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-114661), which was filed on April 21, 2004.

(b)	Reports on Form 8-K

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

TRANSGENOMIC, INC.

Date: June 29, 2005	By:	/s/ MICHAEL A. SUMMERS
Chief Financial Officer