Form 10-Q/A
period 2004-09-30
TRANSGENOMIC INC
filed 2005-06-30
CIK 1043961

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

Explanatory Note

We are amending our quarterly report on Form 10-Q for the quarterly period ended September 30, 2004 (“Form 10-Q”) for certain adjustments that are required to appropriately report cash flows from operating and investing activities in the condensed consolidated statements of cash flows included in Part I, Item 1 herein and related cash flow disclosures included in Part I, Item 2. These restatements are discussed in Note M to the condensed consolidated financial statements and result only in a reclassification of certain items within the condensed consolidated statements of cash flows. They have no effect on the net change in cash and cash equivalents for any period reported or any other line item in the condensed consolidated financial statements. Except to the extent affected by the correction of this error, we have made no other changes to our Form 10-Q.

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

Transgenomic, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	(As restated, see Note M)
Cash Flows from Operating Activities
Net loss	$(27,434)	$(14,364)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,607	3,312
Impairment charges (Note E)	11,964	—
Loss on Debt Extinguishment	2,859	—
Non-cash financing charges	759	364
Other	382	140
Changes in operating assets and liabilities:
Purchase of trading securities	—	(1,565)
Proceeds from sale of trading securities	—	1,519
Accounts receivable	(2,469)	1,482
Inventories	819	1,909
Prepaid expenses and other current assets	(69)	(192)
Accounts payable	100	(158)
Accrued expenses and other current liabilities	774	(1,865)

Net cash flows from operating activities	(8,708)	(9,418)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,250)	(5,646)
Proceeds from the maturities and sale of available for sale securities	2,768	3,612
Change in other assets	26	(152)

Net cash flows from investing activities	1,544	(2,186)
Cash Flows from Financing Activities
Issuance of common stock and common stock warrants	67	1,787
Proceeds from long-term debt	2,750	—
Payment of long-term debt	(1,729)	—
Line of credit	6,097	1,371

Net cash flows from financing activities	7,185	3,158
Effect of foreign currency exchange rates on cash	(137)	(148)

Net change in cash and cash equivalents	(116)	(8,594)
Cash and cash equivalents at beginning of period	1,241	9,735

Cash and cash equivalents at end of period	$1,125	$1,141

Non-cash Items:
Available for sale securities acquired for goods and services	$3,137	$425

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

The Company has experienced recurring net losses and had an accumulated deficit of $100.2 million at September 30, 2004. Based on the Company’s 2004 and 2005 operating plans, management believes its existing sources of liquidity will be sufficient to meet its cash needs. If necessary, the Company’s management believes they can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2004 and 2005 would likely delay implementation of the Company’s business plan. Additionally, management may pursue additional financing alternatives. Ultimately, the Company must achieve sufficient revenue levels to support its cost structure.

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

In March 2004, Geron issued 33,662 shares of common stock, valued at $289,000, to the Company as a prepayment for products. In April 2004, Geron issued 140,872 shares of common stock, valued at $1,288,000, to the Company as prepayment and payment for products. On July 1, 2004 the company sold these shares for $1,361,328 resulting in a loss of $215,672, which is reflected in the current earnings.

In July, 2004, Geron issued 75,247 shares of common stock, valued at $601,371, to the Company as payment and prepayment for products. On July 28, 2004 and July 29, 2004, the Company sold these shares for $474,212 resulting in a loss of $127,159, which is reflected in the current earnings.

Included in accounts receivables at September 30, 2004 are amounts due from Geron totaling $1.3 million. In October 2004 these Geron receivables were exchanged for 208,131 shares of Geron common stock. During November 2004, the Company sold these shares for $1.5 million resulting in a gain of $173,000 that will be recognized during the three months ending December 31, 2004.

All shares acquired from Geron during 2004 are being accounted for as available for sale securities.

In September 2003, the Company entered into an addendum to an existing supply agreement with Geron. The addendum allows Geron to pay for products being manufactured under the addendum with Geron as common stock. As a result, Geron issued 31,080 share of common stock to the Company as a prepayment for products. These shares are accounted for as available for sale securities.

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

D. INTANGIBLES AND OTHER ASSETS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(8,442)	$(6,097)	$(27,434)	$(14,364)
Unrealized gain on available for sale securities	—	148	—	148
Currency translation adjustments	(126)	116	29	283

Total comprehensive loss	$(8,568)	$(5,833)	$(27,405)	$(13,933)

Stock Options. During the nine months ended September 30, 2004, the Company granted 360,000 options at an exercise price of between $1.32 to $2.57 per share. The following table summarizes activity under the 1997 Stock Option Plan during the nine months ended September 30, 2004.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2003	5,692,916	$5.37
Granted	360,000	$1.74
Exercised	—	—
Forfeited	(317,133)	$5.05

Balance at September 30, 2004	5,735,783	$5.15

Exercisable at September 30, 2004	4,362,839	$5.80

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

J. LINE OF CREDIT AND LONG-TERM DEBT

In December 2003, the Company entered into a $7.5 million line of credit (the “Credit Line”) with Laurus Master Fund, Ltd. (“Laurus”). The term of the Credit Line is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the Credit Line are determined by a borrowing base equal

Transgenomic, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands except share and per share data)

to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. The Credit Line is secured by most of the Company’s assets. Prior to amendments to the Credit Line discussed below, payment of interest and principal could, under certain circumstances, be made with shares of the Company’s common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. The Company could elect to convert only if its shares trade at a price exceeding $2.42 per share for ten consecutive trading days, and such conversion is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of the Company’s common stock. Upon entering into the Credit Line, the Company issued warrants to Laurus to acquire 550,000 shares of the Company’s common stock at an exercise price exceeding the average trading price of the Company’s common stock over the ten trading days prior to the date of the warrant. As of September 30, 2004, the Company had approximately $7.1 million outstanding on the Credit Line.

In February 2004, the Company entered into a separate $2.75 million convertible note with Laurus (the “Term Note”). The Term Note carries an interest rate of 2.0% over the prime rate or a minimum of 6.0% and has a term of 3 years. Prior to amendments to the Term Note discussed below, the principal and interest on the Term Note could be converted into common stock of the Company at a fixed conversion price of $2.61 per share. Upon entering the Term Note, the Company issued warrants to Laurus to acquire 125,000 shares of its common stock. Borrowings under the Term Note were primarily used to retire the mortgage debt on the Company’s Glasgow facility. Remaining borrowings of approximately $750,000 were used to complete the build-out of the Glasgow facility, complete the consolidation the Company’s Glasgow operations into the new facility and provide funds for operations.

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

M. RESTATEMENT OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2004, the Company’s management determined that it had incorrectly included the amortization of software development costs within net cash flows from investing activities rather than within net cash flows from operating activities.

As a result, the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 have been restated from the amounts previously reported to correct these errors. This restatement had no impact on the Company’s condensed consolidated balance sheets or condensed consolidated statements of operations. The impact of this restatement on the condensed consolidated statements of cash flows is as follows: (dollars in thousands):

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and amortization	$3,145	$3,607	$2,850	$3,312
Net cash flows from operating activities	(9,170)	(8,708)	(9,880)	(9,418)

Change in other assets	488	26	310	(152)
Net cash flows from investing activities	2,006	1,544	(1,724)	(2,186)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis gives effect to the restatement of our condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, as discussed in Note M to the accompanying unaudited condensed consolidated financial statements.

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

Revisions to Credit Facilities. We have entered into a $7.5 million line of credit (the “Credit Line”) and a separate $2.75 million convertible note with Laurus (the “Term Note”) with Laurus Master Fund, Ltd. (“Laurus”) (collectively, the “Laurus Loans”). In February 2004, Laurus waived the borrowing base limitation on the Credit Line, thereby making the full $7.5 million facility available to the Company regardless of the available collateral. On August 31, 2004, Laurus agreed to extend the borrowing base waiver on the Credit Line through March 19, 2005. In addition, Laurus has deferred certain payments due under the Term Note and reduced the interest rate on both of the Laurus Loans to 0% for any day the closing sale price of the Company’s common stock is at or above $1.75 per share). In return, we lowered the conversion price on each of the Laurus Loans to $1.00 per share and issued a warrant to Laurus covering an additional 400,000 common shares at an exercise price of $1.25 per share. The closing price of the Company’s common stock on August 31, 2004 was $1.20 per share.

The revisions to the Laurus Loans agreements, along with the anticipated liquidity benefits resulting from the sale of the Boulder facility and implementation of the restructuring plan are expected to significantly improve our liquidity position. However, there can be no assurance that these initiatives alone will be sufficient to allow the Company to operate without additional capital.

Results of Operations Three Months Ended September 30, 2004 and 2003

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

Interest and investment income (loss) totaled $(345,000) in the third quarter of 2004 compared to $2,000 during the same period of 2003. The decrease related primarily to losses realized on the sale of Geron stock. As described in Note B to the condensed consolidated financial statements, Geron has paid us for products with Geron common stock that we have accounted for as available for sale securities.

Interest expense was $378,000 in the third quarter of 2004 compared to $98,000 for the same period of 2003. The increase related to a significantly higher debt burden and a slightly higher cost of funds.

Loss on debt extinguishment totaled $2.9 million in the third quarter of 2004. As described in Note J to the condensed consolidated financial statements, certain August 31, 2004 modifications to our Laurus facilities were treated as extinguishments for financial reporting purposes since the change in present value of expected cash flows between the original and modified agreements is greater than 10%. As such, the Company recorded a loss on extinguishment of debt of $2.9 million at August 31, 2003 reflecting the difference between (i) the recorded amount of debt, net of related discounts, of $7.4 million and (ii) the fair value of the new debt instrument of $10.3 million plus the fair value of the new warrants of $120,000. The difference between the fair value of the new debt of $10.3 million and the face value of the debt of $8.6 million represents a premium, which will be reflected as a reduction of interest expense over the life of the new debt.

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

Results of Operations Nine Months Ended September 30, 2004 and 2003

Amounts in thousands	2004	2003	Change	% Change
Net Sales
Bioinstruments and Discovery Services	$12,164	$14,529	$(2,365)	(16)%
Bioconsumables	6,286	5,180	1,106	21%

Total BioSystems Business Unit	18,450	19,709	(1,259)	(6)%
Chemical Building Blocks	5,588	5,022	566	11%
Specialty Oligonucleotides and Services	1,796	790	1,006	127%

Total Synthetic Nucleic Acids Business Unit	7,384	5,812	1,572	27%
Total Net Sales	25,834	25,521	313	1%
Cost of Goods Sold
Bioinstruments and Services	5,442	6,014	(572)	(10)%
Bioconsumables	2,981	2,565	416	16%

Total BioSystems Business Unit	8,423	8,579	(156)	(2)%
Chemical Building Blocks	5,452	5,749	(297)	(12)%
Specialty Oligonucleotides and Services	4,609	4,171	438	11%

Total Synthetic Nucleic Acids Business Unit	10,061	9,920	141	1%
Total Cost of Goods Sold	18,484	18,500	(15)	—%
Selling, General and Administrative Expenses	12,866	13,239	(373)	(3)%
Research and Development Expenses	5,344	7,098	(1,755)	(25)%
Impairment Charges	11,964	—	11,964	—%
Restructuring and Restructuring Related Charges	—	738	(738)	(100)%
Other Income (Expense)	(4,704)	(261)	(4,443)	1,702%
Income Tax Expense (Benefit)	(94)	49	(143)	(292)%

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

Interest and investment income (loss) totaled $(371,000) in the nine months ended September 30, 2004 compared to $48,000 during the same period of 2003. The decrease related primarily to losses realized on the sale of Geron stock. As described in Note B to the condensed consolidated financial statements, Geron has paid us for products with Geron common stock that we have accounted for as available for sale securities.

Interest expense was $1.3 million in the nine months ended September 30, 2004 compared to $191,000 for the same period of 2003. The increase related to a significantly higher debt burden and a slightly higher cost of funds.

Loss on debt extinguishment totaled $2.9 million in the nine months ended September 30, 2004. As described in Note J to the condensed consolidated financial statements, certain August 31, 2004 modifications to our Laurus facilities were treated as extinguishments for financial reporting purposes since the change in present value of expected cash flows between the original and modified agreements is greater than 10%. As such, the Company recorded a loss on extinguishment of debt of $2.9 million at August 31, 2004 reflecting the difference between (i) the recorded amount of debt, net of related discounts, of $7.4 million and (ii) the fair value of the new debt instrument of $10.3 million plus the fair value of the new warrants of $120,000. The difference between the fair value of the new debt of $10.3 million and the face value of the debt of $8.6 million represents a premium, which will be reflected as a reduction of interest expense over the life of the new debt.

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

We have experienced recurring net losses and had an accumulated deficit of $100.2 million at September 30, 2004. Based on our 2004 and 2005 operating plans, we believe existing sources of liquidity will be sufficient to meet cash needs. If necessary, we believe we can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2004 or 2005 would likely delay implementation of our business plan. Additionally, we may pursue additional financing alternatives. Ultimately, we must achieve sufficient revenue levels to support its cost structure.

The following table summarizes our short-term liquidity and sources and uses of cash, as of September 30, 2004 and December 31, 2003 and for the three months ended September 30, 2004 and 2003:

Amounts in Thousands	September 30, 2004	December 31, 2003
Short-term liquidity:
Current assets	$20,324	$24,378
Current liabilities	(18,182)	(12,248)

Net working capital	2,142	12,130

Cash and cash equivalents	1,125	1,241

Available borrowings on line of credit	400	1,673

	For the period ended September 30, 2004	For the period ended September 30, 2003
Net cash flows:
Operating activities	$(8,708)	$(9,418)
Investing activities	1,544	(2,186)
Financing activities	7,185	3,158
Effect of foreign currency exchange rates on cash	(137)	(148)

Net change in cash and cash equivalents	$(116)	$(8,594)

In December 2003, we entered into a $7.5 million line of credit (the “Credit Line”) with Laurus Master Fund, Ltd. (“Laurus”). The term of the Credit Line is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0%. Funds available under the Credit Line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.0 million related to inventory balances. The Credit Line is secured by most of the Company’s assets. Prior to amendments to the Credit Line discussed below, payment of interest and principal could, under certain circumstances, be made with shares of the Company’s common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. We could elect to convert only if its shares trade at a price exceeding $2.42 per share for ten consecutive trading days, and such conversion is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of our common stock. Upon entering into the Credit Line, we issued warrants to Laurus to acquire 550,000 shares of our common stock at an exercise price exceeding the average trading price of our common stock over the ten trading days prior to the date of the warrant. As of September 30, 2004, we had approximately $7.1 million outstanding on the Credit Line.

In February 2004, we entered into a separate $2.75 million convertible note with Laurus (the “Term Note”). The Term Note carries an interest rate of 2.0% over the prime rate or a minimum of 6.0% and has a term of 3 years. Prior to amendments to the Term Note discussed below, the principal and interest on the Term Note could be converted into common stock of the Company at a fixed conversion price of $2.61 per share. Upon entering the Term Note, we issued warrants to Laurus to acquire 125,000 shares of its common stock. Borrowings under the Term Note were primarily used to retire the mortgage debt on our Glasgow facility. Remaining borrowings of approximately $750,000 were used to complete the build-out of the Glasgow facility, complete the consolidation our Glasgow operations into the new facility and provide funds for operations.

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

Analysis of Cash Flows

Cash flows used in operating activities totaled $8.7 million during the nine months ended September 30, 2004 compared to $9.4 million during the comparable period of 2003. The use in 2004 related primarily to a net loss of $27.4 million offset by non-cash charges of $19.2 million. Non-cash charges consisted of depreciation and amortization, impairment charges, loss on debt extinguishment and non-cash financing charges. Working capital and other adjustments generated cash flows from operating activities of $500,000.

Cash flows from investing activities totaled $1.5 million during the nine months ended September 30, 2004 compared to cash flows used in investing activities of $2.2 million during the comparable period of 2003. The investing cash flows generated in 2004 were from the sale of short-term investments (Geron common stock) and reductions in other assets that were offset by purchases of property and equipment.

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

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations as of September 30, 2004 along with cash payments due in each period indicated:

	Payments Due by Period
Amounts in Thousands	2004	2005	2006	2007	2008 and Thereafter
Line of credit[1]	$7,100	$—	$—	$—	$—
Long-term debt principal payments	350	850	900	650	—
Operating lease payments[2]	3,278	2,980	2,029	646	—

Total contractual obligations	$10,728	$3,830	$2,929	$1,296	$—

1.	See Note I to the condensed consolidated financial statements.
2.	After giving effect to the sale of our specialty oligonucleotides manufacturing facility on November 11, 2004 (as discussed in Note L to the condensed consolidated financial statements), our ongoing operating lease payments are expected to be $3,187, $1,891, $1,147, $363 and $0 in 2004, 2005, 2006, 2007 and thereafter.

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

Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal controls subsequent to the date of their evaluation

This review and evaluation took into account the restatements described in Note M to the accompanying unaudited condensed consolidated financial statements and, after considering the nature of and the isolated effects of such restatements on the condensed consolidated statements of cash flows and the controls underlying the accumulation of the related information, the Company’s management has concluded that the restatement was not the result of a material weakness in internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

(3.1)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on May 17, 2000)

(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(10.1)	Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated August 27, 2003 (incorporated by reference to the Registrant’s Report on Form 8-K which was filed on August 29, 2003)

(10.2)	Securities Purchase Agreement by and between the Registrant and Geron Corporation dated June 2, 2003 (incorporated by reference to Exhibit 10.0 to Amendment No. 3 to Registration Statement on Form S-3 (Registration No. 333-108319) as filed on October 14, 2003)

(10.3)	Securities Purchase Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.4)	Secured Convertible Term Note by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.5)	Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004, as amended on April 15, 2004 (1)

(10.6)	Registration Rights Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated February 19, 2004 (1)

(10.7)	Common Stock Purchase Warrant by and between the Registrant and TN Capital Equities, Ltd. dated March 1, 2004 (1)

(10.8)	Secured Convertible Minimum Borrowing Note Series B by and between the Registrant and Laurus Master Fund, Ltd. Dated December 3, 2003, as amended on April 15, 2004 (1)

(10.9)	Amendment No. 1 to the Employment Agreement effective March 1, 2000 by and between Transgenomic, Inc. and Collin D’Silva (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q which was filed on May 17, 2004)

(10.10)	Engagement Agreement by and between the Registrant and Goldsmith, Agio, Helms Securities, Inc. dated March 19, 2004, as amended August 12, 2004 (incorporate by reference to Exhibit 10.10 to the Registrants Quarterly Report on From 10-Q as filed on November 15, 2004)

(10.11)	Employment Agreement effective July 31, 2004 by and between Transgenomic, Inc. and Michael A. Summers (incorporate by reference to Exhibit 10.11 to the Registrants Quarterly Report on From 10-Q as filed on November 15, 2004)

(10.12)	Amendment to securities Purchase Agreement and Related Document by and between the Registrant and Laurus Master Fund, Ltd. Dated August 31, 2004 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (Registration No. 333-118970) as filed on September 14, 2004)

(10.13)	Amendment to Security Agreement and Related Documents by and between the Registrant and laurus Master Fund, Ltd. Dated August 31, 2002 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3 (Registration No. 333-118970) as filed on September 14, 2004)

(10.14)	Common Stock Purchase Warrant by and between the Registrant and laurus Master Fund, Ltd., dated August 31, 2004 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-3 (Registration No. 333-118970) as filed on September 14, 2004)

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	This exhibit is incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-114661), which was filed on April 21, 2004.

(b)	Reports on Form 8-K

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