Form 10-Q
period 2005-06-30
TRANSGENOMIC INC
filed 2005-08-15
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

As of August 15, 2005, the number of shares of common stock outstanding was 34,241,281.

TRANSGENOMIC INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,714	$1,002
Accounts receivable (net of allowances for bad debts of $998 and $1,051, respectively)	8,682	10,197
Inventories	4,585	5,366
Prepaid expenses and other current assets	912	1,343

Total current assets	15,893	17,908

PROPERTY AND EQUIPMENT:
Land and buildings	2,274	2,427
Equipment	18,528	19,263
Furniture and fixtures	5,876	5,781

	26,678	27,471
Less: accumulated depreciation	14,941	13,946

	11,737	13,525
GOODWILL	638	638
OTHER ASSETS	4,697	5,387

	$32,965	$37,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,501	$3,431
Accrued expenses	5,430	7,318
Accrued compensation	761	636
Line of credit	6,570	6,514
Current portion of long-term debt	450	825

Total current liabilities	15,712	18,724
Long-term debt	1,494	2,199

Total liabilities	17,206	20,923

COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 34,241,281 and 29,330,874 shares outstanding, respectively	348	299
Additional paid-in capital	124,993	120,798
Accumulated other comprehensive income	1,409	2,539
Accumulated deficit	(110,991)	(107,101)

Total stockholders’ equity	15,759	16,535

	$32,965	$37,458

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$7,633	$9,011	$15,005	$17,640
Cost of goods sold	4,450	5,858	8,848	11,627

Gross profit	3,183	3,153	6,157	6,013
Operating expenses:
Selling, general and administrative	3,537	4,268	7,138	8,513
Research and development	581	1,672	1,186	3,601
Impairment charges (Note C)	—	11,964	—	11,964

	4,118	17,904	8,324	24,078
Loss from operations	(935)	(14,751)	(2,167)	(18,065)
Other income (expense):
Interest expense (Note E)	(83)	(346)	(1,738)	(935)
Other income (expense), net	34	(33)	34	(87)

	(49)	(379)	(1,704)	(1,022)
Loss before income taxes	(984)	(15,130)	(3,871)	(19,087)
Current income tax expense (benefit)	14	2	19	(95)

Net loss	$(998)	$(15,132)	$(3,890)	$(18,992)

Basic and diluted weighted average shares outstanding	34,237,042	29,053,226	32,122,502	28,887,334
Net loss per common share—basic and diluted	$(0.03)	$(0.52)	$(0.12)	$(0.66)

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands except per share data)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,890)	$(18,992)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,101	2,410
Impairment charges	—	11,964
Non-cash financing costs	1,434	622
(Gain)/Loss on sale of securities	(9)	27
Other	2	—
Changes in operating assets and liabilities:
Accounts receivable	1,241	(1,926)
Inventories	611	(422)
Prepaid expenses and other current assets	399	(362)
Accounts payable	(841)	61
Accrued expenses	(2,220)	(334)

Net cash flows from operating activities	(1,172)	(6,952)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities and sale of available for sale securities	617	932
Purchase of property and equipment	(671)	(1,133)
Proceeds from sales of property and equipment	139	—
Change in other assets	(1)	(1)

Net cash flows from investing activities	84	(202)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	10,790	14,600
Payments on line of credit	(8,740)	(9,014)
Proceeds from long-term debt	—	2,750
Payments on long-term debt	(178)	(1,729)
Issuance of common stock, net of expenses	7	45

Net cash flows from financing activities	1,879	6,652
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(79)	(83)

NET CHANGE IN CASH AND CASH EQUIVALENTS	712	(585)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,002	1,241

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,714	$656

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$316	$237
Income taxes, net	18	(95)
Non-cash transactions:
Available for sale securities acquired for goods and services	608	959
Conversions of debt to equity	2,579	2,000

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

The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as amended.

The Company has experienced recurring net losses and had an accumulated deficit of $110,991 at June 30, 2005. Based on the Company’s operating plan, management believes its existing sources of liquidity will be sufficient to meet its cash needs during 2005. If necessary, the Company’s management believes they can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions would likely delay implementation of the Company’s business plan. Additionally, management may pursue financing alternatives. Ultimately, the Company must achieve sufficient revenue levels to support its cost structure.

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

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during of the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Beginning balance	$1,030	$550	$1,051	$549
Charges to income	—	30	—	46
Deductions from reserves	32	—	53	15

Ending balance	$998	$580	$998	$580

Revenue Recognition.

Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period. At June 30, 2005 and December 31, 2004, deferred revenue associated with the Company’s service contracts was approximately $1,856 and $1,478 respectively, and is included in “accrued expenses” in the accompanying unaudited consolidated balance sheets.

During the six months ended June 30, 2004, the Company recognized approximately $196 of product sales under bill-and-hold arrangements. Under these arrangements, the customer had accepted title and risk of ownership to the product, but had requested that the Company store the product on behalf of the customer, in a rented freezer, until the six months ended June 30, 2004. There were no sales under bill-and –hold arrangements recognized during the six months ended June 30, 2005.

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss:
As reported	$(998)	$(15,132)	$(3,890)	$(18,992)
Less pro forma stock-based employee compensation expense determined under fair value method, net of related tax	(73)	(221)	(143)	(484)

Pro forma	$(1,071)	$(15,353)	$(4,033)	$(19,476)
Basic and Diluted Loss Per Share:
As reported	$(0.03)	$(0.52)	$(0.12)	$(0.66)
Pro forma	$(0.03)	$(0.53)	$(0.13)	$(0.67)

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments adversely affected loss from operations by approximately $228 and $8 for the three months ended June 30, 2005 and 2004, respectively, and by approximately $428 and $128 for the six months ended June 30, 2005 and 2004.

Loss Per Share.

Basic loss per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and warrants or conversion of convertible notes, where dilutive. For all periods presented, basic and diluted weighted average shares outstanding and loss per share are identical, since all potentially dilutive securities are antidilutive. Potentially dilutive securities consist of stock options and warrants representing 4,759,547 and 1,159,421 shares of

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

common stock at June 30, 2005, respectively. Additionally, certain portions of the Company’s debt are convertible into the Company’s common stock at prices that were greater than the market price of the Company’s common stock at June 30, 2005.

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

On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overhead to be based on the normal capacity of the production facilities. SFAS No. 151 will be effective at the beginning of 2006. The Company is currently assessing the final impact of this standard on its financial position, results of operations or cash flows.

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

B. INVENTORIES

Inventories consisted of the following at June 30, 2005 and December 31, 2004:

	BioSystems Operating Segment		Nucleic Acids Operating Segment		Total
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Finished goods	$2,260	$2,637	$2,159	$2,380	$4,419	$5,017
Raw materials and work in process	504	780	2,217	2,275	2,721	3,055
Demonstration inventory	123	153	—	—	123	153

	2,887	3,570	4,376	4,655	7,263	8,225
Less inventory classified as a long-term asset	—	—	2,678	2,859	2,678	2,859

Net Inventory	$2,887	$3,570	$1,698	$1,796	$4,585	$5,366

The Nucleic Acids operating segment inventory at June 30, 2005 and December 31, 2004 consisted primarily of chemical building blocks for synthetic nucleic acids (know as phosphoramadites) and the raw materials to produce phosphoramadites which are used and produced at the Company’s facility in Glasgow, Scotland. As of June 30, 2005, the Company has classified a portion of this inventory as a long-term other asset based on its existing sales forecasts for these products.

The Company periodically evaluates its inventory of phosphoramadites to determine whether they continue to meet quality and other specifications and over what time period such products are expected to be sold. Product that does not meet quality and other specifications can generally be re-worked to enhance purity. Costs to purify such product and related yield losses are expensed as incurred.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

C. GOODWILL

Goodwill totaled $638 at June 30, 2005 and December 31, 2004 and related entirely to the BioSystem operating segment. The following summarizes goodwill adjustments for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Beginning balance	$638	$10,502	$638	$10,502
Adjustments	—	(9,864)	—	(9,864)

Ending balance	$638	$638	$638	$638

During the three months ended March 31, 2004, the Company’s Board of Directors directed management to explore strategic alternatives for the Nucleic Acids operating segment. The process included significant due diligence by management, its advisors and prospective independent buyers and other interested parties. Based upon information obtained through this process during the three months ended June 30, 2004, management determined that it was more likely than not that the assets of the Nucleic Acids business were impaired. Accordingly, the Company engaged an external valuation firm to assist with the completion of a mid-year impairment test. As a result, the Company recorded a non-cash charge of $11,964 related to its Nucleic Acids segment during the three months ended June 30, 2004. The charge consisted of $9,864 related to the impairment of goodwill and $2,100 related to the impairment of property and equipment.

D. OTHER ASSETS

At June 30, 2005 and December 31, 2004, finite lived intangible assets and other assets consisted of the following:

	June 30, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Finite Lived Intangible Assets
Capitalized software	$2,132	$1,824	$308	$2,132	$1,468	$664
Intellectual property	765	503	262	765	476	289
Patents	1,077	205	872	1,071	194	877

	3,974	2,532	1,442	3,968	2,138	1,830

Other Assets
Long Term Inventory	2,678	—	2,678	2,859	—	2,859
Deferred Financing Costs	576	279	297	576	183	393
Other	448	168	280	452	147	305

	3,702	447	3,255	3,887	330	3,557

Total	$7,676	$2,979	$4,697	$7,855	$2,468	$5,387

Amortization expense for intangible assets was approximately $245 and $242 during the three months ended June 30, 2005 and 2004, respectively, and $495 and $486 for the six months ended June 30, 2005 and 2004, respectively. Amortization expense for intangible assets is expected to be approximately $518 for the remainder of 2005, $342 in 2006, $331 in 2007, $62 in 2008, $134 in 2009, $134 in 2010 and $26 in 2011.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

E. DEBT

At June 30, 2005 and December 31, 2004, debt consisted of the following:

	June 30, 2005	December 31, 2004
Credit Line (“Credit Line”) with Laurus Master Funds, Ltd (“Laurus”)
Gross amount due (accruing interest at 2% above prime or 8.00% and 7.25% at June 30, 2005 and December 31, 2004, respectively, due December 2006)	$6,119	$5,948
Debt premium	516	1,004
Debt discount - warrants	(65)	(85)
Debt discount - beneficial conversion premium	—	(353)

	$6,570	$6,514

Long-Term Debt with Laurus (“Term Note”)
Convertible debt (accruing interest at 2% above prime or 8.00% and 7.25% at June 30, 2005 and December 31, 2004, respectively, due February 2007)	$1,675	$2,550
Debt Premium	269	474
Less current portion	(450)	(825)

	$1,494	$2,199

Funds available under the Credit Line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1,000 related to inventory balances. On March 18, 2005, Laurus agreed to extend an existing waiver of the borrowing base until March 31, 2006. In connection with this extension, the Company agreed to allow Laurus to convert $1,879 of the outstanding principal balance under the Credit Line into 3,600,000 shares of its common stock at $0.52 per share. In addition, on March 24, 2005 the Company agreed to allow Laurus to convert $650 of the outstanding principal balance of the Term Note into 1,250,000 shares of common stock at $0.52 per share. Laurus agreed to apply this Term Note conversion against substantially all remaining 2005 scheduled principal payments on such loan. The closing market price of the Company’s common stock the day before each of these conversions was $0.58 per share. No other provisions of the Company’s Credit Line or Term Note (collectively, the “Laurus Loans”) were modified, including the $1.00 conversion price for remaining debt. In conjunction with these conversions, the Company accelerated amortization of $409 of related debt premiums and discounts and recorded a charge of $1,365 related to the fair value of incremental shares received by Laurus.

Interest expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest paid or accrued on outstanding debt	$134	$152	$305	$237
Amortization of debt premiums	(124)	—	(692)	—
Amortization of debt discounts – warrants	9	—	20	—
Amortization of debt discount – beneficial conversion feature	15	158	644	618
Fair value of incremental shares received by Laurus	—	—	1,365	—
Deferred Financing Costs	49	36	96	80

	$83	$346	$1,738	$935

Principal repayments under the Term Note are scheduled as follows: $0 for the remainder of 2005, $875 in 2006, and $800 in 2007.

F. COMMITMENTS AND CONTINGENCIES

The Company was named as a defendant in a lawsuit filed in Spain by a prospective distributor who claims that the Company breached a promise to grant the plaintiff a distributorship for certain of the Company’s products in a specific geographic area in Europe. The plaintiff was seeking monetary relief of approximately $500. During the three months ended June 30, 2005, a court dismissed this matter in favor of the Company.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

The Company leases certain equipment, vehicles and operating facilities. The Company’s leases related to its operating facilities currently expire on various dates through 2010. At June 30, 2005, the future minimum lease payments required under non-cancellable lease provisions are approximately $858 for the remainder of 2005, $1,230 in 2006, $441 in 2007, $187 in 2008, $191 in 2009, and $165 in 2010. Rent expense related to all operating leases for the three months ended June 30, 2005 and 2004 was approximately $310 and $588, respectively, and $663 and $1,173 for the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005, the Company had firm commitments totaling $468 to a vendor to purchase components used in WAVE Systems.

G. INCOME TAXES

Income tax recorded during the three and six months ended June 30, 2005 and 2004 related to income taxes in states, foreign countries and other local jurisdictions offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three and six months ended June 30, 2005 or 2004 based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of June 30, 2005 and December 31, 2004, the Company’s deferred tax assets were offset by a valuation allowance of approximately $39,747 and $38,287, respectively.

H. STOCKHOLDERS’ EQUITY

The following shows changes to the components of stockholders’ equity during the six months ended June 30, 2005.

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Outstanding Shares	Par Value
Balance, January 1, 2005	29,330,874	$299	$120,798	$(107,101)	$2,539	$16,535
Net loss	—	—	—	(3,890)	(3,890)	(3,890)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(1,130)	(1,130)
Comprehensive loss	—	—	—	—	(5,020)
Beneficial conversion premium	—	—	292	—	—	292
Issuance and shares upon conversion of Laurus Loans	4,900,000	48	2,531	—	—	2,579
Fair value of incremental shares issued	—	—	1,365	—	—	1,365
Issuaance of shares for employee stock purchase plan	10,407	1	7	—	—	8

Balance, June 30, 2005	34,241,281	$348	$124,993	$(110,991)	$1,409	$15,759

During the three and six months ended June 30, 2005, the Company issued zero and 4,900,000 shares, respectively of common stock in conjunction with conversions under the Laurus Loans.

Date	Price	Shares Issued	Proceeds	Facility	Applied To
January 2005	$1.00	50,000	$50	Term Note	Principal
March 2005	$0.52	3,600,000	1,879	Credit Line	Principal
March 2005	$0.52	1,250,000	650	Term Note	Principal

		4,900,000	$2,579

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

I. STOCK OPTIONS

No options were granted during the three months ended June 30, 2005. The following table summarizes activity under the 1997 Stock Option Plan during the six months ended June 30, 2005.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2004	5,088,037	$5.09
Granted	172,500	1.09
Forfeited	(500,990)	3.95

Balance at June 30, 2005	4,759,547	$5.07

Exercisable at June 30, 2005	4,170,266	$5.44

The weighted average fair value of options granted during the six months ended June 30, 2005 was $0.61 per share. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted during the six months ended June 30, 2005: no common stock dividends; risk-free interest rates of 4.14% to 4.79%; 85% volatility; and an expected option life of 3 years. At June 30, 2005, the weighted average remaining contractual life of options outstanding was 4.7 years.

The following table summarizes information about options outstanding as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
		(in years)
$ 1.00—$ 1.30	448,333	7.3	$1.23	258,333	$1.26
$ 1.31—$ 2.60	849,833	7.6	$1.90	521,518	$1.89
$ 2.61—$ 3.90	35,000	7.3	$2.90	23,334	$2.90
$ 3.91—$ 5.20	2,086,200	2.5	$5.00	2,086,200	$5.00
$ 5.21—$ 6.50	718,950	5.8	$6.15	688,350	$6.15
$ 6.51—$ 9.10	10,000	5.9	$9.00	10,000	$9.00
$ 9.11—$10.40	316,500	5.6	$9.89	312,500	$9.89
$10.41—$13.00	294,731	4.5	$12.82	270,031	$12.84

	4,759,547	4.7	$5.07	4,170,266	$5.44

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

The following table sets forth net sales and operating income (loss) by segment.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Sales
BioSystems	$6,889	$6,563	$13,816	$12,948
Nucleic Acids	744	2,448	1,189	4,692

Total	$7,633	$9,011	$15,005	$17,640

Income (Loss) from Operations
BioSystems	$767	$(158)	$1,347	$(675)
Nucleic Acids	$(535)	$(13,178)	$(1,266)	$(14,561)
Corporate	(1,167)	(1,415)	(2,248)	(2,829)

Total	$(935)	$(14,751)	$(2,167)	$(18,065)

During the three and six months ended June 30, 2005, sales to Novartis Pharmaceuticals, Inc. (“Novartis”) totaled $667 and $1,410, respectively, and represented 9.7% and 10.2%, respectively, of net sales within the Company’s BioSystems operating segment and 8.7% and 9.4%, respectively, of total consolidated net sales. Sales to Novartis are governed by a non-binding master services agreement dated August 22, 2002.

During the three and six months ended June 30, 2005, sales to Geron Corporation (“Geron”) totaled $54 and $105, respectively, and represented 7.3% and 8.8%, respectively, of net sales within the Company’s Nucleic Acids operating segment and less than 1% of total consolidated sales. During the three and six months ended June 30, 2004, sales to Geron totaled $1,174 and $1,896, respectively, and represented 48% and 40%, respectively, of net sales within the Company’s Nucleic Acids operating segment and 13% and 11%, respectively, of total consolidated net sales. Sales to Geron are governed by a non-binding supply agreement dated June 15, 2002, as amended. Under the supply agreement and related addendums, Geron has historically paid the Company for goods and services with its common stock. The terms of each addendum generally provide that Geron pre-pay 50% of the total sales price of goods sold under the addendum upon execution of the addendum and the remaining 50% upon acceptance of the related goods and services. Geron shares received by the Company are restricted for resale until they are registered with the Securities and Exchange Commission. The Company assumes all market risk related to the value of these securities and any selling costs are paid by the Company. Once registered, it has been the Company’s intent and practice to sell such securities as soon as practical.

The following is a summary of Geron shares received and sold during the six months ended June 30, 2005 and 2004.

Date Received	Shares	Product Sales Price	Date Sold	Net Proceeds	Gain (Loss)
January 2004	85,855	$959	February 2004	$932	$(27)
March 2004	33,662	$289	July 2004	$263	$(26)
April 2005	101,801	$608	May 2005	$617	$9

The 101,801 Geron shares received by the Company in April 2005 were a prepayment for products that are expected to be completed and delivered to Geron in the second half of 2005. The related deferred revenue of $608 is included in “accrued expenses” in the accompanying unaudited consolidated balance sheet at June 30, 2005.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

K. RESTRUCTURING PLAN

The Company had accrued expenses associated with its 2004 restructuring plan of $581 and $1,910 at June 30, 2005 and December 31, 2004, respectively. The balance at June 30, 2005 relates primarily to future rents on closed facilities (net of projected sublease rents) of which $283 is expected to be paid during the remainder of 2005 and $272 in 2006 and thereafter.

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

Our operations are managed based upon the nature of the products and services provided. Accordingly, we operate in two reportable segments, BioSystems and Nucleic Acids. Operations for these segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income or loss. See the Notes to the accompanying unaudited consolidated financial statements for detailed segment information.

Since 2000 (the year of our initial public offering), we have incurred net losses of $98.15 million largely related to our Nucleic Acids operating segment. We instituted significant changes during the fourth quarter of 2004 designed to, among other things, better align our cost structure with projected revenues, focus on opportunities in our BioSystems operating segment, and minimize the adverse financial effect of our Nucleic Acids operating segment. Specifically, during the fourth quarter of 2004, we sold our manufacturing facility in Boulder, Colorado and implemented a restructuring plan (the “2004 Restructuring Plan”). While the primarily goals of these changes were to provide the foundation for a self-sustaining, growth-oriented company with positive cash flows and earnings, there can be no assurance that we can achieve these goals.

Our liquidity and working capital positions improved during the first six months of 2005 due principally to conversions of $2.53 million of borrowings under our credit line (“Credit Line”) and term note (“Term Note”) (collectively, the “Laurus Loans”) with Laurus Master Fund, Ltd. (“Laurus”) into common stock. At June 30, 2005, we had an accumulated deficit of $110.99 million.

Executive Summary

We achieved a number of significant milestones during the second quarter of 2005.

Our loss from operations and net loss during the quarter ended June 30, 2005 of $0.94 million and $1.00 million, respectively, were the best in our public-company history. Year-over-year net sales increases of 5% in our BioSystems operating segment together with cost reductions from our 2004 Restructuring Plan led to our record performance. Recurring sales (consumables plus service contract revenue) associated with our increasing installed base of WAVE systems grew to represent 40% of consolidated net sales and nearly 45% of net sales in our BioSystem operating segment. We expect that we can leverage on our existing cost structure to support annual revenues ranging up to $40.00.

Operating cash flows continue to validate the effectiveness of our 2004 Restructuring Plan. Cash used in operations for the three and six months ended June 30, 2005 totaled $1.03 million and $1.17 million, respectively. This represents significant improvement over historical levels of cash used in operations that have ranged from $1.76 million to $5.73 million and demonstrates significant progress toward a major goal of neutral to positive operating cash flows by the end of 2005.

We completed testing of our new generation WAVE platform and expect to roll it out during the third quarter of 2005. There are significant technical and functional enhancements designed into the WAVE 4500 (our fourth generation WAVE platform) that offer users enhanced flexibility, speed and ease of operation, throughput, and sensitivity. We expect the WAVE 4500 to drive new product and upgrade sales in the second half of 2005 and into 2006.

Our investment in Discovery Services continues to yield significant growth. For the six months ended June 30, 2005, net sales from Discovery Services totaled $1.45 million compared to $0.89 million for the same period of 2004, an increase of 63%. These contract research service offerings represent a relatively new area of business for us. We plan to continue to seek opportunities to provide genetic variation discovery and analysis services to pharmaceutical and other customers and believe that these services provide us significant opportunities to expand revenue in the future.

Results of Operations Three Months Ended June 30, 2005 and 2004

Amounts in thousands	2005	2004	Change	% Change
Net Sales
Bioinstruments	$3,734	$3,966	$(232)	(6)%
Bioconsumables	2,494	2,059	435	21%
Discovery Services	661	538	123	23%

Total BioSystems Business Unit	6,889	6,563	326	5%

Chemical Building Blocks	744	1,740	(996)	(57)%
Specialty Oligonucleotides and Services	—	708	(708)	(100)%

Total Synthetic Nucleic Acids Business Unit	744	2,448	(1,704)	(70)%

Total Net Sales	7,633	9,011	(1,378)	(15)%

Cost of Goods Sold
Bioinstruments	1,753	1,656	97	6%
Bioconsumables	1,065	982	83	9%
Discovery Services	583	327	256	78%

Total BioSystems Business Unit	3,401	2,965	436	15%

Chemical Building Blocks	1,049	1,335	(286)	(21)%

Specialty Oligonucleotides and Services	—	1,558	(1,558)	(100)%

Total Synthetic Nucleic Acids Business Unit	1,049	2,893	(1,844)	(64)%
Total Cost of Goods Sold	4,450	5,858	(1,408)	(24)%

Selling, General and Administrative Expenses	3,537	4,268	(731)	(17)%
Research and Development Expenses	581	1,672	(1,091)	(65)%
Impairment Charges	—	11,964	(11,964)	(100)%

Net Sales. Net sales for the quarter ended June 30, 2005 decreased $1.38 million or 15% from the same period of 2004 as a result of a $0.33 million or 5% increase in sales in our BioSystems operating segment offset by a $1.70 million or 70% decrease in sales in our Nucleic Acids operating segment.

The increase in sales in our BioSystems operating segment resulted from an decrease of $0.23 million or 6% from bioinstruments, increases in sales of bioconsumables of $0.44 million or 21% and increases from Discovery Services of $0.12 million or 23%. WAVE Systems sold totaled 25 during the quarter ended June 30, 2005 compared to 34 during the same period of 2004. The selling prices of our instruments vary based on the specific model and optional accessories. We had an installed base of approximately 1,241 units at June 30, 2005 compared to 1,193 units at December 31, 2004. The increase in the installed base of instruments continues to drive increases in sales of bioconsumables used with these instruments. The increase in Discovery Services revenue during 2005 was primarily attributable to the discovery services agreements that we entered into with Novartis Pharmaceuticals, Inc. (“Novartis”) to support their clinical development of oncology therapeutics. During the three months ended June 30, 2005, Discovery Services sales to Novartis totaled $0.67 million and represented 10% of net sales within the BioSystems operating segment and 9% of total consolidated net sales. We have no long-term agreement with Novartis, therefore, sales will fluctuate and may be zero. Future revenues from our BioSystems operating segment would be substantially reduced if Novartis’s need for our products declined.

Nucleic Acids operating segment sales decreased by $1.71 million or 70% during the quarter ended June 30, 2005 compared to the same period of 2004 as a result of fewer chemical building block sales to Geron Corporation (“Geron”) and the sale of our specialty oligonucleotides facility in Boulder, Colorado. Sales to Geron during the second quarter of 2005 totaled $0.05 million compared to $1.17 million during the second quarter of 2004. Net sales to Geron during the quarter ended June 30, 2005 represented 7% of net sales in our Nucleic Acids operating segment and did not represent a significant portion of total consolidated net sales. Net sales to Geron during the quarter ended June 30, 2004 represented 48% of net sales within our Nucleic Acids operating segment and 13% of total consolidated net sales. We have no long-term agreement with Geron, therefore, sales will fluctuate and may be zero. Future revenues from our Nucleic Acids operating segment would be substantially reduced if Geron’s need for our products declined. As a result of the sale of our facility in Boulder, Colorado, net sales of specialty oligonucleotides decreased by $0.71 million. We no longer manufacture or sell oligonucleotides.

Costs of Goods Sold. Costs of goods sold include material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs and supplies) associated with our Discovery Services operations. Depreciation expense included in costs of goods sold totaled $0.56 million and $0.59 million during the quarters ended June 30, 2005 and 2004, respectively.

Costs of goods sold during the quarter ended June 30, 2005 decreased $1.41 million or 24% from the same period of 2004 as a result of a $0.43 million or 15% increase in our BioSystems operating segment offset by a $1.84 million or 64% decrease in our Nucleic Acids operating segment. The overall decrease was primarily attributable to the sale of our oligonucleotide facility and our 2004 Restructuring Plan.

Gross profit was $3.18 million or 42% of total net sales during the second quarter of 2005 compared to $3.15 million and 35% during the same period of 2004. A summary of gross profit by operating segment follows (dollars in thousands):

	Quarter Ended June 30,
	2005		2004
	Gross Profit/(Loss)	Percent of Revenue	Gross Profit/(Loss)	Percent of Revenue
BioSystems operating segment	$3,488	46%	$3,598	40%
Nucleic Acids operating segment	(305)	(4)%	(445)	(5)%

	$3,183	42%	$3,153	35%

The increase in BioSystems operating segment gross profit as a percentage of revenue to 46% from 40% for the quarters ended June 30, 2005 and 2004, respectively, is largely attributable to changes in the composition of products sold. Our Nucleic Acids operating segment continues to have excess capacity in its Glasgow, Scotland manufacturing facility that will adversely impact costs of goods sold and gross profit until demand for our Nucleic Acids building block products increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $3.54 million during the quarter ended June 30, 2005 compared to $4.27 million during the same period of 2004, a decrease of $0.73 million or 17%. This decrease resulted primarily from the 2004 Restructuring Plan, offset by the effects of unfavorable foreign currency transactions that totaled $0.23 million and $0.01 million during the quarters ended June 30, 2005 and 2004, respectively. Depreciation expense included in selling, general and administrative expenses totaled $0.19 million and $0.25 million during the quarters ended June 30, 2005 and 2004, respectively.

As a percentage of revenue, selling, general and administrative expenses totaled just over 46% and 47% during the quarters ended June 30, 2005 and 2004, respectively.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs. These costs totaled $0.58 million during the quarter ended June 30, 2005 compared to $1.67 million during the same period of 2004, a decrease of $1.09 million or 65%. The decrease resulted primarily from the 2004 Restructuring Plan, which resulted in the elimination of substantially all research and development efforts associated with our Nucleic Acids operating segment. Depreciation expense included in research and development expenses included $0.12 million and $0.22 million during the quarters ended June 30, 2005 and 2004, respectively.

As a percentage of revenue, research and development expenses totaled 8% and 19% of revenue during the quarters ended June 30, 2005 and 2004. We expect to continue to invest a substantial portion of our revenues in research and development activities primarily associated with our BioSystems operating segment. Research and development costs are expensed in the period in which they are incurred.

Other Income (Expense). Other income/(expense) during the quarter ended June 30, 2005 of $0.04 million consisted of interest expense of $0.08 million and other income net of $.03 million. Other expense during the quarter ended June 30, 2004 consisted of interest expense of $0.35 million and other expense net of $0.03 million, which consisted primarily of net investment losses associated with sales of Geron stock.

Interest expense consisted of the following (dollars in thousands):

	Quarter Ended June 30,
	2005	2004
Interest paid or accrued on outstanding debt	$134	$152
Amortization of debt premiums	(124)	—
Amortization of debt discounts – warrants	9	—
Amortization of debt discount – beneficial conversion feature	15	158
Other	49	36

	$83	$346

The decrease in interest paid or accrued on outstanding debt resulted from lower average debt balances partially offset by higher interest rates. Gross debt (before related premiums and discounts) totaled $7.79 million at June 30, 2005 compared to $8.50 million at December 31, 2004. Our Laurus Loans had average balances during the quarters ended June 30, 2005 and 2004 of $7.65 million and $8.25 million, respectively, with weighted average interest rates of 8.00% and 6.00%, respectively. The high and low borrowings under our Credit Line during the quarter ended June 30, 2005 were $6.49 million and $5.26 million, respectively.

Income Tax Expense. Income tax recorded during the three months ended June 30, 2005 and 2004 related to income taxes in states, foreign countries and other local jurisdictions, offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three months ended June 30, 2005 or 2004 based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of June 30, 2005, the Company’s deferred tax assets were offset by a valuation allowance of approximately $39.7 million.

Results of Operations Six Months Ended June 30, 2005 and 2004

Amounts in thousands	2005	2004	Change	% Change
Net Sales
Bioinstruments	$7,598	$7,833	$(235)	(3)%
Bioconsumables	4,767	4,229	538	13%
Discovery Services	1,451	886	565	64%

Total BioSystems Business Unit	13,816	12,948	868	7%
Chemical Building Blocks	1,189	3,308	(2,119)	(64)%
Specialty Oligonucleotides and Services	—	1,384	(1,384)	(100)%

Total Synthetic Nucleic Acids Business Unit	1,189	4,692	(3,503)	(75)%
Total Net Sales	15,005	17,640	(2,635)	(15)%
Cost of Goods Sold
Bioinstruments	3,578	3,203	375	12%
Bioconsumables	2,217	1,903	314	17%
Discovery Services	1,133	655	478	73%

Total BioSystems Business Unit	6,928	5,761	1,167	20%
Chemical Building Blocks	1,920	2,794	(874)	(31)%
Specialty Oligonucleotides and Services	—	3,072	(3,072)	(100)%

Total Synthetic Nucleic Acids Business Unit	1,920	5,866	(3,946)	(67)%
Total Cost of Goods Sold	8,848	11,627	(2,779)	(24)%
Selling, General and Administrative Expenses	7,138	8,513	(1,375)	(16)%
Research and Development Expenses	1,186	3,601	(2,415)	(67)%
Impairment Charges	—	11,964	(11,964)	(100)%

Net Sales. Net sales for the six months ended June 30, 2005 decreased $2.64 million or 15% from the same period of 2004 as a result of a $0.87 million or 7% increase in sales in our BioSystems operating segment offset by a $3.50 million or 75% decrease in sales in our Nucleic Acids operating segment.

The increase in sales in our BioSystems operating segment resulted from a decrease of $0.24 million or 3% from bioinstruments, increases in sales of bioconsumables of $0.54 million or 13% and increases from Discovery Services of $0.57 million or 64%. WAVE Systems sold totaled 48 during the six months ended June 30, 2005 compared to 66 during the same period of 2004. The selling prices of our instruments vary based on the specific model and optional accessories. The increase in the installed base of instruments continues to drive increases in sales of bioconsumables used with these instruments. The increase in Discovery Services revenue during 2005 was primarily attributable to the discovery services agreements that we entered into with Novartis to support their clinical development of oncology therapeutics. During the six months ended June 30, 2005, Discovery Services sales to Novartis totaled $1.41 million and represented 10% of net sales within the BioSystems operating segment and 9% of total consolidated net sales. We have no long-term agreement with Novartis, therefore, Sales will fluctuate and may be zero. Future revenues from our Nucleic Acids operating segment would be substantially reduced if Geron’s need for our products declined. Future revenues from our BioSystems operating segment would be substantially reduced if Novartis’s need for our products declined.

Nucleic Acids operating segment sales decreased by $3.50 million or 75% during the six months ended June 30, 2005 compared to the same period of 2004 as a result of fewer chemical building block sales to Geron and the sale of our specialty oligonucleotides facility in Boulder, Colorado. Net sales to Geron during the six month ended June 30, 2005 totaled $0.10 million compared to $1.90 million during the same period of 2004. Net sales to Geron during the six months ended June 30, 2005 represented 8% of net sales in our Nucleic Acids operating segment and did not represent a significant portion of total consolidated net sales. Net sales to Geron during the six months ended June 30, 2004, represented 18% of net sales within our Nucleic Acids operating segment and 11% of total consolidated net sales. We have no long-term agreement with Geron, therefore, sales will fluctuate and may be zero. As a result of the sale of our facility in Boulder, Colorado, net sales of specialty oligonucleotides decreased by $1.38 million. We no longer manufacture or sell oligonucleotides

Costs of Goods Sold. Costs of goods sold include material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs and supplies) associated with our Discovery Services operations. Depreciation expense included in costs of goods sold totaled $1.14 million and $1.15 million during the six months ended June 30, 2005 and 2004, respectively.

Costs of goods sold during the six months ended June 30, 2005 decreased $2.78 million or 24% from the same period of 2004 as a result of a $1.17 million or 20% increase in our BioSystems operating segment and a $3.95 million or 67% decrease in our Nucleic Acids operating segment. The overall decrease was primarily attributable to the sale of our oligonucleotide facility and our 2004 Restructuring Plan.

Gross profit was $6.16 million or 41% of total net sales during the six months of 2005 compared to $6.01 million and 34% during the same period of 2004. A summary of gross profit by operating segment follows (dollars in thousands):

	Six Months Ended June 30,
	2005		2004
	Gross Profit (Loss)	Percent of Revenue	Gross Profit (Loss)	Percent of Revenue
BioSystems operating segment	$6,888	46%	$7,187	41%
Nucleic Acids operating segment	(731)	(5)%	(1,174)	(7)%

	$6,157	41%	$6,013	34%

The increase in BioSystems operating segment gross profit as a percentage of revenue to 46% from 41% for the six months ended June 30, 2005 and 2004, respectively, is largely attributable to changes in the composition of products sold. Our Nucleic Acids operating segment continues to have excess capacity in its Glasgow, Scotland manufacturing facility that will adversely impact costs of goods sold and gross profit until demand for our Nucleic Acids building block products increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $7.14 million during the six months ended June 30, 2005 compared to $8.51 million during the same period of 2004, a decrease of $1.37 million or 16%. This decrease related primarily to the 2004 Restructuring Plan, offset by the effects of unfavorable foreign currency transactions that totaled $0.43 million and $0.12 million during the six months ended June 30, 2005 and 2004, respectively. Depreciation expense included in selling, general and administrative expenses totaled $0.36 million and $0.52 million during the six months ended June 30, 2004 and 2004, respectively.

As a percentage of revenue, selling, general and administrative expenses totaled just over 48% during the six months ended June 30, 2005 and 2004.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs. These costs totaled $1.19 million during the six months ended June 30, 2005 compared to $3.60 million during the same period of 2004, a decrease of $2.41 million or 67%. The decrease related primarily to the 2004 Restructuring Plan, which resulted in the elimination of substantially all research and development efforts associated with our Nucleic Acids operating segment. Depreciation expense included in research and development expenses included $0.25 million and $0.43 million during the six months ended June 30, 2005 and 2004, respectively.

As a percentage of revenue, research and development expenses totaled 8% and 20% of revenue during the six months ended June 30, 2005 and 2004, respectively. We expect to continue to invest a substantial portion of our revenues in research and development activities primarily associated with our BioSystems operating segment. Research and development costs are expensed in the year in which they are incurred.

Other Income (Expense). Other expense during the six months ended June 30, 2005 of $1.70 million consisted of interest expense of $1.74 million and other income net of $.04 million. Other expense during the six months ended June 30, 2004 consisted of interest expense of $0.94 million and other income net of $0.07 million, which consisted primarily of net investment losses associated with sales of Geron stock.

Interest expense consisted of the following (dollars in thousands):

	Six months Ended June 30,
	2005	2004
Interest paid or accrued on outstanding debt	$305	$237
Amortization of debt premiums	(692)	—
Amortization of debt discounts – warrants	20	—
Amortization of debt discount – beneficial conversion feature	644	618
Valuation charge associated with March 2005 conversions	1,365	—
Other	96	80

	$1,738	$935

The increase in interest paid or accrued on outstanding debt resulted from higher average debt balances and interest rates. Gross debt (before related premiums and discounts) totaled $7.79 million at June 30, 2005 compared to $8.50 million at December 31, 2004. During the six months ended June 30, 2005 and 2004, we had average debt of $8.01 million and $7.01 million, respectively, with weighted average interest rates of 7.67% and 6.0%, respectively. The high and low borrowings under our Credit Line during the six months ended June 30, 2005 were $6.90 million and $4.75 million, respectively.

On March 18, 2005, the Company agreed to allow Laurus to convert $1.88 million of the outstanding principal balance under the Credit Line into 3,600,000 shares of its common stock at $0.52 per share. In addition, on March 24, 2005 the Company agreed to allow Laurus to convert $0.65 million of the outstanding principal balance of the Term Note into 1,250,000 shares of common stock at $0.52 per share. Laurus agreed to apply this Term Note conversion against substantially all remaining 2005 scheduled principal payments on such loan. The closing market price of the Company’s common stock the day before each of these conversions was $0.58 per share. No other provisions of our Credit Line or Term Note were modified, including the $1.00 conversion price for remaining debt. In conjunction with these conversions we accelerated amortization of $0.41 million of related debt premiums and discounts and recorded a charge of $1.37 million related to the fair value of incremental shares received by Laurus.

Income Tax Expense. Income tax recorded during the six months ended June 30, 2005 and 2004 related to income taxes in states, foreign countries and other local jurisdictions, offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the six months ended June 30, 2005 or 2004 based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of June 30, 2005, the Company’s deferred tax assets were offset by a valuation allowance of approximately $39.7 million.

Liquidity and Capital Resources

Our working capital positions at June 30, 2005 and December 31, 2004 were as follows (amounts are in thousands):

	June 30, 2005	December 31, 2004	Change
Current assets (1)	$15,893	$17,908	$(2,015)
Current liabilities	15,712	18,724	(3,012)

Working Capital	$181	$(816)	$997

(1)	Current assets include cash and cash equivalents of $1.71 million and $1.00 million at June 30, 2005 and December 31, 2004, respectively. We had $1.38 million and $1.55 million available under our Credit Line at June 30, 2005 and December 31, 2004, respectively.

The improvement in our working capital position during the first six months of 2005 was due primarily to conversions of $2.58 million of borrowings under our Laurus Loans into shares of our common stock.

While we expect our existing sources of liquidity to be sufficient to meet our cash needs for the remainder of 2005 and beyond, there can be no assurances that they will be, especially if we do not generate net positive cash flows from operations. It is essential that we achieve revenue growth in our BioSystems operating segment and manage costs according to our existing plan. Our projected liquidity needs may or may not be realized based upon actual operating results and capital project requirements. Accordingly, if our existing cash balances, cash generated by operations, and available borrowings under the Credit Line are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements, sell certain assets or further reduce expenses. We are monitoring our liquidity position and are prepared to take appropriate measures, as needed, to address liquidity. We cannot assure you that any financing arrangement will be available in amounts or on terms acceptable to us. Our failure to raise additional capital, if needed, would harm our financial condition, results of operations and our business.

Laurus Loans. The Credit Line is a $7.50 million line of credit that we entered into with Laurus in December 2003. The term of the Credit Line is three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0% (8.00% at June 30, 2005). Funds available under the Credit Line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1.00 million related to inventory balances. The Credit Line is secured by most of our assets. Prior to amendments to the Credit Line discussed below, payment of interest and principal could, under certain circumstances, be made with shares of our common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock may be made at the election of Laurus or the Company. We could elect to convert only if our shares trade at a price exceeding $2.42 per share for ten consecutive trading days, and such conversion is further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of our common stock. Upon entering into the Credit Line, we issued warrants to Laurus to acquire 550,000 shares of the our common stock at an exercise price exceeding the average trading price of our common stock over the ten trading days prior to the date of the warrant.

In February 2004, we entered into the $2.75 million Term Note with Laurus. The Term Note carries an interest rate of 2.0% over the prime rate or a minimum of 6.0% (8.00% at June 30, 2005) and has a term of 3 years. Prior to amendments to the Term Note discussed below, the principal and interest on the Term Note could be converted into our common stock at a fixed conversion price of $2.61 per share. Upon entering into the Term Note, we issued warrants to Laurus to acquire 125,000 shares of our common stock. Borrowings under the Term Note were primarily used to retire the mortgage debt on our Glasgow, Scotland facility. Remaining borrowings of approximately $0.75 million were used to complete the build-out of the Glasgow facility, complete the consolidation our Glasgow operations into the new facility and provide funds for operations.

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

Analysis of Cash Flows

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased $0.71 million during the six months ended June 30, 2005 as a result of net cash from investing activities and financing activities of $0.08 million and $1.88 million, respectively, offset by net cash used in operating activities of $1.17 million, and changes in foreign currency exchange rates of $0.08 million.

Cash Flows from Operating Activities. Cash flows used in operating activities totaled $1.17 million during the six months ended June 30, 2005 compared to $7.0 million during the same period of 2004. The use in 2005 related primarily to a net loss of $3.89 million offset by non-cash charges of $3.53 million. Non-cash charges consisted primarily of depreciation and amortization and certain financing costs. Working capital and other adjustments decreased cash flows from operating activities by $0.81 million. We spent $1.33 million during the six months ended June 30, 2005 related to the 2004 Restructuring Plan. We had accrued expenses associated with this plan of $0.58 million at June 30, 2005. This balance relates primarily to future rents on closed facilities (net of projected sublease rents) of which $0.28 million is expected to be paid during the remainder of 2005 and $0.27 million in 2006 and thereafter.

Cash Flows from Investing Activities. Cash flows provided by investing activities totaled $0.84 million during the six months ended June 30, 2005 compared to cash flows used in investing activities of $0.20 million during the same period of 2004. The use in 2005 related primarily to purchases totaling $0.67 million of property and equipment associated with the build out of our Glasgow, Scotland manufacturing facility that is substantially complete, offset by sales of available for sale securities (Geron stock) of $0.62 million. We do not anticipate this level of capital expenditures to recur during any remaining quarter in 2005. We currently estimate that consolidated capital expenditures will not exceed $0.50 million for the remainder of 2005.

Cash Flows from Financing Activities. Cash flows from financing activities totaled $1.88 million during the six months ended June 30, 2005 compared to $6.65 million during 2004. The source in 2005 related primarily to net draws on our Credit Line that were offset by payments on our Term Note. There are no scheduled principal payments for the remainder of 2005 on our Term Note.

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations as of June 30, 2005 along with cash payments due in each period indicated:

	Payments Due by Period
	Total	2005	2006	2007	2008	2009 and thereafter
	In Thousands
Credit Line (1)	$6,119	$6,119	$—	$—	$—	$—
Term Note (1)	1,675	—	875	800	—	—
Operating lease payments (2)	4,178	1,964	1,230	441	187	356
Purchase obligations	468	468	—	—	—	—

Total contractual obligations	$12,440	$8,551	$2,105	$1,241	$187	$356

(1)	Interest payments under the Laurus Loans are paid monthly based on outstanding debt and prevailing interest rates. We currently expect to pay total interest on these loans of between $0.50 million and $0.60 million for the remainder of 2005. This interest is not included in this table.

(2)	These are gross lease commitments. Certain facilities underlying these commitments are sublet to independent third parties. Annual rents from these subtenants are expected to total $0.32 million, $0.17 million, and $0.02 million in 2005, 2006 and thereafter, respectively.
(3)	At June 30, 2005, we had firm commitments totaling $0.47 million to Hitachi High Technologies America to purchase components used in our WAVE Systems. These commitments will be fulfilled during 2005.

Off Balance Sheet Arrangements

At June 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgment or estimates may vary under different assumptions or circumstances. The Company’s critical accounting policies are discussed in our annual report on Form 10-K, as amended, for the year ended December 31, 2004. There have been no significant changes with respect to these estimates during the six months ended June 30, 2005.

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

On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overhead to be based on the normal capacity of the production facilities. SFAS No. 151 will be effective at the beginning of 2006. We are currently assessing the final impact of this standard on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Laurus Loans carry a variable interest rate of 2% over the prime rate or a minimum of 6% (8.00% at June 30, 2005), and therefore, expose us to interest rate risk. Based on the outstanding balance of these loans at June 30, 2005 of $6.91 million, a 1% increase in the prime rate would increase our interest expense by approximately $0.07 million annually.

Item 4. Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal control over financial reporting subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named as a defendant in a lawsuit filed in Spain by a prospective distributor who claims that the Company breached a promise to grant the plaintiff a distributorship for certain of the Company’s products in a specific geographic area in Europe. The plaintiff was seeking monetary relief of approximately $500. During the three months ended June 30, 2005, a court dismissed this matter in favor of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the second quarter of 2005; therefore, tabular disclosure is not presented.

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

TRANSGENOMIC, INC.

Date: August 15, 2005	By:	/s/ MICHAEL A. SUMMERS
Michael A. Summers Chief Financial Officer (authorized officer and principal financial officer)