Form 10-Q
period 2005-09-30
TRANSGENOMIC INC
filed 2005-11-14
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

As of November 14, 2005, the number of shares of common stock outstanding was 49,172,079.

TRANSGENOMIC INC.

TRANSGENOMIC INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,361	$1,002
Short-term investments	1,556	—
Accounts receivable (net of allowances for bad debts of $896 and $1,051, respectively)	8,729	10,197
Inventories	4,101	5,366
Prepaid expenses and other current assets	652	1,343

Total current assets	16,399	17,908

PROPERTY AND EQUIPMENT:
Land and buildings	2,221	2,427
Equipment	18,066	19,263
Furniture and fixtures	5,833	5,781

	26,120	27,471
Less: accumulated depreciation	15,509	13,946

	10,611	13,525
GOODWILL	638	638
OTHER ASSETS	4,141	5,387

	$31,789	$37,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,463	$3,431
Accrued expenses	4,383	7,318
Accrued compensation	530	636
Line of credit	6,935	6,514
Current portion of long-term debt	675	825

Total current liabilities	14,986	18,724
Long-term debt	1,226	2,199

Total liabilities	16,212	20,923

COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized, 34,246,336 and 29,330,874 shares outstanding, respectively	348	299
Additional paid-in capital	125,058	120,798
Accumulated other comprehensive income	1,051	2,539
Accumulated deficit	(110,880)	(107,101)

Total stockholders’ equity	15,577	16,535

	$31789	$37,458

See notes to consolidated financial statements.

TRANSGENOMIC INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$8,706	$8,194	$23,711	$25,834
Cost of goods sold	4,761	6,857	13,609	18,484

Gross profit	3,945	1,337	10,102	7,350
Operating expenses:
Selling, general and administrative	2,885	4,353	10,023	12,866
Research and development	510	1,743	1,696	5,344
Impairment charges (Notes C and D)	247	—	247	11,964

	3,642	6,096	11,966	30,174

Income (Loss) from operations	303	(4,759)	(1,864)	(22,824)
Other income (expense):
Interest expense (Note E)	(181)	(723)	(1,919)	(1,684)
Loss on debt extinguishment	—	(2,859)	—	(2,859)
Other income (expense), net	(3)	(100)	31	(161)

	(184)	(3,682)	(1,888)	(4,704)

Income(loss) before income taxes	119	(8,441)	(3,752)	(27,528)
Current income tax expense (benefit)	8	1	27	(94)

Net income (loss)	$111	$(8,442)	$(3,779)	$(27,434)

Basic and diluted weighted average shares outstanding	34,242,966	29,077,789	32,837,078	28,951,230
Net income (loss) per common share—basic and diluted	$0.00	$(0.29)	$(0.12)	$(0.95)

See notes to consolidated financial statements.

TRANSGENOMIC INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands except per share data)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,779)	$(27,434)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,294	3,607
Impairment charges	247	11,964
Loss on debt extinguishment	—	2,859
Non-cash financing costs	1,298	759
(Gain)/Loss on sale of securities	(9)	370
Other	2	12
Changes in operating assets and liabilities:
Accounts receivable	(626)	(2,469)
Inventories	960	819
Prepaid expenses and other current assets	650	(69)
Accounts payable	(912)	100
Accrued expenses	(3,101)	774

Net cash flows from operating activities	(1,976)	(8,708)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities and sale of available for sale securities	617	2,768
Purchase of property and equipment	(554)	(1,250)
Proceeds from sales of property and equipment	139	—
Change in other assets	34	26

Net cash flows from investing activities	236	1,544
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	15,367	19,691
Payments on line of credit	(12,848)	(13,594)
Proceeds from long-term debt	—	2,750
Payments on long-term debt	(178)	(1,729)
Issuance of common stock, net of expenses	(35)	67

Net cash flows from financing activities	2,306	7,185
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(207)	(137)

NET CHANGE IN CASH AND CASH EQUIVALENTS	359	(116)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,002	1,241

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,361	$1,125

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$491	$390
Income taxes, net	27	(94)
Non-cash transactions:
Available for sale securities received for goods and services	2,099	3,137
Conversions of debt to equity	2,535	2,000

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

The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as amended.

As discussed in Note L, the Company completed a private placement of additional common stock and warrants subsequent to September 30, 2005 which allowed it to repay outstanding indebtedness to Laurus Master Funds Ltd. (“Laurus”) and provided $5,374 in additional working capital. While we believe that existing sources of liquidity are sufficient to meet expected cash needs through 2006, we have experienced recurring net losses and have historically relied upon cash flows from investing and financing activities to offset significant cash outflows from operating activities. To the extent necessary, the Company’s management believes that they can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions would likely delay implementation of the Company’s business plan. Ultimately, we must achieve sufficient revenues in order to generate positive net earnings and cash flows from operations.

Business Description

The Company develops, manufactures and sells innovative products for the analysis, synthesis and purification of nucleic acids through two operating segments, BioSystems and Nucleic Acids.

The BioSystems operating segment develops, assembles, manufactures and markets versatile products and provides analytical services to the medical research, clinical and pharmaceutical markets for use in genetic variation analysis. Products and services are sold through a direct sales force in the United States and throughout much of Western Europe. For the rest of the world, products and services are sold through more than 25 dealers and distributors located in those local markets. Net sales from this operating segment are categorized as bioinstruments, bioconsumables and Discovery Services.

•	Bioinstruments. The flagship product of the BioSystems operating segment is the WAVE system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of 1,241 WAVE systems as of September 30, 2005. Additionally, this operating segment utilizes its sales and distribution network to sell a number of independent, third party equipment platforms. Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE base generates a demand for consumables that are required for the system’s continued operation. These products are developed, manufactured and sold by this operating segment. In addition, the BioSystems operating segment manufactures and sells consumable products that can be used on multiple, independent platforms. These products include SURVEYOR Nuclease and a range of HPLC separation columns.

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

•	Discovery Services. The BioSystems operating segment provides various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

The Nucleic Acids operating segment develops, manufactures and markets chemical building blocks for nucleic acid synthesis to biotechnology, pharmaceutical, oligonucleotide synthesis companies and research institutions throughout the world. These products are produced primarily in this operating segment’s only facility in Glasgow, Scotland. Prior to November 11, 2004, this operating segment also manufactured synthesized segments of large-scale, GMP nucleic acids (known as oligonucleotides) in a facility in Boulder, Colorado. On November 11, 2004, the assets associated with this facility were sold to an unaffiliated, third party. As a result, the Nucleic Acids operating segment no longer manufactures and sells these specialized oligonucleotides. A substantial portion of this operating segment’s revenues during 2005 and 2004 have been derived from one customer.

Principles of Consolidation.

The condensed consolidated financial statements include the accounts of Transgenomic, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, estimates of the valuation of long-term inventory are subject to considerable estimation error due to the inherent uncertainty in projecting sales of this product over a period of years. In addition, estimates and assumptions associated with the determination of fair value of certain assets and related impairments, and the determination of goodwill impairments require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these financial statements.

Cash and Cash Equivalents.

For purposes of reporting cash flows, cash and cash equivalents include cash and temporary investments with original maturities at acquisition of three months or less.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Beginning balance	$998	$550	$1,051	$549
Charges to income	—	30	—	46
Deductions from reserves	102	—	155	15

Ending balance	$896	$580	$896	$580

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

Revenue Recognition.

Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period. At September 30, 2005 and December 31, 2004, deferred revenue associated with the Company’s service contracts was approximately $1,600 and $1,432 respectively, and is included in “accrued expenses” in the accompanying unaudited consolidated balance sheets.

During the nine months ended September 30, 2004, the Company recognized approximately $646 of product sales under bill-and-hold arrangements. Under these arrangements, the customer had accepted title and risk of ownership to the product, but had requested that the Company store the product on behalf of the customer, in a rented freezer, until the nine months ended September 30, 2004. There were no sales under bill-and-hold arrangements recognized during the nine months ended September 30, 2005.

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income (Loss):
As reported	$111	$(8,442)	$(3,779)	$(27,434)
Less pro forma stock-based employee compensation expense determined under fair value method, net of related tax	(361)	(280)	(504)	(764)

Pro forma	$(250)	$(8,722)	$(4,283)	$(28,198)

Basic and Diluted Income (Loss) Per Share:
As reported	$0.00	$(0.29)	$(0.12)	$(0.95)
Pro forma	$0.00	$(0.30)	$(0.13)	$(0.97)

The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2004 was $0.63 per share and $1.34 per share, respectively. The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted during the nine months ended September 30, 2005 and 2004: no common stock dividends; risk-free interest rates of 4.14% to 4.79%; 95% volatility in 2005 and 85% in 2004; and an expected option life of 3 years. At September 30, 2005, the weighted average remaining contractual life of options outstanding was 5.5 years.

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income(loss). Foreign currency transaction adjustments reduced operating expenses by approximately $191 and $263 during the three months ended September 30, 2005 and 2004, respectively. Foreign currency transaction adjustments increased operating expenses by approximately $237 during the nine months ended September 30, 2005 and reduced operating expenses by approximately $135 during the nine months ended September 30, 2004.

Earnings or Loss Per Share.

Basic earnings or loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings or loss per share includes shares issuable upon exercise of outstanding stock options and warrants or conversion of convertible notes, where dilutive. For all periods presented, basic and diluted weighted average shares outstanding and loss per share are identical, since all potentially dilutive securities are antidilutive. Potentially dilutive securities consist of stock options and warrants representing 5,5541,015 and 1,159,421 shares of common stock, respectively, at September 30, 2005,. Additionally, the Company’s gross indebtedness to Laurus totaling $8,263 at September 30, 2005 is convertible into the Company’s common stock at $1.00 per share, which was the closing price of the Company’s common stock on September 30, 2005. As described in Note L, this indebtedness was repaid subsequent to September 30, 2005.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment”. SFAS No.123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. The Company expects to adopt this standard on January 1, 2006. The Company is currently assessing the final impact of this standard on its financial position, results of operations or cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to compensation strategies.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs” – an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company on January 1, 2006. The Company is currently assessing the final impact of this standard on its financial position, results of operations or cash flows.

B. INVENTORIES

Inventories consisted of the following:

	BioSystems Operating Segment		Nucleic Acids Operating Segment		Total
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Finished Goods	$2,155	$2,637	$1,529	$2,380	$3,684	$5,017
Raw materials and work in process	516	780	2,393	2,275	2,909	3,055
Demonstration inventory	123	153	—	—	123	153

	2,794	3,570	3,922	4,655	6,716	8,225
Less inventory classified as a long-term asset	—	—	2,615	2,859	2,615	2,859

Net Inventory	$2,794	$3,570	$1,307	$1,796	$4,101	$5,366

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

The Nucleic Acids operating segment inventory at September 30, 2005 and December 31, 2004 consisted primarily of chemical building blocks for synthetic nucleic acids (know as phosphoramadites) and the raw materials to produce phosphoramadites which are used and produced at the Company’s facility in Glasgow, Scotland. As of September 30, 2005, the Company has classified a portion of this inventory as a long-term other asset based on its existing sales forecasts for these products.

The Company periodically evaluates its inventory of phosphoramadites to determine whether they continue to meet quality and other specifications and over what time period such products are expected to be sold. Product that does not meet quality and other specifications can generally be re-worked to enhance purity. Costs to purify such product and related yield losses are expensed as incurred.

C. GOODWILL

Goodwill totaled $638 at September 30, 2005 and December 31, 2004 and related entirely to the BioSystems operating segment. The following summarizes goodwill adjustments for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended
	September 30, 2005	September 30, 2004
Beginning balance	$638	$10,503
Adjustments	—	(9,865)

Ending balance	$638	$638

The Company recorded a charge of $9,865 during the nine months ended September 30, 2004 related to the impairment of goodwill associated with the Nucleic Acids operating segment. The amount of the impairment charges was based, in part, on an independent valuation performed by an unaffiliated valuation firm. The charge resulted from an interim period impairment test performed during the second quarter of 2004.

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

The Company also recorded a charge of $2,100 during the nine months ended September 30, 2004 related to the impairment of property and equipment associated with the Nucleic Acids operating segment.

D. OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	September 30, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Finite Lived Intangible Assets
Capitalized software	$2,132	$1,978	$154	$2,132	$1,468	$664
Intellectual property	765	518	247	765	476	289
Patents	651	114	537	1,071	194	877

	3,548	2,610	938	3,968	2,138	1,830

Other Assets
Long Term Inventory	2,615	—	2,615	2,859	—	2,859
Deferred Financing Costs	576	326	250	576	183	393
Other	543	205	338	452	147	305

	3,734	531	3,203	3,887	330	3,557

Total	$7,282	$3,141	$4,141	$7,855	$2,468	$5,387

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

During the three months ended September 30, 2005, management determined that certain international patent pursuits were no longer consistent with the Company’s strategic plan. Accordingly, the Company recorded an impairment charge of $247 related to the abandonment of such pursuits.

Amortization expense for intangible assets was approximately $222 and $242 during the three months ended September 30, 2005 and 2004, respectively, and $717 and $728 for the nine months ended September 30, 2005 and 2004, respectively. Amortization expense for intangible assets is expected to be approximately $297 for the remainder of 2005, $342 in 2006, $331 in 2007, $62 in 2008, $134 in 2009, $134 in 2010 and $26 in 2011.

E. DEBT

Debt consisted of the following:

	September 30, 2005	December 31, 2004
Credit Line (“Credit Line”) with Laurus
Gross amount due (accruing interest at 2% above prime or 8.75% and 7.25% at September 30, 2005 and December 31, 2004, respectively, due December 2006)	$6,588	$5,948
Debt premium	435	1,004
Debt discount - warrants	(61)	(85)
Debt discount - beneficial conversion premium	(27)	(353)

	$6,935	$6,514

Long-Term Debt with Laurus (“Term Note”)
Convertible debt (accruing interest at 2% above prime or 8.75% and 7.25% at September 30, 2005 and December 31, 2004, respectively, due February 2007)	$1,675	$2,550
Debt premium	226	474
Less current portion	(675)	(825)

	$1,226	$2,199

Funds available under the Credit Line are determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1,000 related to inventory balances.

On August 31, 2004, Laurus agreed to extend a then existing borrowing base waiver, defer certain payments due under the Term Note and reduce the interest rate on both of the Laurus Loans to 0% for any day the closing sale price of the Company’s common stock is at or above $1.75 per share. In return, the Company lowered the conversion price on each of the Laurus Loans to $1.00 per share and issued a warrant to Laurus covering an additional 400,000 common shares at an exercise price of $1.25 per share. The closing price of the Company’s common stock on August 31, 2004 was $1.20 per share.

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

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

the new debt instrument of $10,287 plus the fair value of the new warrants of $111. The difference between the fair value of the new debt of $10,287 and the face value of the debt of $8,572 represents a premium, which will be reflected as a reduction of interest expense over the life of the new debt.

On March 18, 2005, Laurus agreed to further extend the waiver of the borrowing base until March 31, 2006. In connection with this extension, the Company agreed to allow Laurus to convert $1,879 of the outstanding principal balance under the Credit Line into 3,600,000 shares of its common stock at $0.52 per share. In addition, on March 24, 2005 the Company agreed to allow Laurus to convert $650 of the outstanding principal balance of the Term Note into 1,250,000 shares of common stock at $0.52 per share. Laurus agreed to apply this Term Note conversion against substantially all remaining 2005 scheduled principal payments on such loan. The closing market price of the Company’s common stock the day before each of these conversions was $0.58 per share. No other provisions of the Company’s Credit Line or Term Note (collectively, the “Laurus Loans”) were modified, including the $1.00 conversion price for remaining debt. In conjunction with these conversions, the Company accelerated amortization of $409 of related debt premiums and discounts and recorded a charge of $1,365 related to the fair value of incremental shares received by Laurus.

Interest expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest paid or accrued on outstanding debt	$172	$494	$477	$761
Amortization of debt premiums	(124)	—	(816)	—
Amortization of debt discounts – warrants	4	—	24	—
Amortization of debt discount – beneficial conversion feature	81	191	725	809
Fair value of incremental shares received by Laurus	—	—	1,365	—
Deferred Financing Costs	48	38	144	114

	$181	$723	$1,919	$1,684

As of September 30, 2005 principal repayments under the Term Note are scheduled as follows: $0 for the remainder of 2005, $875 in 2006, and $800 in 2007. As describe in Note L, the Company repaid the entire principal balance and terminated the Laurus Loans subsequent to September 30, 2005 with the proceeds from the private placement. Accordingly, the Company no longer has any borrowings which require scheduled principal and interest payments.

F. COMMITMENTS AND CONTINGENCIES

The Company is subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company leases certain equipment, vehicles and operating facilities. The Company’s leases related to its operating facilities currently expire on various dates through 2010. At September 30, 2005, the future minimum lease payments required under non-cancelable lease provisions were approximately $359 for the remainder of 2005, $1,233 in 2006, $443 in 2007, $189 in 2008, $193 in 2009, and $167 in 2010. Rent expense related to all operating leases was approximately $306 and $521 for the three months ended September 30, 2005 and 2004, respectively, and $968 and $1,689 for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, the Company had firm commitments totaling $872 to purchase components used in WAVE Systems.

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

G. INCOME TAXES

Income tax recorded during the three and nine months ended September 30, 2005 and 2004 related to income taxes in states, foreign countries and other local jurisdictions offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company has not provided for an income tax benefit during the three and nine months ended September 30, 2005 or 2004 based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of September 30, 2005 and December 31, 2004, the Company’s deferred tax assets were offset by a valuation allowance of approximately $41,227 and $38,287, respectively.

H. STOCKHOLDERS’ EQUITY

The following shows changes to the components of stockholders’ equity during the nine months ended September 30, 2005.

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Outstanding Shares	Par Value
Balance, January 1, 2005	29,330,874	$299	$120,798	$(107,101)	$2,539	$16,535

Net loss	—	—	—	(3,779)	(3,779)	(3,779)

Other comprehensive income (loss):

Foreign currency translation adjustment	—	—	—	—	(1,553)	(1,553)

Unrealized gain on available for sale securities	—	—	—	—	65	65

Comprehensive loss	—	—	—	—	(5,267)

Beneficial conversion premium	—	—	399	—	—	399

Issuance of shares upon conversion of Laurus Loans	4,900,000	48	2,487	—	—	2,535

Fair value of incremental shares issued	—	—	1,365	—	—	1,365

Issuance of shares for employee stock purchase plan	15,462	1	9	—	—	10

Balance, September 30, 2005	34,246,336	$348	$125,058	$(110,880)	$1,051	$15,577

During the three and nine months ended September 30, 2005, the Company issued zero and 4,900,000 shares, respectively, of common stock in conjunction with conversions under the Laurus Loans.

Date	Price	Shares Issued	Proceeds	Facility	Applied To
January 2005	$1.00	50,000	$50	Term Note	Principal
March 2005	$0.52	3,600,000	1,835	Credit Line	Principal
March 2005	$0.52	1,250,000	650	Term Note	Principal

		4,900,000	$2,535

I. STOCK OPTIONS

Options representing 951,000 and 1,123,500 shares of the Company’s common stock were granted during the three and nine months ended September 30, 2005, respectively, with weighted average exercise prices of $1.03 per share and $1.04 per share, respectively. The following table summarizes activity under the 1997 Stock Option Plan during the nine months ended September 30, 2005.

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2005	5,088,037	$5.09
Granted	1,123,500	$1.04
Cancelled	(670,522)	$4.21

Balance at September 30, 2005	5,541,015	$4.37

Exercisable at September 30, 2005	4,396,281	$5.11

The following table summarizes information about options outstanding as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
		(in years)
$ 1.00—$ 1.30	1,360,167	9.2	$1.08	558,384	$1.12
$ 1.31—$ 2.60	798,167	7.6	$1.91	510,682	$1.92
$ 2.61—$ 3.90	35,000	7.1	$2.90	23,334	$2.90
$ 3.91—$ 5.20	2,074,700	2.3	$5.00	2,074,700	$5.00
$ 5.21—$ 6.50	692,750	5.6	$6.15	662,150	$6.15
$ 6.51—$ 9.10	10,000	5.6	$9.00	10,000	$9.00
$ 9.11—$10.40	300,500	5.3	$9.88	296,500	$9.88
$10.41—$13.00	269,731	4.6	$12.80	260,531	$12.83

	5,541,015	5.5	$4.37	4,396,281	$5.11

J. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Operations for the BioSystems and Nucleic Acids operating segments are evaluated based upon specific identification of revenues and expenses associated with the business activities resulting in a segment operating income. Expenses that cannot be directly identified to an operating activity or are considered corporate overhead are not allocated to the segments in arriving at operating income for the segment. Generally, decisions regarding asset allocation, financing, taxes or other items impacting the Company’s balance sheet are made at the corporate level and, accordingly, operating segment balance sheet information is not reviewed by operating decision makers.

The following table sets forth net sales and operating income (loss) by segment.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Sales
BioSystems	$6,663	$5,501	$20,479	$18,450
Nucleic Acids	2,043	2,693	3,232	7,384

Total	$8,706	$8,194	$23,711	$25,834

Income (Loss) from Operations
BioSystems	$875	$(634)	$2,227	$(1,309)
Nucleic Acids	637	(2,512)	(630)	(17,073)
Corporate	(1,209)	(1,613)	(3,461)	(4,442)

Total	$303	$(4,759)	$(1,864)	$(22,824)

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

During the three and nine months ended September 30, 2005, sales to a large pharmaceutical company totaled $599 and $2,009, respectively, and represented 9.0% and 9.8%, respectively, of net sales within the Company’s BioSystems operating segment and 6.9% and 8.5%, respectively, of total consolidated net sales. Sales to this customer are governed by a non-binding master services agreement dated August 22, 2002.

During the three and nine months ended September 30, 2005, sales to Geron Corporation (“Geron”) totaled $1,624 and $1,729, respectively, and represented 79.5% and 53.5%, respectively, of net sales within the Company’s Nucleic Acids operating segment and 18.7% and 7.3%, respectively, total net consolidated sales. During the three and nine months ended September 30, 2004, sales to Geron totaled $1,695 and $3,591, respectively, and represented 62.9% and 48.6%, respectively, of net sales within the Company’s Nucleic Acids operating segment and 20.7% and 13.9%, respectively, of total consolidated net sales. Sales to Geron are governed by a non-binding supply agreement dated June 15, 2002, as amended. Under the supply agreement and related addendums, Geron has historically paid the Company for goods and services with its common stock. The terms of each addendum generally provide that Geron pre-pay 50% of the total sales price of goods sold under the addendum upon execution of the addendum and the remaining 50% upon acceptance of the related goods and services. Geron shares received by the Company are restricted for resale until they are registered with the Securities and Exchange Commission. The Company assumes all market risk related to the value of these securities and any selling costs are paid by the Company. Once registered, it has been the Company’s intent and practice to sell such securities as soon as practical.

The following is a summary of Geron shares received and sold during the nine months ended September 30, 2005 and 2004.

Date Received	Shares	Product Sales Price	Date Sold	Net Proceeds	Gain (Loss)
January 2004	85,855	$959	February 2004	$932	$(27)
March 2004	33,662	$289	July 2004	$263	$(26)
April 2005	101,801	$608	May 2005	$617	$9
August 2005	151,550	$1,491	October 2005	$1,534	$43

K. RESTRUCTURING PLAN

The Company had accrued expenses associated with its 2004 restructuring plan of $368 and $1,909 at September 30, 2005 and December 31, 2004, respectively. The balance at September 30, 2005 relates primarily to future rents on closed facilities (net of projected sublease rents) of which $27 is expected to be paid during the remainder of 2005 and $341 in 2006 and thereafter.

L. SUBSEQUENT EVENT

On October 31, 2005, the Company closed on a private placement of securities to institutional investors. The securities issued consisted of: (i) 14,925,743 shares of the Company’s common stock, plus (ii) five-year, non-callable warrants to purchase another 5,970,297 shares of common stock with an exercise price of $1.20 per share (the “Offering”). The aggregate purchase price for the securities sold in the private placement was $1.01 per share of common stock initially being sold (the “Purchase Price”) or $15,075. In conjunction with the private placement, the Company issued a warrant to Oppenheimer & Co., Inc. (“Oppenheimer”) to purchase 932,859 shares at $1.20 per share as part of their placement fee for the private placement.

Contemporaneously with the closing of the private placement, the Company repaid all outstanding principal and accrued interest on the Laurus Loans, including fees to facilitate the private placement and prepayment penalties to Laurus in the sum of $824. As a result, the Credit Line with Laurus has been cancelled and is no longer available to the Company.

TRANSGENOMIC INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands except per share data)

The Company is required to register all shares of common stock sold in the Offering and issuable upon exercise of the warrants. The common stock issued to these institutional investors may be sold in the secondary market at any time once such registration is effective. Failure to register these shares in a timely manner will subject the Company to liquidated damages of 1.5% of the aggregate purchase price per month for each successive 30-day period, calculated on a pro rata basis for any partial 30-day period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company develops, manufactures and sells innovative products for the analysis, synthesis and purification of nucleic acids through two operating segments, BioSystems and Nucleic Acids.

The BioSystems operating segment develops, assembles, manufactures and markets versatile products and provides analytical services to the medical research, clinical and pharmaceutical markets for use in genetic variation analysis. Products and services are sold through a direct sales force in the United States and throughout much of Western Europe. For the rest of the world, products and services are sold through more than 25 dealers and distributors located in those local markets. Net sales from this operating segment are categorized as bioinstruments, bioconsumables and discovery services.

•	Bioinstruments. The flagship product of the BioSystems operating segment is the WAVE system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of 1,269 WAVE systems as of September 30, 2005. Additionally, this operating segment utilizes its sales and distribution network to sell a number of independent, third party equipment platforms. Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE base generates a demand for consumables that are required for the system’s continued operation. These products are developed, manufactured and sold by this operating segment. In addition, the BioSystems operating segment manufactures and sells consumable products that can be used on multiple, independent platforms. These products include SURVEYOR Nuclease and a range of HPLC separation columns.

•	Discovery Services. The BioSystems operating segment provides various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

The Nucleic Acids operating segment develops, manufactures and markets chemical building blocks for nucleic acid synthesis to biotechnology, pharmaceutical, oligonucleotide synthesis companies and research institutions throughout the world. These products are produced primarily in this operating segment’s only facility in Glasgow, Scotland. Prior to November 11, 2004, this operating segment also manufactured synthesized segments of large-scale, GMP nucleic acids (known as oligonucleotides) in a facility in Boulder, Colorado. On November 11, 2004, the assets associated with this facility were sold to an unaffiliated, third party. As a result, the Nucleic Acids operating segment no longer manufactures and sells these specialized oligonucleotides. A substantial portion of this operating segment’s revenues during 2005 and 2004 have been derived from one customer.

Since 2000 (the year of our initial public offering), we have incurred net losses of $98.54 million largely related to our Nucleic Acids operating segment. We instituted significant changes during the fourth quarter of 2004 designed to, among other things, better align our cost structure with projected revenues, focus on opportunities in our BioSystems operating segment, and minimize the adverse financial effect of our Nucleic Acids operating segment. Specifically, during the fourth quarter of 2004, we sold our manufacturing facility in Boulder, Colorado and implemented a restructuring plan (the “2004 Restructuring Plan”). While the primarily goals of these changes were to provide the foundation for a self-sustaining, growth-oriented company with positive cash flows and earnings, there can be no assurance that we can achieve these goals.

Our liquidity and working capital positions improved during the first nine months of 2005 due principally to conversions of $2.53 million of borrowings under our credit line (“Credit Line”) and term note (“Term Note”) (collectively, the “Laurus Loans”) with Laurus Master Fund, Ltd. (“Laurus”) into common stock. At September 30, 2005, we had working capital of $1.21 million and an accumulated deficit of $110.88 million. Subsequent to

September 30, 2005, we finalized the private placement of securities to institutional investors that resulted in gross proceeds of $15.08 million that were used to repay the Laurus Loans and for our future general working capital purposes.

Executive Summary

As discussed more thoroughly below and throughout this report, the quarter was one of progress on many fronts. From a product perspective, we introduced a new WAVE platform. We expect this will provide for additional instrument sales and upgrade opportunities in the coming quarters. We also enhanced our laboratory infrastructure and product offerings in order to capitalize on the increasing demand for molecular-based personalized medicine. For the first time in our history, we reported positive quarterly income from operations and net income. These results were driven by 21% year-over-year revenue growth in our BioSystems operating segment and the production and sale of significant amount of customized phosperamidates from our Nucleic Acids operating segment. Lastly, we completed a private placement of common stock and warrants on October 31, 2005 that allowed us to eliminate our debt with Laurus Master Funds, Ltd. (“Laurus”), enhanced our existing institutional shareholder base and added approximately $5.40 million of cash to our consolidated balance sheet.

We introduced the newest version of our WAVE platform, the WAVE 4500. The WAVE 4500 includes enhancements that are designed to optimize sensitivity and throughput for our customers while reducing our overall product and maintenance cost. In addition to new product sales, certain enhanced components of the WAVE 4500, including the oven and software, will provide modular upgrade opportunities for our existing customers.

Our laboratory in Omaha, Nebraska has been certified under the Clinical Laboratory Improvement Amendments, and beginning in the fourth quarter of this year, we will receive the first patient samples for molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories. We believe there is a significant opportunity for us to capitalize on the increasing demand for molecular-based personalized medicine by leveraging on our technologies and experience gained from the genomic biomarker analysis that our Discovery Services Group has and will continue to provide to pharmaceutical and biopharmaceutical companies.

We generated quarterly income from operations and net income which continues a positive trend that began in the first quarter of this year.

	2005 Quarters Ended			Nine Months Ended September 30, 2005
	September 30	June 30	March 31
Income (loss) from operations	$303	$(935)	$(1,232)	$(1,864)
Net income (loss)	$111	$(998)	$(2,892)	$(3,779)

Year-over-year net sales increases of 21% in our BioSystems operating segment, sales from our Nucleic Acids operating segment to Geron Corporation (“Geron”), and cost reductions associated with our 2004 Restructuring Plan led to our record performance. Recurring net sales associated with our increasing installed base of 1,269 WAVE systems grew to represent 32% of consolidated net sales and nearly 42% of net sales in our BioSystems operating segment. We consider net sales of consumables and service contracts to be recurring.

Subsequent to September 30, 2005, we finalized the private placement of securities to institutional investors that resulted in gross proceeds to the Company of $15.08 million. On October 31, 2005, we closed a private placement of the following securities to institutional investors: (i) 14,925,743 shares of the Company’s common stock, plus (ii) five-year, non-callable warrants to purchase another 5,970,297 shares of common stock with an exercise price of $1.20 per share. The aggregate purchase price for the securities sold in the private placement was $1.01 per share of common stock initially being sold for $15.08 million. The proceeds from the private placement allowed us to enhance our liquidity and overall working capital positions by eliminating all convertible debt with Laurus and adding approximately $5.37 million of cash to our consolidated balance sheet.

Results of Operations Three Months Ended September 30, 2005 and 2004

Dollars in thousands	2005	2004	Change	% Change
Net Sales
Bioinstruments	$3,745	$2,932	$813	28%
Bioconsumables	2,210	2,057	153	7%
Discovery Services	708	512	196	38%

Total BioSystems Business Unit	6,663	5,501	1,162	21%
Chemical Building Blocks	2,043	2,280	(237)	(10)%
Specialty Oligonucleotides and Services	—	413	(413)	(100)%

Total Synthetic Nucleic Acids Business Unit	2,043	2,693	(650)	(24)%

Total Net Sales	8,706	8,194	512	6%

Cost of Goods Sold
Bioinstruments	1,818	1,198	620	52%
Bioconsumables	1,116	1,077	39	4%
Discovery Services	611	386	225	58%

Total BioSystems Business Unit	3,545	2,661	884	33%
Chemical Building Blocks	1,216	2,659	(1,443)	(54)%
Specialty Oligonucleotides and Services	—	1,537	(1,537)	(100)%

Total Synthetic Nucleic Acids Business Unit	1,216	4,196	(2,980)	(71)%

Total Cost of Goods Sold	4,761	6,857	(2,096)	(31)%
Selling, General and Administrative Expenses	2,885	4,353	(1,468)	(34)%
Research and Development Expenses	510	1,743	(1,233)	(71)%
Impairment charge	247	—	247	100%
Other Income (Expense)	(184)	(3,682)	(3,498)	(95)%

Net Sales. Net sales for the quarter ended September 30, 2005 increased $0.51 million or 6% from the same period of 2004 as a result of a $1.16 million or 21% increase in sales in our BioSystems operating segment offset by a $0.65 million or 24% decrease in sales in our Nucleic Acids operating segment.

The increase in sales in our BioSystems operating segment resulted from increases of $0.81 million or 28% from bioinstruments, $0.15 million or 7% from bioconsumables and $0.20 million or 38% from Discovery Services. WAVE Systems sold totaled 28 during the quarter ended September 30, 2005 compared to 19 during the same period of 2004. The selling prices of our instruments vary based on the specific model and optional accessories. We had an installed base of approximately 1,269 units at September 30, 2005 compared to 1,193 units at December 31, 2004. The increase in the installed base of instruments continues to drive increases in sales of bioconsumables used with these instruments. The increase in discovery services revenue during 2005 was primarily attributable to the discovery services agreements that we entered into with a large pharmaceutical company to support their clinical development of oncology therapeutics. During the three months ended September 30, 2005, Discovery Services sales to this customer totaled $0.60 million and represented 9% of net sales within the BioSystems operating segment and 7% of total consolidated net sales. We have no long-term agreement with this customer, therefore, sales will fluctuate and may be zero. Future revenues from our BioSystems operating segment would be substantially reduced if this customer’s need for our products declined.

Nucleic Acids operating segment sales decreased by $0.65 million or 24% during the quarter ended September 30, 2005 compared to the same period of 2004 as a result of fewer chemical building block sales to Geron Corporation (“Geron”) and the sale of our specialty oligonucleotides facility in Boulder, Colorado. Sales to Geron during the third quarter of 2005 totaled $1.62 million compared to $1.73 million during the third quarter of 2004. Net sales to Geron during the quarter ended September 30, 2005 represented 80% of net sales in our Nucleic Acids operating segment and 19% of total consolidated net sales. Net sales to Geron during the quarter ended September 30, 2004 represented 63% of net sales within our Nucleic Acids operating segment and 21% of total consolidated net sales. We have no long-term agreement with Geron, therefore, sales will fluctuate and may be zero. Future revenue from our Nucleic Acids operating segment would be substantially reduced if Geron’s need for our products declined. As a result of the sale of our facility in Boulder, Colorado, net sales of specialty oligonucleotides decreased by $0.41 million. We no longer manufacture or sell oligonucleotides.

Costs of Goods Sold. Costs of goods sold include material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs and supplies) associated with our Discovery Services operations. Depreciation expense included in costs of goods sold totaled $0.70 million and $0.76 million during the quarters ended September 30, 2005 and 2004, respectively.

Costs of goods sold during the quarter ended September 30, 2005 decreased $2.10 million or 31% from the same period of 2004 as a result of a $2.98 million or 71% decrease in our Nucleic Acids operating segment offset by a $0.88 million or 33% increase in our BioSystems operating segment. The overall decrease was primarily attributable to the sale of our oligonucleotide facility and from termination of associated personnel and the elimination of facilities related costs in conjunction with our 2004 Restructuring Plan.

Gross profit was $3.95 million or 45% of total net sales during the third quarter of 2005 compared to $1.34 million and 16% during the same period of 2004. A summary of gross profit by operating segment follows (dollars in thousands):

	Quarter Ended September 30,
	2005		2004
	Gross Profit	Percent of Revenue	Gross Profit/(Loss)	Percent of Revenue
BioSystems operating segment	$3,118	47%	$2,840	52%
Nucleic Acids operating segment	827	41%	(1,503)	(56)%

	$3,945	45%	$1,337	16%

The decrease in BioSystems operating segment gross profit as a percent of revenue to 47% from 52% for the quarters ended September 30, 2005 and 2004, respectively, is largely attributable to changes in the composition of products sold. Generally, sales of WAVEs and ancillary instrumentation generate higher gross profits than sales of third party platforms. Sales of specialty consumables (SURVEYOR Nuclease, HPLC separation columns, etc.) generate higher gross profits than base buffers and enzymes. Gross profits from discovery services are currently less than expected due to the continuing build out of capacity and expansion of product offerings. Our Nucleic Acids operating segment continues to have excess capacity in its Glasgow, Scotland manufacturing facility that will adversely impact costs of goods sold and gross profit until demand for our Nucleic Acids building block products increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $2.89 million during the quarter ended September 30, 2005 compared to $4.35 million during the same period of 2004, a decrease of $1.47 million or 34%. As a percentage of net sales, selling, general and administrative expenses totaled 33% and 53% during the quarters ended September 30, 2005 and 2004, respectively. This decrease resulted primarily from termination of associated personnel and the elimination of facilities related costs in conjunction with the 2004 Restructuring Plan. Foreign currency transaction adjustments reduced operating expenses by approximately $0.19 million and $0.26 million during the three months ended September 30, 2005 and 2004. Depreciation expense included in selling, general and administrative expenses totaled $0.14 million and $0.27 million during the quarters ended September 30, 2005 and 2004, respectively.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs. These costs totaled $0.51 million during the quarter ended September 30, 2005 compared to $1.74 million during the same period of 2004, a decrease of $1.23 million or 71%. The decrease resulted primarily from the 2004 Restructuring Plan, which resulted in the elimination of substantially all research and development efforts associated with our Nucleic Acids operating segment. Depreciation expense included in research and development expenses included $0.13 million and $0.25 million during the quarters ended September 30, 2005 and 2004, respectively.

As a percentage of net sales, research and development expenses totaled 6% and 21% of revenue during the quarters ended September 30, 2005 and 2004, respectively. We expect to continue to invest up to 10% of our revenues in research and development activities primarily associated with our BioSystems operating segment. Research and development costs are expensed in the period in which they are incurred.

Impairment Charge. During the quarter ended September 30, 2005, we determined that certain international patent pursuits were no longer consistent with our strategic plan. Accordingly, we recorded an impairment charge of $247 related to the abandonment of such pursuits.

Other Income (Expense). Other expense during the quarter ended September 30, 2005 of $0.18 million consisted primarily of interest expense. Other expense during the quarter ended September 30, 2004 consisted of interest expense of $0.72 million, loss on debt extinguishment of $2.86 million and $0.10 million of other expense, which consisted primarily of net investment losses associated with sales of Geron stock.

Interest expense consisted of the following (in thousands):

	Quarter Ended September 30,
	2005	2004
Interest paid or accrued on outstanding debt	$172	$494
Amortization of debt premiums	(124)	—
Amortization of debt discounts – warrants	4	—
Amortization of debt discount – beneficial conversion feature	81	191
Other	48	38

	$181	$723

The decrease in interest paid or accrued on outstanding debt resulted from lower average debt balances partially offset by higher interest rates. Gross debt (before related premiums and discounts) totaled $8.26 million at September 30, 2005 with an interest rate of 8.75% compared to $8.50 million at December 31, 2004 with an interest rate of 7.25%. Our Laurus Loans had average balances during the quarters ended September 30, 2005 and 2004 of $8.07 million and $9.15 million, respectively. The high and low borrowings under our Credit Line during the quarter ended September 30, 2005 were $6.83 million and $5.88 million, respectively.

Income Tax Expense. Income tax recorded during the three months ended September 30, 2005 and 2004 related to income taxes in states, foreign countries and other local jurisdictions, offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company did not provided for an income tax benefit during the three months ended September 30, 2005 or 2004 based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of September 30, 2005, the Company’s deferred tax assets were offset by a valuation allowance of approximately $41.2 million.

Results of Operations Nine Months Ended September 30, 2005 and 2004

Dollars in thousands	2005	2004	Change	% Change
Net Sales
Bioinstruments	$11,343	$10,766	$577	5%
Bioconsumables	6,977	6,286	691	11%
Discovery Services	2,159	1,398	761	54%

Total BioSystems Business Unit	20,479	18,450	2,029	11%
Chemical Building Blocks	3,232	5,588	(2,356)	(42)%
Specialty Oligonucleotides and Services	—	1,796	(1,796)	(100)%

Total Synthetic Nucleic Acids Business Unit	3,232	7,384	(4,152)	(56)%

Total Net Sales	23,711	25,834	(2,123)	(8)%
Cost of Goods Sold
Bioinstruments	5,396	4,401	995	23%
Bioconsumables	3,334	2,981	353	12%
Discovery Services	1,744	1,041	703	68%

Total BioSystems Business Unit	10,474	8,423	2,051	24%
Chemical Building Blocks	3,135	5,452	(2,317)	(43)%
Specialty Oligonucleotides and Services	—	4,609	(4,609)	(100)%

Total Synthetic Nucleic Acids Business Unit	3,135	10,061	(6,926)	69%

Total Cost of Goods Sold	13,609	18,484	(4,875)	(26)%
Selling, General and Administrative Expenses	10,023	12,866	(2,843)	(22)%
Research and Development Expenses	1,696	5,344	(3,648)	(68)%
Impairment Charges	247	11,964	(11,717)	(98)%
Other Income (Expense)	(1,888)	(4,704)	(2,816)	(60)%

Net Sales. Net sales for the nine months ended September 30, 2005 decreased $2.12 million or 8% from the same period of 2004 as a result of a $4.15 million or 56% decrease in net sales from our Nucleic Acids operating segment offset by a $2.03 million or 11% increase in net sales in our BioSystems operating segment.

The increase in net sales in our BioSystems operating segment resulted from an increase of $0.58 million or 5% from bioinstruments, $0.69 million or 11% from bioconsumables, and $0.76 million or 54% from discovery services. WAVE Systems sold totaled 76 during the nine months ended September 30, 2005 compared to 85 during the same period of 2004. The selling prices of our instruments vary based on the specific model and optional accessories. We had an installed base of approximately 1,269 units at September 30, 2005 compared to 1,193 units at December 31, 2004. The increase in the installed base of instruments continues to drive increases in sales of bioconsumables used with these instruments. The increase in discovery services revenue during 2005 was primarily attributable to the discovery services agreements that we entered into with a large pharmaceutical company to support their clinical development of oncology therapeutics. During the nine months ended September 30, 2005, discovery services sales to this customer totaled $2.01 million and represented 10% of net sales within the BioSystems operating segment and 9% of total consolidated net sales. We have no long-term agreement with customer, therefore, sales will fluctuate and may be zero. Future revenues from our BioSystems operating segment would be substantially reduced if this customer’s need for our products declined.

Nucleic Acids operating segment sales decreased by $4.15 million or 56% during the nine months ended September 30, 2005 compared to the same period of 2004 as a result of fewer chemical building block sales to Geron and the sale of our specialty oligonucleotides facility in Boulder, Colorado. Net sales to Geron during the nine month ended September 30, 2005 totaled $1.73 million compared to $3.59 million during the same period of 2004. Net sales to Geron during the nine months ended September 30, 2005 represented 54% of net sales in our Nucleic Acids operating segment and 7% of total consolidated net sales. Net sales to Geron during the nine months ended September 30, 2004, represented 49% of net sales within our Nucleic Acids operating segment and 14% of total consolidated net sales. We have no long-term agreement with Geron, therefore, sales will fluctuate and may be zero. Future revenue from our Nucleic Acids operating segment would be substantially reduced if Geron’s need for our products declined. As a result of the sale of our facility in Boulder, Colorado, net sales of specialty oligonucleotides decreased by $1.80 million. We no longer manufacture or sell oligonucleotides.

Costs of Goods Sold. Costs of goods sold include material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs and supplies) associated with our Discovery Services operations. Depreciation expense included in costs of goods sold totaled $2.23 million and $2.22 million during the nine months ended September 30, 2005 and 2004, respectively.

Costs of goods sold during the nine months ended September 30, 2005 decreased $4.88 million or 26% from the same period of 2004 as a result of a $6.93 million or 69% decrease in our Nucleic Acids operating segment offset by a $2.05 million or 24% increase in our BioSystems operating segment. The overall decrease was primarily attributable to the sale of our oligonucleotide facility and from termination of associated personnel and the elimination of facilities related costs in conjunction with our 2004 Restructuring Plan.

Gross profit was $10.10 million or 43% of total net sales during the nine months ended September 30, 2005 compared to $7.35 million and 28% during the same period of 2004. A summary of gross profit by operating segment follows (dollars in thousands):

	Nine Months Ended September 30,
	2005		2004
	Gross Profit	Percent of Revenue	Gross Profit/(Loss)	Percent of Revenue
BioSystems operating segment	$10,005	49%	$10,027	54%
Nucleic Acids operating segment	97	3%	(2,677)	(36)%

	$10,102	43%	$7,350	28%

The decrease in BioSystems operating segment gross profit as a percent of revenue to 49% from 54% for the nine months ended September 30, 2005 and 2004, respectively, is largely attributable to changes in the composition of products sold. Generally, sales of WAVEs and ancillary instrumentation generate higher gross profits than sales of third party platforms. Sales of specialty consumables (SURVEYOR Nuclease, HPLC separation columns, etc.) generate higher gross profits than base buffers and enzymes. Gross profits from discovery services are currently less than expected due to the continuing build out of capacity and expansion of product offerings. Our Nucleic Acids operating segment continues to have excess capacity in its Glasgow, Scotland manufacturing facility that will adversely impact costs of goods sold and gross profit until demand for our Nucleic Acids building block products increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $10.02 million during the nine months ended September 30, 2005 compared to $12.87 million during the same period of 2004, a decrease of $2.85 million or 22%. As a percentage of revenue, selling, general and administrative expenses totaled 42% and 50% during the nine months ended September 30, 2005 and 2004, respectively. This decrease resulted primarily from termination of associated personnel and the elimination of facilities related costs in conjunction with the 2004 Restructuring Plan. Foreign currency transaction adjustments increased operating expenses by approximately $0.24 million during the nine months ended September 30, 2005 compared to the same period of 2004 when foreign currency transaction adjustments reduced operating expenses by approximately $0.14 million. Depreciation expense included in selling, general and administrative expenses totaled $0.50 million and $0.74 million during the nine months ended September 30, 2004 and 2004, respectively.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs. These costs totaled $1.70 million during the nine months ended September 30, 2005 compared to $5.34 million during the same period of 2004, a decrease of $3.65 million or 68%. The decrease related primarily to the 2004 Restructuring Plan, which resulted in the elimination of substantially all research and development efforts associated with our Nucleic Acids operating segment. Depreciation expense included in research and development expenses included $0.42 million and $0.75 million during the nine months ended September 30, 2005 and 2004, respectively.

As a percentage of revenue, research and development expenses totaled 7% and 21% of revenue during the nine months ended September 30, 2005 and 2004, respectively. We expect to continue to invest up to 10% of our revenues in research and development activities primarily associated with our BioSystems operating segment. Research and development costs are expensed in the year in which they are incurred.

Impairment Charges. During the nine months ended September 30, 2005, we determined that certain international patent pursuits were no longer consistent with our strategic plan. Accordingly, we recorded an impairment charge of $247 related to the abandonment of such pursuits.

During the second quarter of 2004, our Board of Directors directed us to explore strategic alternatives for the Nucleic Acids operating segment. The process included significant due diligence by us, our advisors and prospective independent buyers and other interested parties. Based upon information obtained through this process, we determined that it was more likely than not that the value of the assets associated with this business was impaired. We engaged an external valuation firm to assist us in conducting an interim period impairment test that resulted in us recording a non-cash charge of $11.96 million related to these assets during the nine months ended September 30, 2004. The charge consisted of $9.87 million related to the impairment of goodwill and $2.10 million related to the impairment of property and equipment.

Other Income (Expense). Other expense during the nine months ended September 30, 2005 of $1.89 million consisted of interest expense of $1.92 million and other income of $0.03 million. Other expense during the nine months ended September 30, 2004 consisted of interest expense of $1.68 million, loss on debt extinguishment of $2.86 million and other expense of $0.16 million, which consisted primarily of net investment losses associated with sales of Geron stock.

Interest expense consisted of the following (in thousands):

	Nine months Ended September 30,
	2005	2004
Interest paid or accrued on outstanding debt	$477	$761
Amortization of debt premiums	(816)	—
Amortization of debt discounts – warrants	24	—
Amortization of debt discount – beneficial conversion feature	725	809
Valuation charge associated with March 2005 conversions	1,365	—
Other	144	114

	$1,919	$1,684

The increase in interest paid or accrued on outstanding debt resulted from higher average debt balances and interest rates. Gross debt (before related premiums and discounts) totaled $8.26 million at September 30, 2005 with an interest rate of 8.75% compared to $8.50 million at December 31, 2004 with an interest rate of 7.25%. During the nine months ended September 30, 2005 and 2004, we had average debt of $8.03 million and $7.81 million, respectively. The high and low borrowings under our Credit Line during the nine months ended September 30, 2005 were $6.90 million and $4.75 million, respectively.

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

Loss on debt extinguishment totaled $2.86 million during the nine months ended September 30, 2004. As described in Note E to the accompanying consolidated financial statements, certain August 31, 2004 modifications to our Laurus Loans were treated as extinguishments for financial reporting purposes since the change in present value of expected cash flows between the original and modified agreements was greater than 10%. As such, we recorded a loss on extinguishment of debt of $2.86 million at August 31, 2004 reflecting the difference between (i) the recorded amount of debt, net of related discounts, of $7.43 million and (ii) the fair value of the new debt instrument of $10.29 million plus the fair value of the new warrants of $0.11 million. The difference between the fair value of the new debt of $10.29 million and the face value of the debt of $8.57 million represents a premium, which will be reflected as a reduction of interest expense over the life of the new debt.

Income Tax Expense. Income tax recorded during the nine months ended September 30, 2005 and 2004 related to income taxes in states, foreign countries and other local jurisdictions, offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, the Company did not provided for an income tax benefit during the nine months ended September 30, 2005 or 2004 based on management’s determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of September 30, 2005, the Company’s deferred tax assets were offset by a valuation allowance of approximately $41.2 million.

Liquidity and Capital Resources

Our working capital positions at September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30, 2005	December 31, 2004	Change
Current assets (1)	$16,399	$17,908	$(1,509)
Current liabilities	14,986	18,724	(3,738)

Working Capital	$1,413	$(816)	$2,229

(1)	Current assets include cash and cash equivalents of $1.32 million and $1.00 million at September 30, 2005 and December 31, 2004, respectively.

The improvement in our working capital position during the first nine months of 2005 was due primarily to conversions of $2.58 million of borrowings under our Laurus Loans into shares of our common stock. We had $0.91 million available under our Credit Line at September 30, 2005. On October 31, 2005, we closed the private placement of securities to institutional investors that resulted in gross proceeds to the Company of $15.08 million. The securities sold in the private placement consisted of (i) 14,925,743 shares of the Company’s common stock, and (ii) five-year, non-callable warrants to purchase another 5,970,297 shares of common stock with an exercise price of $1.20 per share. The aggregate purchase price for the securities sold in the private placement was $1.01 per share of common stock initially being sold. Contemporaneously with the closing of the private placement, we repaid all outstanding principal and accrued interest on both of the Laurus Loans, including fees to facilitate the private placement and prepayment penalties to Laurus in the sum of $0.82 million. As a result, the Credit Line with Laurus has been cancelled and is no longer available to the Company.

While we believe that existing sources of liquidity are sufficient to meet expected cash needs through 2006, we have experienced recurring net losses and have historically relied upon cash flows from investing and financing activities to offset significant cash outflows from operating activities. To the extent necessary, we believe that we can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions would likely delay implementation of our business plan. Ultimately, we must achieve sufficient revenues in order to generate positive net earnings and cash flows from operations.

The following shows the actual and as adjusted effects of the private placement and debt repayment on the Company’s September 30, 2005 consolidated balance sheet as if the transaction had occurred on September 30, 2005 (in thousands).

	September 30, 2005
	Actual	As Adjusted
Cash and cash equivalents	$1,322	$6,696	(1)(3)

Line of credit	$6,935	$—	(1)(2)

Current portion of long-term debt	$675	$—	(1)(2)

Long-term debt	$1,226	$—	(1)(2)

Total stockholder’s equity	$15,662	$29,415	(1)(2)(3)

(1)	Net proceeds from the private placement (after transaction costs of $1.18 million,) totaled $13.90 million and were used in part to prepay all indebtedness and prepayment fees to Laurus totaling $8.52 million. The remaining proceeds of $5.37 million will be used for the future working capital needs of the Company. Transaction costs included fees to Oppenheimer of $1.06 million and other transaction specific costs of approximately $0.13 million.
(2)	The as adjusted presentation assumes that net premiums related to the Laurus Loans totaling $0.57 million at September 30, 2005 will result in a gain upon prepayment of these loans. This gain will be offset by fees to Laurs of $0.50 million to facilitate the private placement and prepayment penalties of $0.32 million.
(3)	At November 14, 2005, we have 49,172,079 shares outstanding and 13,603,592 potentially dilutive securities consisting of 5,541,015 options issued under our stock option plan and warrants representing 8,062,577 shares.

Analysis of Cash Flows

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased $0.32 million during the nine months ended September 30, 2005 as a result of net cash from investing activities and financing activities of $0.24 million and $2.35 million, respectively, offset by net cash used in operating activities of $2.06 million, and changes in foreign currency exchange rates of $0.21 million.

Cash Flows from Operating Activities. Cash flows used in operating activities totaled $2.06 million during the nine months ended September 30, 2005 compared to $8.71 million during the same period of 2004. The use in 2005 related primarily to a net loss of $3.78 million offset by non-cash charges of $4.59 million. Non-cash charges consisted primarily of depreciation and amortization and certain financing costs. Working capital and other adjustments decreased cash flows from operating activities by $2.87 million. We spent $1.54 million during the nine months ended September 30, 2005 related to the 2004 Restructuring Plan. We had accrued expenses associated with this plan of $0.37 million at September 30, 2005. This balance relates primarily to future rents on closed facilities (net of projected sublease rents) of which $0.03 million is expected to be paid during the remainder of 2005 and $0.34 million in 2006 and thereafter.

Cash Flows from Investing Activities. Cash flows provided by investing activities totaled $0.24 million during the nine months ended September 30, 2005 compared to cash flows used in investing activities of $1.54 million during the same period of 2004. The principal source of cash flows from investing activities in 2005 were sales of available for sale securities (Geron stock) of $0.62 million that were offset by purchases of $0.55 million of property and equipment primarily associated with the build out of our Glasgow, Scotland manufacturing facility that is substantially complete. We currently estimate that consolidated capital expenditures will not exceed $0.25 million for the remainder of 2005.

Cash Flows from Financing Activities. Cash flows from financing activities totaled $2.35 million during the nine months ended September 30, 2005 compared to $7.19 million during 2004. The principal source of cash flows from financing activities in 2005 was net draws on our Credit Line that were offset by payments on our Term Note. There are no scheduled principal payments for the remainder of 2005 on our Term Note.

Obligations and Commitments

Our ongoing capital commitments consist of debt service requirements and obligations under capital leases. The following table sets forth our contractual obligations as of September 30, 2005 along with cash payments due in each period indicated (in thousands):

	Payments Due by Period
	Total	2005	2006	2007	2008	2009 and thereafter
Credit Line (1)	$6,119	$6,119	$—	$—	$—	$—
Term Note (1)	1,675	—	875	800	—	—
Operating lease payments (2)	2,584	359	1,233	443	189	360
Purchase obligations	872	248	370	254	—	—

Total contractual obligations	$11,250	$6,726	$2,478	$1,497	$189	$360

(1)	In conjunction with the private placement that was consummated subsequent to September 30, 2005, we repaid the Term Note and repaid and terminated the Credit Line. We currently have no significant indebtedness that requires scheduled principal and interest payments.
(2)	These are gross lease commitments. Certain facilities underlying these commitments are sublet to independent third parties. Annual rents from these subtenants are expected to total $0.04 million, $0.17 million, and $0.02 million in for the remainder of 2005, 2006 and thereafter, respectively.

At September 30, 2005, we had firm commitments totaling $0.88 million to purchase components used in our WAVE Systems.

Off Balance Sheet Arrangements

At September 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgment or estimates may vary under different assumptions or circumstances. The Company’s critical accounting policies are discussed in our annual report on Form 10-K, as amended, for the year ended December 31, 2004. There have been no significant changes with respect to these estimates during the nine months ended September 30, 2005.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No.123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. We expect to adopt this standard on January 1, 2006. We are currently assessing the final impact of this standard on our financial position, results of operations or cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to compensation strategies.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43”. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overhead to be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company on January 1, 2006. We are currently assessing the final impact of this standard on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Previously, our principal market risk was interest rate risk on our variable-rate borrowings under the Laurus Loans. Subsequent to September 30, 2005, we repaid the entire principal balance of the Laurus Loans with the proceeds from the private placement and have terminated these loans. Accordingly, we no longer have any borrowings which subject us to material interest rate risk.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in 240.13a-15(e) or 240.15d-15(e) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective in assuring that information required to be disclosed is recorded, processed, summarized and reported in the reports the Company submits under the Securities Exchange Act of 1934.

(b)	Change in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a number of claims of various amounts, which arise out of the normal course of its business. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position, results of operations or cash flows after considering amounts already reflected in the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the third quarter of 2005; therefore, tabular disclosure is not presented.

Item 6. Exhibits

(a)	Exhibits

(3.1)	Third Amended and Restated Certificate of Incorporation of the Registrant

(3.2)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(4)	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) as filed on March 10, 2000)

(10.1)	Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated September 22, 2005

(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: November 14, 2005	By:	/s/ MICHAEL A. SUMMERS
Michael A. Summers Chief Financial Officer (authorized officer and principal financial officer)