Form 10-K
period 2005-12-31
TRANSGENOMIC INC
filed 2006-03-31
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerate filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on the last business day of the registrant’s most recently completed second quarter was approximately $23.28 million.

At March 30, 2006, the registrant had 49,189,672 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant Proxy Statement relating to its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) have been incorporated into Parts II and II of this Report on Form 10-K.

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

Item 1. Our Business

We develop, assemble, manufacture and market versatile products and provide analytical services to the medical research, clinical and pharmaceutical markets for use in genetic variation analysis. Products and services are sold through a direct sales force in the United States and throughout much of Western Europe. For the rest of the world, products and services are sold through more than 25 dealers and distributors located in those local markets. Net sales are categorized as bioinstruments, bioconsumables and discovery services.

•	Bioinstruments. The flagship product is the WAVE® system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of nearly 1,300 WAVE® systems as of December 31, 2005. We utilize our sales and distribution network to sell a number of independent, third party equipment platforms. Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE® base generates a demand for consumables that are required for the system’s continued operation. We develop, manufacture and sell these products. In addition, we manufacture and sell consumable products that can be used on multiple, independent platforms. These products include SURVEYOR Nuclease and a range of HPLC separation columns.

•	Discovery Services. We provide various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

Historically, we operated a segment (the “Nucleic Acids operating segment”) that developed, manufactured and marketed chemical building blocks for nucleic acid synthesis to biotechnology, pharmaceutical and oligonucleotide synthesis companies and research institutions throughout the world. In the fourth quarter of 2005, we implemented a plan to exit this operating segment. Accordingly, results of this business are reflected as discontinued operations for all periods presented.

Business Strategy

Since inception, our business strategy has been to provide products and services to biomedical researchers, medical institutions, diagnostic and pharmaceutical companies that are tied to advancements in the field of genomics. Advances in genomics have fueled efforts to understand individual differences in disease susceptibility, disease progression, and response to therapy. Accordingly, a principal component of our strategy has been to establish our WAVE® system as an industry standard in the biomedical research market and to develop additional markets for the WAVE® system such as clinical research and diagnostics. Through an expanding base of installed systems, we expect to increase the sales of consumable products used with the WAVE® system and create opportunities to market additional products to this customer base. In addition, through our Discovery Services offerings, we have gained exposure to the translational and clinical research markets, laying the foundation for increasing our participation in the full value chain associated with activities ranging from basic biomedical research to development of diagnostic and therapeutic products.

Significant 2005 Events

We decided to exit our former Nucleic Acids operating segment.

On December 22, 2005, the Company’s Directors voted to either sell or close and liquidate the Nucleic Acids operating segment, which consists primarily of a manufacturing facility in Glasgow, Scotland. This decision was made after an evaluation of, among other things, short and long-term sales projections for products sold by this operating segment, including estimates of 2006 sales to the operating segment’s largest customer. While opportunities to sell this operating segment as a going concern are being evaluated, we have commenced procedures, including notification of affected employees, which may lead to closure and liquidation of the facility in Glasgow, Scotland. During 2006, we expect to incur costs of approximately $0.72 million related to statutory payments to affected employees and other costs specifically attributable to closure of the facility which have been accrued at December 31, 2005. In addition, the Company expects to incur additional period costs of approximately $0.25 million in each of the first two quarters of 2006 attributable to closure of the facility that will be recorded in discontinued operations in 2006. In conjunction with the decision to exit this operating segment, the Company recorded an impairment charge of $8.02 million consisting of valuation adjustments to reflect the carrying value of the related net assets at estimated fair market value. We now reflect the results of this operating segment as discontinued operations for all periods presented.

We completed a private placement of our common stock in the fourth quarter.

On October 31, 2005, we issued securities to institutional investors in a private placement (the “2005 Private Placement”). The securities issued consisted of: (i) 14,925,743 shares of the Company’s common stock, plus (ii) five-year, non-callable warrants to purchase another 5,970,297 shares of common stock with an exercise price of $1.20 per share. The aggregate purchase price for the securities sold was $1.01 per share of common stock initially being sold or $15.08 million. In conjunction with this transaction, we issued a warrant to Oppenheimer & Co., Inc. to purchase 932,859 shares at $1.20 per share as part of their placement fee.

The net proceeds from the 2005 Private Placement were $13.90 million after transaction costs of $1.18 million. These proceeds were partially used to repay all outstanding principal and accrued interest on our loans to Laurus Master Funds, Ltd. (“Laurus”) including fees paid to Laurus to facilitate the 2005 Private Placement and prepayment penalties to Laurus in the sum of $0.82 million. The remaining proceeds of $5.35 million will be used for future working capital needs.

One of our laboratories was certified under the Clinical Laboratory Improvement Amendment, and we began to offer molecular-based testing to physicians and third-party laboratories.

During the fourth quarter of 2005, our laboratory in Omaha, Nebraska was certified under the Clinical Laboratory Improvement Amendments and we received our first patient samples for molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories. We believe there is a significant opportunity for us to capitalize on the increasing demand for molecular-based personalized medicine by leveraging on our technologies and experience gained from the genomic biomarker analysis that our Discovery Services Group has and will continue to provide to pharmaceutical and biopharmaceutical companies.

We introduced the newest generation of our flagship product, the WAVE® system 4500.

During September 2005, we introduced the newest version of our WAVE® platform, the WAVE® system 4500. The WAVE® 4500 includes enhancements that are designed to optimize sensitivity and throughput for our customers while reducing our overall product and maintenance cost. In addition to new product sales, certain enhanced components of the WAVE® 4500, including the oven and software, will provide modular upgrade opportunities for our existing customers.

In the first quarter, Laurus converted $2.52 million of its loans into shares of our common stock.

On March 18, 2005, we allowed Laurus to convert $1.87 million of the outstanding principal balance under our convertible line of credit (the “Credit Line”) into 3,600,000 shares of our common stock. In addition, on March 24, 2005 we allowed Laurus to convert $0.65 million of the outstanding principal balance of our convertible term note (the “Term Note”) into 1,250,000 shares of our common stock. The Credit Line and Term Note (collectively, the “Laurus Loans”) were subsequently repaid in September 2005 and are no longer available to us.

Sales and Marketing

We have sold our products to customers in over 30 countries. We use a direct sales and support staff for sales in the U.S., U.K. and most countries in Western Europe. For the rest of the world, we sell our products through dealers and distributors located in those local markets. We have over 25 dealers and distributors. We also maintain regionally-based technical support staffs and applications scientists to support our sales and marketing activities throughout the U.S. and Europe.

Customers

Customers include numerous leading academic and medical institutions in the U.S. and abroad. In addition, our customers also include a number of large, established U.S. and foreign pharmaceutical, biotech and commercial companies. No customer accounts for more than 10% of consolidated net sales.

Research and Development

We maintain an active program of research and development primarily directed toward the improvement of the DNA separation media used in our WAVE® system, the refinement of the hardware and software components of the WAVE® system, the creation of unique enzymes and WAVE-Optimized® enzymes, and the development of assays on the WAVE® system.

For the years ended December 31, 2005, 2004 and 2003, our research and development expenses were $2.20 million, $4.50 million and $6.83 million, respectively. We will need to continue to invest in research and development activities in order to remain competitive and to take advantage of new business opportunities as they arise. During 2006, we expect research and development expense to be approximately equal to the 2005 levels.

In addition to the amounts reflected above, our discontinued operations incurred no research and development expenses during the year ended December 31, 2005 and $2.18 million and $2.47 million during the years ended December 31, 2004 and 2003, respectively.

Manufacturing

We manufacture bioconsumable products including our separation columns, liquid reagents, and enzymes. The major components of our WAVE® systems are manufactured for us by a third party. We integrate our own hardware and software with these third party manufactured components. Our manufacturing facilities for our WAVE® systems and bioconsumables are located in Omaha, Nebraska, San Jose, California, and Cramlington, England. The nature of our instruments and bioconsumables business does not generally lend itself to tracking and reporting sales backlog.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade-secret laws, as well as confidentiality provisions in our contracts. We presently own rights to more than 40 issued patents and 20 pending applications in both the U.S. and abroad. Our WAVE® System and related consumables, are protected by patents and in-licensed technologies that expire in various periods beginning in 2013 through 2022. We will continue to file patent applications and seek new licenses as warranted to protect and develop new technologies of interest to our customer base in the coming years.

Competition

The markets in which we operate are highly competitive and characterized by rapidly changing technological advances. A number of our competitors possess substantial resources and are able to develop and offer a much greater breadth of products and/or services, coupled with significant marketing and distribution capabilities. We compete principally on the basis of uniquely enabling technical advantages in specific but significant market segments.

Competition for our WAVE® systems arises primarily from DNA sequencing and genotyping technologies. Competitors in these areas include Applied Biosystems, Beckman Coulter, Amersham (now part of GE Healthcare), Affymetrix, Agilent Technologies, Nanogen, Illumina, Sequenom, Pyrosequencing (now part of Biotage AB), Varian, and others. Competition for some of our non-WAVE® consumable products comes from numerous well-diversified life sciences reagents providers, including, among others, Invitrogen, Qiagen, Roche, Stratagene, and Promega. Our discovery services product line faces competition from a number of companies offering contract DNA sequencing and other genomic analysis services, including Genaissance Pharmaceuticals, GeneLogic, Agencourt, SeqWright, Gentris, and Perlagen. In addition, several clinical diagnostics service providers, such as Labcorp, Quest, and Specialty Laboratories, also offer related laboratory services in support of clinical trials. Finally, additional competition arises from academic core laboratory facilities.

Employees

As of December 31, 2005, 2004 and 2003, we had employees focused in the following areas of our operation:

	December 31,
	2005	2004	2003
Manufacturing	56	52	54
Sales, Marketing and Administration	73	75	90
Research and Development	10	19	31

	139	146	175
Personnel associated with discontinued operations	17	32	69

	156	178	244

Our employees were employed in the following geographical locations.

	December 31,
	2005	2004	2003
United States	94	106	166
Europe (other than the United Kingdom)	23	22	20
United Kingdom	39	50	58

	156	178	244

We supplement our workforce through the use of independent contractors and consultants. At December 31, 2005, 2004 and 2003, we have engaged independent contractors or consultants who provide services to us approximately equivalent to one, five and four full-time employees, respectively.

General Information

We were incorporated in Delaware on March 6, 1997. Our principal office is located at 12325 Emmet Street, Omaha, Nebraska 68164 (telephone: 402-452-5400). We maintain manufacturing facilities in Omaha, Nebraska, San Jose, California, and Cramlington, England. We maintain research and development offices in Gaithersburg, Maryland and Omaha, Nebraska. Additionally, our discontinued operation includes a manufacturing facility in Glasgow, Scotland.

We make reports filed by us with the SEC available free of charge on our website as soon as reasonably practicable after these reports are filed. The address of our website is www.transgenomic.com. Information on our website, including any SEC report, is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

We may not have adequate financial resources to execute our business plan.

At December 31, 2005, we had cash and cash equivalents of $6.74 million. While we believe that existing sources of liquidity are sufficient to meet expected cash needs through 2006, we have experienced recurring net losses and have an accumulated deficit totaling $122.09 million at December 31, 2005 and have historically relied upon cash flows from investing and financing activities to offset significant cash outflows from operating activities. To the extent necessary, we believe that we can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions would likely delay implementation of our business plan. Ultimately, we must achieve sufficient revenues in order to generate positive net earnings and cash flows from operations. However, we cannot assure you that we will be able to increase our revenues.

We have a history of operating losses and may incur losses in the future.

We have experienced annual losses from continuing operations since inception of our operations. Our losses from continuing operations for the years ended December 31, 2005, 2004 and 2003 were $4.98 million, $13.75 million, and $9.51 million, respectively. These losses have been due principally to the high levels of research and development expenses and sales and marketing expenses that we have incurred in order to develop and market our products, restructuring charges and impairment charges. In addition, markets for our products have developed more slowly than expected in many cases and may continue to do so. As a result, we may incur operating losses in the future.

Markets for our products and services may develop slowly.

There are many factors that affect the market demand for our products and services that we cannot control. Demand for our WAVE® system is affected by the needs and budgetary resources of research institutions, universities, hospitals and others who use the WAVE® system for genetic-variation research. The WAVE® system represents a significant expenditure by these types of customers and often requires a long sales cycle. If revenues from the sales of our products and services continue at current levels, we may need to take steps to further reduce operating expenses or raise additional working capital. We cannot assure you that sales will increase or that we will be able to reduce operating expenses or raise additional working capital.

One customer accounted for a significant portion of sales.

No customer accounted for more than 10% of consolidated net sales for any period presented. However, sales to a large pharmaceutical company totaled $2.19 million, $1.66 million and $0.39 million during the years ended December 31, 2005, 2004 and 2003, respectively, and represented 9%, 7%, and 2% of consolidated net sales. Sales to this customer are governed by a non-binding master services agreement dated August 22, 2002. Accordingly, the amount of sales to this customer is subject to change.

The sale of our products and business operations in international markets subjects us to additional risks.

During the past several years, international sales have represented approximately 55-68% of our total net sales. As a result, a major portion of our revenues and expenses are subject to risks associated with international sales and operations. These risks include:

•	payment cycles in foreign markets are typically longer than in the U.S., and capital spending budgets for research agencies can vary over time with foreign governments;

•	changes in foreign currency exchange rates can make our products more costly and operating expenses higher in local currencies since our foreign sales and operating expenses are typically paid for in U.S. Dollars, British Pounds or the Euro; and

•	the potential for changes in U.S. and foreign laws or regulations that result in additional import or export restrictions, higher tariffs or other taxes, more burdensome licensing requirements or similar impediments to our ability to sell products and services profitably in these markets.

Our WAVE® system includes hardware components and instrumentation manufactured by a single supplier and if we are no longer able to obtain these components and instrumentation our ability to manufacture our products could be impaired.

We rely on a single supplier, Hitachi High Technologies America, to provide the basic instrument used in our WAVE® systems. While other suppliers of instrumentation and computer hardware are available, we believe that our arrangement with Hitachi offers strategic advantages. Hitachi is replacing its current instrument line with a new instrument line. While we presently plan to convert our technology and applications to this new instrument line, such conversion may not be successful and, therefore, we may incur additional costs for the custom manufacturing of the current instrument line. If we were required to seek alternative sources of supply, it could be time consuming or expensive or require significant and costly modification of our WAVE® system. Also, if we were unable to obtain instruments from Hitachi in sufficient quantities or in a timely manner, our ability to manufacture our products could be impaired, which could limit our future revenues.

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

Our markets are very competitive.

Many of our competitors have greater resources than we do and/or may enjoy other competitive advantages. This may allow them to more effectively market their products to our customers or potential customers, to develop products that make our products obsolete or to produce and sell products less expensively than us. As a result of these competitive factors, demand for and pricing of our products and services could be negatively affected.

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

We rely upon trade secret protection, copyright and trademark laws, non-disclosure agreements and other contractual provisions for some of our confidential and proprietary information that is not subject matter for which patent protection is being sought. Such measures, however, may not provide adequate protection for our trade secrets or other proprietary information. If such measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced.

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

The price for our common stock is volatile and may drop.

The trading price for our common stock has fluctuated significantly over recent years. The volatility in the price of our stock is attributable to a number of factors, not all of which relate to our operating results and financial position. Nevertheless, continued volatility in the market price for our stock should be expected and we cannot assure you that the price of our stock will not decrease in the future. Fluctuations or further declines in the price of our stock may affect our ability to sell shares of our stock and to raise capital through future equity financing.

If we are unable to maintain our Nasdaq listing, your ability to trade shares of our common stock could suffer.

In order for our common stock to remain listed on the Nasdaq National Market (“Nasdaq”), we must meet the minimum listing requirements for continued listing, including, among other requirements, minimum bid price and market value of public float requirements. On February 15, 2006, we were notified that the bid price for our common stock over a 30-day period was below the $1.00 minimum required for continued listing of our common stock on the Nasdaq. In order to remain listed, the minimum bid price for our common stock must be at least $1.00 per share over ten consecutive business days before August 14, 2006. If we are not able to regain compliance with this listing requirement, we may be delisted from the Nasdaq. If our common stock is delisted from the Nasdaq, transactions in our common stock would likely be conducted only in the over-the counter market, or potentially on regional exchanges, which could negatively impact the trading volume and price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, if our common stock were not listed on the Nasdaq and the trading price of our common stock fell below $1.00 per share, trading in our common stock would also be subject to the requirements of certain rules which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” In such event, the additional burdens imposed on broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock.

We may issue a substantial amount of our common stock to holders of options and warrants and this could reduce the market price for our stock.

At December 31, 2005, we had obligations to issue 13,625,675 shares of common stock including outstanding stock options representing 5,563,098 shares and warrants representing 8,062,577 shares. The issuance of these additional shares of common stock may be dilutive to our current shareholders and could negatively impact the market price of our common stock.

Our common stock is thinly traded and a large percentage of our shares are held by a small group of unrelated, institutional owners.

At March 30, 2006, we had 49,189,672 shares of common stock outstanding. Fewer than ten unrelated, institutional holders own 50% to 70% of these shares. The sale of significant shares into the public market has potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market’s ability to absorb the stock. Such an event could place further downward pressure on the price of our common stock. This presents an opportunity for short sellers to contribute to the further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own one facility in Glasgow, Scotland and lease 10 facilities throughout the world under non-cancelable leases with various terms. The following table summarizes occupied locations. Annual rent amounts presented in the table are reflected in thousands.

Location	Function	Square Footage	2006 Scheduled Rent	Lease Term Expires
Owned
Glasgow, Scotland	Phosphoramidite Manufacturing (1)	44,212	N/A	N/A
Leased and Occupied
Omaha, Nebraska	WAVE®and Consumable Manufacturing	25,000	$132	June 2007
San Jose, California	Consumable Manufacturing	14,360	$148	October 2010
Cramlington, England	Consumable Manufacturing	8,500	$14	March 2006
Omaha, Nebraska	Multi Functional (2)	18,265	$191	July 2007
Paris, France	Multi Functional (2)	4,753	$81	January 2014
Gaithersburg, Maryland	Multi Functional (2)	6,560	$45	May 2006
Cambridge, Massachusetts	Multi Functional (2)	2,500	$70	January 2007
Leased and Not Occupied (3)	Multi Functional (2)	12,290	$340	2006 – 2007

(1)	This facility is associated with the discontinued Nucleic Acids operating segment. We are currently assessing alternatives for this facility, including closure and sale.

(2)	Multi Functional facilities include functions related to manufacturing, services, sales and marketing, research and development and/or administration.
(3)	Leased and not occupied facilities consist of leases on facilities in San Diego, California that expire in January 2007 and a lease on a facility in Berlin, Germany that expires in May 2006. A number of these facilities are sublet to independent third parties. Annual rents from these subtenants are expected to total $0.17 million in 2006.

Item 3. Legal Proceedings

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to our stockholders for a vote or other approval during the fourth quarter of the fiscal year covered by this report.

Item 4A. Executive Officers

Our executive officers are appointed annually by the Board of Directors at the first meeting following the annual stockholders’ meeting. Other officers are appointed by the Board of Directors from time to time. Each officer holds office until a successor has been duly appointed and qualified or until the death, resignation or removal of such officer. Our executive officers and their ages are listed below followed by a brief biography.

Name	Age	Position
Collin J. D’Silva	48	Chairman of the Board, Chief Executive Officer and Director
Michael A. Summers	41	Chief Financial Officer
Mitchell L. Murphy	49	Vice President, Secretary and Treasurer

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

Michael A. Summers. Mr. Summers joined Transgenomic, Inc. in August 2004 and serves as Chief Financial Officer. Mr. Summers was employed with C&A Industries, Inc. from 2003 to 2004 where as General Manager he was responsible for the operations of various divisions that provided human capital management and consulting services. From 2001 to 2003, he was Executive Vice President and Chief Financial Officer for Nexterna, Inc., a wholly-owned technology subsidiary of Union Pacific Corporation. From 2000 to 2001, he was the Chief Accounting Officer for Able Telcom Holding Corp., a publicly-owned project management and construction company. Prior to 2000, Mr. Summers held various positions including eight years as an auditor for the Omaha, Nebraska office of Deloitte & Touche, LLP. Mr. Summers graduated from Creighton University in 1987 with a B.S. degree in business administration with an accounting major. He is a Certified Public Accountant.

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

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Repurchases of Equity Securities

(a) Market Information. Our common stock is listed for trading on the Nasdaq under the symbol TBIO. The following table sets forth the high and low closing prices for our common stock during each of the quarters of 2004 and 2005.

	High	Low
Year Ended December 31, 2004
First Quarter	$3.23	$1.96
Second Quarter	$1.87	$1.24
Third Quarter	$1.58	$1.07
Fourth Quarter	$1.52	$1.06

Year Ended December 31, 2005
First Quarter	$1.11	$0.53
Second Quarter	$0.90	$0.45
Third Quarter	$1.24	$0.70
Fourth Quarter	$1.11	$0.80

(b) Holders. At March 30, 2006, there are 49,189,672 shares of our common stock outstanding and approximately 3,475 holders of record.

(c) Dividends. We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We expect to retain all earnings, if any, for investment in our business. Dividends on our common stock will be paid only if and when declared by our Board of Directors. The Board’s ability to declare a dividend is subject to limits imposed by Delaware corporate law. In determining whether to declare dividends, the Board may consider our financial condition, results of operations, working capital requirements, future prospects and other relevant factors.

(d) Securities authorized for issuance under equity compensation plans. The information required by this item is incorporated herein by reference to the section of the Proxy Statement relating to our 2006 Annual Meeting of Shareholders captioned “Equity Compensation Plan Information.”

Sale of Unregistered Securities

Information regarding sales of equity securities by the Company during the year ended December 31, 2005 that were not registered under the Securities Act of 1933 have been previously reported by the Company on Form 8-Ks filed on March 18, 2005, March 30, 2005 and October 31, 2005.

Issuer Purchase of Equity Securities

The Company made no purchases of its common stock during the quarter ended December 31, 2005. Therefore, tabular disclosure is not presented.

Item 6. Selected Consolidated Financial Data

The selected consolidated balance sheet data at December 31, 2005 and 2004 and the selected consolidated statements of operations data for each year ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data at December 31, 2003, 2002 and 2001 and the selected consolidated statements of operations data for each year ended December 31, 2002 and 2001 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Dollar amounts, except per share data, are presented in thousands.

	Year Ended December 31,
	2005	2004	2003	2002	2001(1)
Statement of Operations Data:
Net sales	$25,828	$25,243	$26,044	$24,235	$28,040
Cost of good sold	13,497	11,997	11,374	9,935	11,831

Gross profit	12,331	13,246	14,670	14,300	16,209
Selling, general and administrative	12,218	15,961	16,586	20,539	17,666
Research and development	2,199	4,501	6,834	11,173	9,372
Restructuring charges (2)	—	1,267	516	3,282	—
Impairment charges (3)	425	—	—	—	—

Operating expenses	14,842	21,729	23,936	34,994	27,038
Other income (expense) (4)	(2,447)	(5,263)	(181)	512	2,401

Loss before income taxes	(4,958)	(13,746)	(9,447)	(20,182)	(8,428)
Income tax expense	26	4	65	105	24

Loss from continuing operations (5)	(4,984)	(13,750)	(9,512)	(20,287)	(8,452)
(Loss) income from discontinued operations, net of tax	(10,009)	(20,622)	(13,446)	(1,078)	1,051

Net loss	$(14,993)	$(34,372)	$(22,958)	$(21,365)	$(7,401)

Basic and diluted (loss) income per share: (5)
From continuing operations	$(0.14)	$(0.47)	$(0.39)	$(0.86)	$(0.37)
From discontinued operations (5)	(0.28)	(0.72)	(0.55)	(0.05)	0.04

	$(0.42)	$(1.19)	$(0.94)	$(0.91)	$(0.33)

Basic and diluted weighted average shares outstanding	35,688	29,006	24,484	23,583	22,560

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	$25,340	$37,458	$57,306	$74,035	$89,286
Borrowings under credit line (6)	—	6,514	2,142	—	—
Current portion of long-term debt (6)	—	825	1,693	63	—
Long-term debt, less current portion (6)	—	2,199	—	1,499	—
Total stockholders’ equity	17,906	16,535	45,058	61,515	82,104

(1)	In May 2001, we acquired Annovis, Inc., a specialty chemicals company that develops, manufactures and markets a wide variety of nucleic acid-based products and services for the life science industry, for a total purchase price of approximately $16,910. Annovis’ results of operations have been included in the accompanying financial statements beginning on May 1, 2001.
(2)	Restructuring plans were implemented in 2002 and 2004 to reduce and align our expenses with current business prospects. The plans included employee terminations, office closures, termination of collaborations and write-offs of abandoned intellectual property. As a result, restructuring charges were recorded and are included in operating expenses. Refer to the Notes to the accompanying consolidated financial statements.
(3)	Impairment charges in 2005 relate to the impairment of patent pursuits and inventory. Refer to the Notes to the accompanying consolidated financial statements.
(4)	Other income (expense) for all years presented primarily includes interest expense, interest income, loss on debt extinguishment in 2005 related to the repayment of our Laurus Loans of $541, and loss on debt extinguishment of $2,859 in 2004 resulting from certain modifications to our Laurus Loans that were treated as extinguishments for financial reporting purposes. Refer to the Notes to the accompanying consolidated financial statements.
(5)	During 2005, we decided to sell or close and liquidate the former Nucleic Acids operating segment, which now consists primarily of a manufacturing facility in Glasgow, Scotland. In conjunction with the decision to exit this operating segment, we recorded impairment and exit charges of $8,888 consisting of valuation adjustments to reflect the carrying value of related net assets at estimated fair market value. We now reflect the results of this business as discontinued operations for all periods presented. Refer to the Notes to the accompanying consolidated financial statements.

(6)	The Laurus Loans were repaid during 2005 resulting in a loss on debt extinguishment of $541. Refer to the Notes to the accompanying consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable Notes to Consolidated Financial Statements and other information in this report, including Risk Factors set forth in Item 1A and Critical Accounting Policies at the end of this Item 7.

The Company has one reportable operating segment. Although revenue is analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. The Consolidated Financial Statements also include discontinued operations. In the fourth quarter of 2005, the Company implemented a plan to exit the former Nucleic Acids operating segment. Accordingly, results of this operating segment are reflected as discontinued operations for all periods presented.

Executive Summary

2005 Results

We have experienced recurring net losses and had an accumulated deficit at December 31, 2005 of $122.09 million. To respond to changes in the overall business climate for our products, our liquidity position and capital structure, we have instituted significant change that began in the fourth quarter of 2004 with the sale of our specialty oligonucleotide manufacturing facility and a wide-reaching restructuring plan. We continued implementing positive change during 2005 by executing on the following:

We decided to exit our former Nucleic Acids operating segment.

On December 22, 2005, we decided to sell or close and liquidate the Nucleic Acids operating segment, which consists primarily of a manufacturing facility in Glasgow, Scotland. This decision was made after an evaluation of, among other things, short and long-term sales projections for products sold by this operating segment, including estimates of 2006 sales to the operating segment’s largest customer. While opportunities to sell the operating segment as a going concern are being evaluated, procedures have commenced, including notification to affected employees, which is expected to lead to closure of the facility in Glasgow, Scotland. During 2006, we expect to incur costs of approximately $0.72 million related to statutory payments to affected employees and other costs specifically attributable to closure of the facility which have been accrued at December 31, 2005. In addition, the Company expects to incur additional period costs of approximately $0.25 million in each of the first two quarters of 2006 attributable to closure of the facility that will be recorded in discontinued operations in 2006. In conjunction with the decision to exit this operating segment, the Company recorded an impairment charge of $8.02 million consisting of valuation adjustments to reflect the carrying value of the related net assets at estimated fair market value. We now reflect the results of this operating segment as discontinued operations for all periods presented.

We completed a private placement of our common stock in the fourth quarter.

On October 31, 2005, we issued securities to institutional investors in a private placement (the “2005 Private Placement”). The securities issued consisted of: (i) 14,925,743 shares of the Company’s common stock, plus (ii) five-year, non-callable warrants to purchase another 5,970,297 shares of common stock with an exercise price of $1.20 per share. The aggregate purchase price for the securities sold was $1.01 per share of common stock initially being sold or $15.08 million. In conjunction with this transaction, we issued a warrant to Oppenheimer & Co., Inc. to purchase 932,859 shares at $1.20 per share as part of their placement fee.

The net proceeds from the 2005 Private Placement were $13.90 million after transaction costs of $1.18 million. These proceeds were partially used to repay all outstanding principal and accrued interest on our Laurus Loans including fees paid to Laurus to facilitate the 2005 Private Placement and prepayment penalties to Laurus in the sum of $0.82 million. The remaining proceeds of $5.35 million will be used for future working capital needs.

In the first quarter, Laurus converted $2.52 million of its loans into shares of our common stock.

On March 18, 2005, we allowed Laurus to convert $1.87 million of the outstanding principal balance under our Credit Line into 3,600,000 shares of our common stock. In addition, on March 24, 2005 we allowed Laurus to convert $0.65 million of the outstanding principal balance of our Term Note into 1,250,000 shares of our common stock. The Credit Line and Term Note (collectively, the “Laurus Loans”) were subsequently repaid in September 2005 and are no longer available to us.

In summary, the 2005 results reflected improvement, but we are not satisfied.

As a result of the actions undertaken since the fourth quarter of 2004, loss from continuing operations has gone from $9.51 million and $13.75 million in 2003 and 2004, respectively, to $4.98 million in 2005. Net cash flows used by operating activities have gone from $13.02 million and $12.75 million in 2004 to $3.63 million in 2005. Additionally, sales of Geron stock received as payment for goods and services and included in net cash flows from investing activities provided $2.15 million in positive cash flows. Because these shares are considered available-for-sale securities, related sales are recorded as investing activities.

2006 Outlook

Timing of the demand for our products, particularly our flagship WAVE® systems, has been difficult to predict due largely to ongoing changes in the market place and the funding arrangements of our customers. Because our net sales are largely dependent upon sales of a limited number of products, including WAVE® systems, and our cost structure is largely fixed, historical results have been somewhat sporadic. For these reasons, it is not our practice to provide prospective financial guidance related specifically to revenues, costs, net income (loss) or cash flows. However, our financial objectives are to generate income from continuing operations and positive cash flows from continuing operations. To accomplish these goals we must generate sequential growth in net sales, convert manufacturing expenses from fixed to variable costs and continue to better control operating expenses.

Develop sequential growth in net sales.

We will work to continue to leverage on and strengthen our core instrument business. Challenges exist for WAVE® system and consumable growth in traditional markets. However, we intend to continue to diversify into new markets, including the personalized medicine market (particularly in oncology), where the sensitivities of our technologies are essential. In the short-term, we believe that the introduction of the newest generation of our flagship product, the WAVE® system 4500 will provide upgrade opportunities to our current installed base. In the intermediate to longer-term, we believe that newly developed “targeted” consumable products will increase usability of our installed base and enhance net sales of consumables. Additionally, we have developed credibility and momentum with several third-party platforms that will allow us to leverage on our direct sales force and distribution network.

On the discovery services front, we will seek to leverage on past customer successes with pharmaceutical customers to diversify our customer base. Challenges also exist for these service offerings. While our large pharmaceutical customer representation has increased steadily with pilot or “proof of concept” projects, the lead time to major contracts has proven lengthy. To mitigate this risk, we believe there is a significant opportunity for us to capitalize on the increasing demand for molecular-based personalized medicine by leveraging on our technologies and experience gained from the genomic biomarker analysis that discovery services has and will continue to provide to pharmaceutical and biopharmaceutical companies. During the fourth quarter of 2005, our laboratory in Omaha, Nebraska was certified under the Clinical Laboratory Improvement Amendments, and we received our first patient samples from physicians and third-party laboratories for molecular-based testing for hematology, oncology and certain inherited diseases. This capability also allows us to offer a vertically-integrated suite of services that can support activities ranging from discovery research to clinical trials to diagnostic testing. As the need for drug/diagnostic combination products increases, we believe this suite of service offerings will prove attractive to various customers.

Convert manufacturing expenses from fixed to variable costs.

A significant portion of our manufacturing costs relate to fixed overhead associated with personnel and facilities. We continue to evaluate consolidation and outsourcing opportunities designed to convert these costs from fixed to variable costs.

Continue to control operating expenses.

Operating expenses include selling, general and administrative expenses and research and development expenses. We will need to continue to invest in research and development activities in order to remain competitive and to take advantage of new business opportunities as they arise. During 2006, we expect operating expenses, including research and development expense, to be approximately equal to 2005 levels.

Results of Continuing Operations

Years Ended December 31, 2005 and 2004

Net Sales. Net sales for the years ended December 31, 2005 and 2004 consisted of the following (dollars in thousands):

			Change
	2005	2004	$	%
Bioinstruments	$14,427	$14,385	$42	1%
Bioconsumables	8,981	8,838	143	2%
Discovery Services	2,420	2,020	400	20%

Net sales	$25,828	$25,243	$585	2%

WAVE® systems sold totaled 97 during the year ended December 31, 2005 compared to 107 during the same period of 2004. Although the number of WAVE® systems sold declined, overall bioinstrument net sales increased slightly due primarily to net sales increases from product upgrades and service contracts. The selling prices of our instruments vary based on the specific model and optional accessories. We had an installed base of 1,290 units at December 31, 2005 compared to 1,193 units at December 31, 2004. The increase in the installed base of instruments was primarily responsible for the 2% increase in sales of bioconsumables. The increase in discovery services revenue during 2005 was primarily attributable to the discovery services agreements that we entered into with a large pharmaceutical company to support their clinical development of oncology therapeutics. We plan to continue to seek opportunities to provide genetic variation discovery and analysis services to pharmaceutical and other customers and believe that these services provide us a significant opportunity to expand revenues in the future.

Costs of Goods Sold. Costs of goods sold include material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs and supplies) associated with our discovery services operations. Cost of goods sold for the years ended December 31, 2005 and 2004 consisted of the following (dollars in thousands):

			Change
	2005	2004	$	%
Bioinstruments	$6,442	$6,382	$60	1%
Bioconsumables	4,762	4,012	750	19%
Discovery Services	2,293	1,603	690	43%

Cost of goods sold	$13,497	$11,997	$1,500	13%

Gross profit was $12.33 million or 43% of total net sales during the year ended December 31, 2005 compared to $13.25 million and 52% during the same period of 2004. The decrease in gross profit as a percent of revenue is largely attributable to changes in the composition of products sold. Generally, sales of WAVE® systems and ancillary instrumentation generate higher gross profits than sales of third party platforms. Sales of specialty consumables (SURVEYOR Nuclease, HPLC separation columns, etc.) generate higher gross profits than base buffers and enzymes. Gross profits from discovery services have been less than expected due to the continuing build out of capacity and expansion of product offerings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $12.22 million during the year ended December 31, 2005 compared to $15.96 million during the same period of 2004, a decrease of $3.74 million or 23%. As a percentage of revenue, selling, general and administrative expenses totaled 43% and 63% during the year ended December 31, 2005 and 2004, respectively. This decrease resulted primarily from termination of personnel and the elimination of facilities related costs in conjunction with the 2004 Restructuring Plan. Foreign currency transaction adjustments increased operating expenses by approximately $0.33 million during the year ended December 31, 2005 compared to the same period of 2004 when foreign currency transaction adjustments reduced operating expenses by approximately $0.45 million.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs. These costs totaled $2.20 million during the year ended December 31, 2005 compared to $4.50 million during the same period of 2004, a decrease of $2.30 million or 51%. The decrease related primarily to the 2004 Restructuring Plan.

As a percentage of revenue, research and development expenses totaled 8% and 18% of revenue during the year ended December 31, 2005 and 2004, respectively. We expect to continue to invest up to 10% of our revenues in research and development activities. Research and development costs are expensed in the year in which they are incurred.

Impairment Charges. Impairment charges totaled $0.43 million during the year ended December 31, 2005 and consisted of $0.25 million associated with certain international patent pursuits that were no longer consistent with our strategic plan and $0.18 million related to certain inventory associated with third party platforms.

Other Income (Expense). Other expense during the year ended December 31, 2005 of $2.45 million consisted of interest expense of $1.98 million, loss on debt extinguishment of $0.54 million net of other income of $0.07 million. Other expense during the year ended December 31, 2004 consisted of interest expense of $2.37 million, loss on debt extinguishment of $2.86 million and other expense of $0.38 million.

Interest expense consisted of the following for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Interest paid or accrued on outstanding debt	$553	$542
Amortization of debt premiums	(857)	—
Amortization of debt discounts – warrants	28	—
Amortization of debt discount – beneficial conversion feature	725	1,641
Fair value of incremental shares received by Laurus	1,365	—
Other	164	183

	$1,978	$2,366

On March 18, 2005, we allowed Laurus to convert $1.87 million of the outstanding principal balance under our Credit Line into 3,600,000 shares of our common stock at $0.52 per share. In addition, on March 24, 2005 we allowed Laurus to convert $0.65 million of the outstanding principal balance of our Term Note into 1,250,000 shares of our common stock at $0.52 per share. Laurus agreed to apply this Term Note conversion against substantially all remaining 2005 scheduled principal payments on such loan. The closing market price of our common stock the day before each of these conversions was $0.58 per share. No other provisions of our Credit Line or Term Note were modified, including the $1.00 conversion price for remaining debt. In conjunction with these conversions we accelerated amortization of $0.41 million of related debt premiums and discounts and recorded a charge to interest expense of $1.37 million related to the fair value of incremental shares received by Laurus.

Contemporaneously with the closing of the 2005 Private Placement our common stock on October 31, 2005, we repaid all outstanding principal and accrued interest on the Laurus Loans which have been cancelled and are no longer available to us. In conjunction with this prepayment, we recorded a loss on debt extinguishment of $0.54 million. This loss consisted of prepayment penalties and fees paid to Laurus to facilitate the 2005 Private Placement of $0.84 million offset by the elimination of associated net debt premiums of $0.30 million.

Loss on debt extinguishment totaled $2.86 million during the year ended December 31, 2004. As described in the Notes to the accompanying consolidated financial statements, certain August 31, 2004 modifications to our Laurus Loans were treated as extinguishments for financial reporting purposes since the change in present value of expected cash flows between the original and modified agreements was greater than 10%. As such, we recorded a loss on extinguishment of debt of $2.86 million at August 31, 2004 reflecting the difference between (i) the recorded amount of debt, net of related discounts, of $7.43 million and (ii) the fair value of the new debt instrument of $10.29 million plus the fair value of the new warrants of $0.11 million. The difference between the fair value of the new debt of $10.29 million and the face value of the debt of $8.57 million represents a premium, which will be reflected as a reduction of interest expense over the life of the new debt.

Income Tax Expense. Income tax expense recorded during the years ended December 31, 2005 and 2004 related to income taxes in states, foreign countries and other local jurisdictions. Due to the our cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, we did not provide for an income tax benefit during the years ended December 31, 2005 or 2004 based on our determination that it was more likely than not that such benefits would not be realized. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we begin to generate taxable income in future periods and determine that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. Our net operating loss carryforwards from continuing and discontinued operations of $99.64 million will expire at various dates from 2008 through 2025, if not utilized. We also had state income tax loss carryforwards from continuing and discontinued operations of $39.00 million at December 31, 2005. These carryforwards will also expire at various dates beginning in 2006 if not utilized.

Years Ended December 31, 2004 and 2003

Net Sales. Net sales for the years ended December 31, 2004 and 2003 consisted of the following (dollars in thousands):

			Change
	2004	2003	$	%
Bioinstruments	$14,385	$17,916	$(3,531)	(20)%
Bioconsumables	8,838	7,260	1,578	22%
Discovery Services	2,020	868	1,152	133%

Net sales	$25,243	$26,044	$(801)	(3)%

WAVE® systems sold totaled 107 during the year ended December 31, 2004 compared to 122 during the same period of 2003. The selling prices of our instruments vary based on the specific model and optional accessories. We had an installed base of 1,193 units at December 31, 2004 compared to 1,086 units at December 31, 2004. The increase in the installed base of instruments continues to drive increases in sales of bioconsumables used with these instruments. The increase in Discovery Services revenue during 2004 was primarily attributable to the discovery services agreements that we entered into with pharmaceutical companies to support their clinical development of oncology therapeutics.

Costs of Goods Sold. Cost of goods sold for the years ended December 31, 2004 and 2003 consisted of the following (dollars in thousands):

			Change
	2004	2003	$	%
Bioinstruments	$6,382	$7,343	$(961)	(13)%
Bioconsumables	4,012	3,474	538	15%
Discovery Services	1,603	557	1,046	188%

Cost of goods sold	$11,997	$11,374	$623	5%

Overall, our cost of goods sold increased despite an overall decline in net sales due to the fixed-cost burden associated with our manufacturing facilities.

Gross profit was $13.25 million or 52% of total net sales during the year ended December 31, 2004 compared to $14.67 million and 56% during the same period of 2003. The decrease in gross profit as a percent of revenue is largely attributable to changes in the composition of products sold. Generally, sales of WAVE® systems and ancillary instrumentation generate higher gross profits than sales of third party platforms. Sales of specialty consumables (SURVEYOR Nuclease, HPLC separation columns, etc.) generate higher gross profits than base buffers and enzymes. Gross profits from discovery services have been less than expected due to the continuing build out of capacity and expansion of product offerings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $15.96 million in 2004 compared to $16.59 million in 2003, a decrease of $0.63 million or 4%. As a percentage of revenue, selling, general and administrative expenses totaled just over 63% in both 2004 and 2003.

Research and Development Expenses. Research and development expenses totaled $4.50 million in 2004 compared to $6.83 million in 2003, a decrease of $2.33 million or 34%. As a percentage of revenue, research and development expenses totaled 18% and 26% of revenue in 2004 and 2003, respectively. These decreases related to our focus on expense control and the restructuring plan implemented in November 2004. Research and development costs are expensed in the year in which they are incurred.

Restructuring Charges. On November 13, 2004, our Board of Directors approved a restructuring plan designed to refocus and to better align the Company’s cost structure with anticipated revenues. The plan included a workforce reduction and the closure of various facilities and field offices. In conjunction with these changes, we incurred a charge of $1.23 million during the quarter ending December 31, 2004.

Other Income (Expense). Other expense during 2004 of $5.26 million consisted of interest expense of $2.37 million, loss on debt extinguishment of $2.86 million, and other net expense of $0.04 million. Other expense during 2003 of $0.18 million consisted of interest expense of $0.17 million and other net expense of $0.01 million.

Interest expense consisted of the following for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Interest paid or accrued on outstanding debt	$542	$89
Amortization of debt discount – beneficial conversion feature	1,641	—
Other	183	85

	$2,366	$174

Loss on debt extinguishment totaled $2.86 million during 2004. As described in the Notes to the accompanying consolidated financial statements, certain August 31, 2004 modifications to our Laurus Loans were treated as extinguishments for financial reporting purposes since the change in present value of expected cash flows between the original and modified agreements was greater than 10%. As such, we recorded a loss on extinguishment of debt of $2.86 million at August 31, 2004 reflecting the difference between (i) the recorded amount of debt, net of related discounts, of $7.43 million and (ii) the fair value of the new debt instrument of $10.29 million plus the fair value of the new warrants of $0.11 million. The difference between the fair value of the new debt of $10.29 million and the face value of the debt of $8.57 million represented a premium, which was reflected as a reduction of interest expense over the life of the new debt.

Income Tax Expense. Income tax expense recorded during the years ended December 31, 2004 and 2003 related to income taxes in states, foreign countries and other local jurisdictions. Due to our cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, we did not provide for an income tax benefit during the years ended December 31, 2004 or 2003 based on our determination that it was more likely than not that such benefits would not be realized. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we begin to generate taxable income in future periods and determine that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Results of Discontinued Operations

In the fourth quarter of 2005, we implemented a plan to exit our Nucleic Acids operating segment. Accordingly, we now reflect the results of these businesses as discontinued operations for all periods presented. Expenses that are not directly identified to this operating segment or are considered corporate overhead have not been allocated in arriving at loss from discontinued operations. Summary results of operations of the former Nucleic Acids operating segment were as follows (dollars in thousands):

	Years Ended December 31,
	2005	2004	2003
NET SALES	$3,881	$8,546	$7,821
COST OF GOODS SOLD	4,004	12,599	12,941

Gross loss	(123)	(4,053)	(5,120)
OPERATING EXPENSES:
Selling, general and administrative	1,054	1,538	737
Research and development	—	2,184	2,471
Restructuring charges	—	2,303	222
Exit and disposal charges	866	—	—
Impairment charges	8,022	11,965	4,772
Gain on sale of facility	—	(1,466)	—

	9,942	16,524	8,202

LOSS FROM OPERATIONS	(10,065)	(20,577)	(13,322)
OTHER INCOME (EXPENSE)	56	(143)	(124)

LOSS BEFORE INCOME TAXES	(10,009)	(20,720)	(13,446)
INCOME TAX BENEFIT	—	(98)	—

LOSS FROM DISCONTINUED OPERATIONS	$(10,009)	$(20,622)	$(13,446)

On December 22, 2005, the Company’s Directors voted to either sell or close and liquidate the Nucleic Acids operating segment, which consists primarily of a manufacturing facility in Glasgow, Scotland. This decision was made after an evaluation of, among other things, short and long-term sales projections for products sold by this operating segment, including estimates of 2006 sales to the operating segment’s largest customer. While opportunities to sell the operating segment as a going concern are being evaluated, procedures have commenced, including notification to affected employees, which may lead to closure of the facility in Glasgow, Scotland. During 2006, we expect to incur costs of approximately $0.72 million related to statutory payments to affected employees and other costs specifically attributable to closure of the facility which have been accrued at December 31, 2005. In addition, the Company expects to incur additional period costs of approximately $0.25 million in each of the first two quarters of 2006 attributable to closure of the facility that will be recorded in discontinued operations in 2006. In conjunction with the decision to exit this operating segment, the Company recorded an impairment charge of $8.02 million consisting of valuation adjustments to reflect the carrying value of the related net assets at estimated fair market value.

The former Nucleic Acids operating segment accepted common stock from one of its customers, Geron Corporation (“Geron”) as payment for goods and services. These shares were classified as available-for-sale securities. Net realized gains on these securities during 2005 and 2003 of $0.05 million and $0.11 million, respectively, and realized losses on these securities of $0.13 million during 2004 were reflected as other expense on the consolidated statement of operations.

Proceeds from the sales of these available for sale securities are reflected within net cash flows from investing activities. During 2005 and 2004, sales to Geron totaled $1.95 million and $4.15 million, respectively, representing 50% and 49%, respectively, of net sales within this operating segment.

On November 11, 2004, the former Nucleic Acids operating segment sold the assets associated with its specialty oligonucleotides manufacturing facility in Boulder, Colorado to a subsidiary of Eyetech Pharmaceuticals, Inc. (“Eyetech”). The sale price was $3.00 million in cash plus the assumption of the lease on the Boulder facility and of certain equipment leases with a gross value of $2.38 million. Substantially all of the 27 employees at the Boulder facility became Eyetech employees. Net proceeds from the sale (after transaction expenses and fees paid to our investment advisors) equaled approximately $2.70 million. In conjunction with this transaction, the Nucleic Acids operating segment recorded a gain on sale of $1.47 million in the fourth quarter of 2004.

There was no goodwill associated with the former Nucleic Acids operating segment at December 31, 2005 and 2004. The former Nucleic Acids operating segment recorded charges of $9.87 million and $4.77 million during 2004 and 2003, respectively, related to the impairment of goodwill. The 2003 charge resulted from an annual impairment test that was performed in the fourth quarter of 2003. The 2004 charge resulted from an interim period impairment test performed during the second quarter of 2004.

The interim period impairment test became necessary after the Company’s Directors directed management during the second quarter of 2004 to explore strategic alternatives for the former Nucleic Acids operating segment. This process included significant due diligence by management, third-party advisors and prospective independent buyers and other interested parties. Information obtained through this process indicated that it was more likely than not that the assets associated with the Nucleic Acids operating segment were impaired.

The former Nucleic Acids operating segment also recorded a charge of $2.10 million during the second quarter of 2004 related to the impairment of property and equipment associated with this operating segment.

Liquidity and Capital Resources

Our working capital positions at December 31, 2005 and 2004 were as follows (in thousands):

	December 31,
	2005	2004	Change
Current assets (including cash and cash equivalents of $6,736 and $1,002, respectively)	$18,118	$17,908	$210
Current liabilities	7,434	18,724	(11,290)

Working capital	$10,684	$(816)	$11,500

The improvement in our working capital position was due principally to proceeds received from the 2005 Private Placement and conversions in March 2005 of Laurus Loans to equity.

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

Analysis of Cash Flows

Years Ended December 31, 2005 and 2004

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased $5.73 million during the year ended December 31, 2005 as a result of net cash from investing activities and financing activities of $1.65 million and $7.92 million, respectively, offset by net cash used in operating activities of $3.63 million, and changes in foreign currency exchange rates of $0.20 million.

Cash Flows from Operating Activities. Cash flows used in operating activities totaled $3.63 million during the year ended December 31, 2005 compared to $12.75 million during the same period of 2004. The use in 2005 related primarily to a net loss of $14.99 million offset by non-cash charges of $13.66 million. Non-cash charges consisted primarily of depreciation and amortization, impairment charges and certain financing costs. Working capital and other adjustments decreased cash flows from operating activities by $2.29 million.

Cash Flows from Investing Activities. Cash flows provided by investing activities totaled $1.65 million during the year ended December 31, 2005 compared to $6.03 million during the same period of 2004. The principal source of cash flows from investing activities in 2005 were sales of available for sale securities (Geron stock) of $2.15 million that were offset by purchases of $0.64 million of property and equipment. The principal source of cash flows from investing activities in 2004 were sales of available for sale securities (Geron Stock) of $4.27 million and the $3.00 million sale of our manufacturing facility in Boulder, Colorado offset by purchases of $1.76 million of property and equipment.

Cash Flows from Financing Activities. Cash flows from financing activities totaled $7.92 million during the year ended December 31, 2005 compared to $6.00 million during 2004. The principal source of cash flows from financing activities in 2005 was the 2005 Private Placement offset by repayment of the Laurus Loans.

Years Ended December 31, 2004 and 2003

Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased $0.24 million during the year ended December 31, 2004 as net cash used in operating activities of $12.75 million was offset by net cash from investing activities and financing activities of $6.03 million and $6.00 million, respectively and changes in foreign currency exchange rates of $0.48 million.

Cash Flows Used in Operating Activities. Cash flows used in operating activities totaled $12.75 million during 2004 compared to $13.02 million during 2003. The use in 2004 related primarily to a net loss of $34.37 million offset by non-cash charges of $21.80 million. Non-cash charges consisted of depreciation and amortization, certain restructuring charges, impairment charges, certain financing costs and loss on debt extinguishment. Working capital and other adjustments decreased cash flows from operating activities by $0.18 million.

Cash Flows from Investing Activities. Cash flows from investing activities totaled $6.03 million during 2004 compared to cash flows used in investing activities of $2.95 million during 2003. The investing cash flows generated in 2004 were from the sale of Geron stock received for goods and services and the sale of our specialty oligoneucleotide manufacturing facility and reductions in other assets that were offset by purchases of property and equipment.

Cash Flows from Financing Activities. Cash flows from financing activities totaled $6.00 million during 2004 compared to $7.30 million during 2003. The cash from financing activities in 2004 related primarily to net draws on our Credit Line and proceeds from the Term Note that were offset by payments of long-term debt.

Obligations and Commitments

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2010. The future minimum lease payments required under these leases are approximately $1.18 million in 2006, $0.54 million in 2007, $0.28 million in 2008, $0.28 million in 2009, and $0.25 million in 2010.

At December 31, 2005, firm commitments to vendors to purchase components used in WAVE® systems totaled $0.88 million. We expect to pay the majority of these purchase commitments during 2006.

Off Balance Sheet Arrangements

At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgment or estimates may vary under different assumptions or circumstances. The following are certain critical accounting policies that may involve the use of judgment or estimates.

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

Inventories. Inventories are stated at the lower of cost or market. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process. We write down slow-moving and obsolete inventory by the difference between the value of the inventory and our estimate of the reduced value based on potential future uses, the likelihood that overstocked inventory will be sold and the expected selling prices of the inventory. If our ability to realize value on slow-moving or obsolete inventory is less favorable than assumed, additional write-downs of the inventory may be required.

Depreciation and Amortization of Long-Lived Assets. Our long-lived assets consist primarily of equipment, patents, intellectual property and capitalized software development costs. We believe the useful lives we assigned to these assets are reasonable. If our assumptions about these assets change as a result of events or circumstances and we believe the assets may have declined in value we may record impairment charges resulting in an increase to operating expenses.

Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 15 years. We capitalize external and in-house legal costs and filing fees associated with obtaining patents on our new discoveries and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. Intellectual property, which is purchased technology, is recorded at cost and is amortized over its estimated useful life.

Impairment of Long-Lived Assets. We evaluate goodwill for impairment on an annual basis. We assess the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in our estimate of future undiscounted and discounted cash flows to determine recoverability of these assets. If our assumptions about these assets were to change as a result of events or circumstances, we may be required to record an impairment loss.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No.123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. We adopted this standard on January 1, 2006 using the modified prospective method. With regard to share-based payment transactions (primarily employee stock options) that existed at December 31, 2005, the Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows. With regard to future share-based payment transactions, the Company is evaluating option valuation methodologies and assumptions as well as potential changes to compensation strategies.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overhead to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for us beginning January 1, 2006. We are assessing the final impact of this standard on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the prospective measurement for nonmonetary exchanges of nonmonetary assets. It specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS is 153 will be effective for us beginning January 1, 2007. We are assessing the final impact of this standard on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. SFAS 154 is effective for us beginning January 1, 2006.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Foreign Currency Rate Fluctuations

During the last three fiscal years, our international sales have represented approximately 70% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly owned subsidiaries, Transgenomic, LTD., and Cruachem, LTD., whose operating currency is British Pounds Sterling and the Euro. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such, we feel do not have a material exposure to foreign currency rate fluctuations at this time.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Previously, our principal market risk was interest rate risk on our variable-rate borrowings under the Laurus Loans. During the fourth quarter of 2005, we repaid the entire principal balance of the Laurus Loans with the proceeds from the 2005 Private Placement and have terminated these loans. Accordingly, we no longer have any borrowings which subject us to material interest rate risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Transgenomic, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Transgenomic, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Transgenomic, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
March 30, 2006

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005, and 2004

(Dollars in thousands except per share data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,736	$1,002
Accounts receivable (net of allowances for bad debts of $615 and $701, respectively)	7,542	9,867
Inventories	2,990	3,570
Prepaid expenses and other current assets	653	1,262
Current assets of discontinued operations	197	2,207

Total current assets	18,118	17,908
PROPERTY AND EQUIPMENT:
Equipment	10,108	10,943
Furniture and fixtures	3,797	3,867

	13,905	14,810
Less: accumulated depreciation	11,328	10,481

	2,577	4,329
OTHER ASSETS:
Goodwill	638	638
Other assets	1,074	2,528
Non-current assets of discontinued operations	2,933	12,055

	$25,340	$37,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,796	$2,464
Other accrued expenses	3,114	6,498
Accrued compensation	602	595
Line of credit	—	6,514
Current portion of long-term debt	—	825
Current liabilities of discontinued operations	1,922	1,828

Total current liabilities	7,434	18,724
Long-term debt	—	2,199

Total liabilities	7,434	20,923
COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 and 60,000,000 shares authorized, respectively, 49,182,121 and 29,330,874 shares outstanding, respectively	497	299
Additional paid-in capital	138,800	120,798
Accumulated other comprehensive income	703	2,539
Accumulated deficit	(122,094)	(107,101)

Total stockholders’ equity	17,906	16,535

	$25,340	$37,458

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

	2005	2004	2003
NET SALES	$25,828	$25,243	$26,044
COST OF GOODS SOLD	13,497	11,997	11,374

Gross profit	12,331	13,246	14,670
OPERATING EXPENSES:
Selling, general and administrative	12,218	15,961	16,586
Research and development	2,199	4,501	6,834
Restructuring charges	—	1,267	516
Impairment charges	425	—	—

	14,842	21,729	23,936

LOSS FROM OPERATIONS	(2,511)	(8,483)	(9,266)
OTHER INCOME (EXPENSE):
Interest expense	(1,978)	(2,366)	(174)
Loss on debt extinguishment	(541)	(2,859)	—
Other, net	72	(38)	(7)

	(2,447)	(5,263)	(181)

LOSS BEFORE INCOME TAXES	(4,958)	(13,746)	(9,447)
INCOME TAX EXPENSE	26	4	65

LOSS FROM CONTINUING OPERATIONS	(4,984)	(13,750)	(9,512)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income tax	(10,009)	(20,720)	(13,446)
Income tax benefit of discontinued operations	—	(98)	—

LOSS FROM DISCONTINUED OPERATIONS	(10,009)	(20,622)	(13,446)

NET LOSS	$(14,993)	$(34,372)	$(22,958)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.14)	$(0.47)	$(0.39)
From discontinued operations	(0.28)	(0.72)	(0.55)

	$(0.42)	$(1.19)	$(0.94)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	35,687,580	29,006,241	24,483,861

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

	Common Stock		Additional Paid in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Outstanding Shares	Par Value
Balance, January 1, 2003	23,512,045	$240	$113,934	$(78)	$(49,771)	$378	$(3,188)	$61,515
Net loss	—	—	—		(22,958)	(22,958)	—	(22,958)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	1,219	—	1,219

Comprehensive loss	—	—	—	—	—	(21,739)	—	—
Issuance of stock options and warrants	—	—	386	—	—	—	—	386
Beneficial conversion premium	—	—	480	—	—	—	—	480
Issuance of shares	4,500,000	45	969	—	—	—	3,188	4,202
Issuance of shares for employee stock purchase plan	107,077	1	135	—	—	—	—	136
Amortization of unearned compensation	—	—	—	78	—	—	—	78

Balance, December 31, 2003	28,119,122	286	115,904	—	(72,729)	1,597	—	45,058
Net loss	—	—	—	—	(34,372)	(34,372)		(34,372)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	942	—	942

Comprehensive loss	—	—	—	—	—	(33,430)	—	—
Issuance of stock options and warrants	—	—	189	—	—	—	—	189
Beneficial conversion premium	—	—	2,420	—	—	—	—	2,420
Conversion of Laurus Loans	1,134,850	12	2,198	—	—	—	—	2,210
Issuance of shares for employee stock purchase plan	76,902	1	87	—	—	—	—	88

Balance, December 31, 2004	29,330,874	299	120,798	—	(107,101)	2,539	—	16,535
Net loss	—	—	—	—	(14,993)	(14,993)		(14,993)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(1,836)	—	(1,836)

Comprehensive loss	—	—	—	—	—	(16,829)	—	—
Beneficial conversion premium	—	—	399	—	—	—	—	399
Conversion of Laurus Loans	4,900,000	49	2,507	—	—	—	—	2,556
Fair value of incremental shares issued	—	—	1,365	—	—	—	—	1,365
Issuance of shares in private placement, net of expenses of $1,213	14,925,743	149	13,713	—	—	—	—	13,862
Issuance of shares for employee stock purchase plan	25,504	—	18	—	—	—	—	18

Balance, December 31, 2005	49,182,121	$497	$138,800	$—	$(122,094)	$703	$—	$17,906

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,993)	$(34,372)	$(22,958)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	4,283	4,625	4,597
Non-cash restructuring charges	—	2,027	364
Impairment charges	8,447	11,965	4,772
Gain on sale of facility	—	(1,466)	—
Non-cash financing costs	1,281	1,642	—
Non-cash debt extinguishment charges	(303)	2,859	—
(Gain)/loss on sale of securities	(50)	128	(64)
Other	—	18	93
Changes in operating assets and liabilities:
Purchase of trading securities	—	—	(1,566)
Proceeds from sale of trading securities	—	—	1,519
Accounts receivable	139	(3,334)	342
Inventories	514	2,611	2,887
Prepaid expenses and other current assets	574	(130)	334
Accounts payable	(1,129)	(268)	(1,509)
Accrued expenses	(2,390)	941	(1,828)

Net cash flows from operating activities	(3,627)	(12,754)	(13,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities and sale of available for sale securities	2,151	4,269	4,000
Purchase of property and equipment	(641)	(1,758)	(6,413)
Change in other assets	(3)	522	(543)
Proceeds from sale of specialty oligonuceotide manufacturing facility	—	3,000	—
Proceeds from asset sales	139	—	9

Net cash flows from investing activities	1,646	6,033	(2,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(4,069)	4,956	2,992
Proceeds from long-term debt	—	2,750	—
Payments on long-term debt	(1,850)	(1,779)	(35)
Issuance of common stock, net of expenses	13,836	71	4,338

Net cash flows from financing activities	7,917	5,998	7,295
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(202)	484	175

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,734	(239)	(8,494)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,002	1,241	9,735

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,736	$1,002	$1,241

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$553	$560	$314
Income taxes, net	12	(94)	70
Non-cash transactions:
Available for sale securities acquired for goods and services	2,099	4,397	277
Conversions of debt to equity	2,536	2,226	—

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description.

Transgenomic, Inc., a Delaware corporation, and its subsidiaries (the “Company”) provide innovative products and services for the synthesis, purification and analysis of nucleic acids. The Company’s products and services include automated instrument systems, associated consumables, and genetic variation discovery services. The Company develops, assembles, manufactures and markets its products and services to the life sciences industry to be used in research focused on molecular genetics of humans and other organisms. Such research could lead to development of new diagnostics and therapeutics. The Company’s business plan is to participate in the value chain associated with these activities by providing key technology, tools, consumables, biochemical reagents and services to those entities engaged in basic biomedical research and the development of diagnostics and therapeutic agents.

The Company develops, assembles, manufactures and markets versatile products and provides analytical services to the medical research, clinical and pharmaceutical markets for use in genetic variation analysis. Products and services are sold through a direct sales force in the United States and throughout much of Western Europe. For the rest of the world, products and services are sold through more than 25 dealers and distributors located in those local markets. Net sales are categorized as bioinstruments, bioconsumables and discovery services.

•	Bioinstruments. The flagship product is the WAVE® system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of nearly 1,300 WAVE® systems as of December 31, 2005. The Company utilizes its sales and distribution network to sell a number of independent, third party equipment platforms. Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE® base generates a demand for consumables that are required for the system’s continued operation. The Company develops, manufactures and sells these products. In addition, the Company manufactures and sells consumable products that can be used on multiple, independent platforms. These products include SURVEYOR Nuclease and a range of HPLC separation columns.

•	Discovery Services. The Company provides various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

Historically, the Company operated a segment (the “Nucleic Acids operating segment”) that developed, manufactured and marketed chemical building blocks for nucleic acid synthesis to biotechnology, pharmaceutical and oligonucleotide synthesis companies and research institutions throughout the world. In the fourth quarter of 2005, the Company implemented a plan to exit this operating segment. Accordingly, results of this operating segment are reflected as discontinued operations for all periods presented.

The Company has experienced recurring net losses and had an accumulated deficit of $122,094 at December 31, 2005. Based on the Company’s operating plan, management believes its existing sources of liquidity will be sufficient to meet its cash needs during 2006. If necessary, the Company’s management believes they can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2006 would likely delay implementation of the Company’s business plan. Additionally, management may pursue additional financing alternatives. Ultimately, the Company must achieve sufficient revenue levels to support its cost structure.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

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

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during each of the three years ended December 31, 2005:

	Beginning Balance	Additional Charges to Income	Deductions from Reserve	Ending Balance
Year Ended December 31, 2005	$701	$—	$86	$615
Year Ended December 31, 2004	$359	$374	$32	$701
Year Ended December 31, 2003	$351	$83	$75	$359

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

Depreciation of property and equipment totaled $1,786, $3,330 and $3,298 in 2005, 2004 and 2003, respectively.

Goodwill and other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment annually. Impairment occurs when the carrying value is not recoverable and the fair value of the asset is less than the carrying value. If impaired, the asset’s carrying value is reduced to its fair value. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment as events or changes in circumstances indicate the carrying amount of the asset may be impaired.

Other Assets.

Other assets include capitalized software, intellectual property, patents, deferred financing costs and other long-term assets.

Capitalized Software. The Company capitalized software development costs for products offered for sale in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. This Standard allows for the capitalization of certain development costs once a software product has reached technological feasibility. The Company capitalized no software development costs during the three years ended December 31, 2005.

Intellectual Property. Initial costs paid to license intellectual property from independent, third parties is capitalized and amortized using the straight line method over the license period. Ongoing royalties related to such licenses are expensed as incurred.

Patents. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.

Deferred Financing Costs. Certain financing costs are capitalized and amortized to interest expense over the life of the related financing.

Other Long-Term Assets. Other long-term assets consist primarily of demonstration inventory that has been at customer or prospective customer sites for greater than one year and security deposits on leased facilities. Long-term demonstration inventory is stated at the lower of cost or market.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

	2005	2004	2003
Net Loss:
As reported	$(14,993)	$(34,372)	$(22,958)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	957	1,060	1,836

Pro forma	$(15,950)	$(35,432)	$(24,794)

Basic and diluted loss per share:
As reported	(0.42)	(1.19)	(0.94)
Pro forma	(0.45)	(1.22)	(1.01)

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

Income Taxes.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities at each balance sheet date using tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized.

Revenue Recognition.

Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenues from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE® systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period. At December 31, 2005 and 2004, deferred revenue, mainly associated with the Company’s service contracts, included on the Company’s balance sheet was approximately $2,124 and $1,478, respectively.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments increased net loss by $332 during the year ended December 31, 2005 and decreased net loss by $445 and $674 during the years ended December 31, 2004 and 2003, respectively.

Comprehensive Income.

Accumulated other comprehensive income at December 31, 2005 and 2004 consisted of foreign currency translation adjustments, net of applicable tax of $0. For all previous periods presented, accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains or losses on available for sale investments, net of applicable tax of $0. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting its investments in a foreign currency to U.S. dollars.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

Earnings Per Share.

Basic earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and warrants or conversion of convertible notes, where dilutive. Potentially dilutive securities totaling 13,625,675 at December 31, 2005, 13,484,072 at December 31, 2004 and 7,671,771 at December 31, 2003 have been excluded from the computation of diluted earnings per share as they have an antidilutive effect.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuace of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. The Company adopted this standard on January 1, 2006 using the modified prospective method. With regard to share-based payment transactions (primarily employee stock options) that existed at December 31, 2005, the Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows. With regard to future share-based payment transactions, the Company is evaluating option valuation methodologies and assumptions as well as potential changes to compensation strategies.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective on January 1, 2006. The Company is currently assessing the final impact of this standard on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the prospective measurement for nonmonetary exchanges of nonmonetary assets. It specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS is 153 will be effective for the Company beginning January 1, 2007. We are assessing the final impact of this standard on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It carries forward without change the previous guidance for reporting the correction of an error and a change in accounting estimate. SFAS 154 is effective for the Company beginning January 1, 2006.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

B. DISCONTINUED OPERATIONS AND DIVESTITURES

In the fourth quarter of 2005, the Company implemented a plan to exit the Nucleic Acids operating segment. Accordingly, the Company now reflects the related results as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or are considered corporate overhead have not been allocated in arriving at loss from discontinued operations. Summary results of operations of the former Nucleic Acids operating segment were as follows:

	Years Ended December 31,
	2005	2004	2003
NET SALES	$3,881	$8,546	$7,821
COST OF GOODS SOLD	4,004	12,599	12,941

Gross loss	(123)	(4,053)	(5,120)
OPERATING EXPENSES:
Selling, general and administrative	1,054	1,538	737
Research and development	—	2,184	2,471
Restructuring charges	—	2,303	222
Exit and disposal charges	866	—	—
Impairment charges	8,022	11,965	4,772
Gain on sale of facility	—	(1,466)	—

	9,942	16,524	8,202

LOSS FROM OPERATIONS	(10,065)	(20,577)	(13,322)
OTHER INCOME (EXPENSE)	56	(143)	(124)

LOSS BEFORE INCOME TAXES	(10,009)	(20,720)	(13,446)
INCOME TAX BENEFIT	—	(98)	—

LOSS FROM DISCONTINUED OPERATIONS	$(10,009)	$(20,622)	$(13,446)

On December 22, 2005, the Company’s Directors voted to either sell or close and liquidate the Nucleic Acids operating segment, which consists primarily of a manufacturing facility in Glasgow, Scotland. This decision was made after an evaluation of, among other things, short and long-term sales projections for products sold by this operating segment, including estimates of 2006 sales to the operating segment’s largest customer. While opportunities to sell the operating segment as a going concern are being evaluated, procedures have commenced, including notification to affected employees, which is expected to lead to closure of the facility in Glasgow, Scotland. During 2006, the Company expects to incur costs of approximately $715 related to statutory payments to affected employees and other costs specifically attributable to closure of the facility which have been accrued at December 31, 2005. In addition, the Company expects to incur additional period costs attributable to closure of the facility that will be recorded in discontinued operations in 2006. In conjunction with the decision to exit this operating segment, the Company recorded an impairment charge of $8,022 consisting of valuation adjustments to reflect the carrying value of the related net assets at estimated fair market value.

There was no goodwill associated with the former Nucleic Acids operating segment at December 31, 2005 and 2004. The former Nucleic Acids operating segment recorded charges of $9,865 and $4,772 during 2004 and 2003, respectively, related to the impairment of goodwill. The 2003 charge resulted from an annual impairment test that was performed in the fourth quarter of 2003. The 2004 charge resulted from an interim period impairment test performed during the second quarter of 2004.

The interim period impairment test became necessary after the Company’s Directors directed management during the second quarter of 2004 to explore strategic alternatives for the former Nucleic Acids operating segment. This process included significant due diligence by management, third-party advisors and prospective independent buyers and other interested parties. Information obtained through this process indicated that it was more likely than not that the assets associated with the Nucleic Acids operating segment were impaired.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

The former Nucleic Acids operating segment also recorded a charge of $2,100 during the second quarter of 2004 related to the impairment of property and equipment associated with this operating segment.

On November 13, 2004, the former Nucleic Acids operating segment sold the assets associated with its specialty oligonucleotides manufacturing facility in Boulder, Colorado to a subsidiary of Eyetech Pharmaceuticals, Inc. (“Eyetech”). The sale price was $3,000 in cash plus the assumption of the lease on the Boulder facility and of certain equipment leases with a gross value of $2,377. Substantially all of the 27 employees at the Boulder facility became Eyetech employees. Net proceeds from the sale (after transaction expenses and fees paid to our investment advisors) equaled approximately $2,700. In conjunction with this transaction, the Nucleic Acids operating segment recorded a gain on sale of $1,466 in the fourth quarter of 2004.

The Company implemented restructuring plans in 2004 and 2002 designed to better align its cost structure with anticipated revenues. In conjunction with these plans, the former Nucleic Acids operating segment recorded restructuring charges in 2004 and 2003 of $2,303 and $222, respectively, related primarily to employee severance agreements, office closures, property and equipment and intellectual property. There were accrued expenses associated with these restructuring plans of $191 and $1,393 at December 31, 2005 and 2004, respectively.

The Company accepted common stock from a customer of the former Nucleic Acids operating segment, Geron Corporation (“Geron”) as payment for goods and services. These shares were classified as available-for-sale securities. Net realized gains on these securities during 2005 and 2003 of $52 and $111, respectively, and realized losses on these securities of $128 during 2004 were reflected as other expense. Proceeds from the sales of these available for sale securities are reflected within net cash flows from investing activities. During 2005 and 2004, sales to Geron totaled $1,949 and $4,151, respectively, representing 50% and 49%, respectively, of net sales within this operating segment. Sales to Geron were not significant during 2003.

The assets and liabilities of the former Nucleic Acids operating segment were as follows:

	December 31,
	2005	2004
Accounts receivable (net of allowances for bad debts of $393 and $350, respectively)	$51	$330
Inventories	86	1,796
Prepaid expenses and other current assets	60	81

Current assets of discontinued operations	$197	$2,207

Property, plant and equipment, net	$2,933	$9,196
Other assets	—	2,859

Non-current assets of discontinued operations	$2,933	$12,055

Accounts payable	$434	$967
Other accrued expenses	863	820
Accrued compensation	625	41

Current liabilities of discontinued operations	$1,922	$1,828

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

The former Nucleic Acids operating segment inventory consisted primarily of phosphoramadites and the raw materials to produce phosphoramadites which are used and produced at the Company’s facility in Glasgow, Scotland. At December 31, 2004, the Company classified a portion of this inventory as a long-term other asset based on its existing sales forecasts for these products.

C. INVENTORIES

Inventories consisted of the following:

	2005	2004
Finished goods	$2,062	$2,637
Raw materials and work in process	653	780
Demonstration inventory	275	153

	$2,990	$3,570

The Company recorded a charge of $178 during the fourth quarter of 2005 related to the impairment of certain inventory associated with third party platforms.

D. OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	December 31,
	2005			2004
	Cost	Accumulated Reserve	Net Book Value	Cost	Accumulated Reserve	Net Book Value
Capitalized software	$2,132	$2,132	$—	$2,132	$1,468	$664
Intellectual property	765	534	231	765	476	289
Patents	636	135	501	1,071	194	877
Deferred financing costs	576	576	—	576	183	393
Other	838	496	342	775	470	305

Total	$4,947	$3,873	$1,074	$5,319	$2,791	$2,528

During the year ended December 31, 2005, management determined that certain international patent pursuits were no longer consistent with the Company’s strategic plan. Accordingly, the Company recorded an impairment charge of $247 related to the abandonment of such pursuits.

Amortization expense for intangible assets was $1,159, $1,197 and $825 during years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for intangible assets is expected to be approximately $58 in each of the next five years.

E. DEBT

The Company had no debt at December 31, 2005. Debt consisted of the following at December 31, 2004:

Credit Line
Gross amount due (2% above prime, contractually due December 2006)	$5,948
Debt premium	1,004
Debt discount - warrants	(85)
Debt discount – beneficial conversion premium	(353)

$6,514

Long-Term Debt
Convertible debt (2% above prime, contractually due February 2007)	$2,550
Debt Premium	474
Mortgage debt	—
Less current portion	(825)

$2,199

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

In December 2003, the Company entered into a $7,500 line of credit (the “Credit Line”) with Laurus Master Fund, Ltd. (“Laurus”). The term of the Credit Line was three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0% (7.25% at December 31, 2004). Funds available under the Credit Line were determined by a borrowing base equal to 90% of eligible accounts receivable balances plus up to $1,000 related to inventory balances. The Credit Line was secured by most of the Company’s assets. Prior to amendments to the Credit Line discussed below, payment of interest and principal could, under certain circumstances, be made with shares of the Company’s common stock at a fixed conversion price of $2.20 per share. Conversion of this debt to common stock could have been made at the election of Laurus or the Company. The Company could elect to convert only if its shares traded at a price exceeding $2.42 per share for ten consecutive trading days, and such conversion was further subject to trading volume limitations and a limitation on the total beneficial ownership by Laurus of the Company’s common stock. Upon entering into the Credit Line, the Company issued warrants to Laurus to acquire 550,000 shares of the Company’s common stock at an exercise price exceeding the average trading price of the Company’s common stock over the ten trading days prior to the date of the warrant. The amount available under the Credit Line at December 31, 2004 and 2003 was $1,552 and $4,508, respectively.

In February 2004, the Company entered into a separate $2,750 convertible note with Laurus (the “Term Note”). The Term Note carried an interest rate of 2.0% over the prime rate or a minimum of 6.0% (7.25% at December 31, 2004) and had a term of 3 years. Prior to amendments to the Term Note discussed below, the principal and interest on the Term Note could be converted into common stock of the Company at a fixed conversion price of $2.61 per share. Upon entering the Term Note, the Company issued warrants to Laurus to acquire 125,000 shares of its common stock. Borrowings under the Term Note were primarily used to retire the mortgage debt on the Company’s Glasgow facility. Remaining borrowings of approximately $750 were used to complete the build-out of the Glasgow facility, complete the consolidation the Company’s Glasgow operations into the new facility and provide funds for operations.

Certain features of the Credit Line and Term Note (collectively, the “Laurus Loans”) required the Company to separately account for the value of certain amounts related to the warrants issued and the conversion feature of the Laurus Loans. Specifically, Emerging Issues Task Force (“EITF”) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, requires the Company to separately value the warrants issued and the “beneficial conversion premium” related to the Laurus Loans. The values of the warrants and the beneficial conversion premium were recorded on the balance sheet as a debt discount and an increase to additional paid in capital. The debt discount recorded for these items was amortized as expense to the income statement over the terms of the Laurus Loans or as the debt was converted into common stock thereby increasing the effective interest rate on the Laurus Loans. In January and February 2004, Laurus exercised its conversion rights on the Credit Line and converted $2,000 of amounts outstanding on the Credit Line into approximately 910,000 shares of common stock of the Company. In connection with this conversion, the Company accelerated the amortization of approximately $480 of the beneficial conversion premium.

In February 2004, Laurus waived the borrowing base limitation on the Credit Line, thereby making the full $7,500 facility available to the Company regardless of the available collateral. On August 31, 2004, Laurus agreed to extend the borrowing base waiver on the Credit Line through March 19, 2005. In addition, Laurus deferred certain payments due under the Term Note and reduced the interest rate on both of the Laurus Loans to 0% for any day the closing sale price of the Company’s common stock was at or above $1.75 per share. In return, the Company lowered the conversion price on each of the Laurus Loans to $1.00 per share and issued a warrant to Laurus covering an additional 400,000 common shares at an exercise price of $1.25 per share. The closing price of the Company’s common stock on August 31, 2004 was $1.20 per share.

The August 31, 2004 Laurus modifications were treated as extinguishments for financial reporting purposes since the change in present value of expected cash flows between the original and modified agreements was greater than 10%. As such, the Company recorded a loss on extinguishment of debt of $2,859 at August 31, 2004 reflecting the difference between (i) the recorded amount of debt, net of related discounts, of $7,427 and (ii) the fair value of

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

the new debt instrument of $10,287 plus the fair value of the new warrants of $111. The difference between the fair value of the new debt of $10,287 and the face value of the debt of $8,572 represented a premium, which was reflected as a reduction of interest expense over the life of the new debt.

On March 18, 2005, Laurus agreed to further extend the borrowing base waiver on the Credit Line until March 31, 2006. In connection with this waiver, the Company agreed to allow Laurus to convert $1,872 of the outstanding principal balance under the Credit Line into 3,600,000 shares of its common stock. In addition, on March 24, 2005 the Company agreed to allow Laurus to convert $650 of the outstanding principal balance of the Term Note into 1,250,000 shares of common stock. As a result, the Company increased the amount available under the Credit Line by $1,872 and eliminated substantially all remaining 2005 scheduled principal payments on the Term Loan. The closing market price of the Company’s common stock the day before each of these conversions was $0.58 per share. No other provisions of the Credit Line or Term Note were modified, including the $1.00 conversion price for remaining debt. In conjunction with these conversions the Company’s accelerated amortization of $0.41 million of related debt premiums and discounts and recorded a charge to interest expense of $1.37 million related to the fair value of incremental shares received by Laurus.

Contemporaneously with the closing of a private placement of the Company’s common stock on October 31, 2005 (the “2005 Private Placement”), the Company repaid all outstanding principal and accrued interest on the Laurus Loans which have been cancelled and are no longer available to the Company. In conjunction with this prepayment, the Company recorded a loss on debt extinguishment of $541. This loss consisted of prepayment penalties and fees paid to Laurus to facilitate the 2005 Private Placement of $844 offset by the elimination of associated net debt premiums of $303.

During 2002, Cruachem Ltd., a wholly owned subsidiary of the Company, entered into a mortgage loan with The Royal Bank of Scotland. The original principal amount of the loan was £1.0 million. Principal and interest were payable in quarterly installments. The loan carried a 15-year term and a fixed annual interest rate of 6.77%. Security for this loan was the Company’s 45,000 square foot manufacturing facility located in Glasgow, Scotland. The loan carried certain financial and non-financial covenants that included a minimum net cash flow requirement. The net book value of the facility was approximately $2,000 at December 31, 2003. During February 2004, the Company repaid the principal balance of the mortgage loan.

Interest expense consisted of the following:

	Years Ended December 31,
	2005	2004	2003
Interest paid or accrued on outstanding debt	$553	$542	$89
Amortization of debt premiums	(857)	—	—
Amortization of debt discounts – warrants	28	—	—
Amortization of debt discount – beneficial conversion feature	725	1,641	—
Fair value of incremental shares received by Laurus	1,365	—	—
Other	164	183	85

	$1,978	$2,366	$174

F. COMMITMENTS AND CONTINGENCIES

The Company is subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company leases certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2010. The future minimum lease payments required under these leases are approximately $1,176 in 2006, $539 in 2007, $276 in 2008, $277 in 2009, and $250 in 2010. Rent expense related to all operating leases for the years ended December 31, 2005, 2004 and 2003 was approximately $1,283, $2,007 and $2,487, respectively.

At December 31, 2005, firm commitments to vendors to purchase components used in WAVE® systems totaled $879. The Company expects to pay the majority of these purchase commitments during 2006.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

G. INCOME TAXES

The Company’s provision for income taxes for the years ended December 31, 2005, 2004 and 2003 relates to income taxes in states, foreign countries and other local jurisdictions, is all current and differs from the amounts determined by applying the statutory Federal income tax rate to loss before income taxes for the following reasons:

	2005	2004	2003
Benefit at Federal Rate	$(1,687)	$(4,674)	$(3,212)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(192)	(428)	(326)
Foreign subsidiary tax rate difference	(81)	(151)	(576)
Research and development tax credit	—	(76)	(155)
Other—net	191	145	81
Valuation allowance	1,795	5,188	4,253

Current income tax expense	$26	$4	$65

The Company’s deferred income tax asset from continuing and discontinued operations at December 31, 2005 and 2004 is comprised of the following temporary differences:

	2005	2004
Net operating loss carryforward	$38,730	$35,587
Research and development credit carryforwards	1,328	1,328
Deferred revenue	341	708
Accrued vacation	78	81
Other	2,084	583

	42,561	38,287
Less valuation allowance	(42,561)	(38,287)

	$—	$—

At December 31, 2005, the Company had total unused federal tax net operating loss carryforwards from continuing and discontinued operations of $99,641 of which $1,770 expire in 2008, $3,698 expire in 2009, $2,970 expire in 2010, $943 expire in 2011, $3,425 expire in 2012, $1,838 expire in 2018, $8,182 expire in 2019, $9,662 expire in 2020, $8,228 expire in 2021, $16,862 expire in 2022; $16,173 expire in 2023, $17,390 expire in 2024 and $8,500 expire in 2025. Of these federal net operating loss carryforwards, $11,820 were obtained in the acquisition of Annovis, Inc. and may be subject to certain restrictions. At December 31, 2005, the Company had unused state tax net operating loss carryforwards from continuing and discontinued operations of approximately $39,002 that expire at various times between 2006 and 2025. At December 31, 2005, the Company had unused research and development credit carryforwards from continuing and discontinued operations of $1,328 that expire at various times between 2008 and 2024. A valuation allowance has been provided for the remaining deferred tax assets, due to the Company’s cumulative losses in recent years, expected losses in future years and an inability to utilize any additional losses as carrybacks. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

H. EMPLOYEE BENEFIT PLAN

The Company maintains an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees’ contributions at the rate of 50% on the first 6% of contributions. The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the Plan’s participants. For the years ended December 31, 2005, 2004 and 2003, Company contributions to the 401(k) plan were $172, $279, and $343, respectively.

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

Common Stock.

On October 31, 2005, the Company completed the 2005 Private Placement of securities to institutional investors. The securities issued consisted of: (i) 14,925,743 shares of the Company’s common stock, plus (ii) five-year, non-callable warrants to purchase another 5,970,297 shares of common stock with an exercise price of $1.20 per share (the “Offering”). The aggregate purchase price for the securities sold in the 2005 Private Placement was $1.01 per share of common stock initially being sold (the “Purchase Price”) or $15,075. In conjunction with the 2005 Private Placement, the Company issued a warrant to Oppenheimer & Co., Inc. to purchase 932,859 shares at $1.20 per share as part of their placement fee.

During 2005 and 2004, the Company issued 4,900,000 and 1,134,850 shares, respectively, of common stock in conjunction with conversions under the Laurus Loans as follows.

Date	Price	Shares Issued	Net Proceeds	Facility	Applied To
January 2005	$1.00	50,000	$50	Term Note	Principal
March 2005	$0.52	3,600000	1,835	Credit Note	Principal
March 2005	$0.52	1,250,000	650	Term Note	Principal

Total 2005		4,900,000	$2,535

January 2004	$2.20	650,000	$1,422	Credit Line	Principal
February 2004	$2.20	259,091	570	Credit Line	Principal
December 2004	$1.00	150,000	146	Term Note	Principal
December 2004	$1.00	75,759	72	Term Note	Interest

Total 2004		1,134,850	$2,210

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

Each of the foregoing stock sales was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) as a sale not involving a public offering. These shares have been registered for resale under the Securities Act.

In May 2001, Company shareholders approved the adoption of the Transgenomic, Inc. 2001 Employee Stock Purchase Plan that was subsequently implemented in November 2001 and terminated in December 2005. Substantially all of the Company’s U.S. employees were eligible to participate in the Plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. Such deductions were accumulated during a defined participation period at the end of which each participant was deemed to have been granted an option to purchase shares of stock from the Company at 85% of the fair market value of the Company stock as measured by the closing price of the stock on either the first or last business day of the participation period, whichever was lower. The number of shares purchased under the option was based upon the participant’s elected withholding amount. At the end of the participation period such option was automatically exercised. This plan was structured to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The Company issued 25,504, 76,902, and 107,077 shares under this plan, during the years ended December 31, 2005, 2004 and 2003, respectively.

Common Stock Warrants.

Warrants covering 6,903,156 shares of common stock were issued during 2005. At December 31, 2005, we had 8,062,577 common stock warrants outstanding.

Warrant Holder	Issue Year	Expiration Year	Underlying Shares	Exercise Price
Various Institution Holders (1)	2005	2010	6,903,156	$1.20
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$1.92
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$2.07
Laurus Master Fund, Ltd. (2)	2003	2010	150,000	$2.35
Laurus Master Fund, Ltd. (2)	2004	2011	125,000	$2.57
Laurus Master Fund, Ltd. (2)	2004	2011	400,000	$1.18
TN Capital Equities, Ltd. (2)	2003	2008	45,918	$2.94
TN Capital Equities, Ltd. (2)	2004	2009	15,566	$3.18
GE Capital (3)	2002	2007	13,762	$3.27
GE Capital (3)	2003	2008	9,175	$3.27

(1)	These warrants were issued in conjunction with the 2005 Private Placement described earlier in this Note.
(2)	These warrants were issued in conjunction with the Laurus Loans and subsequent modifications. In conjunction with the 2005 Private Placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. Refer to Note E.
(3)	These warrants were issued in conjunction with operating leases with GE Capital. While the leases have since been terminated, the warrants are still outstanding.

J. STOCK OPTIONS

The Company’s 1997 Stock Option Plan, as amended (the “Stock Option Plan”), allows the Company to grant both incentive stock options and nonqualified stock options to acquire shares of the Company’s common stock to employees and directors of the Company and to nonemployee advisors. Either incentive or non-qualified stock options may be granted to employees of the Company, but only nonqualified stock options may be granted to nonemployee directors and advisors. The maximum number of shares for which options may be granted under the Stock Option Plan is 7,000,000. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) which has the authority to set the number, exercise price, term and vesting provisions of the options granted under the Stock Option Plan, subject to the terms thereof. The options must be granted at exercise prices not less than the fair market value of the common stock on the date of the grant. While

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

vesting periods vary, stock options generally vest at a rate of either 20% per year over a five-year period or 33 1/3% per year over a three-year period and expire 10 years after the date the option was granted. If the option holder ceases to be employed by the Company, the Company will have the right to terminate any outstanding but unexercised options.

The following table summarizes activity under the Stock Option Plan during the three years ended December 31, 2005:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2003:	5,144,910	6.62
Granted	1,282,000	1.64
Exercised	—	—
Forfeited	(733,994)	7.25

Balance at December 31, 2003:	5,692,916	6.62
Granted	360,000	1.70
Exercised	—	—
Forfeited	(964,879)	5.24

Balance at December 31, 2004:	5,088,037	5.09
Granted	1,183,500	1.04
Exercised	—	—
Forfeited	(708,439)	4.48

Balance at December 31, 2005:	5,563,098	$4.31

Exercisable at December 31, 2005	5,563,098	$4.31

The weighted average fair value per share of options granted during the years ended December 31, 2005, 2004 and 2003 was $0.63, $0.40 and $0.93, respectively.

The Company has elected to follow the measurement provisions of APB No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the deemed fair market value of the stock at the grant date. Stock-based compensation expense recorded by the Company represents amortization of unearned compensation related to options granted to employees with an exercise price less than the deemed fair market value at the date of grant and options granted to non-employees. There was no such expense in 2005 and 2004 and $93 for the year ended December 31, 2003.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 3.10% to 6.53%, volatility ranging from 35% to 100%, an expected option life of 3 years and no common stock dividends.

On December 28, 2005, the Company’s Directors approved a plan to accelerate the vesting of all outstanding stock options. Aside from the acceleration of the vesting date, the terms and the conditions of the stock option award agreements governing the underlying stock option grants remained unchanged. As a result of this plan, options to purchase approximately 1,081,845 shares became immediately exercisable. All such options were out-of-the money, and accordingly, the accelerated vesting resulted in no compensation expense since there was no intrinsic value associated with these fixed awards at the date of modification. Accelerating the vesting of these options allows the Company to avoid recognition of compensation expense associated with these options in future periods.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

The following table summarizes information about options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(in years)
$ 1.00—$ 1.30	1,412,834	9.0	$1.08	1,412,834	$1.08
$ 1.31—$ 2.60	797,333	7.4	$1.91	797,333	$1.91
$ 2.61—$ 3.90	35,000	6.8	$2.90	35,000	$2.90
$ 3.91—$ 5.20	2,075,700	2.1	$5.00	2,075,700	$5.00
$ 5.21—$ 6.50	680,000	5.5	$6.15	680,000	$6.15
$ 6.51—$ 9.10	10,000	5.4	$9.00	10,000	$9.00
$ 9.11—$10.40	290,000	5.2	$9.89	290,000	$9.89
$10.41—$13.00	262,231	4.4	$12.80	262,231	$12.80

	5,563,098	5.3	$4.31	5,563,098	$4.31

K. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable operating segment. Although revenue is analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Years Ended December 31,
	2005	2004	2003
Bioinstruments	$14,427	$14,385	$17,916
Bioconsumables	8,981	8,838	7,260
Discovery Services	2,420	2,020	868

	$25,828	$25,243	$26,044

Net sales by geographic region were as follows:

	Years Ended December 31,
	2005	2004	2003
United States	$7,069	$7,036	$7,968
Europe	14,979	13,959	13,380
Pacific Rim	2,297	2,325	2,403
Other	1,483	1,923	2,293

Total	$25,828	$25,243	$26,044

No customer accounted for more than 10% of consolidated net sales for any period presented. However, sales to a large pharmaceutical company totaled $2,188 and $1,658 and $393 during the years ended December 31, 2005, 2004 and 2003, respectively, and represented 9%, 7% and 2% of consolidated net sales. Sales to this customer are governed by a non-binding master services agreement dated August 22, 2002. Accordingly, the amount of sales to this customer is subject to change.

Substantially all long-lived assets are within the United States.

L. RESTRUCTURING PLANS

The Company implemented restructuring plans in 2004 and 2002 designed to better align the Company’s cost structure with anticipated revenues. In conjunction with these plans, the Company recorded restructuring charges in 2004 and 2003 of $1,267 and $516, respectively, related primarily to employee severance agreements, office closures, property and equipment and intellectual property. There were no accrued expenses associated with these restructuring plans at December 31, 2005 and $516 at December 31, 2004.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands except per share data)

M. QUARTERLY RESULTS (UNAUDITED)

Unaudited quarterly consolidated statements of operations data was as follows:

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Sales	$6,927	$6,889	$6,663	$5,349	$25,828
Gross Profit	$3,399	$3,486	$3,115	$2,331	$12,331

Loss from continuing operations	$(2,162)	$(473)	$(526)	$(1,823)	$(4,984)
Income (loss) from discontinued operations	(730)	(525)	637	(9,391)	(10,009)

Net loss	$(2,892)	$(998)	$111	$(11,214)	$(14,993)

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.07)	$(0.01)	$(0.02)	$(0.04)	$(0.14)
From discontinued operations	(0.03)	(0.02)	0.02	(0.21)	(0.28)

	$(0.10)	$(0.03)	$—	$(0.25)	$(0.42)

Basic and Diluted Weighted Average Shares Outstanding (in thousands)	29,984	34,237	34,243	44,366	35,688

	Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Sales	$6,385	$6,563	$5,502	$6,793	$25,243
Gross Profit	$3,590	$3,599	$2,840	$3,217	$13,246

Loss from continuing operations	$(2,308)	$(1,736)	$(5,368)	$(4,338)	$(13,750)
Loss from discontinued operations	(1,551)	(13,396)	(3,074)	(2,601)	(20,622)

Net loss	$(3,859)	$(15,132)	$(8,442)	$(6,939)	$(34,372)

Basic and diluted loss per share:
From continuing operations	$(0.08)	$(0.06)	$(0.18)	$(0.15)	$(0.47)
From discontinued operations	(0.05)	(0.46)	(0.11)	(0.09)	(0.72)

	$(0.13)	$(0.52)	$(0.29)	$(0.24)	$(1.19)

Basic and Diluted Weighted Average Shares Outstanding (in thousands)	28,728	29,053	29,078	29,338	29,006

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share losses may not equal the annual loss per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective in assuring that information required to be disclosed is recorded, processed, summarized and reported in the reports the Company submits under the Securities Exchange Act of 1934.

(b)	Change in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this item is incorporated by reference to the Proxy Statement under the caption “Board of Directors and Committees.” Information regarding our executive officers is set forth in Item 4A of this report.

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference to the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item is incorporated by reference to the Proxy Statement under the caption “Voting Securities and Beneficial Ownership by Principal Stockholder and our Directors and Officers.”

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the Proxy Statement under the caption “Accounting Fees and Services.”

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiaries as of December 31, 2005 and 2004.

Consolidated Statements of Operations of the Registrant and Subsidiaries for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity of the Registrant and Subsidiaries for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows of the Registrant and Subsidiaries for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements of the Registrant and Subsidiaries.

2.	Financial Statement Schedules.

None

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

10.7 Employment Agreement, dated January 22, 2002, between the Registrant and Keith A. Johnson (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002)

10.8 License Agreement, dated September 1, 1994, between Registrant and Professor Dr. Gunther Bonn, et. al. and Amendment thereto, dated March 14, 1997 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.9 License Agreement, dated August 20, 1997, between the Registrant and Leland Stanford Junior University (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.10 License Agreement, dated December 1, 1989, between Cruachem Holdings Ltd. (a wholly owned subsidiary of the Registrant) and Millipore Corporation (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed on March 25, 2002)

10.11 Sublicense Agreement, dated October 1, 1991, between Cruachem Holdings Ltd. (a wholly owned subsidiary of the Registrant) and Applied Biosystems, Inc. (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K filed on March 25, 2002)

10.12 Missives, dated May 17, 2002, between Cruachem Limited (a wholly-owned subsidiary of the Registrant) and Robinson Nugent (Scotland) Limited (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002)

10.13 License Amendment Agreement, dated June 2, 2003, by and between Geron Corporation and the Registrant. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003)

10.14 Supply Agreement, dated January 1, 2000, between the Registrant and Hitachi Instruments (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.15 Form of Securities Purchase Agreement by and between the Registrant and various counterparties, dated August 27, 2003 (incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 8-K filed on August 29, 2003)

10.16 Securities Purchase Agreement by and between the Registrant and Geron Corporation, dated June 2, 2003 (incorporated by reference to Exhibit 10.0 to Amendment No. 3 to Registration Statement on Form S-3 (Registration No. 333-108319) as filed on October 14, 2003)

10.17 Security Agreement by and between the Registrant and Laurus Master Fund, Ltd., dated December 3, 2003 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-111442) filed on December 22, 2003)

10.18 Amendment to Security Agreement and Related Documents by and between the Registrant and Laurus Master Fund, Ltd., dated August 31, 2002 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3 (Registration No. 333-118970) as filed on September 14, 2004)

10.19 Secured Revolving Note by and between the Registrant and Laurus Master Fund, Ltd., dated December 3, 2003 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-111442) filed on December 22, 2003)

10.20 Secured Convertible Minimum Borrowing Note by and between the Registrant and Laurus Master Fund, Ltd., dated December 3, 2003 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-111442) filed on December 22, 2003)

10.21 Secured Convertible Minimum Borrowing Note Series B by and between the Registrant and Laurus Master Fund, Ltd., dated December 3, 2003, as amended on April 15, 2004 (incorporated by reference to the Registration Statement of the Registrant (Registration No. 333-114661) filed on April 21, 2004)

10.22 Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd., dated December 3, 2003 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-111442) filed on December 22, 2003)

10.23 Registration Rights Agreement by and between the Registrant and Laurus Master Fund, Ltd., dated December 3, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-111442) filed on December 22, 2003)

10.24 Common Stock Purchase Warrant by and between the Registrant and TN Capital Equities, Ltd., dated December 3, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-111442) filed on December 22, 2003)

10.25 Securities Purchase Agreement by and between the Registrant and Laurus Master Fund, Ltd., dated February 19, 2004, as amended on April 15, 2004 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-114661) filed on April 21, 2004)

10.26 Amendment to Securities Purchase Agreement and Related Document by and between the Registrant and Laurus Master Fund, Ltd., dated August 31, 2004 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 (Registration No. 333-118970) as filed on September 14, 2004)

10.27 Secured Convertible Term Note by and between the Registrant and Laurus Master Fund, Ltd., dated February 19, 2004, as amended on April 15, 2004 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-114661) filed on April 21, 2004)

10.28 Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd., dated February 19, 2004, as amended on April 15, 2004 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-114661) filed on April 21, 2004)

10.29 Registration Rights Agreement by and between the Registrant and Laurus Master Fund, Ltd., dated February 19, 2004 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-114661) filed on April 21, 2004)

10.30 Common Stock Purchase Warrants by and between the Registrant and TN Capital Equities, Ltd., dated March 1, 2004 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3 of the Registrant (Registration No. 333-114661) filed on April 21, 2004)

10.31 Common Stock Purchase Warrant by and between the Registrant and Laurus Master Fund, Ltd., dated August 31, 2004 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-3 (Registration No. 333-118970) as filed on September 14, 2004)

10.32 Engagement Agreement by and between the Registrant and Goldsmith, Agio, Helms Securities, Inc., dated March 19, 2004, as amended August 12, 2004 (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004)

10.33 Form of Securities Purchase Agreement by and between the Registrant and various counterparties dated September 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q filed on November 14, 2005)

10.34 Common Stock Purchase Warrant by and between the Registrant and Oppenheimer & Co., Inc. dated October 27, 2005

10.35 Letter Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated September 22, 2005

10.36 Letter Agreement by and between the Registrant and Laurus Master Fund, Ltd. dated October 31, 2005

21     Subsidiaries of the Registrant

23     Consent of Independent Registered Public Accounting Firm

24     Powers of Attorney

31     Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2006.

TRANSGENOMIC, INC.

By:	/s/ COLLIN J. D’SILVA
Collin J. D’Silva, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March 2006.

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