Form 10-Q
period 2006-03-31
TRANSGENOMIC INC
filed 2006-05-15
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of May 14, 2006, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC INC.

TRANSGENOMIC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,610	$6,736
Accounts receivable (net of allowances for bad debts of $581 and $615, respectively)	7,493	7,542
Inventories	2,891	2,990
Prepaid expenses and other current assets	757	653
Current assets of discontinued operations	191	197

Total current assets	17,942	18,118

PROPERTY AND EQUIPMENT:
Equipment	10,152	10,108
Furniture and fixtures	3,797	3,797

	13,949	13,905
Less: accumulated depreciation	11,637	11,328

	2,312	2,577
OTHER ASSETS:
Goodwill	638	638
Other assets	1,048	1,074
Non-current assets of discontinued operations	2,970	2,933

	$24,910	$25,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,141	$1,796
Other accrued expenses	2,905	3,114
Accrued compensation	562	602
Current liabilities of discontinued operations	1,615	1,922

Total current liabilities	7,223	7,434

Total liabilities	7,223	7,434
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 and 60,000,000 shares authorized, respectively, 49,189,672 and 49,182,121 shares outstanding, respectively	497	497
Additional paid-in capital	138,805	138,800
Accumulated other comprehensive income	797	703
Accumulated deficit	(122,412)	(122,094)

Total stockholders’ equity	17,687	17,906

	$24,910	$25,340

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2006	2005
NET SALES	$6,497	$6,927
COST OF GOODS SOLD	3,515	3,528

Gross profit	2,982	3,399
OPERATING EXPENSES:
Selling, general and administrative	2,709	3,286
Research and development	604	606

	3,313	3,892

LOSS FROM OPERATIONS	(331)	(493)
OTHER INCOME (EXPENSE):
Interest expense	—	(1,657)
Other, net	44	(8)

	44	(1,665)

LOSS BEFORE INCOME TAXES	(287)	(2,158)
INCOME TAX EXPENSE	17	4

LOSS FROM CONTINUING OPERATIONS	(304)	(2,162)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(14)	(730)

NET LOSS	$(318)	$(2,892)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.01)	$(0.07)
From discontinued operations	0.00	(0.03)

	$(0.01)	$(0.10)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,184,722	29,984,491

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2006

(Dollars in thousands except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Outstanding Shares	Par Value
Balance, January 1, 2006	49,182,121	$497	$138,800	$(122,094)	$703	$17,906
Net loss	—	—	—	(318)	(318)	(318)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	94	94

Comprehensive loss	—	—	—	—	(224)	—
Issuance of shares for employee stock purchase plan	7,551	—	5	—	—	5

Balance, March 31, 2006	49,189,672	$497	$138,805	$(122,412)	$797	$17,687

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(318)	$(2,892)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	437	1,049
Non-cash financing costs	—	1,438
Other	—	3
Changes in operating assets and liabilities:
Accounts receivable	(21)	1,769
Inventories	194	323
Prepaid expenses and other current assets	(66)	189
Accounts payable	263	12
Accrued expenses	(515)	(2,104)

Net cash flows from operating activities	(26)	(213)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(110)	(387)
Change in other assets	(23)	68
Proceeds from asset sales	—	100

Net cash flows used in investing activities	(133)	(219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit line	—	1,161
Payments on term note	—	(178)
Issuance of common stock	5	3

Net cash flows from financing activities	5	986
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	28	(58)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(126)	496
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,736	1,002

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,610	$1,498

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$171
Income taxes, net	17	4
Non-cash transactions:
Conversions of debt to equity	—	2,579

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2006 and 2005

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

•	Bioinstruments. The Company’s flagship product is the WAVE® system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of over 1,300 WAVE® systems as of March 31, 2006. The Company also sells complementary equipment platforms manufactured by others. Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE® base generates a demand for consumables that are required for the system’s continued operation. The Company develops, manufactures and sells these products. In addition, the Company manufactures and sells consumable products that can be used on a number of equipment platforms manufactured by others. The Company’s proprietary bioconsumable products include SURVEYOR Nuclease and a range of HPLC separation columns.

•	Discovery Services. The Company provides various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

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

The Company has experienced recurring net losses and had an accumulated deficit of $122,412 at March 31, 2006. Based on the Company’s operating plan, management believes its existing sources of liquidity will be sufficient to meet its cash needs during 2006. If necessary, the Company’s management believes they can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2006 would likely delay implementation of the Company’s business plan. Additionally, management may pursue additional financing alternatives. Ultimately, the Company must achieve sufficient revenue levels to support its cost structure.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

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

Short Term Investments.

The Company classifies all of its short-term investments with orginal maturities at acquisition of greater than three months as available for sale securities. Such short-term investments consist primarily of United States government and federal agency securities, corporate commercial paper and corporate debt that are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in stockholders’ equity. Realized gains and losses on short term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available for sale and are classified as current assets.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three months ended March 31, 2006 and 2005:

	Beginning Balance	Additional Charges to Income	Deductions from Reserve	Ending Balance
Three Months Ended March 31, 2006	$615	$29	$63	$581
Three Months Ended March 31, 2005	$701	$—	$12	$689

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands except per share data)

Depreciation and amortization totaled $437 and $1,049 during the three months ended March 31, 2006 and 2005, respectively, of which $365 and $448, respectively, related to depreciation of property and equipment.

Goodwill and other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment annually, during the fourth quarter. Impairment occurs when the carrying value is not recoverable and the fair value of the asset is less than the carrying value. If impaired, the asset’s carrying value is reduced to its fair value. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment as events or changes in circumstances indicate the carrying amount of the asset may be impaired.

Other Assets.

Other assets include capitalized software, intellectual property, patents, deferred financing costs and other long-term assets.

Capitalized Software. The Company capitalized software development costs for products offered for sale in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. This Standard allows for the capitalization of certain development costs once a software product has reached technological feasibility. The Company capitalized no software development costs during the three months ended March 31, 2006 or 2005.

Intellectual Property. Initial costs paid to license intellectual property from third parties are capitalized and amortized using the straight line method over the license period. Ongoing royalties related to such licenses are expensed as incurred.

Patents. The Company capitalizes external legal costs, filing fees and other expenses associated with obtaining patents and amortizes these costs using the straight-line method over the shorter of the legal life of the patent (17 to 20 years depending on when issued) or its economic life beginning on the date the patent is issued.

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

Stock-Based Compensation

Beginning January 1, 2006, the Company accounts for share-based employee compensation plans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. These plans include the Company’s employee stock option and stock purchase plans. The Company does not have any retention-based, restricted or performance-based stock compensation plans.

The adoption of SFAS 123(R) under the modified-prospective method had no material impact on the Company’s results of operations or cash flows during the three months ended March 31, 2006. Under the modified-prospective transition method, compensation cost recognized during the period of adoption include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation costs for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R).

All of the Company’s employee stock options that existed at December 31, 2005 were fully vested at that date. Accelerating the vesting of these options allowed the Company to avoid recognition of compensation expense associated with these options in future periods. There were no option grants or exercises during the three months ended March 31, 2006.

The Company had an employee stock purchase program that was terminated in December 2005. In conjunction with that plan, the Company made a final issuance of 7,551 common shares during the three months ended March 31, 2006. These shares were related to employee stock purchase elections made in the fourth quarter of 2005 and were issued at a 15 percent discount to fair market value, as defined by the plan. The valuation of this issuance as defined by SFAS 123(R) did not have a material impact on compensation expense.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands except per share data)

The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 as if the Company had recorded compensation expense for all of our stock-based awards in the first quarter of 2005 based the fair value method under SFAS 123 “Accounting for Stock-Based Compensation.”

Net Loss:
As reported	$(2,892)
Total stock-based employee compensation expense determined under fair value based method for all awards	283

Pro forma	$(3,175)

Basic and diluted loss per share:
As reported	$(0.10)
Pro forma	$(0.11)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 3.10% to 6.53%, volatility ranging from 35% to 100%, an expected option life of 3 years and no common stock dividends.

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

Revenue Recognition.

Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. Our sales terms do not provide for the right of return unless the product is damaged or defective. Revenue from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE® systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period. At March 31, 2006 and December 31, 2005, deferred revenue mainly associated with the Company’s service contracts was approximately $1,599 and $2,124, respectively.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments reduced net loss by $108 during the three months ended March 31, 2006 and increased net loss $182 during the three months ended March 31, 2005.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands except per share data)

Comprehensive Income.

Accumulated other comprehensive income at March 31, 2006 and December 31, 2005 consisted of foreign currency translation adjustments, net of applicable tax of $0. . The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting its investments in a foreign currency to U.S. dollars.

Fair Value of Financial Instruments.

The carrying amount of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The Company derives the fair value of its short-term investments based on quoted market prices.

Earnings (Loss) Per Share.

Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share include shares issuable upon exercise of outstanding stock options and warrants or conversion of convertible notes, where dilutive. Potentially dilutive securities totaling 13,592,341 and 13,625,675 at March 31, 2006 and December 31, 2005, respectively, have been excluded from the computation of diluted earnings per share as they have an antidilutive effect.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets.” This statement addresses the prospective measurement for nonmonetary exchanges of nonmonetary assets. It specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for the Company beginning January 1, 2007. We are assessing the final impact of this standard on our financial position, results of operations or cash flows.

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

B. DISCONTINUED OPERATIONS AND DIVESTITURES

In the fourth quarter of 2005, the Company implemented a plan to exit the Nucleic Acids operating segment. Accordingly, the Company now reflects the related results as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or that are considered corporate overhead have not been allocated in arriving at loss from discontinued operations. Summary results of operations of the former Nucleic Acids operating segment were as follows:

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2006	2005
NET SALES	$554	$446
COST OF GOODS SOLD	380	872

Gross profit(loss)	174	(426)
OPERATING EXPENSES:
Selling, general and administrative	189	306

LOSS FROM OPERATIONS	(15)	(732)
OTHER INCOME	1	2

LOSS BEFORE INCOME TAXES	(14)	(730)
INCOME TAX	—	—

LOSS FROM DISCONTINUED OPERATIONS	$(14)	$(730)

At March 31, 2006 and December 31, 2005, the Company had accrued expenses of $422 and $715 related to statutory payments to affected employees and other costs specifically attributable to closure of the facility. The Company expects to incur additional period costs attributable to closure of the facility that will be recorded in discontinued operations during 2006.

The assets and liabilities of the former Nucleic Acids operating segment were as follows:

	March 31, 2006	December 31, 2005
Accounts receivable (net of allowances for bad debts of $397 and $393, respectively)	$165	$51
Inventories	—	86
Prepaid expenses and other current assets	26	60

Current assets of discontinued operations	$191	$197

Property, plant and equipment, net	$2,970	$2,933

Non-current assets of discontinued operations	$2,970	$2,933

Accounts payable	$362	$434
Other accrued expenses	900	863
Accrued compensation	353	625

Current liabilities of discontinued operations	$1,615	$1,922

Restructuring plans were implemented during 2004 and 2002 to better align the cost structure of the former Nucleic Acids operating segment with anticipated revenues. In conjunction with these plans, the Company accrued expenses associated with the former Nucleic Acids operating segment of $165 and $221 at March 31, 2006 and December 31, 2005, respectively, related to net rents on leased but unoccupied facilities. The future net lease payments required under these leases are approximately $124 for the remainder of 2006 and $13 in 2007.

C. INVENTORIES

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Finished goods	$2,129	$2,062
Raw materials and work in process	430	653
Demonstration inventory	332	275

	$2,891	$2,990

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands except per share data)

D. OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	March 31, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	765	546	219	765	534	231
Patents	659	140	519	636	135	501
Other	841	531	310	838	496	342

Total	$2,265	$1,217	$1,048	$2,239	$1,165	$1,074

Amortization expense for intangible assets was $17 and $249 during the three months ended March 31, 2006 and 2005, respectively. Amortization expense for intangible assets is expected to be approximately $45 for the remainder of 2006 and $57 in each of the next five years.

E. DEBT

The Company had no debt at March 31, 2006 or December 31, 2005.

In December 2003, the Company entered into a $7,500 line of credit (the “Credit Line”) with Laurus Master Fund, Ltd. (“Laurus”). The term of the Credit Line was three years carrying an interest rate of 2.0% over the prime rate or a minimum of 6.0%. The Credit Line was secured by most of the Company’s assets. In February 2004, the Company entered into a separate $2,750 convertible note with Laurus (the “Term Note”). The Term Note carried an interest rate of 2.0% over the prime rate or a minimum of 6.0%. The Company issued warrants covering 1,136,484 common shares of the Company in conjunction with the Credit Line and Term Note (collectively, the “Laurus Loans”). Principal and interest on the Laurus Loans could be converted into common stock of the Company at a fixed conversion price of $1.00 per share.

Certain features of the Laurus Loans required the Company to separately account for the value of certain amounts related to the warrants issued and the conversion feature of the Laurus Loans. Specifically, Emerging Issues Task Force (“EITF”) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, requires the Company to separately value the warrants issued and the “beneficial conversion premium” related to the Laurus Loans. The values of the warrants and the beneficial conversion premium were recorded on the balance sheet as a debt discount and an increase to additional paid in capital. The debt discount recorded for these items was amortized as expense to the income statement over the terms of the Laurus Loans or as the debt was converted into common stock thereby increasing the effective interest rate on the Laurus Loans.

On March 18, 2005, the Company agreed to allow Laurus to convert $1,872 of the outstanding principal balance under the Credit Line into 3,600,000 shares of its common stock. In addition, on March 24, 2005 the Company agreed to allow Laurus to convert $650 of the outstanding principal balance of the Term Note into 1,250,000 shares of common stock. The closing market price of the Company’s common stock the day before each of these conversions was $0.58 per share. No other provisions of the Credit Line or Term Note were modified, including the $1.00 conversion price for remaining debt. In conjunction with these conversions the Company accelerated amortization of $0.41 million of related debt premiums and discounts and recorded a charge to interest expense of $1.37 million related to the fair value of incremental shares received by Laurus.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands except per share data)

The Company had no interst expense for the three months ended March 31, 2006. Interest expense during the three months ended March 31, 2005 consisted of the following:

Interest paid or accrued on outstanding debt	$171
Amortization of debt premiums	(568)
Amortization of debt discounts – warrants	11
Amortization of debt discount – beneficial conversion feature	629
Fair value of incremental shares received by Laurus	1,365
Other	47

$1,655

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

The Company leases certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2010. The future minimum lease payments required under these leases are approximately $862 for the remainder of 2006, $549 in 2007, $294 in 2008, $281 in 2009, and $252 in 2010 and $87, thereafter. Rent expense related to all operating leases for the three months ended March 31, 2006 and 2005 was approximately $294 and $237, respectively.

At March 31, 2006 and December 31, 2005, firm commitments to vendors to purchase components used in WAVE® systems totaled $620 and $879, respectively. The Company expects to satisfy the majority of these purchase commitments during 2006.

G. INCOME TAXES

Income tax expense during the three months ended March 31, 2006 and 2005 relates to income taxes in states, foreign countries and other local jurisdictions offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, no income tax benefit has been provided during the three months ended March 31, 2006 or 2005 based on a determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and a determination is made that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of March 31, 2006 and December 31, 2005, deferred tax assets totaled $42,680 and $42,561, respectively, that were fully offset by valuation allowances.

H. EMPLOYEE BENEFIT PLAN

The Company maintains an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees’ contributions at the rate of 50% on the first 6% of contributions. The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the Plan’s participants. For the three months ended March 31, 2006 and 2005, Company contributions to the 401(k) plan were $42 and $45, respectively.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands except per share data)

I. STOCKHOLDERS’ EQUITY

Common Stock.

During the three months ended March 31, 2006 and 2005, the Company issued 7,551 shares and 4,048 shares, respectively, of common stock under the Transgenomic, Inc. 2001 Employee Stock Purchase Plan. No additional stock will be issued under this plan as it was terminated in December 2005.

During the three months ended March 31, 2005, the Company issued 4,900,000 of common stock in conjunction with conversions under the Laurus Loans as follows:

Date	Price	Shares Issued	Net Proceeds	Facility	Applied To
January 2005	$1.00	50,000	$50	Term Note	Principal
March 2005	$0.52	3,600,000	1,835	Credit Note	Principal
March 2005	$0.52	1,250,000	650	Term Note	Principal

Total 2005		4,900,000	$2,535

Common Stock Warrants.

No common stock warrants were issued during the three months ended March 31, 2006 or 2005. At March 31, 2006, the Company had 8,062,577 common stock warrants outstanding.

Warrant Holder	Issue Year	Expiration Year	Underlying Shares	Exercise Price
Various Institutional Holders (1)	2005	2010	6,903,156	$1.20
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$1.92
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$2.07
Laurus Master Fund, Ltd. (2)	2003	2010	150,000	$2.35
Laurus Master Fund, Ltd. (2)	2004	2011	125,000	$2.57
Laurus Master Fund, Ltd. (2)	2004	2011	400,000	$1.18
TN Capital Equities, Ltd. (2)	2003	2008	45,918	$2.94
TN Capital Equities, Ltd. (2)	2004	2009	15,566	$3.18
GE Capital (3)	2002	2007	13,762	$3.27
GE Capital (3)	2003	2008	9,175	$3.27

Total			8,062,577

(1)	These warrants were issued in conjunction with the 2005 Private Placement.
(2)	These warrants were issued in conjunction with the Laurus Loans and subsequent modifications. In conjunction with the 2005 Private Placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding.
(3)	These warrants were issued in conjunction with operating leases with GE Capital. While the leases have since been terminated, the warrants remain outstanding.

J. STOCK OPTIONS

No options were issued during the three months ended March 31, 2006. The following table summarizes activity under the Stock Option Plan during the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2006:	5,563,098	$4.31
Granted	—	—
Exercised	—	—
Forfeited	(33,334)	3.82

Balance at March 31, 2006:	5,529,764	$4.32

Exercisable at March 31, 2006	5,529,764	$4.32

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands except per share data)

On December 28, 2005, the Company’s Directors approved a plan to accelerate the vesting of all outstanding stock options. Aside from the acceleration of the vesting date, the terms and the conditions of the stock option award agreements governing the underlying stock option grants remained unchanged. As a result of this plan, options to purchase approximately 1,081,845 shares became immediately exercisable. All such options were out-of-the-money, and accordingly, the accelerated vesting resulted in no compensation expense since there was no intrinsic value associated with these fixed awards at the date of modification. Accelerating the vesting of these options allows the Company to avoid recognition of compensation expense associated with these options in future periods.

The following table summarizes information about options outstanding as of March 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXCERSIABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(in years)
$ 1.00—$ 1.30	1,410,500	8.6	$1.08	1,410,500	$1.08
$ 1.31—$ 2.60	777,333	6.8	$1.92	777,333	$1.92
$ 2.61—$ 3.90	35,000	2.1	$2.90	35,000	$2.90
$ 3.91—$ 5.20	2,075,700	1.8	$5.00	2,075,700	$5.00
$ 5.21—$ 6.50	675,000	5.2	$6.15	675,000	$6.15
$ 6.51—$ 9.10	10,000	5.1	$9.00	10,000	$9.00
$ 9.11—$10.40	284,000	5.0	$9.89	284,000	$9.89
$10.41—$13.00	262,231	4.1	$12.79	262,231	$12.79

	5,529,764	4.9	$4.32	5,529,764	$4.32

K. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable operating segment. Although revenue is analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Three Months Ended March 31,
	2006	2005
Bioinstruments	$4,042	$3,863
Bioconsumables	2,244	2,274
Discovery Services	211	790

	$6,497	$6,927

Net sales by geographic region were as follows:

	Three Months Ended March 31,
	2006	2005
United States	$1,829	$1,952
Europe	3,741	3,894
Pacific Rim	418	809
Other	509	272

	$6,497	$6,927

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands except per share data)

No customer accounted for more than 10% of consolidated net sales during the three months ended March 31, 2006. Sales to a large pharmaceutical company totaled $73 and $742 during the three months ended March 31, 2006 and 2005, respectively, and represented 1% and 11%, respectively, of consolidated net sales. Sales to this customer are governed by a non-binding master services agreement dated August 22, 2002. Accordingly, the amount of sales to this customer is subject to change.

Substantially all the Company’s long-lived assets are within the United States.

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

•	Bioinstruments. Our flagship product is the WAVE® system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of over 1,300 WAVE® systems as of March 31, 2006. We also sell a number of complementary equipment platforms manufactured by others. Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE® base generates a demand for consumables that are required for the system’s continued operation. We develop, manufacture and sell these products. In addition, we manufacture and sell consumable products that can be used on a number of equipment platforms manufactured by others. These products include SURVEYOR Nuclease and a range of HPLC separation columns.

•	Discovery Services. We provide various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

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

Executive Summary

We have experienced recurring net losses and had an accumulated deficit at March 31, 2006 of $122.41 million. To respond to changes in the overall business climate for our products, our liquidity position and capital structure, we have taken a number of steps including the sale of our specialty oligonucleotide manufacturing facility in the fourth quarter of 2004, a wide-reaching restructuring plan and the fourth quarter 2005 exit of our former Nucleic Acids operating segment.

2006 Results

Net sales were down nearly 6% compared to the same period of 2005. The decline was due primarily to a decline in net sales of discovery services and lower revenues from sales of bioconsumables.

Gross margins in the first quarter of 2006 were also negatively affected by the discovery services product line, as costs related to our laboratories are largely fixed in nature. Despite the decline in net sales and gross profits, our loss from operations and loss from continuing operations during the three months ended March 31, 2006 were significantly improved as compared to the same period of 2005 due to lower operating expenses and interest expense. Loss from discontinued operations was also improved from prior year reflecting our efforts to exit the former Nucleic Acids operating segment. Net loss of $0.01 per share was second best in our history. Net cash flows from operating activities nearly broke even despite operating cash outflows to fund statutory payments to discontinued employees. Cash and cash equivalents decreased by $0.13 million due mostly to investments in property and equipment.

2006 Outlook

Timing of the demand for our products, particularly our flagship WAVE® systems, has been difficult to predict due largely to ongoing changes in the marketplace and the funding arrangements of our customers. Because our net sales are largely dependent upon sales of a limited number of products, including WAVE® systems, and our cost structure is largely fixed, historical results have been somewhat sporadic. For these reasons, it is not our practice to provide prospective financial guidance related specifically to revenues, costs, net income (loss) or cash flows. However, our financial objectives are to generate income from continuing operations and positive cash flows from continuing operations. To accomplish these goals we must generate sequential growth in net sales, convert manufacturing expenses from fixed to variable costs and continue to better control operating expenses. These objectives are more thoroughly discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005,

Results of Continuing Operations

Three Months Ended March 31, 2006 and 2005

Net Sales. Net sales consisted of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Bioinstruments	$4,042	$3,863	$179	5%
Bioconsumables	2,244	2,274	(30)	(1)%
Discovery Services	211	790	(579)	(73)%

Net sales	$6,497	$6,927	$(430)	(6)%

WAVE® systems sold totaled 23 during the three months ended March 31, 2006 compared to 23 during the same period of 2005. Although the number of WAVE® systems sold declined, overall bioinstrument net sales increased due primarily to an increase in net sales of equipment manufactured by others, and product upgrades, a higher average sale price on WAVE® systems sold and higher revenues from service contracts.

The volume of consumables sold during the quarter increased primarily due to a larger installed based of WAVE® systems. We had an installed base of 1,313 units at March 31, 2006. While consumable volume increased during the three months ended March 31, 2006 compared to the same period of 2005, net sales of bioconsumables declined. This decline was largely attributable to the effect of foreign currency changes as the U.S. dollar was weaker against the Euro and Pound during the three months ended March 31, 2006 compared to the same period of 2005.

The decrease in discovery services revenue was primarily attributable to the expiration of certain contracts with a large pharmaceutical company to support their clinical development of oncology therapeutics. We continue to seek opportunities to provide genetic variation discovery and analysis services to pharmaceutical and other customers and believe that these services provide us a significant opportunity to expand revenues in the future.

Costs of Goods Sold. Costs of goods sold include material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs and supplies) associated with our discovery services operations. Cost of goods sold consisted of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2006	2005	$	%
Bioinstruments	$1,760	$1,825	$(65)	(4)%
Bioconsumables	1,274	1,153	121	10%
Discovery Services	481	550	(69)	(13)%

Cost of goods sold	$3,515	$3,528	$(13)	0%

Gross profit was $2.98 million or 46% of total net sales during the three months ended March 31, 2006 compared to $3.40 million and 49% during the same period of 2005. The decrease in gross profit as a percent of revenue is largely attributable to the decrease in net sales from discovery services and, to a lesser extent, the increase in the sales of instruments manufactured by others. Generally, sales of WAVE® systems and ancillary instrumentation generate higher gross profits than sales of equipment and bioconsumables manufactured by others.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $2.71 million during the three months ended March 31, 2006 compared to $3.29 million during the same period of 2005, a decrease of $0.58 million or 18%. As a percentage of revenue, selling, general and administrative expenses totaled 42% and 47% during the three months ended March 31, 2006 and 2005, respectively. This decrease resulted primarily from lower compensation expensed due to fewer personnel and a favorable foreign currency shift which reduced the dollar cost of our European operations. Foreign currency transaction adjustments reduced operating expenses by approximately $0.11 million during the three months ended March 31, 2006 compared to the same period of 2005 when foreign currency transaction adjustments increased operating expenses by approximately $0.18 million.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs. These costs totaled $0.60 million during the three months ended March 31, 2006 compared to $0.61 million during the same period of 2005, a decrease of $0.01 million.

As a percentage of revenue, research and development expenses totaled 9% of revenue during the three months ended March 31, 2006 and 2005. We expect to continue to invest up to 10% of our revenues in research and development activities. Research and development costs are expensed in the year in which they are incurred.

Other Income (Expense). Other income during the three months ended March 31, 2006 of $0.04 million consisted primarily of interest income. Other expense during the three months ended March 31, 2005 of $1.67 million consisted of interest expense of $1.66 million and other expense of $0.01 million.

Interest expense during the three months ended March 31, 2005 consisted of the following (in thousands):

Interest paid or accrued on outstanding debt	$171
Amortization of debt premiums	(568)
Amortization of debt discounts – warrants	11
Amortization of debt discount – beneficial conversion feature	629
Fair value of incremental shares received by Laurus	1,365
Other	47

$1,655

Interest expense during this period was incurred in connection with a $7.50 million credit line and a $2.75 million term loan from Laurus Master Fund, Ltd. (the “Laurus Loans”). Contemporaneously with the closing of a private placement of the Company’s common stock on October 31, 2005, the Company repaid all outstanding principal and accrued interest on the Laurus Loans. Accordingly, we had no interest expense during the first quarter of 2006.

Income Tax Expense. Income tax expense during the three months ended March 31, 2006 and 2005 related to income taxes in states, foreign countries and other local jurisdictions offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, no income tax benefit has been provided during the three months ended March 31, 2006 or 2005 based on a determination that it was more likely than not that such benefits would not be realized. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and a determination is made that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of March 31, 2006 and December 31, 2005, deferred tax assets totaled $42,680 and $42,561, respectively, that were fully offset by valuation allowances

Results of Discontinued Operations

In the fourth quarter of 2005, the Company implemented a plan to exit the Nucleic Acids operating segment. Accordingly, the Company now reflects the related results as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or that are considered corporate overhead have not been allocated in arriving at loss from discontinued operations. Summary results of operations of the former Nucleic Acids operating segment were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
NET SALES	$554	$446
COST OF GOODS SOLD	380	872

Gross profit(loss)	174	(426)
OPERATING EXPENSES:
Selling, general and administrative	189	306

	189	306

LOSS FROM OPERATIONS	(15)	(732)
OTHER INCOME	1	2

LOSS BEFORE INCOME TAXES	(14)	(730)
INCOME TAX	—	—

LOSS FROM DISCONTINUED OPERATIONS	$(14)	$(730)

At March 31, 2006 and December 31, 2005, the Company had accrued expenses of $0.42 and $.072 related to statutory payments to affected employees and other costs specifically attributable to closure of the facility. The Company expects to incur additional period costs attributable to closure of the facility that will be recorded in discontinued operations during 2006.

Restructuring plans were implemented during 2004 and 2002 to better align the cost structure of the former Nucleic Acids operating segment with anticipated revenues. In conjunction with these plans, the former Nucleic Acids operating segment had accrued expenses of $0.17 and $0.22 at March 31, 2006 and December 31, 2005, respectively, related to net rents on leased but unoccupied facilities. The future net lease payments required under these leases are approximately $0.12 for the remainder of 2006 and $0.01 in 2007.

Liquidity and Capital Resources

Our working capital positions at March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31, 2006	December 31, 2005	Change
Current assets (including cash and cash equivalents of $6,610 and $6,736, respectively)	$17,942	$18,118	$(176)
Current liabilities	7,223	7,434	(211)

Working capital	$10,719	$10,684	$35

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

Analysis of Cash Flows

Three Months Ended March 31, 2006 and 2005

Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased $0.13 million during the three months ended March 31, 2006 as a result of net cash used in operating and investing activities of $0.03 million and $0.13 million, respectively, offset by net cash from financing activities of $0.01 million and changes in foreign currency exchange rates of $0.03 million.

Cash Flows from Operating Activities. Cash flows used in operating activities totaled $0.03 million during the three months ended March 31, 2006 compared to $0.21 million during the same period of 2005. The use in 2006 related primarily to a net loss of $0.32 million offset by depreciation and amortization of $0.44 million. Working capital and other adjustments decreased cash flows from operating activities by $0.15 million.

The use in 2005 related primarily to a net loss of $2.89 million offset by non-cash charges of $2.49 million. Non-cash charges consisted primarily of depreciation and amortization and certain financing costs. Working capital and other adjustments increased cash flows from operating activities by $0.19 million.

Cash Flows from Investing Activities. Cash flows used in investing activities totaled $0.13 million during the three months ended March 31, 2006 compared to $0.22 million during the same period of 2005. Cash flows used in investing activities in 2006 and 2005 consisted principally of purchases of property and equipment of $0.11 million and $0.39 million, respectively.

Cash Flows from Financing Activities. Cash flows from financing activities totaled $0.01 million during the three months ended March 31, 2006 compared to $0.99 million during the same period of 2005. The principal source of cash flows from financing activities in 2005 was net changes in the Credit Line offset by payments on the Term Note. Contemporaneously with the 2005 Private Placement, the Company repaid all outstanding principal and accrued interest on the Laurus loans which have been cancelled and are no longer available to the Company.

Obligations and Commitments

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2010. The future minimum lease payments required under these leases are approximately $1.20 million for the remainder of 2006, $0.55 million in 2007, $0.29 million in 2008, $0.28 million in 2009, and $0.25 million in 2010.

At March 31, 2006 and December 31, 2005, firm commitments to vendors to purchase components used in WAVE® systems totaled $.62 million and $0.88 million, respectively. We expect to pay the majority of these purchase commitments during 2006.

Off Balance Sheet Arrangements

At March 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgment or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes with respect to these estimates during the three months ended March 31, 2006.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the prospective measurement for nonmonetary exchanges of nonmonetary assets. It specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for us beginning January 1, 2007. We are assessing the final impact of this standard on our financial position, results of operations or cash flows.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Foreign Currency Rate Fluctuations

During the three months ended March 31, 2006 and 2005, our international sales have represented approximately 70% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly owned subsidiaries, Transgenomic, LTD., and Cruachem, LTD., whose operating currency is British Pounds Sterling and the Euro. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such, we feel do not have a material exposure to foreign currency rate fluctuations at this time.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Previously, our principal market risk was interest rate risk on our variable-rate borrowings under the Laurus Loans. During the fourth quarter of 2005, we repaid the entire principal balance of the Laurus Loans with the proceeds from the 2005 Private Placement and have terminated these loans. Accordingly, we no longer have any borrowings which subject us to material interest rate risk.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer (who was the same person at March 31, 2006), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO/CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective in assuring that information required to be disclosed is recorded, processed, summarized and reported in the reports the Company submits under the Securities Exchange Act of 1934.

(b)	Change in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during the three months ended March 31, 2006; therefore, tabular disclosure is not presented.

Item 6. Exhibits

(a) Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q (Registration No. 000-30975) filed on November 14, 2005.

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

4	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: May 15, 2006	By:	/s/ MICHAEL A. SUMMERS
Michael A. Summers
Chief Financial Officer
(authorized officer and principal financial officer)