Form 10-Q
period 2006-06-30
TRANSGENOMIC INC
filed 2006-08-14
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

As of August 14, 2006, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,362	$6,736
Accounts receivable (net of allowances for bad debts of $378 and $615, respectively)	6,605	7,542
Inventories	2,403	2,990
Prepaid expenses and other current assets	709	653
Current assets of discontinued operations	197	197

Total current assets	17,276	18,118

PROPERTY AND EQUIPMENT:
Equipment	10,214	10,108
Furniture and fixtures	3,802	3,797

	14,016	13,905
Less: accumulated depreciation	11,986	11,328

	2,030	2,577
OTHER ASSETS:
Goodwill	638	638
Other assets	900	1,074
Non-current assets of discontinued operations	3,061	2,933

	$23,905	$25,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,439	$1,796
Other accrued expenses	2,949	3,114
Accrued compensation	760	602
Current liabilities of discontinued operations	1,046	1,922

Total current liabilities	6,194	7,434

Total liabilities	6,194	7,434
COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 and 60,000,000 shares authorized, respectively, 49,189,672 and 49,182,121 shares outstanding, respectively	497	497
Additional paid-in capital	138,805	138,800
Accumulated other comprehensive income	1,203	703
Accumulated deficit	(122,794)	(122,094)

Total stockholders’ equity	17,711	17,906

	$23,905	$25,340

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES	$6,189	$6,889	$12,686	$13,817
COST OF GOODS SOLD	3,140	3,403	6,654	6,932

Gross profit	3,049	3,486	6,032	6,885
OPERATING EXPENSES:
Selling, general and administrative	2,820	3,306	5,529	6,592
Research and development	531	581	1,135	1,187

	3,351	3,887	6,664	7,779

LOSS FROM OPERATIONS	(302)	(401)	(632)	(894)
OTHER INCOME (EXPENSE):
Interest expense	—	(83)	—	(1,740)
Other, net	44	25	88	17

	44	(58)	88	(1,723)

LOSS BEFORE INCOME TAXES	(258)	(459)	(544)	(2,617)
INCOME TAX EXPENSE	—	14	17	18

LOSS FROM CONTINUING OPERATIONS	(258)	(473)	(561)	(2,635)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(125)	(525)	(139)	(1,255)

NET LOSS	$(383)	$(998)	$(700)	$(3,890)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.08)
From discontinued operations	0.00	(0.02)	0.00	(0.04)

	$(0.01)	$(0.03)	$(0.01)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	34,237,042	49,187,211	32,122,502

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Six Months Ended June 30, 2006

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2006	49,182,121	$497	$138,800	$(122,094)	$703	$17,906
Net loss	—	—	—	(700)	(700)	(700)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	500	500
Comprehensive loss	—	—	—	—	(200)	—
Issuance of shares for employee stock purchase plan	7,551	—	5	—	—	5

Balance, June 30, 2006	49,189,672	$497	$138,805	$(122,794)	$1,203	$17,711

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(700)	$(3,890)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	956	2,101
Non-cash financing costs	—	1,434
Gain on sale of securities	—	(9)
Loss on sale of assets	7	—
Other	—	2
Changes in operating assets and liabilities:
Accounts receivable	1,131	1,241
Inventories	785	611
Prepaid expenses and other current assets	(90)	399
Accounts payable	(477)	(841)
Accrued expenses	(947)	(2,220)

Net cash flows from operating activities	665	(1,172)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities and sales of available for sale securities	—	617
Purchase of property and equipment	(178)	(671)
Change in other assets	(41)	(1)
Proceeds from asset sales	40	139

Net cash flows from investing activities	(179)	84
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit line	—	2,050
Payments on term note	—	(178)
Issuance of common stock	5	7

Net cash flows from financing activities	5	1,879
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	139	(79)

NET CHANGE IN CASH AND CASH EQUIVALENTS	626	712
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,736	1,002

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,362	$1,714

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$316
Income taxes, net	17	18
Non-cash transactions:
Available for sale securities acquired for goods and services	—	608
Conversions of debt to equity	—	2,579

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands except per share data)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description.

Transgenomic, Inc., a Delaware corporation, and its subsidiaries (the “Company”) provide innovative products and services for the synthesis, purification and analysis of nucleic acids. The Company’s products and services include automated instrument systems, associated consumables, and genetic variation discovery services. The Company develops, assembles, manufactures and markets its products and services to the life sciences industry to be used in research focused on molecular genetics of humans and other organisms. Such research could lead to development of new diagnostics and therapeutics. The Company’s business plan is to participate in the value chain associated with these activities by providing key technology, tools, consumables, biochemical reagents and services to entities engaged in basic biomedical research and the development of diagnostics and therapeutic agents.

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

•	Bioinstruments. The Company’s flagship product is the WAVE® system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of over 1,300 WAVE® systems as of June 30, 2006. The Company also sells complementary equipment platforms manufactured by others. Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE® base generates a demand for consumables that are required for the system’s continued operation. The Company develops, manufactures and sells these products. In addition, the Company manufactures and sells consumable products that can be used on a number of equipment platforms manufactured by others. The Company’s proprietary bioconsumable products include SURVEYOR Nuclease and a range of HPLC separation columns.

•	Discovery Services. The Company provides various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided primarily include (1) genomic research services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based medical testing services for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

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

The Company has experienced recurring net losses and had an accumulated deficit of $122,794 at June 30, 2006. Based on the Company’s operating plan, management believes its existing sources of liquidity will be sufficient to meet its cash needs during 2006. If necessary, the Company’s management believes they can manage costs and expenses at reduced levels to conserve working capital. The need for any such cost and expense reductions during 2006 would likely delay implementation of the Company’s business plan. Additionally, management may pursue additional financing alternatives. Ultimately, the Company must achieve sufficient revenue levels to support its cost structure.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Six Months Ended June 30, 2006 and 2005

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

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Beginning balance	$581	$689	$615	$701
Charges to income	(75)	—	(45)	—
Deductions from reserves	128	19	192	31

Ending balance	$378	$670	$378	$670

While payment terms are generally 30 days, the Company has also provided extended payment terms of up to 90 days in certain cases.

During the three months ended June 30, 2006, the Company completed an extensive review of the accounts receivables, which generated a total write off to the bad debt reserve of $128 and a charge back to bad debt expense of $75.

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

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands except per share data)

Depreciation and amortization totaled $519 and $1,052 during the three months ended June 30, 2006 and 2005, respectively, of which $350 and $473, respectively, related to depreciation of property and equipment from continuing operations. Depreciation and amortization totaled $956 and $2,101 during the six months ended June 30, 2006 and 2005, respectively, of which $721 and $964, respectively, related to depreciation of property and equipment from continuing operations.

Goodwill and other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment annually. The Company performs this impairment analysis during the fourth quarter of each year. Impairment occurs when the carrying value is not recoverable and the fair value of the asset is less than the carrying value. If impaired, the asset’s carrying value is reduced to its fair value. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment as events or changes in circumstances indicate the carrying amount of the asset may be impaired.

Other Assets.

Other assets include capitalized software, intellectual property, patents, deferred financing costs and other long-term assets.

Capitalized Software. The Company capitalized software development costs for products offered for sale in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. This Standard allows for the capitalization of certain development costs once a software product has reached technological feasibility. The Company capitalized no software development costs during the three or six months ended June 30, 2006 or 2005.

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

Stock Based Compensation.

The Company accounts for its employee stock option grants under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment. The Company adopted this standard on January 1, 2006 using the modified prospective method. All share-based payment transactions (primarily employee stock options) that existed at December 31, 2005 were fully vested at that date. Therefore, the adoption of this standard had no material impact on the Company’s financial position, results of operations or cash flows during the three and six months ended June 30, 2006. The Company was not party to any share-based payment transactions during the three and six months ended June 30, 2006.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands except per share data)

The following table illustrates the effect on net loss and loss per share for the three and six months ended June 30, 2005 as if the Company had recorded compensation expense for all of its stock-based awards in the first quarter of 2005 based the fair value method under SFAS 123 “Accounting for Stock-Based Compensation”;

	For Three Months June 30, 2005	For Six Months June 30, 2005
Net Loss:
As reported	$(998)	$(3,890)
Pro forma	$(1,071)	$(4,033)
Basic and Diluted Loss Per Share:
As reported	$(0.03)	$(0.12)
Pro forma	$(0.03)	$(0.13)

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

Revenue Recognition.

Revenue on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. The Company’s sales terms do not provide for the right of return unless the product is damaged or defective. Revenue from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE® systems. These contracts cover specific time periods and revenue associated with these contracts is deferred and recognized over the service period. At June 30, 2006 and December 31, 2005, deferred revenue mainly associated with the Company’s service contracts was approximately $1,770 and $2,124, respectively.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments, from continuing operations, reduced net loss by $72 and $180 during the three and six months ended June 30, 2006, respectively and increased net loss $279 and $461 during the six months ended June 30, 2006 and 2005, respectively.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands except per share data)

Comprehensive Income.

Accumulated other comprehensive income at June 30, 2006 and December 31, 2005 consisted of foreign currency translation adjustments, net of applicable tax of $0. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting its investments in a foreign currency to U.S. dollars.

Fair Value of Financial Instruments.

The carrying amount of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The Company derives the fair value of its investments based on quoted market prices.

Earnings (Loss) Per Share.

Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share include shares issuable upon exercise of outstanding stock options and warrants or conversion of convertible notes, where dilutive. Potentially dilutive securities totaling 13,538,841 and 13,625,675 at June 30, 2006 and December 31, 2005, respectively, have been excluded from the computation of diluted earnings per share as they have an antidilutive effect.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets.” This statement addresses the prospective measurement for nonmonetary exchanges of nonmonetary assets. It specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for the Company beginning July 1, 2006. The Company is assessing the final impact of this standard on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. Management continues to evaluate the effect that adoption of FIN 48 will have on the Company’s consolidated results of operations and financial position.

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

Six Months Ended June 30, 2006 and 2005

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES	$581	$744	$1,135	$1,190
COST OF GOODS SOLD	463	1,048	843	1,920

Gross profit(loss)	118	(304)	292	(730)
OPERATING EXPENSES:
Selling, general and administrative	244	231	433	537

LOSS FROM OPERATIONS	(126)	(535)	(141)	(1,267)
OTHER INCOME	1	10	2	12

LOSS BEFORE INCOME TAXES	(125)	(525)	(139)	(1,255)
INCOME TAX	—	—	—	—

LOSS FROM DISCONTINUED OPERATIONS	$(125)	$(525)	$(139)	$(1,255)

At June 30, 2006 and December 31, 2005, the Company had accrued expenses of $208 and $715 related to statutory payments to affected employees and other costs specifically attributable to closure of the Glasgow facility. The Company expects to incur additional period costs attributable to closure of the facility that will be recorded in discontinued operations during the remainder of 2006.

The assets and liabilities of the former Nucleic Acids operating segment were as follows:

	June 30, 2006	December 31, 2005
Accounts receivable (net of allowances for bad debts of $116 and $393, respectively)	$98	$51
Inventories	—	86
Prepaid expenses and other current assets	99	60

Current assets of discontinued operations	$197	$197

Property, plant and equipment, net	$3,061	$2,933

Non-current assets of discontinued operations	$3,061	$2,933

Accounts payable	$363	$434
Other accrued expenses	657	863
Accrued compensation	26	625

Current liabilities of discontinued operations	$1,046	$1,922

Restructuring plans were implemented during 2004 and 2002 to better align the cost structure of the former Nucleic Acids operating segment with anticipated revenues. In conjunction with these plans, the Company accrued expenses associated with the former Nucleic Acids operating segment of $107 and $221 at June 30, 2006 and December 31, 2005, respectively, related to net rents on leased but unoccupied facilities. The future net lease payments required under these leases are approximately $82 for the remainder of 2006 and $13 in 2007.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands except per share data)

C.	INVENTORIES

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
Finished goods	$1,576	$2,062
Raw materials and work in process	486	653
Demonstration inventory	341	275

	$2,403	$2,990

D.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	June 30, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	765	671	94	765	534	231
Patents	664	148	516	636	135	501
Other	862	572	290	838	496	342

Total	$2,291	$1,391	$900	$2,239	$1,165	$1,074

Amortization expense for intangible assets was $133 and $245 during the three months ended June 30, 2006 and 2005, and $150 and $495 for the six months ended June 30, 2006 and 2005, respectively. Amortization expense for intangible assets is expected to be approximately $21 for the remainder of 2006, $40 in each of the next four years and $37 in 2011.

E.	DEBT

The Company had no debt at June 30, 2006 or December 31, 2005.

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

Certain features of the Laurus Loans required the Company to separately account for the value of certain amounts related to the warrants issued and the conversion feature of the Laurus Loans. Specifically, Emerging Issues Task Force (“EITF”) No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, required the Company to separately value the warrants issued and the “beneficial conversion premium” related to the Laurus Loans. The values of the warrants and the beneficial conversion premium were recorded on the balance sheet as a debt discount and an increase to additional paid in capital. The debt discount recorded for these items was amortized as expense to the income statement over the terms of the Laurus Loans or as the debt was converted into common stock thereby increasing the effective interest rate on the Laurus Loans.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands except per share data)

On March 18, 2005, the Company agreed to allow Laurus to convert $1,872 of the outstanding principal balance under the Credit Line into 3,600,000 shares of its common stock. In addition, on March 24, 2005, the Company agreed to allow Laurus to convert $650 of the outstanding principal balance of the Term Note into 1,250,000 shares of common stock. The closing market price of the Company’s common stock the day before each of these conversions was $0.58 per share. No other provisions of the Credit Line or Term Note were modified, including the $1.00 conversion price for remaining debt. In conjunction with these conversions the Company accelerated amortization of $0.41 million of related debt premiums and discounts and recorded a charge to interest expense of $1.37 million related to the fair value of incremental shares received by Laurus.

The Company had no interest expense for the three and six months ended June 30, 2006. Interest expense during the three and six months ended June 30, 2005 consisted of the following:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Interest paid or accrued on outstanding debt	$134	$305
Amortization of debt premiums	(124)	(692)
Amortization of debt discounts — warrants	9	20
Amortization of debt discount — beneficial conversion feature	15	644
Fair value of incremental shares received by Laurus	—	1,365
Other	49	98

	$83	$1,740

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

The Company leases certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2010. The future minimum lease payments required under these leases are approximately $610 for the remainder of 2006, $605 in 2007, $294 in 2008, $281 in 2009, and $252 in 2010 and $88 thereafter. Rent expense for continuing operations related to all operating leases for the three months ended June 30, 2006 and 2005 was approximately $302 and $290, respectively, and for the six months ended June 30, 2006 and 2005 was $596 and $632, respectively.

At June 30, 2006 and December 31, 2005, firm commitments to vendors to purchase components used in WAVE® systems and instruments manufactured by others totaled $1,043 and $879, respectively. The Company expects to satisfy the majority of these purchase commitments during 2006 and 2007.

G.	INCOME TAXES

Income tax expense during the three and six months ended June 30, 2006 and 2005 relates to income taxes in states, foreign countries and other local jurisdictions offset by refunds received.

Due to the Company’s cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, no income tax benefit has been provided during the three and six months ended June 30, 2006 or 2005 based on a determination that it was more likely than not that such benefits would not be realized.

The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company begins to generate taxable income in future periods and a determination is made that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of June 30, 2006 and December 31, 2005, deferred tax assets totaled $42,837 and $42,561, respectively, that were fully offset by valuation allowances.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands except per share data)

H.	EMPLOYEE BENEFIT PLAN

The Company maintains an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees’ contributions at the rate of 50% on the first 6% of contributions. The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the Plan’s participants. Company contributions to the 401(k) plan were $41 and $45 for the three months ended June 30, 2006 and 2005, respectively, and $83 and $90 for the six months ended June 30, 2006 and 2005, respectively.

I.	STOCKHOLDERS’ EQUITY

Common Stock.

During the three and six months ended June 30, 2006, the Company issued zero and 7,551 shares of common stock, respectively, under the Transgenomic, Inc. 2001 Employee Stock Purchase Plan. During the three and six months ended June 30, 2005, the Company issued, 6,359 and 10,407, shares of common stock, respectively, under the Transgenomic, Inc. 2001 Employee Stock Purchase Plan. No additional stock will be issued under this plan as it was terminated in December 2005.

During the three and six months ended June 30, 2005, the Company issued 4,900,000 shares of common stock in conjunction with conversions under the Laurus Loans as follows:

Date	Price	Shares Issued	Net Proceeds	Facility	Applied To
January 2005	$1.00	50,000	$50	Term Note	Principal
March 2005	$0.52	3,600,000	1,835	Credit Note	Principal
March 2005	$0.52	1,250,000	650	Term Note	Principal

Total 2005		4,900,000	$2,535

Common Stock Warrants.

No common stock warrants were issued during the six months ended June 30, 2006 or 2005. At June 30, 2006, the Company had 8,062,577 common stock warrants outstanding.

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

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands except per share data)

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

No options were issued during the six months ended June 30, 2006. The following table summarizes activity under the Stock Option Plan during the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2006:	5,563,098	$4.32
Granted	—	—
Exercised	—	—
Forfeited	(86,834)	3.65

Balance at June 30, 2006:	5,476,264	$4.33

Exercisable at June 30, 2006	5,476,264	$4.33

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

The following table summarizes information about options outstanding as of June 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXCERSIABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
		(in years)
$1.00—$1.30	1,386,500	8.1	$1.08	1,386,500	$1.08
$1.31—$2.60	767,333	6.2	$1.91	767,333	$1.91
$2.61—$3.90	35,000	1.8	$2.90	35,000	$2.90
$3.91—$5.20	2,064,700	1.5	$5.00	2,064,700	$5.00
$5.21—$6.50	672,500	4.3	$6.15	672,500	$6.15
$6.51—$9.10	10,000	4.9	$9.00	10,000	$9.00
$9.11—$10.40	280,500	4.4	$9.89	280,500	$9.89
$10.41—$13.00	259,731	3.2	$12.80	259,731	$12.80

	5,476,264	4.4	$4.33	5,476,264	$4.33

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands except per share data)

K.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable operating segment. Although revenue is analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Bioinstruments	$3,743	$3,734	$7,784	$7,598
Bioconsumables	2,296	2,494	4,540	4,768
Discovery Services	150	661	362	1,451

	$6,189	$6,889	$12,686	$13,817

Net sales by geographic region were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
United States	$1,454	$1,855	$3,284	$3,808
Europe	4,042	4,154	7,782	8,048
Pacific Rim	492	524	910	1,333
Other	201	356	710	628

	$6,189	$6,889	$12,686	$13,817

No customer accounted for more than 10% of consolidated net sales during the three and six months ended June 30, 2006. Sales to a large pharmaceutical company totaled $28 and $667 during the three months ended June 30, 2006 and 2005, respectively, and represented 0.5% and 9.7%, respectively, of consolidated net sales. Sales to the same company totaled $101 and $1,410 during the six months ended June 30, 2006 and 2005, respectively, and represented 0.8% and 10.2%, respectively, of consolidated net sales. Sales to this customer are governed by a non-binding master services agreement dated August 22, 2002. Accordingly, the amount of sales to this customer is subject to change.

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

•	Bioinstruments. Our flagship product is the WAVE® system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of over 1,300 WAVE® systems as of June 30, 2006. We also sell a number of complementary equipment platforms manufactured by others. Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE® base generates a demand for consumables that are required for the system’s continued operation. We develop, manufacture and sell these products. In addition, we manufacture and sell consumable products that can be used on a number of equipment platforms manufactured by others. These products include SURVEYOR Nuclease and a range of HPLC separation columns.

•	Discovery Services. We provide various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided primarily include (1) genomic research services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based medical testing services for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

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

Executive Summary

We have experienced recurring net losses and had an accumulated deficit at June 30, 2006 of $122.80 million. To respond to changes in the overall business climate for our products, our liquidity position and capital structure, we have taken a number of steps including the sale of our specialty oligonucleotide manufacturing facility and implementation of a wide-reaching restructuring plan both in the fourth quarter of 2004 and the fourth quarter 2005 exit from our former Nucleic Acids operating segment.

On July 12, 2006, Craig Tuttle was appointed as the President and Chief Executive Officer of Transgenomic, Inc. (the “Company”). Mr. Tuttle succeeds interim Chief Executive Officer, Michael Summers, who will continue to serve as the Company’s Chief Financial Officer. Mr. Tuttle, age 54, has over 25 years of general management, sales and marketing and research and development experience in medical diagnostic and biotechnology companies. During 2004 and 2005, Mr. Tuttle was the President and COO of Duke Scientific, a Northern California specialty chemistry manufacturer. Mr. Tuttle led the sale of Duke Scientific to Fisher Healthcare in 2005. From 1997 to 2003, Mr. Tuttle was with Apogent Technologies, Inc. where he served in various roles, including President of Applied Biotech, Inc., the manufacturer of the market leading home pregnancy test, and General Manager at Seradyn, Inc., a specialty chemical and diagnostic test manufacturer. Mr. Tuttle earned a B.S in Biochemistry from UCLA, an M.S. in Biochemistry from the University of Colorado and an M.B.A from St. Mary’s College.

2006 Results

Net sales for the three and six months ended June 30, 2006 were down 10% and 8%, respectively, compared to the same periods in 2005. The shortfalls in both periods were due primarily to lower net sales of discovery services which also had an adverse impact on gross profits, as costs related to our laboratories are largely fixed in nature. Despite the decline in net sales and gross profits, our loss from operations and loss from continuing operations during the three and six months ended June 30, 2006 were significantly improved as compared to the same period of 2005 due to lower operating expenses and interest expense. Loss from discontinued operations also improved from prior periods reflecting our efforts to exit the former Nucleic Acids operating segment.

For the first time in our history, we generated positive quarterly net cash flows from operating activities. For the three and six month ended June 30, 2006, net cash flows from operating activities totaled $0.69 million and $0.67 million, respectively. These results were due largely to improvements in working capital accounts, principally accounts receivable and inventory. On an overall basis, cash and cash equivalents increased by $0.63 million during the quarter.

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

Results of Continuing Operations

Three Months Ended June 30, 2006 and 2005

Net Sales. Net sales consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Change
	2006	2005	$	%
Bioinstruments	$3,743	$3,734	$9	0%
Bioconsumables	2,296	2,494	(198)	(8)%
Discovery Services	150	661	(511)	(77)%

Net sales	$6,189	$6,889	$(700)	(10)%

WAVE® systems sold totaled 24 during the three months ended June 30, 2006 compared to 25 during the same period of 2005. Although the number of WAVE® systems sold declined, overall bioinstrument net sales increased due primarily to an increase in net sales of equipment manufactured by others, product upgrades, and higher revenues from service contracts.

Net sales of consumables related to our WAVE® systems fell during the three months ended June 30, 2006 compared to the same period of 2005 due primarily to competitive pricing changes principally in Europe and to a lesser extent the impact of foreign currency fluctuations. These declines were offset by increases in sales of non-WAVE® consumables, primarily HPLC separation columns.

The decrease in discovery services revenue was primarily attributable to the expiration of certain onocology research contracts with a large pharmaceutical company in 2005. We continue to seek opportunities to provide genetic variation discovery and analysis services to pharmaceutical and other customers and believe that these services provide us a significant opportunity to expand revenues in the future.

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

	Three Months Ended June 31,		Change
	2006	2005	$	%
Bioinstruments	$1,492	$1,753	$(261)	(15)%
Bioconsumables	1,222	1,066	156	15%
Discovery Services	426	584	(158)	(27)%

Cost of goods sold	$3,140	$3,403	$(263)	(8)%

Gross profit was $3.05 million or 49% of total net sales during the three months ended June 30, 2006 compared to $3.49 million and 51% during the same period of 2005. The decrease in gross profit as a percent of revenue is largely attributable to the decrease in net sales from discovery services and bioconsumables. Generally, sales of WAVE® systems and ancillary instrumentation generate higher gross profits than sales of equipment and bioconsumables manufactured by others.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $2.82 million during the three months ended June 30, 2006 compared to $3.31 million during the same period of 2005, a decrease of $0.48 million or 15%. As a percentage of revenue, selling, general and administrative expenses totaled 46% and 48% during the three months ended June 30, 2006 and 2005, respectively. This decrease resulted primarily from lower compensation expense due to fewer personnel, bad debt reserve adjustment and a favorable foreign currency shift which reduced the dollar cost of our European operations. Foreign currency transaction adjustments reduced operating expenses by approximately $0.07 million during the three months ended June 30, 2006 compared to the same period of 2005 when foreign currency transaction adjustments increased operating expenses by approximately $0.28 million.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs. These costs totaled $0.53 million during the three months ended June 30, 2006 compared to $0.58 million during the same period of 2005, a decrease of $0.05 million.

Research and development expenses totaled 9% and 8% of revenue during the three months ended June 30, 2006 and 2005, respectively. We expect to continue to invest up to 10% of our revenues in research and development activities. Research and development costs are expensed in the year in which they are incurred.

Other Income (Expense). Other income during the three months ended June 30, 2006 of $0.05 million consisted primarily of interest income. Other expense during the three months ended June 30, 2005 of $0.06 million consisted of interest expense of $0.08 million and other income of $0.02 million.

Interest expense during the three months ended June 30, 2005 consisted of the following (in thousands):

Three Months Ended June 30, 2005
Interest paid or accrued on outstanding debt	$134
Amortization of debt premiums	(124)
Amortization of debt discounts — warrants	9
Amortization of debt discount — beneficial conversion feature	15
Fair value of incremental shares received by Laurus	—
Other	49

$83

Interest expense during the three months ended June 30, 2005 was incurred in connection with a $7.50 million credit line and a $2.75 million term loan from Laurus Master Fund, Ltd. (the “Laurus Loans”). Contemporaneously with the closing of a private placement of our common stock on October 31, 2005, we repaid all outstanding principal and accrued interest on the Laurus Loans. Accordingly, we had no interest expense during the second quarter of 2006.

Income Tax Expense. Income tax expense during the three months ended June 30, 2006 and 2005 related to income taxes in states, foreign countries and other local jurisdictions offset by refunds received.

Due to our cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, no income tax benefit has been provided during the three months ended June 30, 2006 or 2005 based on a determination that it was more likely than not that such benefits would not be realized. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we begin to generate taxable income in future periods and a determination is made that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of June 30, 2006 and December 31, 2005, deferred tax assets totaled $42,837 and $42,561, respectively, that were fully offset by valuation allowances.

Six Months Ended June 30, 2006 and 2005

Net Sales. Net sales consisted of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2006	2005	$	%
Bioinstruments	$7,784	$7,598	$186	2%
Bioconsumables	4,540	4,768	(228)	(5)%
Discovery Services	362	1,451	(1,089)	(75)%

Net sales	$12,686	$13,817	$(1,131)	(8)%

WAVE® systems sold totaled 47 during the six months ended June 30, 2006 compared to 48 during the same period of 2005. Although the number of WAVE® systems sold declined, overall bioinstrument net sales increased due primarily to an increase in net sales of equipment manufactured by others, product upgrades, and higher revenues from service contracts.

Net sales of consumables related to our WAVE® systems fell during the six months ended June 30, 2006 compared to the same period of 2005 due primarily to competitive pricing changes principally in Europe and to a lesser extent the impact of foreign currency fluctuations. These declines were offset by increases in sales of non-WAVE® consumables, primarily HPLC separation columns.

The decrease in discovery services revenue was primarily attributable to the expiration of certain contracts onocology research with a large pharmaceutical company in 2005. The loss of these revenues was partially offset by higher revenues from medical testing services. We continue to seek opportunities to provide genetic variation discovery and analysis services to pharmaceutical and other customers and believe that these services provide us a significant opportunity to expand revenues in the future.

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

	Six Months Ended June 30,		Change
	2006	2005	$	%
Bioinstruments	$3,252	$3,578	$(326)	(9)%
Bioconsumables	2,495	2,219	276	13%
Discovery Services	907	1,135	(228)	(20)%

Cost of goods sold	$6,654	$6,932	$(278)	(4)%

Gross profit was $6.03 million or 48% of total net sales during the six months ended June 30, 2006 compared to $6.89 million and 50% during the same period of 2005. The decrease in gross profit as a percent of revenue is largely attributable to the decrease in net sales from discovery services and bioconsumables. Generally, sales of WAVE® systems and ancillary instrumentation generate higher gross profits than sales of equipment and bioconsumables manufactured by others.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $5.53 million during the six months ended June 30, 2006 compared to $6.59 million during the same period of 2005, a decrease of $1.06 million or 16%. As a percentage of revenue, selling, general and administrative expenses totaled 44% and 48% during the six months ended June 30, 2006 and 2005, respectively. This decrease resulted primarily from lower compensation expensed due to fewer personnel, bad debt adjustment and a favorable foreign currency shift which reduced the dollar cost of our European operations. Foreign currency transaction adjustments reduced operating expenses by approximately $0.18 million during the six months ended June 30, 2006 compared to the same period of 2005 when foreign currency transaction adjustments increased operating expenses by approximately $0.46 million.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs. These costs totaled $1.14 million during the six months ended June 30, 2006 compared to $1.19 million during the same period of 2005, a decrease of $0.05 million. Research and development expenses totaled 9% of revenue during the six months ended June 30, 2006 and 2005. We expect to continue to invest up to 10% of our revenues in research and development activities. Research and development costs are expensed in the year in which they are incurred.

Other Income (Expense). Other income during the six months ended June 30, 2006 of $0.09 million consisted primarily of interest income. Other expense during the six months ended June 30, 2005 of $1.72 million consisted of interest expense of $1.74 million and other income of $0.02 million.

Interest expense during the six months ended June 30, 2005 consisted of the following (in thousands):

Six Months Ended June 30, 2005
Interest paid or accrued on outstanding debt	$305
Amortization of debt premiums	(692)
Amortization of debt discounts — warrants	20
Amortization of debt discount — beneficial conversion feature	644
Fair value of incremental shares received by Laurus	1,365
Other	98

$1,740

Interest expense during the six months ended June 30, 2005 was incurred in connection with a $7.50 million credit line and a $2.75 million term loan from Laurus Master Fund, Ltd. (the “Laurus Loans”). Contemporaneously with the closing of a private placement of our common stock on October 31, 2005, the Company repaid all outstanding principal and accrued interest on the Laurus Loans. Accordingly, we had no interest expense during the first half of 2006.

Income Tax Expense. Income tax expense during the six months ended June 30, 2006 and 2005 related to income taxes in states, foreign countries and other local jurisdictions offset by refunds received.

Due to our cumulative losses, expected losses in future years and inability to utilize any additional losses as carrybacks, no income tax benefit has been provided during the six months ended June 30, 2006 or 2005 based on a determination that it was more likely than not that such benefits would not be realized. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we begin to generate taxable income in future periods and a determination is made that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of June 30, 2006 and December 31, 2005, deferred tax assets totaled $42,837 and $42,561, respectively, that were fully offset by valuation allowances.

Results of Discontinued Operations

Three Months Ended June 30, 2006 and 2005

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

	Three Months Ended June 30,
	2006	2005
NET SALES	$581	$744
COST OF GOODS SOLD	463	1,048

Gross profit(loss)	118	(304)
OPERATING EXPENSES:
Selling, general and administrative	244	231

	244	(231)

LOSS FROM OPERATIONS	(126)	(535)
OTHER INCOME	1	10

LOSS BEFORE INCOME TAXES	(125)	(525)
INCOME TAX	—	—

LOSS FROM DISCONTINUED OPERATIONS	$(125)	$(525)

At June 30, 2006 and December 31, 2005, we had accrued expenses of $0.21 million and $0.72 million related to statutory payments to affected employees and other costs specifically attributable to closure of the facility. We expects to incur additional period costs attributable to closure of the facility that will be recorded in discontinued operations during the remainder 2006.

Restructuring plans were implemented during 2004 and 2002 to better align the cost structure of the former Nucleic Acids operating segment with anticipated revenues. In conjunction with these plans, we had accrued expenses of $0.11 million and $0.22 million at June 30, 2006 and December 31, 2005, respectively, related to net rents on leased but unoccupied facilities. The future net lease payments required under these leases are approximately $0.08 million for the remainder of 2006 and $0.01 million in 2007.

Six Months Ended June 30, 2006 and 2005

In the fourth quarter of 2005, we implemented a plan to exit our Nucleic Acids operating segment. Accordingly, we now reflect the related results as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or that are considered corporate overhead have not been allocated in arriving at loss from discontinued operations. Summary results of operations of our former Nucleic Acids operating segment were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
NET SALES	$1,135	$1,190
COST OF GOODS SOLD	843	1,920

Gross profit(loss)	292	(730)
OPERATING EXPENSES:
Selling, general and administrative	433	537

	433	537

LOSS FROM OPERATIONS	(141)	(1,267)
OTHER INCOME	2	12

LOSS BEFORE INCOME TAXES	(139)	(1,255)
INCOME TAX	—	—

LOSS FROM DISCONTINUED OPERATIONS	$(139)	$(1,255)

Liquidity and Capital Resources

Our working capital positions at June 30, 2006 and December 31, 2005 were as follows (in thousands):

	June 30, 2006	December 31, 2005	Change
Current assets (including cash and cash equivalents of $7,362 and $6,736, respectively)	$17,276	$18,118	$(842)
Current liabilities	6,194	7,434	(1,240)

Working capital	$11,082	$10,684	$398

While we believe that existing sources of liquidity are sufficient to meet our planned cash needs, we have historically relied upon cash from investing and financing activities to offset significant cash outflows from operating activities. During the quarter ended June 30, 2006, we did generate positive cash flow from operations. However, there is no assurance that we will be able to consistently do so in the future. To the extent necessary, we believe that we can manage expenses at reduced levels to conserve working capital. The need for any such expense reductions would likely delay implementation of our business plan. Ultimately, we must achieve sufficient revenues in order to generate positive net earnings and consistent cash flows from operations.

Analysis of Cash Flows

Six Months Ended June 30, 2006 and 2005

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased $0.63 million during the six months ended June 30, 2006 compared to $0.71 million during the six months ended June 30, 2005. The 2006 increase was the result of net cash used in investing activities of $0.18 million offset by net cash from operating activities of $0.67 million and changes in foreign currency exchange rates of $0.14 million. The 2005 increase was the result of net cash used in operating activities of $1.17 million and changes in foreign currency exchange rates of $0.08 million, offset by net cash from investing and financing activities of $0.08 million and $1.88 million, respectively.

Cash Flows from Operating Activities. Cash flows provided from operating activities totaled $0.67 million during the six months ended June 30, 2006 compared to cash flows used by operating activities of $1.17 million during the same period of 2005. The increase in 2006 related primarily to a net loss of $0.70 million offset by depreciation and amortization of $0.96 million. Working capital and other adjustments increased cash flows from operating activities by $0.41 million.

The use of cash flows in 2005 related primarily to a net loss of $3.89 million offset by non-cash charges of $3.53 million. Non-cash charges consisted of depreciation and amortization and certain financing costs. Working capital and other adjustments decreased cash flows from operating activities by $0.81 million.

Cash Flows from Investing Activities. Cash flows used in investing activities totaled $0.18 million during the six months ended June 30, 2006 compared to cash flows provided by investing activities of $0.08 million during the same period of 2005. Cash flows used in investing activities in 2006 consisted principally of purchases of property and equipment of $0.18 million. Cash flows provided by investing activities in 2005 consisted of proceeds from maturities and sale of available for sale securities and asset sales offset by purchases of property and equipment of $0.67 million.

Cash Flows from Financing Activities. Cash flows from financing activities totaled $0.01 million during the six months ended June 30, 2006 compared to $1.88 million during the same period of 2005. The principal source of cash flows from financing activities in 2005 was net changes in the Credit Line. Contemporaneously with the 2005 Private Placement, the Company repaid all outstanding principal and accrued interest on the Laurus loans, which have been cancelled and are no longer available to the Company.

Obligations and Commitments

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2010. The future minimum lease payments required under these leases are approximately $0.61 million for the remainder of 2006, $0.61 million in 2007, $0.29 million in 2008, $0.28 million in 2009, $0.25 million in 2010 and $0.09 million through 2014.

At June 30, 2006 and December 31, 2005, firm commitments to vendors to purchase components used in WAVE® systems and instruments manufactured by others totaled $1.04 million and $0.88 million, respectively. We expect to pay the majority of these purchase commitments during 2006 and 2007.

Off Balance Sheet Arrangements

At June 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes with respect to these estimates during the six months ended June 30, 2006.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the prospective measurement for nonmonetary exchanges of nonmonetary assets. It specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for us beginning July 1, 2006. We are assessing the final impact of this standard on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. Management continues to evaluate the effect that adoption of FIN 48 will have on the Company’s consolidated results of operations and financial position.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Foreign Currency Rate Fluctuations

During the six months ended June 30, 2006 and 2005, our international sales have represented approximately 70% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly owned subsidiaries, Transgenomic, LTD., and Cruachem, LTD., whose operating currencies are British Pounds Sterling and the Euro. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such, we feel do not have a material exposure to foreign currency rate fluctuations at this time.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Previously, our principal market risk was interest rate risk on our variable-rate borrowings under the Laurus Loans. During the fourth quarter of 2005, we repaid the entire principal balance of the Laurus Loans with the proceeds from the 2005 Private Placement and terminated these loans. Accordingly, we no longer have any borrowings which subject us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer (who was the same person at June 30, 2006), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO/CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective in assuring that information required to be disclosed is recorded, processed, summarized and reported in the reports the Company submits under the Securities Exchange Act of 1934.

(b)	Change in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

We made no repurchases of our common stock during the six months ended June 30, 2006; therefore, tabular disclosure is not presented.

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

TRANSGENOMIC, INC.

Date: August 14, 2006	By:	/s/ MICHAEL A. SUMMERS
Michael A. Summers Chief Financial Officer (authorized officer and principal financial officer)