Form 10-Q
period 2006-09-30
TRANSGENOMIC INC
filed 2006-11-14
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 14, 2006, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,305	$6,736
Accounts receivable (net of allowances for bad debts of $376 and $615, respectively)	5,349	7,542
Inventories	2,336	2,990
Prepaid expenses and other current assets	732	653
Current assets of discontinued operations	—	197

Total current assets	15,722	18,118

PROPERTY AND EQUIPMENT:
Equipment	10,188	10,108
Furniture and fixtures	3,808	3,797

	13,996	13,905
Less: accumulated depreciation	12,235	11,328

	1,761	2,577
OTHER ASSETS:
Goodwill	638	638
Other assets	923	1,074
Non-current assets of discontinued operations	2,668	2,933

	$21,712	$25,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,437	$1,796
Other accrued expenses	2,800	3,114
Accrued compensation	684	602
Current liabilities of discontinued operations	280	1,922

Total current liabilities	5,201	7,434

Total liabilities	5,201	7,434
COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 and 60,000,000 shares authorized, respectively, 49,189,672 and 49,182,121 shares outstanding, respectively	497	497
Additional paid-in capital	138,957	138,800
Accumulated other comprehensive income	1,541	703
Accumulated deficit	(124,484)	(122,094)

Total stockholders’ equity	16,511	17,906

	$21,712	$25,340

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET SALES	$4,919	$6,663	$17,605	$20,480
COST OF GOODS SOLD	2,607	3,548	9,261	10,480

Gross profit	2,312	3,115	8,344	10,000
OPERATING EXPENSES:
Selling, general and administrative	3,305	2,692	8,834	9,284
Research and development	586	510	1,721	1,697
Impairment Charge	—	247	—	247

	3,891	3,449	10,555	11,228

LOSS FROM OPERATIONS	(1,579)	(334)	(2,211)	(1,228)
OTHER INCOME (EXPENSE):
Interest expense	(7)	(181)	(7)	(1,921)
Other, net	68	(3)	156	14

	61	(184)	149	(1,907)

LOSS BEFORE INCOME TAXES	(1,518)	(518)	(2,062)	(3,135)
INCOME TAX EXPENSE	7	8	24	26

LOSS FROM CONTINUING OPERATIONS	(1,525)	(526)	(2,086)	(3,161)
INCOME(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(164)	637	(304)	(618)

NET INCOME (LOSS)	$(1,689)	$111	$(2,390)	$(3,779)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.03)	$(0.02)	$(0.04)	$(0.10)
From discontinued operations	0.00	0.02	(0.01)	(0.02)

	$(0.03)	$(0.00)	$(0.05)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	34,242,966	49,188,040	32,837,078

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2006

(Dollars in thousands except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Outstanding Shares	Par Value
Balance, January 1, 2006	49,182,121	$497	$138,800	$(122,094)	$703	$17,906
Net loss	—	—	—	(2,390)	(2,390)	(2,390)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	838	838
Comprehensive loss	—	—	—	—	(1,432)	—
Stock-based compensation	—	—	152	—	—	152
Issuance of shares for employee stock purchase plan	7,551	—	5	—	—	5

Balance, September 30, 2006	49,189,672	$497	$138,957	$(124,484)	$1,541	$16,511

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,390)	$(3,779)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,361	3,294
Impairment charge	437	247
Non-cash financing costs	—	1,298
Non-cash, stock based compensation	152	—
Gain on sale of securities	—	(9)
Loss on sale of assets	15	—
Other	—	2
Changes in operating assets and liabilities:
Accounts receivable	2,585	(626)
Inventories	805	960
Prepaid expenses and other current assets	26	650
Accounts payable	(820)	(912)
Accrued expenses	(1,691)	(3,101)

Net cash flows from (used in) operating activities	480	(1,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities and sales of available for sale securities	—	617
Purchase of property and equipment	(228)	(554)
Change in other assets	(54)	34
Proceeds from asset sales	95	139

Net cash flows from (used in) investing activities	(187)	236

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit line	—	2,519
Payments on term note	—	(178)
Issuance of common stock	5	(35)

Net cash flows from financing activities	5	2,306

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	271	(207)

NET CHANGE IN CASH AND CASH EQUIVALENTS	569	359
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,736	1,002

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,305	$1,361

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$491
Income taxes, net	24	27
Non-cash transactions:
Available for sale securities acquired for goods and services	—	2,099
Conversions of debt to equity	—	2,535

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2006 and 2005

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

•	Bioinstruments. The Company’s flagship product is the WAVE® system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of over 1,300 WAVE® systems as of September 30, 2006. The Company also sells complementary equipment platforms manufactured by others (“OEM Instruments”). Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE® base generates a demand for consumables that are required for the system’s continued operation. The Company develops, manufactures and sells these products. In addition, the Company manufactures and sells consumable products that can be used on a number of equipment platforms manufactured by others. The Company’s proprietary bioconsumable products include SURVEYOR Nuclease and a range of HPLC separation columns.

•	Discovery Services. The Company provides various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided primarily include (1) genomic research services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based medical testing services for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

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

Although the Company has experienced declining sales and recurring net losses (resulted in an accumulated deficit of $124,484 at September 30, 2006), management believes existing sources of liquidity, including cash and cash equivalents of $7,305, are sufficient to meet cash needs for the foreseeable future. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on the Company’s new product pipeline and ultimately net sales. The Company could also pursue additional financing, but ultimately, the Company must achieve sufficient net sales to consistently generate net income and cash flows from operations.

Principles of Consolidation.

The consolidated financial statements include the accounts of Transgenomic, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

Cash and Cash Equivalents.

Cash and cash equivalents include cash and temporary investments with original maturities at acquisition of three months or less.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$378	$670	$615	$701
Charges to income	74	—	29	—
Deductions from reserves	76	44	268	75

Ending balance	$376	$626	$376	$626

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

Depreciation and amortization totaled $405 and $1,193 during the three months ended September 30, 2006 and 2005, respectively, of which $312 and $433, respectively, related to depreciation of property and equipment from continuing operations. Depreciation and amortization totaled $1,361 and $3,294 during the nine months ended September 30, 2006 and 2005, respectively, of which $1,033 and $1,397, respectively, related to depreciation of property and equipment from continuing operations.

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

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

Other Assets.

Other assets include capitalized software, intellectual property, patents, deferred financing costs and other long-term assets.

Capitalized Software. The Company capitalized software development costs for products offered for sale in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. This Standard allows for the capitalization of certain development costs once a software product has reached technological feasibility. The Company capitalized no software development costs during the three or nine months ended September 30, 2006 or 2005.

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

Stock Based Compensation.

All employee stock options that existed at December 31, 2005 were fully vested at that date. Stock options issued during 2006 are granted at market price on the date of grant, have ten-year contractual terms, and vest no later than three years from the date of grant. None of the stock options outstanding at September 30, 2006 are subject to performance or market-based vesting conditions.

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (FAS 123(R)), on January 1, 2006. FAS 123(R) requires the Company to measure and recognize compensation expense for all stock-based awards (stock options) made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). The fair value of stock options is determined by using the Black-Scholes option pricing model. The Company elected to use the modified prospective transition method as permitted by FAS 123(R) and did not restate financial results for prior periods. The adoption of this standard to stock options issued prior to December 31, 2005 had no material impact on the Company’s financial position, results of operations or cash flows.

Prior to the adoption of FAS 123(R), the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to stock option grants was reflected in net income, as all options granted under those plans had a grant price equal to the market value of our common stock on the date of grant. The following table details the effect on net income and earnings per share had compensation expense for all stock-based awards, including stock options, been recorded in the three and nine months ended September 30, 2005 based on the fair value method under FASB Statement No. 123, Accounting for Stock-Based Compensation.

	For Three Months September 30, 2005	For Nine Months September 30, 2005
Net Income (Loss):
As reported	$111	$(3,779)
Pro forma	$(250)	$(4,283)
Basic and Diluted Loss Per Share:
As reported	$0.00	$(0.12)
Pro forma	$(0.00)	$(0.13)

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Risk-free interest rate	4.68%	3.10% to 6.53%
Dividend yield	0%	0%
Expected life (years)	5 years	3 years
Volatility	89.14%	35% to 100%

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

Revenue Recognition.

Revenue (referred to as “net sales”) on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product. The Company’s sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with our analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed WAVE® systems. These contracts cover specific time periods and net sales associated with these contracts is deferred and recognized over the service period. At September 30, 2006 and December 31, 2005, deferred revenue mainly associated with the Company’s service contracts was approximately $1,604 and $2,124, respectively.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments from continuing operations reduced net loss by $98 and $139 during the nine months ended September 30, 2006 and the three months ended September 30, 2005, respectively and increased net loss by $83 and $322 during the three months ended September 30, 2006 and the nine months ended September 30, 2005, respectively.

Comprehensive Income.

Accumulated other comprehensive income at September 30, 2006 and December 31, 2005 consisted of foreign currency translation adjustments, net of applicable tax of zero. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting its investments in a foreign currency to U.S. dollars.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

Earnings (Loss) Per Share.

Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share include shares issuable upon exercise of outstanding stock options and warrants or conversion of convertible notes, where dilutive. Potentially dilutive securities totaling 13,778,841 and 13,625,675 at September 30, 2006 and December 31, 2005, respectively, have been excluded from the computation of diluted earnings per share as they have an antidilutive effect.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets.” This statement addresses the prospective measurement for nonmonetary exchanges of nonmonetary assets. It specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 was effective for the Company beginning July 1, 2006. The Company is assessing the final impact of this standard on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. Management continues to evaluate the effect that the adoption of FIN 48 will have on the Company’s consolidated results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for us at the end of 2006. We do not expect the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements.

Use of Estimates.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. In addition, estimates and assumptions associated with the determination of the fair value of certain assets and related impairments and the determination of goodwill impairments require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

B. DISCONTINUED OPERATIONS AND DIVESTITURES

In the fourth quarter of 2005, the Company implemented a plan to exit the Nucleic Acids operating segment. Accordingly, the Company now reflects the results related to this operating segment as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or that are considered corporate overhead have not been allocated in arriving at the loss from discontinued operations. Summary results of operations of the former Nucleic Acids operating segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET SALES	$7	$2,043	$1,142	$3,233
COST OF GOODS SOLD	—	1,213	843	3,132

Gross profit	7	830	299	101

OPERATING EXPENSES	172	193	605	730

INCOME (LOSS) FROM OPERATIONS	(165)	637	(306)	(629)
OTHER INCOME	1	—	2	11

INCOME (LOSS) BEFORE INCOME TAXES	(164)	637	(304)	(618)
INCOME TAX	—	—	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(164)	$637	$(304)	$(618)

During the three months ended September 30, 2006, the Company completed an evaluation of the carrying value of net assets associated with former Nucleic Acids operating segment, including an assessment of tentative offers received for the sale of the only remaining Nucleic Acids’ facility in Glasgow, Scotland (the “Facility”) and related equipment. In conjunction with this evaluation, the Company determined that it was appropriate to further reduce the carrying value of property, plant and equipment to $2,668 resulting in an impairment charge of $437. The value assigned to property, plant and equipment consists of $2,621 related to the Glasgow Facility and $47 associated with related equipment. Furthermore, the Company also evaluated previously established liabilities related primarily to the closure of the Facility. As a result of this review, the Company reversed liabilities of $386 during the three months ended September 30, 2006. At September 30, 2006 and December 31, 2005, the Company had accrued expenses of zero and $715, respectively, related to statutory payments to affected employees and other costs specifically attributable to closure of the only remaining Nucleic Acids’ Facility.

The assets and liabilities of the former Nucleic Acids operating segment were as follows:

	September 30, 2006	December 31, 2005
Accounts receivable (net of allowances for bad debts of $172 and $393, respectively)	$—	$51
Inventories	—	86
Prepaid expenses and other current assets	—	60

Current assets of discontinued operations	—	197

Property, plant and equipment, net	2,668	2,933

Non-current assets of discontinued operations	2,668	2,933

Accounts payable	$31	$434
Other accrued expenses	238	863
Accrued compensation	11	625

Current liabilities of discontinued operations	$280	$1,922

A restructuring plan was implemented during 2004 to better align the cost structure of the former Nucleic Acids operating segment with anticipated net sales. In conjunction with this plan, the Company had accrued expenses associated with the former Nucleic Acids operating segment of $45 and $221 at September 30, 2006 and December 31, 2005, respectively, related to net rents on leased but unoccupied facilities. The future net lease payments required under these leases are approximately $34 for the remainder of 2006 and $11 in 2007.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

C. INVENTORIES

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Finished goods	$1,423	$2,062
Raw materials and work in process	841	653
Demonstration inventory	72	275

	$2,336	$2,990

D. OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	September 30, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$765	$674	$91	$765	$534	$231
Patents	675	156	519	636	135	501
Other	517	204	313	838	496	342

Total	$1,957	$1,034	$923	$2,239	$1,165	$1,074

Amortization expense for intangible assets was $10 and $222 during the three months ended September 30, 2006 and 2005, respectively, and $160 and $717 for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense for intangible assets is expected to be approximately $11 for the remainder of 2006, $40 in each of the next four years and $37 in 2011.

E. DEBT

The Company had no debt at September 30, 2006 or December 31, 2005.

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

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

conjunction with these conversions the Company accelerated amortization of $0.41 million of related debt premiums and discounts and recorded a charge to interest expense of $1.37 million related to the fair value of incremental shares received by Laurus.

Interest expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest paid or accrued on outstanding debt	$—	$172	$—	$479
Amortization of debt premiums	—	(124)	—	(816)
Amortization of debt discounts – warrants	—	4	—	24
Amortization of debt discount – beneficial conversion feature	—	81	—	725
Fair value of incremental shares received by Laurus	—	—	—	1,365
Other	7	48	7	144

	$7	$181	$7	$1,921

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

During the three months ended September 30, 2006, the Company was notified by one of its OEM instrument suppliers (the “Supplier”) that its primary creditor filed a petition against the Supplier requesting the appointment of a receiver. The Supplier, its shareholders and creditors, and the court-appointed receiver are evaluating alternatives, including the sale or liquidation of the Supplier. The Company has sold 16 of the Supplier’s instruments over the past three years resulting in net sales of $2,988. The Company continues to provide warranties and support for 11 of these instruments (six of which are in their initial 12-month warranty period), with such obligations expiring at various times through 2010. While agreements between the Company and the Supplier provide for the Supplier’s technologies (engineering designs, etc.) to be escrowed for the Company’s benefit, there are no assurances that the Company can continue to support these OEM customers without proprietary bioconsumables, component parts and technical assistance currently provided by the Supplier. The Company continues to coordinate with management of the Supplier, evaluate alternatives and evaluate the impact, if any, on the Company’s financial position, results of operations or cash flows.

The Company leases certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $335 for the remainder of 2006, $732 in 2007, $409 in 2008, $381 in 2009, $257 in 2010 and $93 thereafter. Rent expense for continuing operations related to all operating leases for the three months ended September 30, 2006 and 2005 was approximately $260 and $238, respectively, and for the nine months ended September 30, 2006 and 2005 was $774 and $730, respectively.

At September 30, 2006 and December 31, 2005, firm commitments to vendors to purchase components used in WAVE® systems and instruments manufactured by others totaled $1,161 and $879, respectively. The Company expects to satisfy these purchase commitments during 2006 and 2007.

G. INCOME TAXES

Income tax expense during relates to income taxes in states, foreign countries and other local jurisdictions offset by refunds received. While the Company has significant net operating loss carryforwards, it is likely that Section 382

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

(Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change) of the Internal Revenue Code, and the regulations promulgated there under, will significantly limit the amount of net operating loss carry forward that the Company could utilize in any tax year. As of September 30, 2006 and December 31, 2005, deferred tax assets totaled $43,450 and $42,561, respectively, that were fully offset by valuation allowances.

H. EMPLOYEE BENEFIT PLAN

The Company maintains an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees’ contributions at the rate of 50% on the first 6% of contributions. The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the Plan’s participants. Company contributions to the 401(k) plan were $40 and $45 for the three months ended September 30, 2006 and 2005, respectively, and $123 and $135 for the nine months ended September 30, 2006 and 2005, respectively.

I. STOCKHOLDERS’ EQUITY

Common Stock.

During the three and nine months ended September 30, 2006, the Company issued zero and 7,551 shares of common stock, respectively, under the Transgenomic, Inc. 2001 Employee Stock Purchase Plan. During the three and nine months ended September 30, 2005, the Company issued, 5,055 and 15,462 shares of common stock, respectively, under the Transgenomic, Inc. 2001 Employee Stock Purchase Plan. No additional stock will be issued under this plan as it was terminated in December 2005.

During the three and nine months ended September 30, 2005, the Company issued 4,900,000 shares of common stock in conjunction with conversions under the Laurus Loans as follows:

Date	Price	Shares Issued	Net Proceeds	Facility	Applied To
January 2005	$1.00	50,000	$50	Term Note	Principal
March 2005	$0.52	3,600,000	1,835	Credit Note	Principal
March 2005	$0.52	1,250,000	650	Term Note	Principal

Total 2005		4,900,000	$2,535

Common Stock Warrants.

No common stock warrants were issued during the nine months ended September 30, 2006 or 2005. At September 30, 2006, the Company had 8,062,577 common stock warrants outstanding.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

J. STOCK OPTIONS

During the three months and nine months ended September 30, 2006, the Company issued 225,000 options at exercise prices of $0.68 and 15,000 options at exercise prices $1.09. The following table summarizes activity under the Company’s 2006 Equity Incentive Plan (formerly, the 1997 Stock Option Plan) during the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2006:	5,571,098	$4.32
Granted	240,000	.70
Exercised	—	—
Forfeited	(86,834)	3.65

Balance at September 30, 2006:	5,724,264	$4.17

Exercisable at September 30, 2006	5,484,264	$4.33

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

During the three months ended September 30, 2006, the Company recorded compensation expense of $3 related to 240,000 new option grants and $149 related to modifications to an extension of the post-termination exercisable period for 450,000 options from 90 days after termination to the remaining contractual term of the original option grants (the “Modified Options”). The fair value of the Modified Options were estimated on the modification dates using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.71% to 4.93%; dividend yields of zero percent; expected lives of 2 to 9 years and volatility of 89.14%. At September 30, 2006, there was $105 of unrecognized compensation expense related unvested stock options, which is expected to be recognized over a weighted-average period of nearly 5.0 years.

The following table summarizes information about options outstanding as of September 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXCERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
		(in years)
$0.00—$1.30	1,634,500	8.1	$1.03	1,394,500	$1.08
$1.31—$2.60	767,333	5.9	$1.91	767,333	$1.91
$2.61—$3.90	35,000	1.7	$2.90	35,000	$2.90
$3.91—$5.20	2,064,700	1.3	$5.00	2,064,700	$5.00
$5.21—$7.80	672,500	3.9	$6.15	672,500	$6.15
$7.81—$9.10	10,000	4.6	$9.00	10,000	$9.00
$9.11—$11.70	280,500	3.8	$9.89	280,500	$9.89
$11.71—$13.00	259,731	3.0	$12.80	259,731	$12.80

	5,724,264	4.4	$4.17	5,484,264	$4.33

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands except per share data)

K. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable operating segment. Although net sales are analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Bioinstruments	$2,510	$3,745	$10,294	$11,343
Bioconsumables	2,100	2,210	6,640	6,978
Discovery Services	309	708	671	2,159

	$4,919	$6,663	$17,605	$20,480

Net sales by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$1,712	$1,925	$4,996	$5,733
Europe	2,870	3,466	10,652	11,514
Pacific Rim	165	664	1,075	1,997
Other	172	608	882	1,236

	$4,919	$6,663	$17,605	$20,480

No customer accounted for more than 10% of consolidated net sales during the three and nine months ended September 30, 2006. Sales to a large pharmaceutical company totaled $4 and $599 during the three months ended September 30, 2006 and 2005, respectively, and represented 0% and 9%, respectively, of consolidated net sales. Sales to the same company totaled $105 and $2,009 during the nine months ended September 30, 2006 and 2005, respectively, and represented 0.5% and 10%, respectively, of consolidated net sales. Sales to this customer are governed by a non-binding master services agreement dated August 22, 2002. Accordingly, the amount of sales to this customer is subject to change.

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

•	Bioinstruments. Our flagship product is the WAVE® system which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There was a world-wide installed base of over 1,300 WAVE® systems as of September 30, 2006. We also sell a number of complementary equipment platforms manufactured by others (“OEM Instruments”). Service contracts to maintain installed systems are sold and supported by technical support personnel.

•	Bioconsumables. The installed WAVE® base generates a demand for consumables that are required for the system’s continued operation. We develop, manufacture and sell these products. In addition, we manufacture and sell consumable products that can be used on a number of equipment platforms manufactured by others. These products include SURVEYOR Nuclease and a range of HPLC separation columns.

•	Discovery Services. We provide various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska that operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment (“CLIA”). The services provided primarily include (1) genomic research services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics; and (2) molecular-based medical testing services for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

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

Executive Summary

We have experienced declining net sales and recurring net losses that have resulted in an accumulated deficit at September 30, 2006 of $124.48 million. To respond to changes in the overall business climate for our products, our liquidity position and capital structure, we have taken a number of steps including the exit from our former Nucleic Acids operating segment and implementation of cost reduction initiatives. Additionally, we are performing an extensive evaluation of our strategy that includes a detailed assessment of our technologies, products, markets, personnel, opportunities and risks. We are also evaluating strategic alternatives (with a third-party advisor) that include but are not limited to 1) the sale of all or portions of the continuing business or related assets; 2) the acquisition of complementary businesses or assets; 3) a merger; and/or 4) other complementary business partnerships and collaborations.

2006 Results

Net sales for the three and nine months ended September 30, 2006 were down 26% and 14%, respectively, compared to the same periods in 2005. The shortfalls were in all net sales categories, but primarily in bioinstruments and discovery services. Bioinstruments sales were down due to lower sales of WAVE® instruments offset by increased net sales from product upgrades, service contracts and sales of OEM Instruments. Discovery services net sales were down from the expiration of contracts with a large pharmaceutical company in 2005.

Despite reduced sales, losses from operations and net losses, we have operated at close to cash-flow break-even during 2006 as a result better working capital management, including better collections of accounts receivable and more efficient management of inventory. Net cash used for operating activities during the three months ended September 30, 2006 was $0.19 million where as net cash flows generated from operating activities during the nine months ended September 30, 2006 was $0.48 million.

Outlook

Timing of the demand for our products, particularly our flagship WAVE® systems, has been difficult to predict due largely to ongoing changes in the marketplace and the funding arrangements of our customers. Because our net sales are largely dependent upon sales of a limited number of products, including WAVE® systems, and our cost structure is largely fixed, historical results have been somewhat sporadic. For these reasons, it is not our practice to provide prospective financial guidance related specifically to net sales, costs, net income (loss) or cash flows. However, our financial objectives are to generate income from continuing operations and positive cash flows from continuing operations. To accomplish these goals we must generate sequential growth in net sales, convert manufacturing expenses from fixed to variable costs and continue to better control operating expenses. These objectives are more thoroughly discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Continuing Operations

Three Months Ended September 30, 2006 and 2005

Net Sales. Net sales consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Change
	2006	2005	$	%
Bioinstruments	$2,510	$3,745	$(1,235)	(33)%
Bioconsumables	2,100	2,210	(110)	(5)%
Discovery Services	309	708	(399)	(56)%

Net sales	$4,919	$6,663	$(1,744)	(26)%

Nine WAVE® systems were sold during the three months ended September 30, 2006 compared to 28 during the same period of 2005. This decrease resulted from lower demand in all major geographic markets and among both research and diagnostic users particularly in our largest markets throughout Western Europe. There are significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. Even so, we believe that there are increasing opportunities for our WAVE® systems in emerging markets and for novel applications. As a result, we are redirecting our distribution network to focus on these opportunities. We are also selling refurbished WAVE systems in order to access customers that may not be able to afford new systems. The decrease in WAVE® system sales was partially offset by increased net sales from product upgrades, service contracts and OEM Instruments.

Net sales of consumables related to our WAVE® systems fell during the three months ended September 30, 2006 compared to the same period of 2005 due primarily to competitive pricing changes principally in Europe, and to a lesser extent, the impact of foreign currency fluctuations.

The decrease in discovery services net sales was primarily attributable to the expiration of certain research contracts with a large pharmaceutical company in 2005 that was partially offset by increased net sales from research projects with the National Institute of Health and services provided by our CLIA lab. We continue to seek opportunities to provide genetic variation discovery and analysis services to pharmaceutical and other customers and believe that these services provide us a significant opportunity to expand net sales in the future.

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

	Three Months Ended September 30,		Change
	2006	2005	$	%
Bioinstruments	$1,046	$1,818	$(772)	(42)%
Bioconsumables	1,135	1,119	16	1%
Discovery Services	426	611	(185)	(30)%

Cost of goods sold	$2,607	$3,548	$(941)	(27)%

Gross profit was $2.31 million or 47% of total net sales during the three months ended September 30, 2006 compared to $3.12 million and 47% during the same period of 2005. Although net sales declined, gross profits as percentage of sales remained the same due to lower costs for refurbished WAVE® systems and increased net sales from product upgrades and service contracts which generates larger gross profits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $3.31 million during the three months ended September 30, 2006 compared to $2.69 million during the same period of 2005, an increase of $0.62 million or 23%. This increase resulted primarily from increase compensation expense due to increased sales and marketing personnel, stock-based compensation and bad debt provisions. Additionally, foreign currency transaction adjustments increased operating expenses by approximately $0.08 million during the three months ended September 30, 2006 compared to the same period of 2005 when foreign currency transaction adjustments decreased operating expenses by approximately $0.14 million.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs and are expensed in the period in which they are incurred. These costs totaled $0.59 million during the three months ended September 30, 2006 compared to $0.51 million during the same period of 2005, an increase of $0.08 million, primarily from increased personnel.

Research and development expenses totaled 12% and 8% of net sales during the three months ended September 30, 2006 and 2005, respectively. We expect to continue to invest approximately 10% of our net sales in research and development activities. Research and development costs are expensed in the year in which they are incurred.

Other Income (Expense). Other income during the three months ended September 30, 2006 of $0.06 million consisted primarily of interest income from cash and cash equivalents invested in overnight instruments. Other expense during the three months ended September 30, 2005 of $0.18 million consisted primarily of interest expense.

Interest expense during the three months ended September 30, 2006 and 2005 consisted of the following (in thousands):

	Three months Ended September 30,
	2006	2005
Interest paid or accrued on outstanding debt	$—	$172
Amortization of debt premiums	—	(124)
Amortization of debt discounts – warrants	—	4
Amortization of debt discount – beneficial conversion feature	—	81
Other	7	48

	$7	$181

Interest expense during the three months ended September 30, 2005 was incurred in connection with a $7.50 million credit line and a $2.75 million term loan from Laurus Master Fund, Ltd. (the “Laurus Loans”). Contemporaneously with the closing of a private placement of our common stock on October 31, 2005, we repaid all outstanding principal and accrued interest on the Laurus Loans. Accordingly, we had no interest expense associated with the Laurs loans during the third quarter of 2006.

Income Tax Expense. Income tax expense relates to income taxes in states, foreign countries and other local jurisdictions offset by refunds received. While we have significant net operating loss carryforwards, it is likely that Section 382 (Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change) of the Internal Revenue Code, and the regulations promulgated there under, will significantly limit the amount of net operating loss carry forward that we could utilize in any tax year. As of September 30, 2006 and December 31, 2005, deferred tax assets totaled $43,450 and $42,561, respectively, that were fully offset by valuation allowances.

Nine Months Ended September 30, 2006 and 2005

Net Sales. Net sales consisted of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2006	2005	$	%
Bioinstruments	$10,294	$11,343	$(1,049)	(9)%
Bioconsumables	6,640	6,978	(338)	(5)%
Discovery Services	671	2,159	(1,488)	(69)%

Net sales	$17,605	$20,480	$(2,875)	(14)%

We sold a total of 56 WAVE® systems during the nine months ended September 30, 2006 compared to 76 during the same period of 2005. This decrease resulted from lower demand in all major geographic markets and among both research and diagnostic users particularly in our largest markets throughout Western Europe. There are significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. Even so, we believe that there are increasing opportunities for our WAVE® systems in emerging markets and for novel applications. As a result, we are redirecting our distribution network to focus on these opportunities. We are also selling refurbished WAVE systems in order to access customers that may not be able to afford new systems. The decrease in WAVE® system sales was partially offset by increased net sales from product upgrades, service contracts and OEM Instruments.

Net sales of consumables related to our WAVE® systems fell during the nine months ended September 30, 2006 compared to the same period of 2005 due primarily to competitive pricing changes principally in Europe and to a lesser extent the impact of foreign currency fluctuations.

The decrease in discovery services net sales was primarily attributable to the expiration of certain research contracts with a large pharmaceutical company in 2005. The loss of these net sales was partially offset by increased net sales from research projects with the National Institute of Health and services provided by our CLIA lab. We continue to seek opportunities to provide genetic variation discovery and analysis services to pharmaceutical and other customers and believe that these services provide us a significant opportunity to expand net sales in the future.

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

	Nine Months Ended September 30,		Change
	2006	2005	$	%
Bioinstruments	$4,297	$5,396	$(1,099)	(20)%
Bioconsumables	3,630	3,340	290	9%
Discovery Services	1,334	1,744	(410)	(24)%

Cost of goods sold	$9,261	$10,480	$(1,219)	(12)%

Gross profit was $8.34 million or 47% of total net sales during the nine months ended September 30, 2006 compared to $10.00 million and 49% during the same period of 2005. The decrease in gross profit as a percent of net sales is largely attributable to the change in product mix and the decrease in net sales from discovery services and bioconsumables.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily include personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $8.83 million during the nine months ended September 30, 2006 compared to $9.28 million during the same period of 2005, a decrease of $0.45 million or 5%. This decrease resulted primarily from foreign currency transaction adjustments , offset by increased stock-based compensation. Foreign currency transaction adjustments reduced operating expenses by approximately $0.10 million during the nine months ended September 30, 2006 compared to the same period of 2005 when foreign currency transaction adjustments increased operating expenses by approximately $0.32 million.

Research and Development Expenses. Research and development expenses primarily include personnel costs, supplies, and facility costs and are expensed in the period in which they are incurred. These costs totaled $1.72 million during the nine months ended September 30, 2006 compared to $1.70 million during the same period of 2005, an increase of $0.02 million. Research and development expenses totaled 10% and 8% of net sales during the nine months ended September 30, 2006 and 2005, respectively. We expect to continue to invest approximately 10% of our net sales in research and development activities.

Other Income (Expense). Other income during the nine months ended September 30, 2006 of $0.15 million consisted primarily of interest income from cash and cash equivalents invested in overnight instruments. Other expense during the nine months ended September 30, 2005 of $1.91 million consisted primarily of interest expense.

Interest expense during the nine months ended September 30, 2006 and 2005 consisted of the following (in thousands):

	Nine months Ended September 30,
	2006	2005
Interest paid or accrued on outstanding debt	$—	$479
Amortization of debt premiums	—	(816)
Amortization of debt discounts – warrants	—	24
Amortization of debt discount – beneficial conversion feature	—	725
Valuation charge associated with March 2005 conversions	—	1,365
Other	7	144

	$7	$1,921

Interest expense during the nine months ended September 30, 2005 was incurred in connection with a $7.50 million credit line and a $2.75 million term loan from Laurus Master Fund, Ltd. (the “Laurus Loans”). Contemporaneously with the closing of a private placement of our common stock on October 31, 2005, we repaid all outstanding principal and accrued interest on the Laurus Loans. Accordingly, we had no interest expense, associated with the Laurus loans, during the nine months ended September 30, 2006.

Income Tax Expense. Income tax expense relates to income taxes in states, foreign countries and other local jurisdictions offset by refunds received. While we have significant net operating loss carryforwards, it is likely that Section 382 (Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change) of the Internal Revenue Code, and the regulations promulgated there under, will significantly limit the amount of net operating loss carry forward that we could utilize in any tax year. As of September 30, 2006 and December 31, 2005, deferred tax assets totaled $43,450 and $42,561, respectively, that were fully offset by valuation allowances.

Results of Discontinued Operations

Three Months Ended September 30, 2006 and 2005

In the fourth quarter of 2005, we implemented a plan to exit the Nucleic Acids operating segment. Accordingly, we now reflect the related results as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or that are considered corporate overhead have not been allocated in arriving at the loss from discontinued operations. Summary results of operations of the former Nucleic Acids operating segment were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
NET SALES	$7	$2,043
COST OF GOODS SOLD	—	1,213

Gross profit	7	830

OPERATING EXPENSES	172	193

INCOME (LOSS) FROM OPERATIONS	(165)	637
OTHER INCOME	1	—

INCOME (LOSS) BEFORE INCOME TAXES	(164)	637
INCOME TAX	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(164)	$637

During the three months ended September 30, 2006, we completed an evaluation of the carrying value of net assets associated with former Nucleic Acids operating segment, including an assessment of tentative offers received for the sale of the only remaining Nucleic Acids’ facility in Glasgow, Scotland (the “Facility”) and related equipment. In conjunction with this evaluation, we determined that it was appropriate to further reduce the carrying value of property, plant and equipment to $2.67 million resulting in an impairment charge of $0.44 million. The value assigned to property, plant and equipment consists of $2.62 million related to the Glasgow Facility and $0.05 million associated with related equipment. Furthermore, we also evaluated previously established liabilities related to the closure of the Facility. As a result of this review, we reversed liabilities of $0.39 million during the three months ended September 30, 2006. At September 30, 2006 and December 31, 2005, we had accrued expenses of zero and $0.72 million, respectively, related to statutory payments to affected employees and other costs specifically attributable to closure of the Facility.

A restructuring plan was implemented during 2004 to better align the cost structure of the former Nucleic Acids operating segment with anticipated net sales. In conjunction with this plan, we had accrued expenses of $0.05 million and $0.22 million at September 30, 2006 and December 31, 2005, respectively, related to net rents on leased but unoccupied facilities. The future net lease payments required under these leases are approximately $0.03 million for the remainder of 2006 and $0.01 million in 2007.

Nine Months Ended September 30, 2006 and 2005

In the fourth quarter of 2005, we implemented a plan to exit our Nucleic Acids operating segment. Accordingly, we now reflect the related results as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or that are considered corporate overhead have not been allocated in arriving at the loss from discontinued operations. Summary results of operations of our former Nucleic Acids operating segment were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
NET SALES	$1,142	$3,233
COST OF GOODS SOLD	843	3,132

Gross profit	299	101

OPERATING EXPENSES:	605	730

LOSS FROM OPERATIONS	(306)	(629)
OTHER INCOME	2	11

LOSS BEFORE INCOME TAXES	(304)	(618)
INCOME TAX	—	—

LOSS FROM DISCONTINUED OPERATIONS	$(304)	$(618)

Liquidity and Capital Resources

Our working capital positions at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006	December 31, 2005	Change
Current assets (including cash and cash equivalents of $7,305 and $6,736, respectively)	$15,722	$18,118	$(2,396)
Current liabilities	5,201	7,434	(2,233)

Working capital	$10,521	$10,684	$(163)

Although we have experienced declining sales and recurring net losses (resulted in an accumulated deficit of $124.48 million at September 30, 2006), management believes existing sources of liquidity, including cash and cash equivalents of $7.31 million, are sufficient to meet cash needs for the foreseeable future. If necessary, we believe that we can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on our new product pipeline and ultimately net sales. We could also pursue additional financing, but ultimately, we must achieve sufficient net sales to consistently generate net income and cash flows from operations.

Analysis of Cash Flows

Nine Months Ended September 30, 2006 and 2005

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased $0.57 million during the nine months ended September 30, 2006 compared to an increase of $0.36 million during the nine months ended September 30, 2005. The 2006 increase was the result of net cash used in investing activities of $0.19 million offset by net cash from operating activities of $0.48 million, net cash from financing activities of $0.01 and changes in foreign currency exchange rates of $0.27 million. The 2005 increase was the result of net cash used in operating activities of $1.98 million and changes in foreign currency exchange rates of $0.21 million, offset by net cash from investing and financing activities of $0.24 million and $2.31 million, respectively.

Cash Flows from Operating Activities. Cash flows provided from operating activities totaled $0.48 million during the nine months ended September 30, 2006 compared to cash flows used by operating activities of $1.98 million during the same period of 2005. The increase in 2006 related primarily to a net loss of $2.39 million offset by non-cash charges of $1.97. Non-cash charges consisted of depreciation and amortization and non-cash stock-based compensation. Working capital and other adjustments increased cash flows from operating activities by $0.90 million.

The use of cash flows in 2005 related primarily to a net loss of $3.78 million offset by non-cash charges of $4.83 million. Non-cash charges consisted of depreciation and amortization and certain financing costs. Working capital and other adjustments decreased cash flows from operating activities by $3.03 million.

Cash Flows from Investing Activities. Cash flows used in investing activities totaled $0.19 million during the nine months ended September 30, 2006 compared to cash flows provided by investing activities of $0.24 million during the same period of 2005. Cash flows used in investing activities in 2006 consisted principally of purchases of property and equipment of $0.23 million and changes in other assets of $0.06 million offset by proceeds from asset sales of $0.10 million. Cash flows provided by investing activities in 2005 consisted of proceeds from maturities and sale of available for sale securities and asset sales offset by purchases of property and equipment.

Cash Flows from Financing Activities. Cash flows from financing activities totaled $0.01 million during the nine months ended September 30, 2006 compared to $2.31 million during the same period of 2005. The principal source of cash flows from financing activities in 2005 was net changes in the Credit Line. Contemporaneously with the 2005 Private Placement, we repaid all outstanding principal and accrued interest on the Laurus loans, which have been cancelled and are no longer available to us.

Obligations and Commitments

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $0.34 million for the remainder of 2006, $0.73 million in 2007, $0.41 million in 2008, $0.38 million in 2009, $0.26 million in 2010 and $0.09 million through 2014.

During the three months ended September 30, 2006, we were notified by one of our OEM instrument suppliers (the “Supplier”) that its primary creditor filed a petition against the Supplier requesting the appointment of a receiver. The Supplier, its shareholders and creditors, and the court-appointed receiver are evaluating alternatives, including the sale or liquidation of the Supplier. We have sold 16 of the Supplier’s instruments over the past three years resulting in net sales of $2.99 million We continues to provide warranties and support for 11 of these instruments (six of which are in their initial 12-month warranty period), with such obligations expiring at various times through 2010. While agreements between us and the Supplier provide for the Supplier’s technologies (engineering designs, etc.) to be escrowed for our benefit, there are no assurances that we can continue to support these OEM customers without proprietary bioconsumables, component parts and technical assistance currently provided by the Supplier. We continue to coordinate with management of the Supplier, evaluate alternatives and evaluate the impact, if any, on our financial position, results of operations or cash flows.

At September 30, 2006 and December 31, 2005, firm commitments to vendors to purchase components used in WAVE® systems and instruments manufactured by others totaled $1.16 million and $0.88 million, respectively. We expect to pay the majority of these purchase commitments during 2006 and 2007.

Off Balance Sheet Arrangements

At September 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes with respect to these estimates during the nine months ended September 30, 2006.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement addresses the prospective measurement for nonmonetary exchanges of nonmonetary assets. It specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for us beginning July 1, 2006. We are assessing the final impact of this standard on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007.

Management continues to evaluate the effect that adoption of FIN 48 will have on our consolidated results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for us at the end of 2006. We do not expect the adoption of SAB 108 will have a material impact on our Consolidated Financial Statements

Impact of Inflation

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

During the nine months ended September 30, 2006 and 2005, our international sales have represented approximately 70% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly owned subsidiaries, Transgenomic, LTD., and Cruachem, LTD., whose operating currencies are British Pounds Sterling and the Euro. Results of operations for our foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. A review and evaluation was performed by the our President, Chief Executive Officer and Principal Financial Officer (who was the same person at September 30, 2006), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the President, Chief Executive Officer and Principal Financial Officer concluded that the our current disclosure controls and procedures, as designed and implemented, were effective in assuring that information required to be disclosed is recorded, processed, summarized and reported in the reports we submit under the Securities Exchange Act of 1934.

(b)	Change in Internal Control Over Financial Reporting. There have been no changes in the our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during the nine months ended September 30, 2006; therefore, tabular disclosure is not presented.

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held our Annual Meeting of Stockholders on July 12, 2006 in Omaha, Nebraska. The inspector of the election issued its certified final report on July 12, 2006, for the matters voted upon at such Annual Meeting.

(b) Not applicable.

(c) The proposals voted upon at the Annual Meeting were for election of the two individuals as directors, the ratification of independent auditors for the year ending December 31, 2006 and approval of the 2006 Equity Incentive Plan.

Proposal 1 – To elect two Class III directors (for terms to expire in 2009).

	Votes For	Votes Withheld
Greg J. Duman	31,474,617	3,929,473
Roland J. Santoni	34,852,140	551,950

Proposal 2 – To ratify the appointment of Deloitte & Touche LLP as independent auditor for the year ending December 31, 2006.

Votes For	Votes Against	Votes Abstained
35,280,619	109,459	14,012

Proposal 3 – To approve amendments to the Fourth Amended and Restate 1997 Stock Option Plan in the form of the 2006 Equity Incentive Plan.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
24,874,465	933,876	109,121	9,486,286

(d) Not applicable.

Item 6. Exhibits

(a)	Exhibits

3.1 Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q (Registration No. 000-30975) filed on November 14, 2005.

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

4 Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.1 Amendment No. 1 to the Employment Agreement, effective July 12, 20006, by and between Transgenomic, Inc. and Craig J. Tuttle.

31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: November 14, 2006	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer (authorized officer and principal financial officer)