Form 10-Q
period 2007-03-31
TRANSGENOMIC INC
filed 2007-05-15
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 15, 2007, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,912	$5,868
Accounts receivable (net of allowances for bad debts of $420 and $444, respectively)	5,667	6,525
Inventories	3,138	2,672
Prepaid expenses and other current assets	741	540
Current assets of discontinued operations	5	—

Total current assets	17,463	15,605

PROPERTY AND EQUIPMENT:
Equipment	10,372	10,345
Furniture and fixtures	3,817	3,820

	14,189	14,165
Less: Accumulated depreciation	12,887	12,667

	1,302	1,498
OTHER ASSETS:
Goodwill	638	638
Other assets	785	853
Non-current assets of discontinued operations	—	2,773

	$20,188	$21,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,544	$1,558
Other accrued expenses	3,112	2,898
Accrued compensation	478	689
Current liabilities of discontinued operations	215	184

Total current liabilities	5,349	5,329
Other long-term liabilities	129	—

Total liabilities	5,478	5,329

COMMITMENTS AND CONTINGENCIES (Note F)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 and 60,000,000 shares authorized, respectively, 49,189,672 and 49,189,672 shares outstanding, respectively	497	497
Additional paid-in capital	138,987	138,966
Accumulated other comprehensive income	2,076	2,100
Accumulated deficit	(126,850)	(125,525)

Total stockholders’ equity	14,710	16,038

	$20,188	$21,367

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2007	2006
NET SALES	$5,222	$6,497
COST OF GOODS SOLD	2,514	3,515

Gross profit	2,708	2,982
OPERATING EXPENSES:
Selling, general and administrative	2,980	2,709
Research and development	1,058	604

	4,038	3,313

LOSS FROM OPERATIONS	(1,330)	(331)
OTHER INCOME:
Interest income, net of interest expense	61	44
Other, net	4	—

	65	44

LOSS BEFORE INCOME TAXES	(1,265)	(287)
INCOME TAX EXPENSE	5	17

LOSS FROM CONTINUING OPERATIONS	(1,270)	(304)
INCOME(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	74	(14)

NET LOSS	$(1,196)	$(318)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.02)	$(0.01)
From discontinued operations	0.00	0.00

	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,184,722

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	49,189,672	$497	$138,966	$(125,525)	$2,100	$16,038
Cumulative effect of adoption of FIN 48 (Note G)	—	—	—	(129)	—	(129)

Balance, January 1, 2007	49,182,672	$497	$138,966	$(125,654)	$2,100	$15,909
Net loss	—	—	—	(1,196)	(1,196)	(1,196)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(24)	(24)

Comprehensive loss	—	—	—	—	(1,220)	—
Stock-based compensation	—	—	21	—	—	21

Balance, March 31, 2007	49,189,672	$497	$138,987	$(126,850)	$2,076	$14,710

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(1,196)	$(318)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	342	437
Non-cash, stock-based compensation	21	—
Gain on sale of assets	(95)	—
Changes in operating assets and liabilities:
Accounts receivable	864	(21)
Inventories	(478)	194
Prepaid expenses and other current assets	(205)	(66)
Accounts payable	(45)	263
Accrued expenses	21	(515)

Net cash flows used in operating activities	(771)	(26)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(17)	(110)
Change in other assets, including cash paid for patents	(8)	(23)
Proceeds from asset sales	2,873	—

Net cash flows from (used in) investing activities	2,848	(133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	5

Net cash flows from financing activities	—	5

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(33)	28

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,044	(126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,868	6,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,912	$6,610

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3	$—
Income taxes, net	5	17

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands except per share data)

A.	BUSINESS DESCRIPTION

Business Description.

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

•

Bioinstruments. The Company’s flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,360 WAVE Systems as of March 31, 2007. The Company also distributes bioinstruments produced by other manufacturers through its sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

•

Bioconsumables. The installed WAVE base and some third-party installed platforms generate a demand for consumables that are required for the system’s continued operation. The Company develops, manufactures and sells these products. In addition, the Company manufactures and sells consumable products that can be used on multiple, independent platforms. These products include SURVEYOR® Nuclease and a range of HPLC separation columns.

•

Discovery Services. The Company provides various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska. The lab in Omaha operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided by our labs primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics, and (2) molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

Historically, the Company operated a segment (the “Nucleic Acids operating segment”) that developed, manufactured and marketed chemical building blocks for nucleic acid synthesis. In the fourth quarter of 2005, the Company implemented a plan to exit the Nucleic Acids operating segment and during the three months ended March 31, 2007, the Company completed the sale of the remaining assets associated with this segment. Accordingly, the assets and results of the Nucleic Acids operating segment are reflected as discontinued operations for all periods presented in this filing.

Although the Company has experienced declining sales and recurring net losses (resulting in an accumulated deficit of $126,850 at March 31, 2007), management believes existing sources of liquidity, including cash and cash equivalents of $7,912, are sufficient to meet expected cash needs through 2007. The Company will need to increase net sales and further reduce operating expenses in order to meet its liquidity needs for the existing business on a long-term basis. There is no assurance that the Company will be able to increase net sales or further reduce expenses and, accordingly, the Company may not have sufficient sources of liquidity to continue operations indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on the Company’s new product pipeline and ultimately net sales. The Company could also pursue additional financing, but ultimately, the Company must achieve sufficient net sales to consistently generate net income and cash flows from operations.

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

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands except per share data)

Cash and Cash Equivalents.

Cash and cash equivalents include cash and temporary investments with original maturities at acquisition of three months or less.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Beginning balance	$444	$615
Charges to income/expense	(24)	29
Deductions from reserves	—	(63)

Ending balance	$420	$581

While payment terms are generally 30 days, the Company has also provided extended payment terms of up to 90 days in certain cases.

Inventories.

Inventories are stated at the lower of cost or market. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process.

Equipment, Furniture and Fixtures.

Equipment, furniture and fixtures are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	3 to 10 years

Furniture and fixtures	5 to 7 years

Production equipment	5 to 7 years

Computer equipment	3 to 5 years

Research and development equipment	3 to 5 years

Demonstration equipment	3 to 5 years

Depreciation and amortization totaled $342 and $437 during the three months ended March 31, 2007 and 2006, respectively, of which $245 and $365, respectively, related to depreciation of property and equipment from continuing operations.

Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, provides that goodwill will not be amortized, but will be tested for impairment annually. The Company performs this impairment analysis during the fourth quarter of each year. Impairment occurs when the carrying value is determined to be not recoverable thereby causing the fair value of the goodwill to exceed the carrying value. If impaired, the asset’s carrying value is reduced to its fair value.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands except per share data)

Other Assets.

Other assets include capitalized software development costs, intellectual property, patents, other intangible assets, deferred financing costs and other long-term assets.

Capitalized Software Development Costs. The Company capitalized software development costs for products offered for sale in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. This Standard allows for the capitalization of certain development costs once a software product has reached technological feasibility. The Company capitalized no software development costs during the three months ended March 31, 2007 or 2006.

Intellectual Property. Initial costs paid to license intellectual property from independent third parties are capitalized and amortized using the straight-line method over the license period. Ongoing royalties related to such licenses are expensed as incurred.

Patents. The Company capitalizes external and in-house legal costs, filing fees and other expenses associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.

Other Intangible Assets. Other intangible assets with indefinite lives will not be amortized, but will be tested for impairment annually. Impairment occurs when the carrying value is not recoverable and the fair value of the asset is less than the carrying value. If impaired, the asset’s carrying value is reduced to its fair value. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment as events or changes in circumstances indicate the carrying amount of the asset may be impaired.

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

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of March 31, 2007 had vesting periods of three years from date of grant. None of the stock options outstanding at March 31, 2007 are subject to performance or market-based vesting conditions.

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), on January 1, 2006. FAS 123(R) requires the Company to measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period).

On December 28, 2005, the Company’s Directors approved a plan to accelerate the vesting of all outstanding stock options. Aside from the acceleration of the vesting date, the terms and the conditions of the stock option award agreements governing the underlying stock option grants remained unchanged. As a result of this plan, options to purchase approximately 1,081,845 shares became immediately exercisable. All such options were out-of-the-money and, accordingly, the accelerated vesting resulted in no compensation expense since there was not intrinsic value associated with these fixed awards at the date of modification. Accelerating the vesting of these options allows the Company to avoid recognition of compensation expense associated with these options in future periods.

During the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $21 and $0, respectively, within the general administrative expense related to the vesting of 540,000 options during the period. The fair value of the options was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 4.71% to 5.08%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 9 years, based on historical exercise activity behavior; and volatility of

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands except per share data)

89.14%, based on the historical volatility of our stock over a time that is consistent with the expected life of the option. As of March 31, 2007, there was $215 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

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

Revenue Recognition.

Revenue (referred to as “net sales”) on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. The Company’s sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the Company’s analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized over the service period. At March 31, 2007 and December 31, 2006, deferred revenue mainly associated with the Company’s service contracts, included in the Company’s balance sheet in other accrued expenses, was approximately $1,666 and $1,591, respectively.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments from continuing operations increased net loss by $30 during the three months ended March 31, 2007 and reduced net loss by $108 during the three months ended March 31, 2006.

Comprehensive Income.

Accumulated other comprehensive income at March 31, 2007 and December 31, 2006 consisted of foreign currency translation adjustments, net of applicable tax of zero. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting its investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 13,729,241 and 13,592,341 shares of our common stock have been excluded from the computation of diluted earnings per share at March 31, 2007 and March 31, 2006, respectively, because the exercise or conversion price of these instruments exceeded the market price of our common stock on those dates.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. The Company adopted FIN 48 on January 1, 2007. Under FIN 48, tax

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands except per share data)

benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”). While this Statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for the Company beginning in the first quarter of 2008. The Company is currently assessing the impact FAS 157 may have on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 will become effective for the Company beginning with the first quarter of 2008. The Company is currently assessing the impact FAS 159 may have on its Consolidated Financial Statements.

C.	DISCONTINUED OPERATIONS AND DIVESTITURES

In the fourth quarter of 2005, the Company implemented a plan to exit its Nucleic Acids operating segment. Accordingly, the Company now reflects the results related to this operating segment as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or that are considered corporate overhead have not been allocated in arriving at the loss from discontinued operations. Summary results of operations of the former Nucleic Acids operating segment were as follows:

	Three Months Ended March 31,
	2007	2006
NET SALES	$—	$554
COST OF GOODS SOLD	—	380

Gross profit	—	174
OPERATING EXPENSES	(73)	189

INCOME (LOSS) FROM OPERATIONS	73	(15)
OTHER INCOME	1	1

INCOME (LOSS) BEFORE INCOME TAXES	74	(14)
INCOME TAX	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$74	$(14)

Assets associated with the Nucleic Acids segment consisted principally of the Company’s facility in Glasgow, Scotland. During the three months ended March 31, 2007, the Company completed the sale of the Glasgow facility and the associated equipment for $2.9 million, net of selling expenses, which resulted in a gain of $0.1 million. The gain is reflected in the operating expenses of discontinued operations during the period.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands except per share data)

The assets and liabilities of the former Nucleic Acids operating segment were as follows:

	March 31, 2007	December 31, 2006
Accounts receivable (net of allowances for bad debts of $169 and $169, respectively)	$—	$—
Prepaid expenses and other current assets	5	—

Current assets of discontinued operations	$5	$—

Property, plant and equipment, net	$—	$2,773

Non-current assets of discontinued operations	$—	$2,773

Accounts payable	$53	$45
Other accrued expenses	162	139

Current liabilities of discontinued operations	$215	$184

Liabilities are related to expenses to be paid during 2007 for final closing costs of the Glasgow facility.

D.	INVENTORIES

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Finished goods	$2,467	$2,146
Raw materials and work in process	657	443
Demonstration inventory	14	83

	$3,138	$2,672

E.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	March 31, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$765	$680	$85	$765	$677	$88
Patents	654	170	484	676	155	521
Other	302	86	216	705	461	244

Total	$1,721	$936	$785	$2,146	$1,293	$853

Amortization expense for intangible assets was $22 and $17 during the three months ended March 31, 2007 and 2006, respectively. Amortization expense for intangible assets is expected to be approximately $44 for the remainder of 2007, $53 in 2008, $42 in 2009 and 2010, $38 in 2011, and $32 in 2012 and 2013.

F.	COMMITMENTS AND CONTINGENCIES

The Company is subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company leases certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $651 for the remainder of 2007, $769 in 2008, $692 in 2009, $574 in 2010, $378 in 2011, $226 in 2012, and $98 thereafter. Rent expense for continuing operations related all to operating leases for the three months ended March 31, 2007 and 2006 was approximately $281 and $252, respectively.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands except per share data)

At March 31, 2007, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $734. The Company expects to satisfy these purchase commitments during 2007.

G.	INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. The Company adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than likely not to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.

Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $129,000 increase in the liability for unrecognized tax benefits. This increase in the liability was offset by an increase to the January 1, 2007 balance in the accumulated deficit. The gross amount of unrecognized tax benefits as of the date of adoption was $129,000, all of which would affect the effective tax rate if recognized. Included in this amount is an aggregate of $72,000 of interest and penalties. The Company’s policy is to recognize interest and penalties directly related to income taxes as part of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. The Company has statutes of limitation open for Federal income tax returns related to tax years 2004 through 2006. The Company has state income tax returns subject to examination primarily for tax years 2003 through 2006. Open tax years related to foreign jurisdictions remain subject to examination. The Company’s primary foreign jurisdiction is the United Kingdom which has open tax years for 2005 through 2006. The Company is not currently under examination in any jurisdiction.

During the three-month period ended March 31, 2007, there were no material changes to the liability for uncertain tax positions.

H.	EMPLOYEE BENEFIT PLAN

The Company maintains an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees’ contributions at the rate of 50% on the first 6% of contributions. The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the Plan’s participants. For the three months ended March 31, 2007 and 2006, the Company contributions to the 401(k) plan were $42 and $42, respectively.

I.	STOCKHOLDERS’ EQUITY

Common Stock Warrants.

No common stock warrants were issued during the three months ended March 31, 2007 or 2006. At March 31, 2007, the Company had 8,062,577 common stock warrants outstanding.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands except per share data)

(1)	These warrants were issued in conjunction with a private placement of common stock in October 2005 (the “2005 Private Placement”).
(2)	These warrants were issued in conjunction with the two loans that had been made by Laurus Master Fund, Ltd. to the Company (the “Laurus Loans”), and subsequent modifications of these loans. In conjunction with the 2005 Private Placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding.
(3)	These warrants were issued in conjunction with operating leases with GE Capital. While the leases have since been terminated, the warrants remain outstanding.

J.	STOCK OPTIONS

The following table summarizes stock option activity during the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2007	5,467,664	$4.08
Granted	200,000	0.75
Exercised	—	—
Forfeited	(1,000)	1.30

Balance at March 31, 2007	5,666,664	$3.96

Vested and expected to vest at March 31, 2007	5,662,264	$3.96

Exercisable at March 31, 2007	5,126,664	$4.30

During the three months ended March 31, 2007, the Company granted 200,000 stock options at exercise prices of $0.75 under its 2006 Equity Incentive Plan (formerly, the 1997 Stock Option Plan). The weighted average grant date fair value per share of options granted during the three months ended March 31, 2007 was $0.56.

During the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $21 and $0, respectively, within the general administrative expense related to the vesting of 540,000 options during the period. The fair value of the options was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 4.71% to 5.08%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 9 years, based on historical exercise activity behavior; and volatility of 89.14%, based on the historical volatility of our stock over a time that is consistent with the expected life of the option. As of March 31, 2007, there was $215 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands except per share data)

K.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable operating segment. Although net sales are analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Three Months Ended March 31,
	2007	2006
Bioinstruments	$2,623	$4,042
Bioconsumables	2,230	2,244
Discovery Services	369	211

	$5,222	$6,497

Net sales by geographic region were as follows:

	Three Months Ended March 31,
	2007	2006
United States	$1,293	$1,829
Europe	3,239	3,741
Pacific Rim	315	418
Other	375	509

	$5,222	$6,497

No customer accounted for more than 10% of consolidated net sales during the three months ended March 31, 2007 and 2006.

Substantially, all the Company’s long-lived assets are within the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop, assemble, manufacture and market versatile products for the synthesis, purification and analysis of nucleic acids used in life sciences industry for research focused on molecular genetics and diagnostics. We also provide analytical services to the medical research, clinical and pharmaceutical markets for use in genetic variation analysis. Products and services are sold through a direct sales force in the United States and throughout much of Western Europe. For the rest of the world, products and services are sold through more than 35 dealers and distributors located in those local markets. Net sales are categorized as bioinstruments, bioconsumables and discovery services.

•

Bioinstruments. Our flagship product is the WAVE System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,360 WAVE Systems as of March 31, 2007. We also sell a number of complementary equipment platforms manufactured by others (“OEM Instruments”). Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

•

Discovery Services. We provide various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska. The lab in Omaha operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment (“CLIA”). The services provided by our labs primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics, and (2) molecular-based medical testing services for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

Historically, we operated a segment (the “Nucleic Acids operating segment”) that developed, manufactured and marketed chemical building blocks for nucleic acid synthesis to biotechnology, pharmaceutical and oligonucleotide synthesis companies and research institutions throughout the world. In the fourth quarter of 2005, we implemented a plan to exit this operating segment. Accordingly, results of this operating segment are reflected as discontinued operations for all periods presented in this filing.

Executive Summary of First Quarter 2007 Results

Net sales for the three months ended March 31, 2007 declined 20% compared to the same period in 2006. The decline was largely due to a decline in the sales of bioinstruments. Net sales of bioconsumable products were essentially unchanged from the first quarter of 2006. Net sales from our Discovery Services group grew by 75% over the first quarter of 2006. We added new customers in this area and saw significant growth in the volume of tests being ordered. We were able to improve gross margins due to reductions in overall cost of goods sold. Both general and administrative expense and research and development costs were higher in the first quarter of 2007 than they were in the first quarter of 2006, however, to a large degree this is due to higher compensation expenses that are now recorded in continuing operations resulting from the reassignment of certain personnel from our discontinued Nucleic Acids segment which had been treated as costs of discontinued operations. The reduction in sales, combined with higher costs of operations led to a net loss of $1.2 million, or $0.02 per share, in the first quarter of 2007 compared to a net loss of $0.3 million, or $0.01 per share, in the first quarter of 2006. As of the end of the first quarter, we had cash and cash equivalents of $7.9 million and believe we will have sufficient liquidity to meet our operating needs through the year.

Outlook

We continue to work toward our objective of generating income from continuing operations and positive cash flows from continuing operations. To accomplish these goals, we must generate growth in net sales and continue to control manufacturing and other operating expenses. Sales of bioinstruments, including both our WAVE System and instruments we sell for other manufactures, continue to be affected by competition from other technologies. In addition, ongoing changes in the marketplace and the funding arrangements of our customers have led to sporadic sales in some markets. We continue to work to develop new applications for our WAVE System in an attempt to expand its market and sales. We are also focusing increased efforts to expand our Discovery Services sales. In particular, the growth in our CLIA laboratory services has been promising and we believe we will continue to see ongoing growth from this business. We recently announced further cost reduction initiatives, including the closing of facilities in Europe. While the effects of these efforts have not been realized in the first quarter of 2007, we expect to see a more noticeable impact in the second half of the year.

Results of Continuing Operations

Three Months Ended March 31, 2007 and 2006

Net Sales. Net sales consisted of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2007	2006	$	%
Bioinstruments	$2,623	$4,042	$(1,419)	(35)%
Bioconsumables	2,230	2,244	(14)	(1)%
Discovery Services	369	211	158	75%

Net sales	$5,222	$6,497	$(1,275)	(20)%

The bioinstrument net sales decrease of 35% was due to fewer WAVE Systems and OEM instruments being sold. Fourteen WAVE Systems were sold during the three months ended March 31, 2007, compared to 23 during the same period of 2006. WAVE sales in each period include sales of refurbished WAVEs. This decrease resulted from lower demand in all major geographic markets and among both research and diagnostic users, particularly in our largest markets throughout Western Europe. There are significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. Net sales of consumables related to our WAVE Systems and other third-party instruments were consistent year over year. The increase of 75% in discovery services net sales was all attributable to our CLIA laboratory services.

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

	Three Months Ended March 31,		Change
	2007	2006	$	%
Bioinstruments	$992	$1,760	$(768)	(44)%
Bioconsumables	1,064	1,274	(210)	(16)%
Discovery Services	458	481	(23)	(5)%

Cost of goods sold	$2,514	$3,515	$(1,001)	(28)%

Gross profit was $2.7 million or 52% of total net sales during the three months ended March 31, 2007, compared to $3.0 million or 46%, during the same period of 2006. Although net sales declined, gross profits as percentage of net sales increased due to lower costs for refurbished WAVE Systems and lower consumable material and manufacturing costs. Some of the decrease in manufacturing costs was due to a shifting of personnel to research and development efforts. The Company continues to have a large fixed expense base outside of direct material costs. Discovery Services costs have a large fixed component, so increases in net sales drive gross profit improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $3.0 million during the three months ended March 31, 2007, compared to $2.7 million during the same period of 2006, an increase of $0.3 million or 10%. This increase was due to increased compensation expense associated with personnel reasigned from Nucleic Acid production. These expenses are down slightly from the third and fourth quarter of 2006 which we believe is a better comparison as all three quarters are comparable with no realignment of expenses between areas.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, supplies, and facility costs and are expensed in the period in which they are incurred. These costs totaled $1.1 million during the three months ended March 31, 2007, compared to $0.6 million during the same period of 2006, an increase of $0.5 million, primarily from collaboration expense on new WAVE applications, increased compensation costs associated with personnel reassigned from Nucleic Acid production and patent costs for discovery services.

Research and development expenses totaled 20% and 9% of net sales during the three months ended March 31, 2007 and 2006, respectively.

Other Income (Expense). Other income during the three months ended March 31, 2007 and 2006 was less than $0.1 million in both periods. Other income consisted primarily of interest income from cash and cash equivalents invested in overnight instruments.

Income Tax Expense. In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Results of Discontinued Operations

Three Months Ended March 31, 2007 and 2006

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

	Three Months Ended March 31,
	2007	2006
NET SALES	$—	$554
COST OF GOODS SOLD	—	380

Gross profit	—	174

OPERATING EXPENSES	(73)	189

INCOME (LOSS) FROM OPERATIONS	73	(15)
OTHER INCOME	1	1

INCOME (LOSS) BEFORE INCOME TAXES	74	(14)
INCOME TAX	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$74	$(14)

Assets associated with the Nucleic Acids segment consisted principally of the Company’s facility in Glasgow, Scotland. During the three months ended March 31, 2007, the Company completed the sale of the Glasgow facility and the associated equipment for $2.9 million, net of selling expenses, which resulted in a gain of $0.1 million. The gain is reflected in the operating expenses of discontinued operations during the period.

Liquidity and Capital Resources

Our working capital positions at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006	Change
Current assets (including cash and cash equivalents of $7,912 and $5,868, respectively)	$17,463	$15,605	$1,858
Current liabilities	5,349	5,329	20

Working capital	$12,114	$10,276	$1,838

The increase in working capital was largely driven by the proceeds from the sale of the Glasgow facility and related equipment for $2.9 million offset by the net loss for the three months ended March 31, 2007.

Although we have experienced declining sales and recurring net losses (resulting in an accumulated deficit of $126.9 million at March 31, 2007), management believes existing sources of liquidity, including cash and cash equivalents of $7.9 million, are sufficient to meet expected cash needs through 2007. We will need to increase our net sales and further reduce operating expenses in order to meet our liquidity needs for the existing business on a long-term basis. We cannot assure you that we will be able to increase net sales or further reduce our expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations of the Company indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on the Company’s new product pipeline and ultimately net sales. The Company could also pursue additional financing, but ultimately, the Company must achieve sufficient net sales to consistently generate net income and cash flows.

Analysis of Cash Flows

Three Months Ended March 31, 2007 and 2006

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased $2.0 million during the three months ended March 31, 2007 compared to a decrease of $0.1 million during the three months ended March 31, 2006. The 2007 increase was the result of net cash provided by investing activities of $2.8 million, offset by net cash used by operating activities of $0.8 million. These were minimally offset from foreign currency exchange rates. The 2006 decrease was similarly the result of net cash used in investing activities of $0.1 million. Again, the effect of foreign currency exchange rate was minimal in 2006.

Cash Flows used in Operating Activities. Cash flows used in operating activities totaled $0.8 million during the three months ended March 31, 2007, compared to minimal cash flows used in operating activities during the same period of 2006. The increase in 2007 related primarily to a larger net loss of $1.2 million in 2007 compared to $0.3 million in 2006 plus higher inventory levels and prepaid expenses. These items were partially offset by a decrease in accounts receivable and accrued expenses. Working capital and other adjustments increased cash flows from operating activities by $0.1 million.

The use of cash flows in 2006 related primarily to a net loss of $0.3 million offset by non-cash charges of $0.4 million. Non-cash charges consisted of depreciation and amortization. Working capital and other adjustments decreased cash flows from operating activities by $0.2 million.

Cash Flows from Investing Activities. Cash flows provided by investing activities totaled $2.8 million during the three months ended March 31, 2007 compared to cash flows used in investing activities of $0.1 million during the same period of 2006. Cash flows provided by investing activities in 2007 consisted primarily of sales proceeds from our Glasgow facility and equipment of $2.9 million. Cash flows used by investing activities in 2006 consisted of purchases of property and equipment and patent costs.

Cash Flows from Financing Activities. Cash flows from financing activities were minimal during the three months ended March 31, 2007 and March 31, 2006.

Obligations and Commitments

The following identifies material obligations and commitments as of March 31, 2007:

	Payments Due by Period
Contractual Obligations Millions of dollars	Total	2007	2008	2009	2010	2011	After 2011
Operating leases (a)	$3.49	$0.65	$0.77	$0.69	$0.57	$0.38	$0.42
Purchase obligations (b)	0.73	0.73	—	—	—	—	—

Total contractual obligations	$4.22	$1.38	$0.77	$0.69	$0.57	$0.38	$0.42

(a)	Operating leases include facility, automobile and other equipment leases.
(b)	Purchase obligations include purchase commitments for components used in WAVE Systems and OEM instruments.

Off-Balance Sheet Arrangements

At March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes with respect to these estimates during the three months ended March 31, 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than likely not to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see Note G in Part I, item 1 of this report.

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no changes to those listed.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Translation Risk. During the three months ended March 31, 2007 and 2006, our international sales represented more than 50% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly-owned subsidiaries, Transgenomic, LTD., and Cruachem, LTD., whose operating currencies are British Pounds Sterling and the Euro. Results of operations for our foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such, we feel we do not have a material exposure to foreign currency rate fluctuations at this time.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. A review and evaluation was performed by our President, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures, as designed and implemented, were effective in assuring that information required to be disclosed is recorded, processed, summarized and reported in the reports we submit under the Securities Exchange Act of 1934.

(b)	Change in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to a number of claims of various amounts which arise out of the normal course of business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q (Registration No. 000-30975) filed on November 14, 2005

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

4	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.1	Separation Agreement, dated January 12, 2007, between the Registrant and Collin J. D’Silva

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: May 15,2007	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer