Form 10-Q
period 2007-06-30
TRANSGENOMIC INC
filed 2007-08-14
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 14, 2007, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,883	$5,868
Accounts receivable (net of allowances for doubtful accounts of $476 and $444, respectively)	6,474	6,525
Inventories	3,243	2,672
Prepaid expenses and other current assets	571	540
Current assets of discontinued operations	4	—

Total current assets	18,175	15,605

PROPERTY AND EQUIPMENT:
Equipment	10,416	10,345
Furniture and fixtures	3,822	3,820

	14,238	14,165
Less: Accumulated depreciation	13,008	12,667

	1,230	1,498
OTHER ASSETS:
Goodwill	638	638
Other assets	733	853
Non-current assets of discontinued operations	—	2,773

	$20,776	$21,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,386	$1,558
Other accrued expenses	3,454	2,898
Accrued compensation	491	689
Current liabilities of discontinued operations	176	184

Total current liabilities	5,507	5,329
Other long-term liabilities	129	—

Total liabilities	5,636	5,329
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 49,189,672 shares outstanding	497	497
Additional paid-in capital	139,012	138,966
Accumulated other comprehensive income	2,255	2,100
Accumulated deficit	(126,624)	(125,525)

Total stockholders’ equity	15,140	16,038

	$20,776	$21,367

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$6,272	$6,189	$11,494	$12,686
COST OF GOODS SOLD	2,859	3,140	5,373	6,654

Gross profit	3,413	3,049	6,121	6,032
OPERATING EXPENSES:
Selling, general and administrative	3,067	2,820	6,047	5,529
Research and development	492	531	1,550	1,135
Restructuring costs	624	—	624	—

	4,183	3,351	8,221	6,664

LOSS FROM OPERATIONS	(770)	(302)	(2,100)	(632)
OTHER INCOME (EXPENSE):
Interest income, net of interest expense	79	44	141	88
Other, net	—	—	4	—
Gain on sale of investment	938	—	938	—

	1,017	44	1,083	88

INCOME (LOSS) BEFORE INCOME TAXES	247	(258)	(1,017)	(544)
INCOME TAX EXPENSE	14	—	19	17

INCOME (LOSS) FROM CONTINUING OPERATIONS	233	(258)	(1,036)	(561)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(7)	(125)	66	(139)

NET INCOME (LOSS)	$226	$(383)	$(970)	$(700)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$0.00	$(0.01)	$(0.02)	$(0.01)
From discontinued operations	0.00	0.00	0.00	0.00

	$0.00	$(0.01)	$(0.02)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672	49,189,672	49,187,211

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	62,141,863	49,189,672	49,189,672	49,187,211

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	49,189,672	$497	$138,966	$(125,525)	$2,100	$16,038
Cumulative effect of adoption of FIN 48 (Note H)	—	—	—	(129)	—	(129)

Balance, January 1, 2007	49,189,672	$497	$138,966	$(125,654)	$2,100	$15,909
Net loss	—	—	—	(970)	(970)	(970)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	155	155

Comprehensive loss	—	—	—	—	(815)	—
Stock-based compensation	—	—	46	—	—	46

Balance, June 30, 2007	49,189,672	$497	$139,012	$(126,624)	$2,255	$15,140

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(970)	$(700)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	742	956
Non-cash, stock-based compensation	46	—
(Gain) Loss on sale of investment and assets	(1,034)	7
Changes in operating assets and liabilities:
Accounts receivable	149	1,131
Inventories	(567)	785
Prepaid expenses and other current assets	(28)	(90)
Accounts payable	(216)	(477)
Accrued expenses	314	(947)

Net cash flows provided by (used in) operating activities	(1,564)	665

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(181)	(178)
Change in other assets	(119)	(41)
Proceeds from asset sales	3,872	40

Net cash flows provided by (used in) investing activities	3,572	(179)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	—	5

Net cash flows provided by financing activities	—	5

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	7	135

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,015	626
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,868	6,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,883	$7,362

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5	$—
Income taxes, net	19	17

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands except per share data and as noted)

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

•

Bioinstruments. The Company’s flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,375 WAVE Systems as of June 30, 2007. The Company also distributes bioinstruments produced by other manufacturers through its sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

•

Discovery Services. The Company provides various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska. The lab in Omaha operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided by the Company’s laboratories primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics, and (2) molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

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

Although the Company has experienced declining sales and recurring net losses (resulting in an accumulated deficit of $127 million at June 30, 2007), management believes existing sources of liquidity, including cash and cash equivalents of $7.9 million, are sufficient to meet expected cash needs through 2007. The Company will need to increase net sales and further reduce operating expenses in order to meet its liquidity needs for the existing business on a long-term basis. The Company has announced consolidation plans which are underway and will help reduce operating costs. There is no assurance that the Company will be able to increase net sales or further reduce expenses and, accordingly, the Company may not have sufficient sources of liquidity to continue operations indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on the Company’s new product pipeline and ultimately net sales. The Company could also pursue additional financing, but ultimately, the Company must achieve sufficient net sales to consistently generate net income and cash flows from operations.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands except per share data and as noted)

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

Cash and Cash Equivalents.

Cash and cash equivalents include cash and temporary overnight investments with original maturities at acquisition of three months or less.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Beginning balance	$420	$581	$444	$615
Charges to income	57	(75)	33	(45)
Deductions from reserves	(1)	(128)	(1)	(192)

Ending balance	$476	$378	$476	$378

While payment terms are generally 30 days, the Company has also provided extended payment terms of up to 90 days in certain cases. The Company reviews accounts receivables on a quarterly basis and adjusts its bad debt reserve accordingly.

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

Depreciation and amortization during the three months ended June 30, 2007 and 2006, respectively, included $218 and $350, respectively, related to depreciation of property and equipment. Depreciation and amortization during the six months ended June 30, 2007 and 2006, respectively, included $463 and $721, respectively, related to depreciation of property and equipment.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands except per share data and as noted)

Other Assets.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company periodically reviews the carrying value of its long-lived assets to assess recoverability and impairment. The Company recorded no impairments during the three and six months ended June 30, 2007 or 2006.

Other assets include intellectual property, patents, other intangible assets, and other long-term assets.

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

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of the Company’s common stock on the date of grant and have ten-year contractual terms. Unvested options as of June 30, 2007 had vesting periods of three years from date of grant. None of the stock options outstanding at June 30, 2007 are subject to performance or market-based vesting conditions.

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

During the six months ended June 30, 2007 and 2006, the Company recorded compensation expense of $46 and $0, respectively, within the general administrative expense related to the vesting of 685,000 and 0 options, respectively during these periods. The fair value of the options was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 4.71% to 5.08%, based on the U.S.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands except per share data and as noted)

Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 89.14% and 79.10% for grants issued for the three months ended March 31, 2007 and June 30, 2007, respectively, based on the historical volatility of our stock over a time that is consistent with the expected life of the option. As of June 30, 2007, there was $272 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

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

Revenue Recognition.

Revenue (referred to as “net sales”) on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. The Company’s sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the Company’s analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. The Company also enters into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized over the service period. At June 30, 2007 and December 31, 2006, deferred revenue mainly associated with the Company’s service contracts, included in the Company’s balance sheet in other accrued expenses, was approximately $2,047 and $1,591, respectively.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments from continuing operations increased/decreased net income (loss) by $69 and $99 during the three and six months ended June 30, 2007, respectively, and reduced net loss by $72 and $180 during the three and six months ended June 30, 2006, respectively.

Comprehensive Income.

Accumulated other comprehensive income at June 30, 2007 and December 31, 2006 consisted of foreign currency translation adjustments, net of applicable tax of zero. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting its investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of the Company’s common stock. Options, warrants and conversion rights pertaining to 12,175,141 and 13,538,841 shares of the Company’s common stock have been excluded from the computation of diluted earnings per share at June 30, 2007 and 2006, respectively, because the exercise or conversion price of these instruments exceeded the market price of the Company’s common stock on those dates.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands except per share data and as noted)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$—	$581	$—	$1,135
COST OF GOODS SOLD	—	463	—	843

Gross profit	—	118	—	292
OPERATING EXPENSES	7	244	(66)	433

INCOME (LOSS) FROM OPERATIONS	(7)	(126)	66	(141)
OTHER INCOME	—	1	—	2

INCOME (LOSS) BEFORE INCOME TAXES	(7)	(125)	66	(139)
INCOME TAX	—	—	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(7)	$(125)	$66	$(139)

Assets associated with the Nucleic Acids segment consisted principally of the Company’s facility in Glasgow, Scotland. During the six months ended June 30, 2007, the Company completed the sale of the Glasgow facility and the associated equipment for $2.9 million, net of selling expenses, which resulted in a gain of $0.1 million. The gain is reflected in the operating expenses of discontinued operations during the period.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands except per share data and as noted)

The assets and liabilities of the former Nucleic Acids operating segment were as follows:

	June 30, 2007	December 31, 2006
Accounts receivable (net of allowances for doubtful accounts of $173 and $169, respectively)	$—	$—
Prepaid expenses and other current assets	4	—

Current assets of discontinued operations	$4	$—

Property and equipment, net	$—	$2,773

Non-current assets of discontinued operations	$—	$2,773

Accounts payable	$34	$45
Other accrued expenses	142	139

Current liabilities of discontinued operations	$176	$184

Liabilities are related to expenses to be paid during 2007 for final closing costs of the Glasgow facility.

D.	RESTRUCTURING CHARGES

The Company recorded restructuring charges totaling $624,000 and $624,000 for the three and six months ended June 30, 2007. The restructuring charges were comprised of severance totaling $364,000 and facility closure costs totaling $260,000. Restructuring charges related to three events: A restructuring plan completed in the second quarter of 2007, which resulted from the termination of 4 employees in Omaha, Nebraska; facility closure activities to close the Cramlington, England production facility and consolidate production in the Omaha, Nebraska facility; and facility closure activities to close an administrative office outside Paris, France, with those functions performed elsewhere in the organization.

E.	INVENTORIES

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Finished goods	$2,128	$2,146
Raw materials and work in process	1,101	443
Demonstration inventory	14	83

	$3,243	$2,672

F.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	June 30, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$865	$692	$173	$765	$677	$88
Patents	643	177	466	676	155	521
Other	302	208	94	705	461	244

Total	$1,810	$1,077	$733	$2,146	$1,293	$853

Amortization expense for intangible assets was $24 and $133 during the three months ended June 30, 2007 and 2006, respectively, and $46 and $150 during the six months ended June 30, 2007 and 2006, respectively. Amortization expense for intangible assets is expected to be approximately $46 for the remainder of 2007, $86 in 2008, $75 in 2009, $50 in 2010, $38 in 2011, and $32 in 2012 and 2013.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands except per share data and as noted)

G.	COMMITMENTS AND CONTINGENCIES

The Company is subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company leases certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $541 for the remainder of 2007, $863 in 2008, $770 in 2009, $657 in 2010, $500 in 2011, $226 in 2012, and $98 thereafter. Rent expense for continuing operations related all to operating leases for the three months ended June 30, 2007 and 2006 was approximately $246 and $303, respectively, and for the six months ended June 30, 2007 and 2006 was approximately $527 and $596, respectively.

At June 30, 2007, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $1,254. The Company expects to satisfy these purchase commitments during 2007.

H.	INCOME TAXES

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

Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $129 increase in the liability for unrecognized tax benefits. This increase in the liability was offset by an increase to the January 1, 2007 balance in the accumulated deficit. The gross amount of unrecognized tax benefits as of the date of adoption was $129, all of which would affect the effective tax rate if recognized. Included in this amount is an aggregate of $72 of interest and penalties. The Company’s policy is to recognize interest and penalties directly related to income taxes as part of income tax expense.

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

During the three and six months ended June 30, 2007, there were no material changes to the liability for uncertain tax positions.

I.	EMPLOYEE BENEFIT PLAN

The Company maintains an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. The Company matches the employees’ contributions at the rate of 50% on the first 6% of contributions. The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the Plan’s participants. Company contributions to the 401(k) plan were $39 and $41 for the three months ended June 30, 2007 and 2006, respectively, and $81 and $83 for the six months ended June 30, 2007 and 2006, respectively.

J.	STOCKHOLDERS’ EQUITY

Common Stock Warrants.

No common stock warrants were issued during the three and six months ended June 30, 2007 or 2006. At June 30, 2007, the Company had 8,062,577 common stock warrants outstanding.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands except per share data and as noted)

Warrant Holder	Issue Year	Expiration Year	Underlying Shares	Exercise Price
Various Institutional Holders (1)	2005	2010	6,903,156	$1.20
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$1.92
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$2.07
Laurus Master Fund, Ltd. (2)	2003	2010	150,000	$2.35
Laurus Master Fund, Ltd. (2)	2004	2011	125,000	$2.57
Laurus Master Fund, Ltd. (2)	2004	2011	400,000	$1.18
TN Capital Equities, Ltd. (2)	2003	2008	45,918	$2.94
TN Capital Equities, Ltd. (2)	2004	2009	15,566	$3.18
GE Capital (3)	2002	2007	13,762	$3.27
GE Capital (3)	2003	2008	9,175	$3.27

Total			8,062,577

(1)	These warrants were issued in conjunction with a private placement of common stock in October 2005 (the “2005 Private Placement”).
(2)	These warrants were issued in conjunction with two loans that had been made by Laurus Master Fund, Ltd. to the Company (the “Laurus Loans”), and subsequent modifications of these loans. In conjunction with the 2005 Private Placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding.
(3)	These warrants were issued in conjunction with operating leases with GE Capital. While the leases have since been terminated, the warrants remain outstanding.

K.	STOCK OPTIONS

The following table summarizes stock option activity during the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2007	5,467,664	$4.07
Granted	345,000	0.73
Exercised	—	—
Forfeited	(1,700,100)	4.23

Balance at June 30, 2007	4,112,564	$3.72

Exercisable at June 30, 2007	3,442,564	$4.32

During the six months ended June 30, 2007, the Company granted 345,000 stock options at a weighted average exercise price of $0.73 under its 2006 Equity Incentive Plan (formerly, the 1997 Stock Option Plan). The weighted average grant date fair value per share of options granted during the six months ended June 30, 2007 was $0.56.

During the six months ended June 30, 2007 and 2006, the Company recorded compensation expense of $46 and $0, respectively, within the general administrative expense related to the vesting of 685,000 and 0 options, respectively during these periods. The fair value of the options was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 4.71% to 5.08%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 89.14% and 79.10% for grants issued for the three months ended March 31, 2007 and June 30, 2007, respectively, based on the historical volatility of our stock over a time that is consistent with the expected life of the option. As of June 30, 2007, there was $272 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands except per share data and as noted)

L.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable operating segment. Although net sales are analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Bioinstruments	$3,383	$3,743	$6,006	$7,784
Bioconsumables	2,218	2,296	4,448	4,540
Discovery Services	671	150	1,040	362

	$6,272	$6,189	$11,494	$12,686

Net cost of goods sold was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Bioinstruments	$1,368	$1,492	$2,359	$3,252
Bioconsumables	1,013	1,222	2,078	2,495
Discovery Services	478	426	936	907

	$2,859	$3,140	$5,373	$6,654

Net sales by geographic region were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
United States	$2,365	$1,454	$3,658	$3,284
Europe	3,411	4,042	6,650	7,782
Pacific Rim	326	492	641	910
Other	170	201	545	710

	$6,272	$6,189	$11,494	$12,686

No customer accounted for more than 10% of consolidated net sales during the three and six months ended June 30, 2007 and 2006.

Substantially, all the Company’s long-lived assets are within the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Bioinstruments. Our flagship product is the WAVE System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,375 WAVE Systems as of June 30, 2007. We also sell a number of complementary equipment platforms manufactured by others (“OEM Instruments”). Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Historically, we operated a segment (the “Nucleic Acids operating segment”) that developed, manufactured and marketed chemical building blocks for nucleic acid synthesis to biotechnology, pharmaceutical and oligonucleotide synthesis companies and research institutions throughout the world. In the fourth quarter of 2005, we implemented a plan to exit this operating segment. Accordingly, results of this operating segment are reflected as discontinued operations for all periods presented in this filing. In the first quarter of 2007, the Company completed the sale of the remaining assets associated with the segment.

Executive Summary

Net sales for the three months ended June 30, 2007 increased by 1%, compared to the same period in 2006. The increase is all attributable to our Discovery Services products. Net sales from bioinstruments were down 10%. Fewer WAVE sales were the cause of this decrease. Net sales from bioconsumables were down by 3%. Net sales from Discovery Services grew more than 300%, or $521,000, compared to the same quarter in 2006. The majority of the increase was related to the CLIA laboratory services. We also had strong sequential quarter over quarter growth in sales of CLIA laboratory services of 82%, or $300,000 in net sales. We continue to see improvement in gross margins. Our gross profit margins improved from 49% in the second quarter of 2006 to 54% in the current quarter ended June 30, 2007. The largest contributor to this increase is our Discovery Services product line which went from a negative gross profit in both the second quarter of 2006 and the first quarter of 2007 to a positive gross profit margin of 29% in the quarter ended June 30, 2007. Overall operating expenses included $624,000 of restructuring charges, primarily related to closings in France and the United Kingdom. Net profit was $226,000 for the second quarter ended June 30, 2007. This included two non-recurring items. First, we completed the sale of an investment in equity securities realizing a gain of $937,500. The second item noted above was the $624,000 of restructuring charges. As of the end of the second quarter ended June 30, 2007, we had cash and cash equivalents of $7.9 million and believe we will have sufficient liquidity to meet our operating needs throughout the year.

Outlook

We continue to work toward our objective of generating income from continuing operations and positive cash flows from continuing operations. To accomplish these goals, we must generate growth in net sales and continue to control manufacturing and other operating expenses. Sales of bioinstruments, including both our WAVE System and instruments we sell for other manufacturers, continue to be affected by competition from other technologies. In addition, ongoing changes in the marketplace and the funding arrangements of our customers have led to sporadic sales in some markets. We continue to work to develop new applications for our WAVE System in an attempt to expand its market and sales. Sales of our OEM instruments continue to be a priority. We are also focusing increased efforts to expand our Discovery Services sales. In particular, the growth in our CLIA laboratory services has been promising and we believe we will continue to see ongoing growth from this business. We recently announced further cost reduction initiatives, including the closing of facilities in Europe. While the effects of these efforts have not been realized in the first half of 2007, we expect to see a more noticeable impact in the second half of the year.

Results of Continuing Operations

Three Months Ended June 30, 2007 and 2006

Net Sales. Net sales consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Change
	2007	2006	$	%
Bioinstruments	$3,383	$3,743	$(360)	(10)%
Bioconsumables	2,218	2,296	(78)	(3)%
Discovery Services	671	150	521	347%

Net sales	$6,272	$6,189	$83	1%

The bioinstrument net sales decrease of 10% was due to fewer WAVE Systems being sold. Sixteen WAVE Systems were sold during the three months ended June 30, 2007, compared to 24 during the same period of 2006. WAVE sales in each period include sales of refurbished WAVEs. This decrease resulted from lower demand primarily in our largest markets throughout Western Europe. The sale of OEM instruments increased from 2 in the three months ended June 30, 2006 to 3 in the same period in 2007. There are significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. Net sales of consumables related to our WAVE Systems and other third-party instruments were down slightly year over year, primarily related to our separations product. The largest growth was in our discovery services net sales. The 347% increase was all attributable to CLIA laboratory services.

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

	Three Months Ended June 30,		Change
	2007	2006	$	%
Bioinstruments	$1,368	$1,492	$(124)	(8)%
Bioconsumables	1,013	1,222	(209)	(17)%
Discovery Services	478	426	52	12%

Cost of goods sold	$2,859	$3,140	$(281)	(9)%

Gross profit was $3.4 million or 54% of total net sales during the three months ended June 30, 2007, compared to $3.0 million or 49% during the same period of 2006. Although net sales declined, gross profits as percentage of net sales increased due to lower consumable material and manufacturing costs and also due to the leverage of the discovery services costs. Some of the decrease in manufacturing costs was due to a shifting of personnel to research and development efforts. The Company continues to have a large fixed expense base outside of direct material costs. Discovery services costs have a large fixed component, so increases in net sales drive gross profit improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $3.1 million during the three months ended June 30, 2007, compared to $2.8 million during the same period of 2006, an increase of $0.3 million or 11%. This increase was primarily due to increased compensation expense associated with personnel reassigned from Nucleic Acids production. These expenses are consistent with the third and fourth quarters of 2006 which we believe is a better comparison as all three quarters are comparable with no realignment of expenses between areas.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, supplies, and facility costs and are expensed in the period in which they are incurred. These costs remained flat and totaled $0.5 million during the three months ended June 30, 2007, compared to $0.5 million during the same period of 2006.

Research and development expenses totaled 8% and 9% of net sales during the three months ended June 30, 2007 and 2006, respectively.

Restructuring Charges. Restructuring charges consist of costs related to a reduction in force at our Omaha, Nebraska facility, ongoing activities to close a production facility in Cramlington, England, and ongoing activities to close an administrative office outside of Paris, France.

Other Income (Expense). Other income during the three months ended June 30, 2007 was $1.0 million as compared to less than $0.1 million for the three months ended June 30, 2006. The increase was attributable to the sale of an investment in equity securities. On May 10, 2007, the Company sold 250,000 shares of stock in Pinnacle Pharmaceuticals, Inc. at a price of $3.75 per share. Gross proceeds realized from the sale were $937,500 which resulted in a gain of $937,500 and is reflected in other income during the period. Remaining other income consisted primarily of interest income from cash and cash equivalents invested in overnight instruments.

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

Six Months Ended June 30, 2007 and 2006

Net Sales. Net sales consisted of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2007	2006	$	%
Bioinstruments	$6,006	$7,784	$(1,778)	(23)%
Bioconsumables	4,448	4,540	(92)	(2)%
Discovery Services	1,040	362	678	187%

Net sales	$11,494	$12,686	$(1,192)	(9)%

The bioinstrument net sales decrease of 23% was due to fewer WAVE Systems and OEM instruments being sold. Thirty WAVE Systems were sold during the six months ended June 30, 2007, compared to 47 during the same period of 2006. There were 5 OEM instruments sold during the six months ended June 30, 2007 compared to 8 during the same period in 2006. WAVE sales in each period include sales of refurbished WAVEs. This decrease resulted from lower demand in all major geographic markets and among both research and diagnostic users, particularly in our largest markets throughout Western Europe. There are significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. Net sales of consumables related to our WAVE Systems and other third-party instruments were relatively flat year over year. The largest growth, an increase of 187%, was in discovery services, and all attributable to our CLIA laboratory services.

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

	Six Months Ended June 30,		Change
	2007	2006	$	%
Bioinstruments	$2,359	$3,252	$(893)	(27)%
Bioconsumables	2,078	2,495	(417)	(17)%
Discovery Services	936	907	29	3%

Cost of goods sold	$5,373	$6,654	$(1,281)	(19)%

Gross profit was $6.1 million or 53% of total net sales during the six months ended June 30, 2007 compared to $6.0 million or 48% during the same period of 2006. Although net sales declined, gross profits as percentage of net sales increased due to lower costs for refurbished WAVE Systems, the mix of instruments sold, lower consumable material and manufacturing costs and the leverage related to the discovery services net sales. Some of the decrease in manufacturing costs was due to a shifting of personnel to research and development efforts. The Company continues to have a large fixed expense base outside of direct material costs. Discovery Services costs have a large fixed component, so increases in net sales drive gross profit improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $6.0 million during the six months ended June 30, 2007, compared to $5.5 million during the same period of 2006, an increase of $0.5 million or 9%. This increase was primarily due to increased compensation expense associated with personnel reassigned from Nucleic Acids production. These expenses are consistent with the third and fourth quarters of 2006 which we believe is a better comparison as all three quarters are comparable with no realignment of expenses between areas.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, supplies, and facility costs and are expensed in the period in which they are incurred. These costs totaled $1.6 million during the six months ended June 30, 2007, compared to $1.1 million during the same period of 2006, an increase of $0.5 million, primarily from collaboration expense on new WAVE applications, increased compensation costs associated with personnel reassigned from Nucleic Acid production and patent costs for discovery services.

Research and development expenses totaled 13% and 9% of net sales during the six months ended June 30, 2007 and 2006, respectively.

Restructuring Charges. Restructuring charges consist of costs related to a reduction in force at our Omaha, Nebraska facility, ongoing activities to close a production facility in Cramlington, England, and ongoing activities to close an administrative office outside of Paris, France.

Other Income (Expense). Other income during the six months ended June 30, 2007 and 2006 was $1.1 million and $0.1 million, respectively. The increase was attributable to the sale of an investment in equity securities. On May 10, 2007, the Company sold 250,000 shares of stock in Pinnacle Pharmaceuticals, Inc. at a price of $3.75 per share. Gross proceeds realized from the sale were $937,500 which resulted in a gain of $937,500 and is reflected in other income during the period. Remaining other income consisted primarily of interest income from cash and cash equivalents invested in overnight instruments.

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

Results of Discontinued Operations

Three Months Ended June 30, 2007 and 2006

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

	Three Months Ended June 30,
	2007	2006
NET SALES	$—	$581
COST OF GOODS SOLD	—	463

Gross profit	—	118
OPERATING EXPENSES	7	244

INCOME (LOSS) FROM OPERATIONS	(7)	(126)
OTHER INCOME	—	1

INCOME (LOSS) BEFORE INCOME TAXES	(7)	(125)
INCOME TAX	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(7)	$(125)

Six Months Ended June 30, 2007 and 2006

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

	Six Months Ended June 30,
	2007	2006
NET SALES	$—	$1,135
COST OF GOODS SOLD	—	843

Gross profit	—	292
OPERATING EXPENSES	(66)	433

INCOME (LOSS) FROM OPERATIONS	66	(141)
OTHER INCOME	—	2

INCOME (LOSS) BEFORE INCOME TAXES	66	(139)
INCOME TAX	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$66	$(139)

Assets associated with the Nucleic Acids segment consisted principally of the Company’s facility in Glasgow, Scotland. During the six months ended June 30, 2007, the Company completed the sale of the Glasgow facility and the associated equipment for $2.9 million, net of selling expenses, which resulted in a gain of $0.1 million. The gain is reflected in the operating expenses of discontinued operations during the period.

Liquidity and Capital Resources

Our working capital positions at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006	Change
Current assets (including cash and cash equivalents of $7,883 and $5,868, respectively)	$18,175	$15,605	$2,570
Current liabilities	5,507	5,329	(178)

Working capital	$12,668	$10,276	$2,392

The increase in working capital was largely driven by the proceeds from the sale of the Glasgow facility and related equipment for $2.9 million and the sale of an investment in equity securities of $0.9 million, offset by the net loss for the six months ended June 30, 2007.

Although we have experienced declining sales and recurring net losses (resulting in an accumulated deficit of $127 million at June 30, 2007), management believes existing sources of liquidity, including cash and cash equivalents of $7.9 million, are sufficient to meet expected cash needs through 2007. We will need to increase our net sales and further reduce operating expenses in order to meet our liquidity needs for the existing business on a long-term basis. We cannot assure you that we will be able to increase net sales or further reduce our expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations of the Company indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on the Company’s new product pipeline and ultimately net sales. The Company could also pursue additional financing, but ultimately, the Company must achieve sufficient net sales to consistently generate net income and cash flows.

Analysis of Cash Flows

Six Months Ended June 30, 2007 and 2006

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased $2.0 million during the six months ended June 30, 2007 compared to an increase of $0.6 million during the six months ended June 30, 2006. The 2007 increase was the result of net cash provided by investing activities of $3.6 million, offset by net cash used by operating activities of $1.6 million. These were minimally offset from foreign currency exchange rates. The 2006 increase was similarly the result of net cash provided by operating activities of $0.7 million and the effect of foreign currency exchange rates of $0.1 million offset by net cash used in investing activities of $0.2 million.

Cash Flows used in Operating Activities. Cash flows used in operating activities totaled $1.6 million during the six months ended June 30, 2007, compared to cash flows generated from operating activities of $0.7 million during the same period of 2006. The use of cash flows in 2007 related primarily to the gain on sale of an investment in equity securities of $0.9 million, as well as higher inventory levels of $0.6 million related to the OEM instruments.

Cash flows generated from operating activities in 2006 related primarily to a net loss of $0.7 million offset by non-cash charges of $1.0 million. Non-cash charges consisted of depreciation and amortization. Working capital and other adjustments increased cash flows from operating activities by $0.4 million.

Cash Flows from Investing Activities. Cash flows provided by investing activities totaled $3.6 million during the six months ended June 30, 2007 compared to cash flows used in investing activities of $0.2 million during the same period of 2006. Cash flows provided by investing activities in 2007 consisted primarily of sales proceeds from our Glasgow facility and equipment of $2.9 million and sales proceeds of an investment in equity securities of $0.9 million. Cash flows used by investing activities in 2006 consisted of purchases of property and equipment and patent costs.

Cash Flows from Financing Activities. Cash flows from financing activities were minimal during the six months ended June 30, 2007 and June 30, 2006.

Obligations and Commitments

The following identifies material obligations and commitments as of June 30, 2007:

	Payments Due by Period
Contractual Obligations							After
Millions of dollars	Total	2007	2008	2009	2010	2011	2011
Operating leases (a)	$3.75	$0.54	$0.86	$0.77	$0.66	$0.50	$0.42
Purchase obligations (b)	1.25	1.25	—	—	—	—	—

Total contractual obligations	$5.00	$1.79	$0.86	$0.77	$0.66	$0.50	$0.42

(a)	Operating leases include facility, automobile and other equipment leases.
(b)	Purchase obligations include purchase commitments for components used in WAVE Systems and OEM instruments.

Off-Balance Sheet Arrangements

At June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes with respect to these estimates during the six months ended June 30, 2007, except for the treatment of the contingency accruals.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than likely not to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see Note H in Part I, Item 1 of this report.

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no changes to those listed except as noted in Note B.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Translation Risk. During the six months ended June 30, 2007 and 2006, our international sales represented more than 68% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly-owned subsidiaries, Transgenomic Limited, and Cruachem Limited, whose operating currencies are British Pounds Sterling and the Euro. Results of operations for our foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such, we feel we do not have a material exposure to foreign currency rate fluctuations at this time.

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

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 23, 2007 in Omaha, Nebraska for the purpose of electing two Class I directors (for terms to expire in 2010) and one Class III director (for a term to expire in 2009). The following sets forth the results of the voting at the Annual Meeting:

Director Nominee	Class/Term Ending	Votes For	Votes Withheld
Craig J. Tuttle	Class I /2010	30,063,591	816,802
Frank R. Witney, Ph.D.	Class I /2010	30,809,567	70,826
Rodney S. Markin, M.D., Ph.D.	Class III /2009	30,809,567	70,826

Accordingly, Messrs. Tuttle, Witney and Markin were re-elected to the Board of Directors at the Annual Meeting. Each of our other directors, Gregory T. Sloma, Jeffrey L. Sklar, M.D., Ph.D., and Gregory J. Duman, continued in office as a director after the Annual Meeting.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q (Registration No. 000-30975) filed on November 14, 2005

3.2	Amended and Restated Bylaws of the Registrant filed on May 25, 2007

4	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000

10.1	Stock Purchase Agreement, dated May 10, 2007, between the Registrant and New River Management IV, LP

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: August 14, 2007	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer