Form 10-Q
period 2007-09-30
TRANSGENOMIC INC
filed 2007-11-14
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of September 30, 2007, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,543	$5,868
Accounts receivable (net of allowances for bad debts of $585 and $613, respectively)	5,646	6,525
Inventories	4,492	2,672
Prepaid expenses and other current assets	905	540
Total current assets	17,586	15,605
PROPERTY AND EQUIPMENT:
Equipment	10,759	10,345
Furniture and fixtures	4,058	3,820
	14,817	14,165
Less: accumulated depreciation	13,251	12,667
	1,566	1,498
OTHER ASSETS:
Goodwill	638	638
Other assets	725	853
Non-current assets of discontinued operations	—	2,773
	$20,515	$21,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,964	$1,558
Other accrued expenses	3,882	2,898
Accrued compensation	575	689
Current liabilities of discontinued operations	—	184
Total current liabilities	6,421	5,329
Other long-term liabilities	129	—
Total liabilities	6,550	5,329
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 and 60,000,000 shares authorized, respectively, 49,189,672 and 49,189,672 shares outstanding, respectively	497	497
Additional paid-in capital	139,054	138,966
Accumulated other comprehensive income	2,387	2,100
Accumulated deficit	(127,973)	(125,525)
Total stockholders’ equity	13,965	16,038
	$20,515	$21,367

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$5,151	$4,919	$16,645	$17,605
COST OF GOODS SOLD	2,500	2,607	7,872	9,261
Gross profit	2,651	2,312	8,773	8,344
OPERATING EXPENSES:
Selling, general and administrative	2,672	3,305	8,719	8,834
Research and development	720	586	2,270	1,721
Restructuring Charge	681	—	1,305	—
	4,073	3,891	12,294	10,555

LOSS FROM OPERATIONS	(1,422)	(1,579)	(3,521)	(2,211)
OTHER INCOME (EXPENSE):
Interest income (expense)	75	(7)	215	149
Gain on sale of investment	—	—	938	—
Other, net	4	68	8	—
	79	61	1,161	149
LOSS BEFORE INCOME TAXES	(1,343)	(1,518)	(2,360)	(2,062)
INCOME TAX EXPENSE	6	7	25	24
LOSS FROM CONTINUING OPERATIONS	(1,349)	(1,525)	(2,385)	(2,086)
INCOME(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(164)	66	(304)
NET LOSS	$(1,349)	$(1,689)	$(2,319)	$(2,390)
COMPREHENSIVE LOSS	$(1,217)	$(1,350)	$(2,032)	$(1,552)
BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.04)
From discontinued operations	(0.00)	0.00	(0.00)	(0.01)
	$(0.03)	$(0.03)	$(0.05)	$(0.05)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672	49,189,672	49,188,040
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672	49,189,672	49,188,040

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2007
(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	49,189,672	$497	$138,966	$(125,525)	$2,100	$16,038
Cumulative effect of adoption of FIN 48 (Note H)	—	—	—	(129)	—	(129)
Balance, January 1, 2007	49,189,672	$497	$138,966	$(125,654)	$2,100	$15,909
Net loss	—	—	—	(2,319)	(2,319)	(2,319)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	287	287
Comprehensive loss	—	—	—	—	(2,032)	—
Stock-based compensation	—	—	87	—	—	87
Balance, September 30, 2007	49,189,672	$497	$139,054	$(127,973)	$2,387	$13,965

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,319)	$(2,390)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	978	1,361
Impairment charge	—	437
Non-cash, stock based compensation	87	152
(Gain) Loss on sale of investment and assets	(1,034)	15
Changes in operating assets and liabilities:
Accounts receivable	1,041	2,585
Inventories	(1,800)	805
Prepaid expenses and other current assets	(344)	26
Accounts payable	124	(820)
Accrued expenses	615	(1,691)
Net cash flows provided by (used in) operating activities	(2,652)	480
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(523)	(228)
Change in other assets	(133)	(54)
Proceeds from asset sales	3,935	95
Net cash flows provided by (used in) investing activities	3,279	(187)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	—	5
Net cash flows from financing activities	—	5
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	48	271
NET CHANGE IN CASH AND CASH EQUIVALENTS	675	569
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,868	6,736
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,543	$7,305
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5	$—
Income taxes, net	25	24

See notes to condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
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

•
Bioinstruments.  The flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,400 WAVE Systems as of September 30, 2007. We also distribute bioinstruments produced by other manufacturers through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

•
Discovery Services.  We provide various genetic laboratory services through a contract research lab in Gaithersburg, Maryland and a second laboratory in Omaha, Nebraska. The lab in Omaha operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment. The services provided by the laboratories primarily include (1) genomic biomarker analysis services to pharmaceutical and biopharmaceutical companies to support preclinical and clinical development of targeted therapeutics, and (2) molecular-based testing for hematology, oncology and certain inherited diseases for physicians and third-party laboratories.

Historically, we operated a segment (the “Nucleic Acids operating segment”) that developed, manufactured and marketed chemical building blocks for nucleic acid synthesis. In the fourth quarter of 2005, we implemented a plan to exit the Nucleic Acids operating segment and during the three months ended March 31, 2007, we completed the sale of the remaining assets associated with this segment. Accordingly, the assets and results of the Nucleic Acids operating segment are reflected as discontinued operations for all periods presented in this filing.

Although we have experienced declining sales and recurring net losses (resulting in an accumulated deficit of $128 million at September 30, 2007), management believes existing sources of liquidity, including cash and cash equivalents of $6.5 million, are sufficient to meet expected cash needs into 2008. Although our business consolidation efforts have helped control our operating costs, we will need to increase net sales and/or further reduce operating expenses in order to meet our liquidity needs on a long-term basis. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely. In addition, such cost and expense reductions could have an adverse impact on the new product pipeline and ultimately net sales. We could also pursue additional financing, but ultimately, we must achieve sufficient net sales to consistently generate net income and cash flows from operations.

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
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands except per share data and as noted)

Basis of Presentation.

The consolidated balance sheet as of December 31, 2006 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and temporary overnight investments with original maturities at acquisition of three months or less.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$649	$493	$613	$1,008
Charges to income	(64)	30	(27)	7
Deductions from reserves	—	26	(1)	(466)
Ending balance	$585	$549	$585	$549

While payment terms are generally 30 days, we have also provided extended payment terms of up to 90 days in certain cases. We review accounts receivable on a quarterly basis and adjust our bad debt reserve accordingly.

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

Equipment, Furniture and Fixtures.

Equipment, furniture and fixtures are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	2 to 10 years

Furniture and fixtures	5 to 7 years

Production equipment	5 to 7 years

Computer equipment	3 to 5 years

Research and development equipment	3 to 5 years

Demonstration equipment	3 to 5 years

Depreciation and amortization during the three months ended September 30, 2007 and 2006, respectively, included $236 and $405, respectively, related to depreciation of property and equipment. Depreciation and amortization during the nine months ended September 30, 2007 and 2006, respectively, included $978 and $1,361 respectively.

TRANSGENOMIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands except per share data and as noted)

Goodwill.

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, provides that goodwill will not be amortized, but will be tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year. Impairment occurs when the carrying value is determined to be not recoverable thereby causing the fair value of the goodwill to exceed the carrying value. If impaired, the asset’s carrying value is reduced to its fair value.

Other Assets.

Long-Lived Assets.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. We periodically review the carrying value of our long-lived assets to assess recoverability and impairment.  We recorded no impairments during the three and nine months ended September 30, 2007 or 2006.

Other assets include intellectual property, patents, other intangible assets, and other long-term assets.

Intellectual Property. Initial costs paid to license intellectual property from independent third parties are capitalized and amortized using the straight-line method over the license period. Ongoing royalties related to such licenses are expensed as incurred.

Patents. We capitalize external and in-house legal costs, filing fees and other expenses associated with obtaining patents on new discoveries and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.

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

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of September 30, 2007 had vesting periods of three years from date of grant. None of the stock options outstanding at September 30, 2007 are subject to performance or market-based vesting conditions.

We adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), on January 1, 2006. FAS 123(R) requires us to measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period).

On December 28, 2005, our Directors approved a plan to accelerate the vesting of all outstanding stock options. Aside from the acceleration of the vesting date, the terms and the conditions of the stock option award agreements governing the underlying stock option grants remained unchanged. As a result of this plan, options to purchase approximately 1,081,845 shares became immediately exercisable. All such options were out-of-the-money and, accordingly, the accelerated vesting resulted in no compensation expense since there was no intrinsic value associated with these fixed awards at the date of modification. Accelerating the vesting of these options allowed us to avoid recognition of compensation expense associated with these options in future periods.

During the nine months ended September 30, 2007, we recorded compensation expense of $87 within the general administrative expense related to the vesting of 870,000 options. During the nine months ended September 30, 2006, we recorded compensation expenses of $3 related to 240,000 new option grants and $149 related to an extension of the post-termination exercise period for 450,000 options from 90 days after termination to the remaining contractual term of the original option grants. The fair value of the options was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 4.97% to 5.08%, based on the U.S.  Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 89.14% and 67.58% for grants issued for the nine months ended September 30, 2007 based on the historical volatility of our stock over a time that is consistent with the expected life of the option. As of September 30, 2007, there was $435 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

TRANSGENOMIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
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

Revenue Recognition.

Revenue (referred to as “net sales”) on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized over the service period. At September 30, 2007 and December 31, 2006, deferred revenue mainly associated with our service contracts, included in the balance sheet in other accrued expenses, was approximately $1,898 and $1,591, respectively.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments from continuing operations decreased net loss by $77 and $181 during the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, foreign currency transactions adjustments from continuing operations increased net loss by $98 and decreased net loss by $98, respectively.

Comprehensive Income.

Accumulated other comprehensive income at September 30, 2007 and December 31, 2006 consisted of foreign currency translation adjustments, net of applicable tax of zero. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 12,201,141 and 13,778,841 shares of our common stock have been excluded from the computation of diluted earnings per share at September 30, 2007 and 2006, respectively, because the effect would be anti-dilutive due to the net loss from continuing operations in those periods. As a result, none of our outstanding options, warrants or conversion rights affect the calculation of diluted earnings per share.

TRANSGENOMIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands except per share data and as noted)

Recently Issued Accounting Pronouncements.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”). While this Statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective beginning in the first quarter of 2008. We are currently assessing the impact FAS 157 may have on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 will become effective for us beginning with the first quarter of 2008. We are currently assessing the impact FAS 159 may have on our Consolidated Financial Statements.

C. DISCONTINUED OPERATIONS

In the fourth quarter of 2005, we implemented a plan to exit the Nucleic Acids operating segment. Accordingly, we now reflect the results related to this operating segment as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or that are considered corporate overhead have not been allocated in arriving at the loss from discontinued operations. Summary results of operations of the former Nucleic Acids operating segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$—	$7	$—	$1,142
COST OF GOODS SOLD	—	—	—	843
Gross profit	—	7	—	299

OPERATING EXPENSES	—	172	(66)	605
INCOME (LOSS) FROM OPERATIONS	—	(165)	66	(306)
OTHER INCOME	—	1	—	2
INCOME (LOSS) BEFORE INCOME TAXES	—	(164)	66	(304)
INCOME TAX	—	—	—	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$—	$(164)	$66	$(304)

Assets associated with the Nucleic Acids segment consisted principally of our facility in Glasgow, Scotland. During the quarter ended March 31, 2007, we completed the sale of the Glasgow facility and the associated equipment for $2.9 million, net of selling expenses, which resulted in a gain of $0.1 million.

TRANSGENOMIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands except per share data and as noted)

The assets and liabilities of the former Nucleic Acids operating segment were as follows:

	September 30, 2007	December 31, 2006
Accounts receivable (net of allowances for doubtful accounts of $177 and $173, respectively)	$—	$—
Prepaid expenses and other current assets	—	—
Current assets of discontinued operations	$—	$—
Property and equipment, net	$—	$2,773
Non-current assets of discontinued operations	$—	$2,773
Accounts payable	$—	$45
Other accrued expenses	—	139
Current liabilities of discontinued operations	$—	$184

Liabilities are related to expenses to be paid during 2007 for final closing costs of the Glasgow facility.

D. RESTRUCTURING CHARGES

We recorded restructuring charges totaling $681 and $1.3 million for the three and nine months ended September 30, 2007. The restructuring charges were comprised of severance totaling $892, facility closure costs totaling $272 and other costs totaling $155. Restructuring charges related to three events: A restructuring plan completed in the second quarter of 2007, which resulted from the termination of four employees in Omaha, Nebraska; facility closure activities to close the Cramlington, England production facility and consolidate production in the Omaha, Nebraska facility; and facility closure activities to close an administrative office outside Paris, France, and combine those operations with those functions performed elsewhere in the organization.

E. INVENTORIES

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Finished goods	$3,193	$2,146
Raw materials and work in process	1,286	443
Demonstration inventory	13	83
	$4,492	$2,672
F. OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	September 30, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$865	$704	$161	$765	$677	$88
Patents	659	185	474	676	155	521
Other	303	213	90	705	461	244
Total	$1,827	$1,102	$725	$2,146	$1,293	$853

TRANSGENOMIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands except per share data and as noted)

Amortization expense for intangible assets was $24 and $10 during the three months ended September 30, 2007 and 2006, respectively, and $69 and $160 during the nine months ended September 30, 2007 and 2006, respectively. Amortization expense for intangible assets is expected to be approximately $22 for the remainder of 2007, $87 in 2008, $75 in 2009, $50 in 2010, $39 in 2011, and $32 in 2012 and 2013.

G. COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $259 for the remainder of 2007, $862 in 2008, $768 in 2009, $655 in 2010, $498 in 2011, $293 in 2012, and $98 thereafter. Rent expense for continuing operations related all to operating leases for the three months ended September 30, 2007 and 2006 was approximately $298 and $260, respectively, and for the nine months ended September 30, 2007 and 2006 was approximately $825 and $774, respectively.

At September 30, 2007, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $349. We expect to satisfy these purchase commitments during 2007.

H. INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than likely not to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the tax returns that do not meet these recognition and measurement standards.

Upon adoption of FIN 48 on January 1, 2007, we recognized a $129 increase in the liability for unrecognized tax benefits. This increase in the liability was offset by an increase to the January 1, 2007 balance in the accumulated deficit. The gross amount of unrecognized tax benefits as of the date of adoption was $129, all of which would affect the effective tax rate if recognized. Included in this amount is an aggregate of $72 of interest and penalties. Our policy is to recognize interest and penalties directly related to income taxes as part of income tax expense.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for Federal income tax returns related to tax years 2004 through 2006. We have state income tax returns subject to examination primarily for tax years 2003 through 2006. Open tax years related to foreign jurisdictions remain subject to examination. Our primary foreign jurisdiction is the United Kingdom which has open tax years for 2005 through 2006. We are not currently under examination in any jurisdiction.

During the three and nine months ended September 30, 2007, there were no material changes to the liability for uncertain tax positions.

I. EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We match the employees’ contributions at the rate of 50% on the first 6% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were $37 and $40 for the three months ended September 30, 2007 and 2006, respectively, and $118 and $122 for the nine months ended September 30, 2007 and 2006, respectively.

TRANSGENOMIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands except per share data and as noted)

J. STOCKHOLDERS’ EQUITY

Common Stock Warrants.

No common stock warrants were issued during the three and nine months ended September 30, 2007 or 2006. At September 30, 2007, there are 8,062,577 common stock warrants outstanding.

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
(2)
These warrants were issued in conjunction with two loans that had been made to us by Laurus Master Fund, Ltd. (the “Laurus Loans”), and subsequent modifications of these loans. In conjunction with the 2005 Private Placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding.

(3)	These warrants were issued in conjunction with operating leases with GE Capital. While the leases have since been terminated, the warrants remain outstanding.

K. STOCK OPTIONS

The following table summarizes stock option activity during the nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2007:	5,467,664	$4.07
Granted	570,000.70
Exercised	—	—
Forfeited	(1,883,100)	4.18
Balance at September 30, 2007:	4,166,064	$3.56
Exercisable at September 30, 2007:	3,271,064	$4.35

During the nine months ended September 30, 2007, we granted 570,000 stock options at a weighted average exercise price of $0.70 under our 2006 Equity Incentive Plan (formerly, the 1997 Stock Option Plan). The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2007 was $0.70.

During the nine months ended September 30, 2007, we recorded compensation expense of $87 within the general administrative expense related to the vesting of options. During the nine months ended September 30, 2006, we recorded compensation expenses of $3 related to 240,000 new option grants and $149 related to an extension of the post-termination exercise period for 450,000 options from 90 days after termination to the remaining contractual term of the original option grants. The fair value of the options was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 4.97% to 5.08%, based on the U.S.  Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 89.14% and 67.58% for grants issued for the nine months ended September 30, 2007 based on the historical volatility of our stock over a time that is consistent with the expected life of the option. As of September 30, 2007, there was $435 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

TRANSGENOMIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands except per share data and as noted)

L. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

We have one reportable operating segment. Although net sales are analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Bioinstruments	$2,371	$2,510	$8,377	$10,294
Bioconsumables	2,113	2,100	6,561	6,640
Discovery Services	667	309	1,707	671
	$5,151	$4,919	$16,645	$17,605

Net cost of goods sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Bioinstruments	$783	$1,046	$3,142	$4,297
Bioconsumables	1,119	1,135	3,197	3,630
Discovery Services	598	426	1,533	1,334
	$2,500	$2,607	$7,872	$9,261

Net sales by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$2,005	$1,712	$5,663	$4,996
Europe	2,216	2,870	8,865	10,652
Pacific Rim	381	165	1,022	1,075
Other	549	172	1,095	882
	$5,151	$4,919	$16,645	$17,605

No customer accounted for more than 10% of consolidated net sales during the three and nine months ended September 30, 2007 and 2006.

Substantially, all of the long-lived assets are within the United States.

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

•
Bioinstruments. Our flagship product is the WAVE System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,400 WAVE Systems as of September 30, 2007. We also sell a number of complementary equipment platforms manufactured by others (“OEM Instruments”). Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Historically, we operated a segment (the “Nucleic Acids operating segment”) that developed, manufactured and marketed chemical building blocks for nucleic acid synthesis to biotechnology, pharmaceutical and oligonucleotide synthesis companies and research institutions throughout the world. In the fourth quarter of 2005, we implemented a plan to exit this operating segment. Accordingly, results of this operating segment are reflected as discontinued operations for all periods presented in this filing. In the first quarter of 2007, we completed the sale of the remaining assets associated with the segment.

Executive Summary

Net sales for the three months ended September 30, 2007 increased by 5%, compared to the same period in 2006. The increase is primarily attributable to our Discovery Services products. Net sales from bioinstruments were down 6%. Net sales from bioconsumables were flat. Net sales from Discovery Services grew more than 115%, or $358, compared to the same quarter in 2006. The entire increase was related to the CLIA laboratory services. Gross margins improved year over year. Our gross profit margins improved from 47% in the third quarter of 2006 to 51% in the current quarter ended September 30, 2007. The largest contributor to this increase is our Discovery Services product line which went from a negative gross profit in the third quarter of 2006 to a positive gross profit margin of 10% in the quarter ended September 30, 2007. Overall operating expenses included a non recurring expense of $681 for restructuring charges, primarily related to closings in France and the United Kingdom. Net loss was $1.3 million for the third quarter ended September 30, 2007. This is an improvement of $340 or 20% over the same quarter in 2006. As of the end of the third quarter ended September 30, 2007, we had cash and cash equivalents of $6.5 million.

Outlook

We continue to work toward our objective of generating income from continuing operations and positive cash flows from continuing operations. To accomplish these goals, we must generate growth in net sales and continue to control manufacturing and other operating expenses. Sales of bioinstruments, including both our WAVE System and OEM instruments, we continue to be affected by competition from other technologies. In addition, ongoing changes in the marketplace and the funding arrangements of our customers have led to sporadic sales in some markets. We continue to work to develop new applications for our WAVE System in an attempt to expand its market and sales. Sales of our OEM instruments continue to be a priority. We are also focusing increased efforts to expand our Discovery Services sales. In particular, the growth in our CLIA laboratory services has been promising and we believe we will continue to see ongoing growth from this business. In addition, we completed work on seven pharmaceutical company projects and completed negotiations to begin a phase two clinical trial for an important cancer drug for a major bio-pharmaceutical partner. We continue to work on our cost reduction initiatives, including the closing of facilities in Europe. We expect to complete these initiatives by the end of the year. The effects of these efforts will have a more noticeable impact in 2008.

Results of Continuing Operations

Three Months Ended September 30, 2007 and 2006

Net Sales. Net sales consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Change
	2007	2006	$	%
Bioinstruments	$2,371	$2,510	$(139)	(6)%
Bioconsumables	2,113	2,100	13	1%
Discovery Services	667	309	358	116%
Net sales	$5,151	$4,919	$232	5%

The bioinstrument net sales decrease of 6% was due to fewer OEM Systems being sold. There were no OEM instrument sales in the third quarter of 2007. Fourteen WAVE Systems were sold during the three months ended September 30, 2007, compared to nine during the same period of 2006. The increased sales were in the United States and Asia markets. WAVE sales in each period include sales of refurbished WAVEs. There are significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. Net sales of consumables related to our WAVE Systems and other third-party instruments were flat year over year. The largest growth was in our discovery services net sales. The 116% increase was all attributable to CLIA laboratory services.

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

	Three Months Ended September 30,		Change
	2007	2006	$	%
Bioinstruments	$783	$1,046	$(263)	(25)%
Bioconsumables	1,119	1,135	(16)	(1)%
Discovery Services	598	426	172	40%
Cost of goods sold	$2,500	$2,607	$(107)	(4)%

Gross profit was $2.7 million or 51% of total net sales during the three months ended September 30, 2007, compared to $2.3 million or 47% during the same period of 2006. Gross profits as percentage of net sales increased due to product mix in our instrument sales and also due to the leverage of the discovery services costs. We continue to have a large fixed expense base outside of direct material costs. Discovery Services costs have a large fixed component, so increases in net sales drive gross profit improvement. The Discovery Services revenue increase quarter over quarter was 116% while the increase in cost of goods sold was only 40%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $2.7 million during the three months ended September 30, 2007, compared to $3.3 million during the same period of 2006, a decrease of $0.6 million or 19%. This decrease was primarily due to the consolidation and cost containment initiatives.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, supplies, and facility costs and are expensed in the period in which they are incurred. These costs remained flat and totaled $0.7 million during the three months ended September 30, 2007, compared to $0.6 million during the same period of 2006.

Research and development expenses totaled 14% and 12% of net sales during the three months ended September 30, 2007 and 2006, respectively.

Restructuring Charges. Restructuring charges consist of costs related to a reduction in force at our Omaha, Nebraska facility, ongoing activities to close a production facility in Cramlington, England, and ongoing activities to close an administrative office outside of Paris, France.

Other Income (Expense). Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income totaled $0.1 million during both the three months ended September 30, 2007, and the same period of 2006.

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

Nine Months Ended September 30, 2007 and 2006

Net Sales. Net sales consisted of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2007	2006	$	%
Bioinstruments	$8,377	$10,294	$(1,917)	(19)%
Bioconsumables	6,561	6,640	(79)	(1)%
Discovery Services	1,707	671	1,036	154%
Net sales	$16,645	$17,605	$(960)	(5)%

The bioinstrument net sales decrease of 19% was due to fewer WAVE Systems and OEM instruments being sold. Forty four WAVE Systems were sold during the nine months ended September 30, 2007, compared to 56 during the same period of 2006. There were 3 OEM instruments sold during the nine months ended September 30, 2007 compared to 14 during the same period in 2006. WAVE sales in each period include sales of refurbished WAVEs. This decrease resulted from lower demand in all major geographic markets and among both research and diagnostic users, particularly in our largest markets throughout Western Europe. There are significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. Net sales of consumables related to our WAVE Systems and other third-party instruments were relatively flat year over year. The largest growth, an increase of 154%, was in discovery services, and all attributable to our CLIA laboratory services.

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

	Nine Months Ended September 30,		Change
	2007	2006	$	%
Bioinstruments	$3,142	$4,297	$(1,155)	(27)%
Bioconsumables	3,197	3,630	(433)	(12)%
Discovery Services	1,533	1,334	199	15%
Cost of goods sold	$7,872	$9,261	$(1,389)	(15)%

Gross profit was $8.8 million or 53% of total net sales during the nine months ended September 30, 2007 compared to $8.3 million or 47% during the same period of 2006. Gross profits as percentage of net sales increased due to the mix of instruments sold, lower consumable material and manufacturing costs and the leverage related to the discovery services net sales. Some of the decrease in manufacturing costs was due to a shifting of personnel to research and development efforts. We continue to have a large fixed expense base outside of direct material costs. Discovery Services costs have a large fixed component, so increases in net sales drive gross profit improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $8.7 million during the nine months ended September 30, 2007, compared to $8.8 million during the same period of 2006.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, supplies, and facility costs and are expensed in the period in which they are incurred. These costs totaled $2.3 million during the nine months ended September 30, 2007, compared to $1.7 million during the same period of 2006, an increase of $0.6 million, primarily from collaboration expense, increased compensation costs associated with personnel reassigned from Nucleic Acid production and patent costs for discovery services.

Research and development expenses totaled 14% and 10% of net sales during the nine months ended September 30, 2007 and 2006, respectively.

Restructuring Charges. Restructuring charges consist of costs related to a reduction in force at our Omaha, Nebraska facility, ongoing activities to close a production facility in Cramlington, England, and ongoing activities to close an administrative office outside of Paris, France.

Other Income (Expense). Other income during the nine months ended September 30, 2007 and 2006 was $1.1 million and $0.1 million, respectively. The increase was attributable to the sale of an investment in equity securities. On May 10, 2007, we sold 250,000 shares of stock in Pinnacle Pharmaceuticals, Inc. at a price of $3.75 per share. Gross proceeds realized from the sale were $937,500 which resulted in a gain of $937,500 and is reflected in other income during the period. The investment was in an unlisted company and was carried at a cost of $0. The investment resulted from a prior business combination and the fair value at the acquisition date was determined to be $0. The investment was subject to certain restrictions relating to sale, transfer or other disposition. Remaining other income consisted primarily of interest income from cash and cash equivalents invested in overnight instruments.

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

Three Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,
	2007	2006
NET SALES	$—	$7
COST OF GOODS SOLD	—	—
Gross profit	—	7
OPERATING EXPENSES	—	172
LOSS FROM OPERATIONS	—	(165)
OTHER INCOME	—	1
LOSS BEFORE INCOME TAXES	—	(164)
INCOME TAX	—	—
LOSS FROM DISCONTINUED OPERATIONS	$—	$(164)

Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
NET SALES	$—	$1,142
COST OF GOODS SOLD	—	843
Gross profit	—	299

OPERATING EXPENSES:	(66)	605
INCOME (LOSS) FROM OPERATIONS	66	(306)
OTHER INCOME	—	2
INCOME (LOSS) BEFORE INCOME TAXES	66	(304)
INCOME TAX	—	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$66	$(304)

Assets associated with the Nucleic Acids segment consisted principally of our facility in Glasgow, Scotland. During the nine months ended September 30, 2007, we completed the sale of the Glasgow facility and the associated equipment for $2.9 million, net of selling expenses, which resulted in a gain of $0.1 million. The gain is reflected in the operating expenses of discontinued operations during the period.

Liquidity and Capital Resources
Our working capital positions at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006	Change
Current assets (including cash and cash equivalents of $6,543 and $5,868, respectively)	$17,586	$15,605	$1,981
Current liabilities	6,421	5,329	1,092
Working capital	$11,165	$10,276	$889

The increase in working capital was largely driven by the proceeds from the sale of the Glasgow facility and related equipment for $2.9 million and the sale of an investment in equity securities of $0.9 million, offset by the significant increase in inventory of OEM instruments and the net loss for the nine months ended September 30, 2007.

Although we have experienced declining sales and recurring net losses (resulting in an accumulated deficit of $128 million at September 30, 2007), management believes existing sources of liquidity, including cash and cash equivalents of $6.5 million, are sufficient to meet expected cash needs into 2008. We will need to increase our net sales and further reduce operating expenses in order to meet our liquidity needs on a long-term basis. We cannot assure you that we will be able to increase net sales or further reduce our expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on our new product pipeline and ultimately net sales. We could also pursue additional financing, but ultimately, we must achieve sufficient net sales to consistently generate net income and cash flows.

Analysis of Cash Flows

Nine Months Ended September 30, 2007 and 2006

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased $0.7 million during the nine months ended September 30, 2007 compared to an increase of $0.6 million during the nine months ended September 30, 2006. The 2007 increase was the result of net cash provided by investing activities of $3.3 million, offset by net cash used by operating activities of $2.6 million. These were minimally offset from foreign currency exchange rates. The 2006 increase was the result of net cash used in investing activities of $0.2 million offset by net cash from operating activities of $0.5 million, net cash from financing activities of $0.01 and changes in foreign currency exchange rates of $0.3 million.

Cash Flows used in Operating Activities. Cash flows used in operating activities totaled $2.6 million during the nine months ended September 30, 2007, compared to cash flows generated from operating activities of $0.5 million during the same period of 2006. The use of cash flows in 2007 related primarily to the net loss of $2.3 million and the higher inventory levels of $1.8 million related primarily to the OEM instruments. This is offset by accounts receivable collections of $1.0 and decreased accrued expenses of $0.6.

Cash flows generated from operating activities of $0.5 million in 2006 related primarily to $2.6 million of decreased accounts receivable, $0.8 million of decreased inventory and depreciation/amortization non-cash changes of $1.4 million offset by a net loss of $2.4 million. Non-cash charges consisted of depreciation and amortization. Working capital and other adjustments increased cash flows from operating activities by $0.5 million.

Cash Flows from Investing Activities. Cash flows provided by investing activities totaled $3.3 million during the nine months ended September 30, 2007 compared to cash flows used in investing activities of $0.2 million during the same period of 2006. Cash flows provided by investing activities in 2007 consisted primarily of sales proceeds from our Glasgow facility and equipment of $2.9 million and sales proceeds of an investment in equity securities of $0.9 million. This is offset by the use of cash for the purchase of property and equipment of $0.5 million. Cash flows used by investing activities in 2006 consisted of purchases of property and equipment of $0.2 million and changes in other assets of $0.1 million offset by proceeds from asset sales of $0.1 million.

Cash Flows from Financing Activities. Cash flows from financing activities were minimal during the nine months ended September 30, 2007 and September 30, 2006.

Obligations and Commitments

The following identifies material obligations and commitments as of September 30, 2007:

	Payments Due by Period
Contractual Obligations
Millions of dollars	Total	2007	2008	2009	2010	2011	2012
Operating leases (a)	$3.50	$0.3	$0.9	$0.8	$0.7	$0.5	$0.3
Purchase obligations (b)	0.4	0.4	—	—	—	—	—
Total contractual obligations	$3.90	$0.7	$0.9	$0.8	$0.7	$0.5	$0.3

(a)    Operating leases include facility, automobile and other equipment leases.
(b)    Purchase obligations include purchase commitments for components used in WAVE Systems and OEM instruments.

Off-Balance Sheet Arrangements

At September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes with respect to these estimates during the nine months ended September 30, 2007, except for the treatment of the contingency accruals.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than likely not to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. For additional information on the adoption of FIN 48, see Note H of this report.

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no chnages to those listed except as noted in note B.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Translation Risk. During the nine months ended September 30, 2007 and 2006, our international sales represented more than 67% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, we have two wholly-owned subsidiaries, Transgenomic Limited, and Cruachem Limited, whose operating currencies are British Pounds Sterling and the Euro. Results of operations for our foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect on the balance sheet dates. As a result we are subject to exchange rate risk. The operational expenses of our foreign subsidiaries help to reduce the currency exposure we have based on our sales denominated in foreign currencies by converting foreign currencies directly into goods and services. As such, we feel we do not have a material exposure to foreign currency rate fluctuations at this time.

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

TRANSGENOMIC, INC.

Date: November 14, 2007	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer