Form 10-Q
period 2008-03-31
TRANSGENOMIC INC
filed 2008-05-08
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

                            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

As of May 7, 2008, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,804	$5,723
Accounts receivable (net of allowances for bad debts of $372 and $703, respectively)	6,354	5,095
Inventories	4,299	4,586
Prepaid expenses and other current assets	535	759

Total current assets	16,992	16,163

PROPERTY AND EQUIPMENT:
Equipment	10,924	10,857
Furniture and fixtures	4,067	4,056

	14,991	14,913
Less: accumulated depreciation	13,530	13,334

	1,461	1,579
OTHER ASSETS:
Goodwill	638	638
Other assets	698	710

	$19,789	$19,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,212	$1,245
Other accrued expenses	3,618	3,152
Accrued compensation	607	450

Total current liabilities	5,437	4,847
Other long-term liabilities	147	141

Total liabilities	5,584	4,988
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,189,672 shares outstanding	497	497
Additional paid-in capital	139,165	139,099
Accumulated other comprehensive income	2,189	2,274
Accumulated deficit	(127,646)	(127,768)

Total stockholders’ equity	14,205	14,102

	$19,789	$19,090

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2008	2007
NET SALES	$6,254	$5,222
COST OF GOODS SOLD	2,614	2,514

Gross profit	3,640	2,708
OPERATING EXPENSES:
Selling, general and administrative	2,975	2,980
Research and development	572	1,058

	3,547	4,038

INCOME (LOSS) FROM OPERATIONS	93	(1,330)
OTHER INCOME (EXPENSE):
Interest income (expense), net	33	61
Other, net	(1)	4

	32	65

INCOME (LOSS) BEFORE INCOME TAXES	125	(1,265)
INCOME TAX EXPENSE	3	5

INCOME (LOSS) FROM CONTINUING OPERATIONS	122	(1,270)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	74

NET INCOME (LOSS)	$122	$(1,196)

COMPREHENSIVE INCOME (LOSS)	$38	$(1,220)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$0.00	$(0.02)
From discontinued operations	—	(0.00)

	$0.00	$(0.02)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,192,571	49,189,672

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2008

(Dollars in thousands except per share data)

	Common Stock		Additional	Accumulated Deficit	Accumulated Other	Total
	Outstanding Shares	Par Value	Paid-in Capital		Comprehensive Income (Loss)
Balance, January 1, 2008	49,189,672	$497	$139,099	$(127,768)	$2,274	$14,102
Net income	—	—	—	122	122	122
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	(84)	(84)

Comprehensive income					38

Non-cash stock-based compensation	—	—	65	—	—	65

Balance, March 31, 2008	49,189,672	$497	$139,165	$(127,646)	$2,189	$14,205

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$122	$(1,196)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	197	342
Non-cash, stock based compensation	65	21
(Gain) Loss on sale of investment and assets	(3)	(95)
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	864
Inventories	287	(478)
Prepaid expenses and other current assets	222	(205)
Accounts payable	(33)	(45)
Accrued expenses and accrued compensation	6,275	21

Net cash flows provided by (used in) operating activities	225	(771)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(43)	(17)
Change in other assets	(42)	(8)
Proceeds from asset sales	—	2,873

Net cash flows provided by (used in) investing activities	(85)	2,848

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(59)	(33)

NET CHANGE IN CASH AND CASH EQUIVALENTS	81	2,044
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,723	5,868

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,804	$7,912

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$3
Income taxes, net	13	5

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

A.	BUSINESS DESCRIPTION

Business Description.

Transgenomic, Inc. provides innovative products for the purification and analysis of nucleic acids used in the life sciences industry for research focused on molecular genetics and diagnostics. We also provide genetic variation analytical services to the medical research, clinical and pharmaceutical markets. Net sales are categorized as instrument related and laboratory services.

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,400 WAVE Systems as of March 31, 2008. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Laboratory Services:

•

Molecular Clinical Reference Laboratory. The Molecular Clinical Reference Laboratory specializes in mitochondrial and molecular diagnostic testing including genetic testing for oncology, hematology and inherited disorders. Located in Omaha, Nebraska, the clinical laboratory operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment.

•

Pharmacogenomics Research Services. Pharmacogenomics Research Services is a Contract Research Organization (CRO) located in Gaithersburg, Maryland. It specializes in pharmocogenomic, biomarker and mutation discovery research serving the pharmaceutical and biomedical industries world-wide for disease research, drug and diagnostic development and clinical trial support.

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

Although prior to this time we experienced declining sales and recurring net losses (resulting in an accumulated deficit of $128 million at March 31, 2008), we have recently shown increases in sales and have had slight net income in the last two quarters. Management believes existing sources of liquidity, including cash and cash equivalents of $5.8 million, are sufficient to meet expected cash needs during 2008. Our business consolidation efforts have helped control our operating costs, however, we will need to increase net sales in order to meet our liquidity needs on a long-term basis. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

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

Three Months Ended March 31, 2008 and 2007

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

Basis of Presentation.

The consolidated balance sheet as of December 31, 2007 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of only temporary overnight investments.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three months ended March 31, 2008 and 2007:

	Dollars in Thousands
	Three Months Ended March 31,
	2008	2007
Beginning balance	$703	$444
Charges to income	36	(24)
Deductions from reserves	367	—

Ending balance	$372	$420

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

Depreciation and amortization during the three months ended March 31, 2008 and 2007, respectively, included $0.2 million and $0.2 million, respectively, related to depreciation of property and equipment.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

Goodwill.

Goodwill is not amortized, but is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year. Impairment occurs when the carrying value is determined to be not recoverable thereby causing the fair value of the goodwill to exceed the carrying value. If impaired, the asset’s carrying value is reduced to its fair value.

Other Assets.

Other assets include intellectual property, patents, other intangible assets, and other long-term assets.

Intellectual Property. Initial costs paid to license intellectual property from independent third parties are capitalized and amortized using the straight-line method over the license period. Ongoing royalties related to such licenses are expensed as incurred.

Patents. We capitalize legal costs, filing fees and other expenses associated with obtaining patents on new discoveries and amortize these costs using the straight-line method over the shorter of the economic life or the legal life of the patent.

Other Intangible Assets. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.

All of these assets are treated as long-lived assets for purposes of SFAS No. 144, which provides that long-lived assets will be tested for impairment on an annual basis. We review the carrying value of our long-lived assets during the fourth quarter of each year to assess whether events or changes in circumstances indicate the carrying amount of these assets may be impaired.

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of March 31, 2008 had vesting periods of three years from date of grant. None of the stock options outstanding at March 31, 2008 are subject to performance or market-based vesting conditions.

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). During the three months ended March 31, 2008, we recorded compensation expense of $0.1 million within the general administrative expense related to the vesting of 1,410,000 options. During the three months ended March 31, 2007, we recorded compensation expenses of less than $0.1 million related to the vesting of 540,000 options. As of March 31, 2008, there was $0.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

The fair value of the options issued during the quarters ended March 31, 2008 and 2007 was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 4.97% to 5.08%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 89.14% and 67.58% based on the historical volatility of our stock over a time that is consistent with the expected life of the option A small group of senior executives hold the majority of the stock options and are expected to hold the options until they are vested. Therefore, no forfeitures were assumed.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

Revenue Recognition.

Revenue (referred to as “net sales”) on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized over the service period. At March 31, 2008 and 2007, deferred revenue, mainly associated with our service contracts, included in the balance sheet in other accrued expenses, was approximately $2.0 million and $1.7 million, respectively.

Revenue from our Molecular Clinical Reference Laboratory is recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client. In our Pharmacogenomics Research Services Group, we recognize revenue based on a proportionate performance measurement for each project. At March 31, 2008 and 2007, deferred revenue associated with the pharmacogenomics research projects included in the balance sheet in other accrued expenses, was less than $0.1 million for each period.

Taxes collected from customers and remitted to government agencies for specific revenue producing transactions are recorded net with no effect on the income statement.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency transaction gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency transaction adjustments from continuing operations increased net income by $0.2 million during the three months ended March 31, 2008. Foreign currency transaction adjustments from continuing operations increased net loss by less than $0.1 million during the three months ended March 31, 2007.

Comprehensive Income.

Accumulated other comprehensive income at March 31, 2008 and December 31, 2007 consisted of foreign currency translation adjustments, net of applicable tax. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. At March 31, 2008, there were outstanding options, warrants and conversion rights pertaining to 12,223,879 shares of our common stock of which options to acquire 33,334 shares were included in the calculation of diluted earnings per share. At March 31, 2007, there were outstanding options, warrants and conversion rights pertaining to 13,729,241 shares of our common stock all of which were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive due to the net loss from continuing operations in that period.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

Recently Issued Accounting Pronouncements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”). While this Statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. We are currently assessing the impact, if any, of SFAS 157 and FSP FAS 157-2 on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 became effective for us beginning with the first quarter of 2008. We currently have no financial assets or financial liabilities for which SFAS 159 is applicable.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

	Dollars in Thousands
	Three Months Ended March 31,
	2008	2007
NET SALES	$—	$—
COST OF GOODS SOLD	—	—

Gross profit	—	—
OPERATING EXPENSES	—	(73)

INCOME FROM OPERATIONS	—	73
OTHER INCOME	—	1

INCOME BEFORE INCOME TAXES	—	74
INCOME TAX	—	—

INCOME FROM DISCONTINUED OPERATIONS	$—	$74

Assets associated with the Nucleic Acids segment consisted principally of our facility in Glasgow, Scotland. During the quarter ended March 31, 2007, we completed the sale of the Glasgow facility and the associated equipment for $2.9 million, net of selling expenses, which resulted in a gain of $0.1 million.

The only remaining asset of the former Nucleic Acids operating segment is $0.2 million in Accounts Receivable which is fully reserved at March 31, 2008. There are no liabilities associated with the former Nucleic Acids operating segment at March 31, 2008.

D.	INVENTORIES

Inventories consisted of the following:

	Dollars in Thousands
	March 31, 2008	December 31, 2007
Finished goods	$2,777	$3,123
Raw materials and work in process	1,436	1,370
Demonstration inventory	86	93

	$4,299	$4,586

E.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	March 31, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$865	$727	$138	$865	$715	$150
Patents	685	200	485	659	185	474
Other	269	194	75	303	217	86

Total	$1,819	$733	$698	$1,827	$1,117	$710

Amortization expense for intangible assets was less than $0.1 million during the three months ended March 31, 2008 and 2007, respectively. Amortization expense for intangible assets is expected to be less than $0.1 million for each of the years 2008 through 2014.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

F.	COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $0.7 million for the remainder of 2008, $0.9 million in 2009, $0.7 million in 2010, $0.5 million in 2011, $0.3 million in 2012, and $0.1 million thereafter. Rent expense for continuing operations related all to operating leases for the three months ended March 31, 2008 and 2007 was approximately $0.2 million and $0.3 million, respectively.

At March 31, 2008, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $1.1 million.

G.	INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for Federal income tax returns related to tax years 2004 through 2007. We have state income tax returns subject to examination primarily for tax years 2003 through 2007. Open tax years related to foreign jurisdictions remain subject to examination. Our primary foreign jurisdiction is the United Kingdom which has open tax years for 2005 through 2007. We are currently under examination by the Internal Revenue Service for the tax year ending December 31, 2006.

During the three months ended March 31, 2008, there were no material changes to the liability for uncertain tax positions.

H.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We match the employees’ contributions at the rate of 50% on the first 6% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were less than $0.1 million for each of the three months ended March 31, 2008 and 2007.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

I.	STOCKHOLDERS’ EQUITY

Common Stock Warrants.

No common stock warrants were issued during the three months ended March 31, 2008 or 2007. At March 31, 2008, there are 8,048,815 common stock warrants outstanding.

Warrant Holder	Issue Year	Expiration Year	Underlying Shares	Exercise Price
Various Institutional Holders (1)	2005	2010	6,903,156	$1.20
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$1.92
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$2.07
Laurus Master Fund, Ltd. (2)	2003	2010	150,000	$2.35
Laurus Master Fund, Ltd. (2)	2004	2011	125,000	$2.57
Laurus Master Fund, Ltd. (2)	2004	2011	400,000	$1.18
TN Capital Equities, Ltd. (2)	2003	2008	45,918	$2.94
TN Capital Equities, Ltd. (2)	2004	2009	15,566	$3.18
GE Capital (3)	2003	2008	9,175	$3.27

Total			8,048,815

(1)	These warrants were issued in conjunction with a private placement of common stock in October 2005 (the “2005 Private Placement”).
(2)	These warrants were issued in conjunction with two loans that had been made to us by Laurus Master Fund, Ltd. (the “Laurus Loans”), and subsequent modifications of these loans. In conjunction with the 2005 Private Placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding.
(3)	These warrants were issued in conjunction with operating leases with GE Capital. While the leases have since been terminated, the warrants remain outstanding.

J.	STOCK OPTIONS

The following table summarizes stock option activity during the three months ended March 31, 2008:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2008:	4,535,064	$3.26
Granted	55,000	0.49
Exercised	—	—
Forfeited	(415,000)	4.36

Balance at March 31, 2008:	4,175,064	$3.09

Exercisable at March 31, 2008:	2,928,232	$4.13

During the three months ended March 31, 2008, we granted 55,000 stock options at a weighted average exercise price of $0.49 under our 2006 Equity Incentive Plan. The weighted average grant date fair value per share of options granted during the three months ended March 31, 2008 was $0.49.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

K.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

We have one reportable operating segment. Although net sales are analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2008	2007
Instrument Related Business:
Bioinstruments	$3,028	$2,623
Bioconsumables	2,253	2,230

	5,281	4,853
Laboratory Services:
Molecular Clinical Reference Laboratory	506	290
Pharmocogenomics Research Services	467	79

	973	369

Total Net Sales	$6,254	$5,222

Net cost of goods sold was as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2008	2007
Instrument Related Business:
Bioinstruments	$1,029	$992
Bioconsumables	1,002	1,064

	2,031	2,056
Laboratory Services:
Molecular Clinical Reference Laboratory	347	290
Pharmocogenomics Research Services	236	168

	583	458

Total Cost of Goods Sold	$2,614	$2,514

Net sales by geographic region were as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2008	2007
United States	$2,158	$1,293
Europe	3,418	3,239
Pacific Rim	262	315
Other	416	375

Total Net Sales by Geographic Region	$6,254	$5,222

No customer accounted for more than 10% of consolidated net sales during the three months ended March 31, 2008 and 2007.

Substantially all of the long-lived assets are within the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Transgenomic, Inc. provides innovative products for the purification and analysis of nucleic acids used in the life sciences industry for research focused on molecular genetics and diagnostics. We also provide genetic variation analytical services to the medical research, clinical and pharmaceutical markets. Net sales are categorized as Instrument Related and Laboratory Services.

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,400 WAVE Systems as of March 31, 2008. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Laboratory Services:

•

Molecular Clinical Reference Laboratory. The Molecular Clinical Reference Laboratory specializes in mitochondrial and molecular diagnostic testing including genetic testing for oncology, hematology and inherited disorders. Located in Omaha, Nebraska the clinical laboratory operates in a Good Laboratory Practices (“GLP”) compliant environment and is certified under the Clinical Laboratory Improvement Amendment.

•

Pharmacogenomics Research Services. Pharmacogenomics Research Services is a Contract Research Organization (CRO) located in Gaithersburg, Maryland. It specializes in pharmocogenomic, biomarker and mutation discovery research serving the pharmaceutical and biomedical industries world-wide for disease research, drug and diagnostic development and clinical trial support.

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

Executive Summary

Net sales for the three months ended March 31, 2008 increased by 20%, compared to the same period in 2007. The increase is primarily attributable to our Laboratory Services products. Net sales from bioinstruments were up 15%. Net sales from bioconsumables were flat. Net sales from Laboratory Services grew 164%, or $0.6 million, compared to the same quarter in 2007. Both areas of the Laboratory Services showed growth compared to the same quarter in 2007. The Molecular Clinical Reference Laboratory showed growth of $0.2 million or 74% and Pharmacogenomics Research Services showed growth of $0.4 million or 491%. Gross margins improved year over year. Our gross profit margins improved from 52% in the first quarter of 2007 to 58% in the quarter ended March 31, 2008. The largest contributor to this increase is our Laboratory Services product line which went from a negative gross profit in the first quarter of 2007 to a positive gross profit margin of 40% in the quarter ended March 31, 2008. Net income was $0.1 million for the quarter ended March 31, 2008. This is an improvement of $1.3 million or 110% over the same quarter in 2007. As of March 31, 2008, we had cash and cash equivalents of $5.8 million.

Outlook

We continue to work toward our objective of generating income from continuing operations and positive cash flows from continuing operations. To accomplish these goals, we must generate sequential growth in net sales and continue to control manufacturing and other operating expenses. We are investing in all parts of our business to drive improved sales in 2008 and have added experienced sales staff. We have worked hard to develop a significant number of collaboration opportunities for our pharmacogenomics research business. In addition, we have strengthened our Board of Directors, added key senior management and formed a Scientific Advisory Board to advise us on the latest developments and scientific opportunities in cancer detection screening and mitochondrial disease diagnosis.

Results of Continuing Operations

Three Months Ended March 31, 2008 and 2007

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended March 31,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$3,028	$2,623	$405	15%
Bioconsumables	2,253	2,230	23	1%

	5,281	4,853	428	9%

Laboratory Services:
Molecular Clinical Reference Laboratory	506	290	216	74%
Pharmocogenomics Research Services	467	79	388	491%

	973	369	604	164%

Total Net sales	$6,254	$5,222	$1,032	20%

The bioinstrument net sales increase of 15% was due to more OEM Systems being sold. There were four OEM instrument sales in the first quarter of 2008 compared to two in the first quarter of 2007. Nine WAVE Systems were sold during the three months ended March 31, 2008, compared to fourteen during the same period of 2007. The increased OEM sales were in the European markets. WAVE sales in each period include sales of refurbished WAVEs. We continue to face significant competitive challenges for our instrument sales from traditional (i.e. sequencing) and evolving technologies. Net sales of consumables related to our WAVE Systems and other third-party instruments were flat year over year. The largest growth in net sales was from our laboratory services. The 164% increase was attributable to growth in both our Molecular Clinical Reference Laboratory of 74% or $0.2 million and pharmocogenomics research services which had growth of almost 500% or $0.4 million compared to the same quarter in 2007.

Costs of Goods Sold. Costs of goods sold include material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with our laboratory services operations. Cost of goods sold consisted of the following:

	Dollars in Thousands
	Three Months Ended March 31,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$1,029	$992	$37	4%
Bioconsumables	1,002	1,064	(62)	(6)%

	2,031	2,056	(25)	(1)%

Laboratory Services:
Molecular Clinical Reference Laboratory	347	290	57	20%
Pharmocogenomics Research Services	236	168	68	40%

	583	458	125	27%

Cost of goods sold	$2,614	$2,514	$100	4%

Gross profit was $3.6 million or 58% of total net sales during the three months ended March 31, 2008, compared to $2.7 million or 52% during the same period of 2007. Gross profits as percentage of net sales increased due to sales of instruments with higher profit margins and the increase in laboratory services volumes. We continue to have a large fixed expense base outside of direct material costs. Laboratory services costs have a large fixed component, so increases in net sales drive gross profit improvement. The laboratory services revenue increase quarter over quarter was 164% while the increase in cost of goods sold was only 27%. In 2007, overall gross margin for laboratory services was negative.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs were flat compared to the same period of 2007.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, supplies, and facility costs and are expensed in the period in which they are incurred. These costs decreased by $0.5 million compared to the same period of 2007. They totaled $0.6 million during the three months ended March 31, 2008, compared to $1.1 million during the same period of 2007. The 2007 expenses were higher due to expenditures for collaboration expense on new WAVE applications and patent costs for laboratory services.

Research and development expenses totaled 9% and 20% of net sales during the three months ended March 31, 2008 and 2007, respectively.

Other Income (Expense). Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income totaled less than $0.1 million during both the three months ended March 31, 2008, and the same period of 2007.

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

Three Months Ended March 31, 2008 and 2007

	Dollars in Thousands
	Three Months Ended March 31,
	2008	2007
NET SALES	$—	$—
COST OF GOODS SOLD	—	—

Gross profit	—	—
OPERATING EXPENSES	—	(73)

INCOME FROM OPERATIONS	—	73
OTHER INCOME	—	1

INCOME BEFORE INCOME TAXES	—	74
INCOME TAX	—	—

INCOME FROM DISCONTINUED OPERATIONS	$—	$74

The only remaining asset of the former Nucleic Acids operating segment is $0.2 million in Accounts Receivable which is fully reserved at March 31, 2008. There are no liabilities at March 31, 2008 associated with this discontinued operating segment.

Liquidity and Capital Resources

Our working capital positions at March 31, 2008 and December 31, 2007 were as follows:

	Dollars in Thousands
	March 31, 2008	December 31, 2007	Change
Current assets (including cash and cash equivalents of $5,804 and $5,723, respectively)	$16,992	$16,163	$829
Current liabilities	5,437	4,847	590

Working capital	$11,555	$11,316	$239

Although we have experienced recurring net losses (resulting in an accumulated deficit of $128 million at March 31, 2008), management believes existing sources of liquidity, including cash and cash equivalents of $5.8 million, are sufficient to meet expected cash needs during 2008. We will need to continue to increase our net sales and further reduce operating expenses in order to meet our liquidity needs on a long-term basis. We cannot assure you that we will be able to increase net sales or further reduce our expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on our new product pipeline and ultimately net sales. We could also pursue additional financing, but ultimately, we must achieve sufficient net sales to consistently generate net income and cash flows.

Analysis of Cash Flows

Three Months Ended March 31, 2008 and 2007

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased slightly during the three months ended March 31, 2008 compared to an increase of $2.0 million during the three months ended March 31, 2007. The 2008 increase was the result of net cash provided by operating activities of $0.2 million which was largely offset by the net cash flow used in investing activities with a minimal impact of foreign currency exchange rates. The 2007 increase was the result of net cash provided by investing activities of $2.8 million resulting from the sale of assets from our discontinued operating segment, offset by net cash used by operating activities of $0.8 million. These were minimally offset by foreign currency exchange rates.

Cash Flows from Operating Activities. Cash flows provided by operating activities totaled $0.2 million during the three months ended March 31, 2008, compared to cash flows used in operating activities of $0.8 million during the same period of 2007. The cash flows provided in 2008 related to the net income of $0.1 million. In addition, the increase in accounts receivable of $1.3 million was offset by the decrease in accrued expenses and compensation. The use of cash flows in 2007 related primarily to the net loss of $1.2 million and the higher inventory levels and prepaid expenses.

Cash Flows from Investing Activities. Cash flows used in investing activities totaled $0.1 million during the three months ended March 31, 2008 compared to cash flows provided by investing activities of $2.9 million during the same period of 2007. Cash flows used in investing activities in 2008 consisted primarily of purchases of property and equipment. Cash flows provided by investing activities in 2007 consisted primarily of sales proceeds from our Glasgow facility and equipment of $2.9 million.

Cash Flows from Financing Activities. There were no cash flows from financing activities during the three months ended March 31, 2008 and March 31, 2007.

Off-Balance Sheet Arrangements

At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2007. There have been no changes to those listed except as noted in note B to the financial statements contained in this report.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described in item 9A(T) of our report on Form 10-K for the fiscal year ended December 31, 2007, our disclosure controls and procedures as defined in Rule 13a-15(e) continued to not be effective. Notwithstanding the material weakness in our internal control over financial reporting as of March 31, 2008, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects. To address the material weakness in our internal control over financial reporting, management performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included on this Form 10-Q.

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

There have been no material changes in our risk factors from those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q (Registration No. 000-30975) filed on November 14, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on May 25, 2007)

4	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: May 8, 2008	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer