Form 10-Q/A
period 2008-03-31
TRANSGENOMIC INC
filed 2008-05-09
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT No. 1

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its report on Form 10-Q for the period ended March 31, 2008 (the “Original 10-Q”) for the sole purpose of correcting the line item entitled “Accrued expenses and accrued compensation” in the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 contained in the Original 10-Q. The dollar amount reported incorrectly in the Original 10-Q was $6,275 and should have been reported as $627. The Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008, as amended, are set forth below. No other changes were made to the Original 10-Q.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$122	$(1,196)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	197	342
Non-cash, stock based compensation	65	21
(Gain) Loss on sale of investment and assets	(3)	(95)
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	864
Inventories	287	(478)
Prepaid expenses and other current assets	222	(205)
Accounts payable	(33)	(45)
Accrued expenses and accrued compensation	627	21

Net cash flows provided by (used in) operating activities	225	(771)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(43)	(17)
Change in other assets	(42)	(8)
Proceeds from asset sales	—	2,873

Net cash flows provided by (used in) investing activities	(85)	2,848

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(59)	(33)

NET CHANGE IN CASH AND CASH EQUIVALENTS	81	2,044
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,723	5,868

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,804	$7,912

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$3
Income taxes, net	13	5

See notes to unaudited condensed consolidated financial statements.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q (Registration No. 000-30975) filed on November 14, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on May 25, 2007)

4	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: May 9, 2008	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle
President and Chief Executive Officer

4