Form 10-Q
period 2008-06-30
TRANSGENOMIC INC
filed 2008-08-06
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

As of August 6, 2008, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,692	$5,723
Accounts receivable (net of allowances for bad debts of $501 and $703, respectively)	5,525	5,095
Inventories	4,617	4,586
Prepaid expenses and other current assets	633	759

Total current assets	16,467	16,163

PROPERTY AND EQUIPMENT:
Equipment	10,977	10,857
Furniture and fixtures	4,067	4,056

	15,044	14,913
Less: accumulated depreciation	13,694	13,334

	1,350	1,579

OTHER ASSETS:
Goodwill	638	638
Other assets	678	710

	$19,133	$19,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$920	$1,245
Other accrued expenses	2,884	3,152
Accrued compensation	814	450

Total current liabilities	4,618	4,847
Other long-term liabilities	151	141

Total liabilities	4,769	4,988

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,189,672 shares outstanding	497	497
Additional paid-in capital	139,234	139,099
Accumulated other comprehensive income	2,177	2,274
Accumulated deficit	(127,544)	(127,768)

Total stockholders’ equity	14,364	14,102

	$19,133	$19,090

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET SALES	$6,246	$6,272	$12,501	$11,494
COST OF GOODS SOLD	2,507	2,859	5,122	5,373

Gross profit	3,739	3,413	7,379	6,121
OPERATING EXPENSES:
Selling, general and administrative	3,091	3,067	6,066	6,047
Research and development	560	492	1,132	1,550
Restructuring costs	8	624	8	624

	3,659	4,183	7,206	8,221

INCOME (LOSS) FROM OPERATIONS	80	(770)	173	(2,100)
OTHER INCOME (EXPENSE):
Interest income, net of interest expense	25	79	58	141
Other, net	—	—	(1)	4
Gain on sale of investment	—	938	—	938

	25	1,017	57	1,083

INCOME (LOSS) BEFORE INCOME TAXES	105	247	230	(1,017)
INCOME TAX EXPENSE	4	14	7	19

INCOME (LOSS) FROM CONTINUING OPERATIONS	101	233	223	(1,036)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(7)	—	66

NET INCOME (LOSS)	$101	$226	$223	$(970)

COMPREHENSIVE INCOME (LOSS)	41	405	79	(815)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
From continuing operations	$0.00	$0.00	$0.00	$(0.02)
From discontinued operations	—	0.00	—	0.00

	$0.00	$0.00	$0.00	$(0.02)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672	49,189,672	49,189,672
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,301,010	49,189,672	49,301,010	49,189,672

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2008	49,189,672	$497	$139,099	$(127,768)	$2,274	$14,102
Net income	—	—	—	223	223	223
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	(96)	(96)

Comprehensive income					127

Non-cash stock-based compensation	—	—	135	—	—	135

Balance, June 30, 2008	49,189,672	$497	$139,234	$(127,544)	$2,177	$14,364

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$223	$(970)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	342	742
Non-cash, stock based compensation	135	46
(Gain) Loss on sale of investment and assets	12	(1,034)
Changes in operating assets and liabilities:
Accounts receivable	(381)	149
Inventories	(14)	(567)
Prepaid expenses and other current assets	129	(28)
Accounts payable	(330)	(216)
Accrued expenses and accrued compensation	70	314
Other long term liabilities	7	—

Net cash flows provided by (used in) operating activities	193	(1,564)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(93)	(181)
Change in other assets	(38)	(119)
Proceeds from asset sales	—	3,872

Net cash flows provided by (used in) investing activities	(131)	3,572

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(93)	7

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31)	2,015
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,723	5,868

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,692	$7,883

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$5
Income taxes, net	13	19

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008 and 2007

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,425 WAVE Systems as of June 30, 2008. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Laboratory Services:

•

Molecular Clinical Reference Laboratory. The Molecular Clinical Reference Laboratory specializes in mitochondrial and molecular diagnostic testing including genetic testing for oncology, hematology and inherited disorders. Located in Omaha, Nebraska, the clinical laboratory operates in a Good Laboratory Practices compliant environment and is certified under the Clinical Laboratory Improvement Amendment.

•

Pharmacogenomics Research Services. Pharmacogenomics Research Services is a Contract Research Organization located in Gaithersburg, Maryland. It specializes in pharmocogenomic, biomarker and mutation discovery research serving the pharmaceutical and biomedical industries world-wide for disease research, drug and diagnostic development and clinical trial support.

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

Management believes existing sources of liquidity, including cash and cash equivalents of $5.7 million, are sufficient to meet expected cash needs during 2008. Our business consolidation efforts have helped control our operating costs, however, we have added sales and marketing costs in an effort to drive increased sales. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008 and 2007

Basis of Presentation.

The consolidated balance sheet as of December 31, 2007 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of only temporary overnight investments.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three and six months ended June 30, 2008 and 2007:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$372	$420	$703	$444
Charges to income	129	57	165	33
Deductions from reserves	—	(1)	(367)	(1)

Ending balance	$501	$476	$501	$476

While payment terms are generally 30 days, we have also provided extended payment terms of up to 90 days in certain cases. We operate globally and some of the international payment terms may be greater than 90 days. We review accounts receivable on a quarterly basis and adjust our bad debt reserve accordingly.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008 and 2007

Depreciation and amortization during the three months ended June 30, 2008 and 2007, respectively, included $0.2 million, for each period related to depreciation of property and equipment. Depreciation and amortization during the six months ended June 30, 2008 and 2007, respectively, included $0.3 million and $0.5 million, respectively, related to depreciation of property and equipment.

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

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of June 30, 2008 had vesting periods of three years from date of grant. None of the stock options outstanding at June 30, 2008 are subject to performance or market-based vesting conditions.

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). During the six months ended June 30, 2008, we recorded compensation expense of $0.1 million within the general administrative expense related to the vesting of 1,535,000 options. During the six months ended June 30, 2007, we recorded compensation expenses of less than $0.1 million related to the vesting of 685,000 options. As of June 30, 2008, there was $0.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

The fair value of the options issued during the quarters ended June 30, 2008 and 2007 was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 3.99% to 5.08%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 80.03% and 89.14% based on the historical volatility of our stock over a time that is consistent with the expected life of the option. A small group of senior executives hold the majority of the stock options and are expected to hold the options until they are vested. Therefore, no forfeitures were assumed.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008 and 2007

Revenue Recognition.

Revenue (referred to as “net sales”) on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized over the service period. At June 30, 2008 and 2007, deferred revenue, mainly associated with our service contracts, included in the balance sheet in other accrued expenses, was approximately $1.9 million and $1.6 million, respectively.

Revenue from our Molecular Clinical Reference Laboratory is recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client. In our Pharmacogenomics Research Services Group, we recognize revenue based on a proportionate performance measurement for each project. At June 30, 2008 and 2007, deferred revenue associated with the pharmacogenomics research projects included in the balance sheet in other accrued expenses, was less than $0.1 million for each period.

Taxes collected from customers and remitted to government agencies for specific revenue producing transactions are recorded net with no effect on the income statement.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency translation gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency translation adjustments from continuing operations increased net income by $0.3 million and $0.5 million during the three and six months ended June 30, 2008, respectively. Foreign currency translation adjustments from continuing operations increased net loss by $0.2 million and $0.3 million during the three and six months ended June 30, 2007, respectively.

Comprehensive Income.

Accumulated other comprehensive income at June 30, 2008 and December 31, 2007 consisted of foreign currency translation adjustments, net of applicable tax. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. At June 30, 2008, there were outstanding options, warrants and conversion rights pertaining to 12,031,704 shares of our common stock of which options to acquire 111,338 shares were included in the calculation of diluted earnings per share. At June 30, 2007, there were outstanding options, warrants and conversion rights pertaining to 12,175,141 shares of our common stock all of which were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive due to the net loss from continuing operations in that period.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008 and 2007

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). We are currently assessing the impact, if any, of FAS 142-3 on our consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008 and 2007

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

	Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET SALES	$—	$—	$—	$—
COST OF GOODS SOLD	—	—	—	—

Gross profit	—	—	—	—
OPERATING EXPENSES	—	7	—	(66)

INCOME (LOSS) FROM OPERATIONS	—	(7)	—	66
OTHER INCOME	—	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES	—	(7)	—	66
INCOME TAX	—	—	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$—	$(7)	$—	$66

Assets associated with the Nucleic Acids segment consisted principally of our facility in Glasgow, Scotland. During the quarter ended March 31, 2007, we completed the sale of the Glasgow facility and the associated equipment for $2.9 million, net of selling expenses, which resulted in a gain of $0.1 million.

The only remaining asset of the former Nucleic Acids operating segment is $0.2 million in Accounts Receivable which is fully reserved at June 30, 2008. There are no liabilities associated with the former Nucleic Acids operating segment at June 30, 2008.

D.	INVENTORIES

Inventories consisted of the following:

	Dollars in Thousands
	June 30, 2008	December 31, 2007
Finished goods	$3,466	$3,123
Raw materials and work in process	1,070	1,370
Demonstration inventory	81	93

	$4,617	$4,586

E.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	June 30, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$865	$738	$127	$865	$715	$150
Patents	685	208	477	659	185	474
Other	268	194	74	303	217	86

Total	$1,818	$1,140	$678	$1,827	$1,117	$710

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008 and 2007

Amortization expense for intangible assets was less than $0.1 million during the three months ended June 30, 2008 and 2007, respectively, and less than $0.1 million during the six months ended June 30, 2008 and 2007, respectively. Amortization expense for intangible assets is expected to be less than $0.1 million for each of the years 2008 through 2014.

F.	COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $0.5 million for the remainder of 2008, $0.9 million in 2009, $0.7 million in 2010, $0.5 million in 2011, $0.3 million in 2012, and $0.1 million thereafter. Rent expense for continuing operations related all to operating leases for the three months ended June 30, 2008 and 2007 was approximately $0.2 million and $0.2 million, respectively and for the six months ended June 30, 2008 and 2007 was approximately $0.4 million and $0.5 million, respectively.

At June 30, 2008, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $0.3 million.

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

During the three and six months ended June 30, 2008, there were no material changes to the liability for uncertain tax positions.

H.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We match the employees’ contributions at the rate of 50% on the first 6% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were less than $0.1 million for each of the three and six months ended June 30, 2008 and 2007.

I.	STOCKHOLDERS’ EQUITY

Common Stock Warrants.

No common stock warrants were issued during the three and six months ended June 30, 2008 or 2007. At June 30, 2008, there were warrants outstanding which were exercisable to purchase 8,039,640 shares of common stock.

Warrant Holder	Issue Year	Expiration Year	Underlying Shares	Exercise Price
Various Institutional Holders (1)	2005	2010	6,903,156	$1.20
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$1.92
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$2.07
Laurus Master Fund, Ltd. (2)	2003	2010	150,000	$2.35
Laurus Master Fund, Ltd. (2)	2004	2011	125,000	$2.57
Laurus Master Fund, Ltd. (2)	2004	2011	400,000	$1.18
TN Capital Equities, Ltd.	2003	2008	45,918	$2.94
TN Capital Equities, Ltd.	2004	2009	15,566	$3.18

Total			8,039,640

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008 and 2007

(1)	These warrants were issued in conjunction with a private placement of common stock in October 2005 (the “2005 Private Placement”).
(2)	These warrants were issued in conjunction with two loans that had been made to us by Laurus Master Fund, Ltd. (the “Laurus Loans”), and subsequent modifications of these loans. In conjunction with the 2005 Private Placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding.

J.	STOCK OPTIONS

The following table summarizes stock option activity during the six months ended June 30, 2008:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2008:	4,535,064	$3.26
Granted	180,000	.73
Exercised	—	—
Forfeited/Expired	(723,000)	3.89

Balance at June 30, 2008:	3,992,064	$2.99

Exercisable at June 30, 2008:	2,630,232	$4.20

During the six months ended June 30, 2008, we granted 180,000 stock options at a weighted average exercise price of $0.73 under our 2006 Equity Incentive Plan. The weighted average grant date fair value per share of options granted during the six months ended June 30, 2008 was $0.60.

K.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

We have one reportable operating segment. Although net sales are analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Instrument Related Business:
Bioinstruments	$2,762	$3,383	$5,791	$6,006
Bioconsumables	2,467	2,218	4,720	4,448

	5,229	$5,601	10,511	$10,454
Laboratory Services:
Molecular Clinical Reference Laboratory	708	526	1,215	816
Pharmacogenomics Research Services	309	145	775	224

	1,017	671	1,990	1,040

Total Net Sales	$6,246	$6,272	$12,501	$11,494

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008 and 2007

Net cost of goods sold was as follows:

	Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Instrument Related Business:
Bioinstruments	$914	$1,368	$1,943	$2,359
Bioconsumables	1,034	1,013	2,036	2,078

	$1,948	$2,381	$3,979	$4,437
Laboratory Services:
Molecular Clinical Reference Laboratory	381	281	728	572
Pharmacogenomics Research Services	178	197	415	364

	559	478	1,143	936

Total Cost of Goods Sold	$2,507	$2,859	$5,122	$5,373

Net sales by geographic region were as follows:

	Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$2,629	$2,365	$4,787	$3,658
Europe	3,049	3,411	6,467	6,650
Pacific Rim	133	326	395	641
Other	435	170	852	545

Total Net Sales by Geographic Region	$6,246	$6,272	$12,501	$11,494

No customer accounted for more than 10% of consolidated net sales during the three and six months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 one customer made up 23% of the laboratory services net sales.

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,425 WAVE Systems as of June 30, 2008. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Laboratory Services:

•

Molecular Clinical Reference Laboratory. The Molecular Clinical Reference Laboratory specializes in mitochondrial and molecular diagnostic testing including genetic testing for oncology, hematology and inherited disorders. Located in Omaha, Nebraska the clinical laboratory operates in a Good Laboratory Practices compliant environment and is certified under the Clinical Laboratory Improvement Amendment.

•

Pharmacogenomics Research Services. Pharmacogenomics Research Services is a Contract Research Organization located in Gaithersburg, Maryland. It specializes in pharmocogenomic, biomarker and mutation discovery research serving the pharmaceutical and biomedical industries world-wide for disease research, drug and diagnostic development and clinical trial support.

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

Executive Summary

Net sales for the six months ended June 30, 2008 increased by $1.0 million or 9% compared to the same period in 2007. Net sales from bioinstruments were down 4% and net sales of consumables were up 6% for the comparable 6-month periods. During the six months ended June 30, 2008, net sales from laboratory services grew 91%, or $1.0 million, compared to the same 6-month period in 2007. The Clinical Reference Laboratory showed growth of 49% and Pharmacogenomics Research Services grew by 246%. Gross margins improved year over year. Our gross profit margin improved from 53% for the six months ended June 30, 2007 to 59% for the same period in 2008. The largest contributor to our improved gross margin was our laboratory services product line which went from 10% gross profit in the six months ended June 30, 2007 to 43% for the same period in 2008. Net income was $0.2 million for the six months ended June 30, 2008.

Net sales for the three months ended June 30, 2008 were flat, compared to the same period in 2007. For the second quarter of 2008 net sales from bioinstruments were down 18%, while consumables were up 11% compared to the second quarter of 2007. Net sales from Laboratory Services grew 52%, or $0.3 million, compared to the same quarter in 2007. The Molecular Clinical Reference Laboratory showed growth of $0.2 million or 35% and Pharmacogenomics Research Services increased by $0.2 million or 113%. Gross margins improved year over year. Our gross profit margin improved from 54% in the second quarter of 2007 to 60% in the quarter ended June 30, 2008. The largest contributor to this increase is our laboratory services product line which went from a gross profit of 29% in the second quarter of 2007 to a gross profit margin of 45% in the quarter ended June 30, 2008. Net income was $0.1 million for the quarter ended June 30, 2008. As of June 30, 2008, we had cash and cash equivalents of $5.7 million.

Outlook

We continue to work toward our objective of generating income from continuing operations and positive cash flows from continuing operations. To accomplish these goals, we must generate sequential growth in net sales and continue to control manufacturing and other operating expenses. We are investing in all parts of our business to drive improved sales in 2008 and have added experienced sales staff. We continue to work on development of collaborative opportunities for our Molecular Clinical Reference Laboratory and Pharmacogenomics Research Services business. In addition, we have strengthened our Board of Directors, added key senior management and formed a Scientific Advisory Board to advise us on the latest developments and scientific opportunities in cancer detection screening and mitochondrial disease diagnosis.

Results of Continuing Operations

Three Months Ended June 30, 2008 and 2007

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended June 30,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$2,762	$3,383	$(621)	(18)%
Bioconsumables	2,467	2,218	249	11%

	5,229	5,601	(372)	(7)%
Laboratory Services:
Molecular Clinical Reference Laboratory	708	526	182	35%
Pharmacogenomics Research Services	309	145	164	113%

	1,017	671	346	52%

Total Net sales	$6,246	$6,272	$(26)	0%

The bioinstrument net sales decrease of 18% was due to fewer WAVE Systems being sold. Five WAVE Systems were sold during the three months ended June 30, 2008, compared to sixteen during the same period of 2007. The average sales price of the WAVE’s increased due to the shift in more sales in our European market. WAVE sales in each period include sales of refurbished WAVEs. There were three OEM instrument sales in each of the second quarters of 2008 and 2007. We continue to face significant competitive challenges for our instrument sales from traditional (i.e. sequencing) and evolving technologies. During the second quarter of 2008, net sales of consumables related to our WAVE Systems and other third-party instruments increased 11% compared to the same quarter in 2007. This increase was attributable to our international business. The largest growth in net sales was from our laboratory services group. The 52% increase was attributable to growth in our Molecular Clinical Reference Laboratory of 35% or $0.2 million. Pharmacogenomics research services increased 113% or $0.2 million compared to the same quarter in 2007.

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

	Dollars in Thousands
	Three Months Ended June 30,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$914	$1,368	$(454)	(33)%
Bioconsumables	1,034	1,013	21	2%

	1,948	2,381	(433)	(18)%
Laboratory Services:
Molecular Clinical Reference Laboratory	381	281	100	36%
Pharmacogenomics Research Services	178	197	(19)	(10)%

	559	478	81	17%

Cost of goods sold	$2,507	$2,859	$(352)	(12)%

Gross profit was $3.7 million or 60% of total net sales during the three months ended June 30, 2008, compared to $3.4 million or 54% during the same period of 2007. Gross profit as a percentage of net sales increased due to a shift in sales to our European markets with a higher average sales price, lower manufacturing costs and the leverage related to the laboratory services net sales. The reduction in manufacturing costs is attributable to our restructuring plan which was executed in 2007. Laboratory services costs have a large fixed component, so increases in net sales drive gross profit improvement. The laboratory services revenue increased 52% for the second quarter of 2008 over the second quarter of 2007, while the increase in cost of goods sold was only 17%. During the 3 months ended June 30, 2007, the gross margin for the Clinical Reference Laboratory was negative.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. For the second quarter of 2008 these costs were flat compared to the same period of 2007. Foreign currency translation adjustments decreased selling, general and administrative expenses by $0.3 million in the period ending June 30, 2008. This offset the increase in selling, general and administrative expenses due to the additions of executive staff, sales team and the Scientific Advisory Board.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, supplies, and facility costs and are expensed in the period in which they are incurred. For the second quarter of 2008 these costs increased by $0.1 million compared to the same period of 2007. They totaled $0.6 million during the three months ended June 30, 2008, compared to $0.5 million during the same period of 2007. The 2008 expenses were higher due to expenditures for collaboration projects.

Research and development expenses totaled 9% and 8% of net sales during the three months ended June 30, 2008 and 2007, respectively.

Other Income (Expense). Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income during the three months ended June 30, 2008 was less than $0.1 million as compared to $1.0 million for the three months ended June 30, 2007. The decrease was attributable to the sale of an investment in equity securities. On May 10, 2007 we sold 250,000 shares of stock in Pinnacle Pharmaceuticals, Inc. which we acquired in connection with a prior business acquisition. Gross proceeds realized from the sale were $0.9 million and because our carrying cost in this stock was $0, the sale resulted in a gain of $0.9 million.

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

Six Months Ended June 30, 2008 and 2007

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Six Months Ended June 30,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$5,791	$6,006	$(215)	(4)%
Bioconsumables:	4,720	4,448	272	6%

	10,511	10,454	57	1%
Laboratory Services:
Molecular Clinical Reference Laboratory	1,215	816	399	49%
Pharmacogenomics Research Services	775	224	551	246%

	1,990	1,040	950	91%

Net Sales	$12,501	$11,494	$1,007	9%

The net sales of bioinstruments decreased 4% due to a couple factors. First, fewer WAVE Systems were sold. Fourteen WAVE Systems were sold during the six months ended June 30, 2008, compared to 30 during the same period of 2007. Offsetting this was an increase in the average sales price of WAVE instruments which was 60% higher in 2008 due to geographic mix and type of instrument mix. WAVE sales in each 6-month period include sales of refurbished WAVEs. This decrease in instruments sold resulted from lower demand in all major geographic markets and among both research and diagnostic users, particularly in our largest markets throughout Western Europe. There are significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. There were seven OEM instruments sold during the six months ended June 30, 2008 compared to 5 during the same period in 2007. Net sales of consumables related to our WAVE Systems and other third-party instruments increased over the same period in 2007 due to slight growth primarily in our international business. The largest growth, an increase of 91%, was in laboratory services. The Clinical Reference Laboratory increased 49% or $0.4 million over the same period in 2007. Pharmacogenomics Services increased 246% or $0.6 million over the 6 months ended June 30, 2007.

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

	Dollars in Thousands
	Six Months Ended June 30,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$1,943	$2,359	$(416)	(18)%
Bioconsumables	2,036	2,078	(42)	(2)%

	3,979	4,437	(458)	(10)%
Laboratory Services:
Molecular Clinical Reference Laboratory	728	572	156	27%
Pharmacogenomics Research Services	415	364	51	14%

	1,143	936	207	22%

Cost of Goods Sold	$5,122	$5,373	$(251)	(5)%

Gross profit was $7.4 million or 59% of total net sales during the six months ended June 30, 2008 compared to $6.1 million or 53% during the same period of 2007. Gross profits as a percentage of net sales increased due to a shift in sales to our European markets with a higher average sales price, lower manufacturing costs and the leverage related to the laboratory services net sales. The reduction in manufacturing costs is attributable to our restructuring plan which was implemented in 2007. Laboratory services costs have a large fixed component, so increases in net sales drive gross profit improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $6.1 million during the six months ended June 30, 2008, compared to $6.0 million during the same period of 2007. Foreign currency translation adjustments decreased selling, general and administrative expenses by $0.5 million in the period ending June 30, 2008. This offset the increase in selling, general and administrative expenses due to the additions of executive staff, sales team and the Scientific Advisory Board.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, supplies, and facility costs and are expensed in the period in which they are incurred. These costs totaled $1.1 million during the six months ended June 30, 2008, compared to $1.5 million during the same period of 2007, a decrease of $0.4 million. Such costs for the 6-month period ended June 30, 2007 were higher primarily due to collaboration expense on new WAVE applications and patent costs for laboratory services.

Research and development expenses totaled 9% and 13% of net sales during the six months ended June 30, 2008 and 2007, respectively.

Restructuring Charges. Restructuring charges in 2007 consisted of costs related to a reduction in work force at our Omaha, Nebraska facility, activities to close a production facility in Cramlington, England, and activities to close an administrative office outside of Paris, France. Restructuring charges during the first six months of 2008 related to the relocation of laboratory personnel from Gaithersburg, Maryland to Omaha, Nebraska.

Other Income (Expense). Other income during the six month periods ended June 30, 2008 and June 30, 2007 was less than $0.1 million and $1.0 million, respectively. The decrease was attributable to the sale of an investment in equity securities. On May 10, 2007, the Company sold 250,000 shares of stock in Pinnacle Pharmaceuticals, Inc. at a price of $3.75 per share. Gross proceeds realized from the sale were $937,500 which resulted in a gain of $937,500 and is reflected in other income during the period. Remaining other income consisted primarily of interest income from cash and cash equivalents invested in overnight instruments.

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

Results of Discontinued Operations

In the fourth quarter of 2005, we implemented a plan to exit the Nucleic Acids operating segment. Accordingly, we now reflect the related results as discontinued operations for all periods presented. Expenses that were not directly identified to the Nucleic Acids operating segment or that were considered corporate overhead were not allocated in arriving at the loss from discontinued operations. 2008 results have no impact from these discontinued operations. For the three months ended March 31, 2007, there was a $7,000 loss from discontinued operations and for the six months ended June 30, 2007 there was a gain of $66,000.

The only remaining asset of the former Nucleic Acids operating segment is $0.2 million in Accounts Receivable which is fully reserved at June 30, 2008. There are no liabilities at June 30, 2008 associated with this discontinued operating segment.

Liquidity and Capital Resources

Our working capital positions at June 30, 2008 and December 31, 2007 were as follows:

	Dollars in Thousands
	June 30, 2008	December 31, 2007	Change
Current assets (including cash and cash equivalents of $5,692 and $5,723, respectively)	$16,467	$16,163	$304
Current liabilities	4,618	4,847	(229)

Working capital	$11,849	$11,316	$533

Management believes existing sources of liquidity, including cash and cash equivalents of $5.7 million, are sufficient to meet expected cash needs during the remainder of 2008. We are investing in all parts of our business to drive improved sales in 2008 and have added experienced sales staff. We cannot assure you that we will be able to increase net sales or further reduce our expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on our new product pipeline and ultimately net sales. We could also pursue additional financing, but optimally, our goal is to achieve sufficient net sales to consistently generate net income and positive cash flow.

Analysis of Cash Flows

Six Months Ended June 30, 2008 and 2007

Net Change in Cash and Cash Equivalents. Cash and cash equivalents remained flat during the six months ended June 30, 2008 compared to an increase of $2.0 million during the six months ended June 30, 2007. In 2008 the net cash provided by operating activities of $0.2 million was offset by the net cash flow used in investing activities (largely purchases of property and equipment) and the impact of foreign currency exchange rates. The 2007 increase was the result of net cash provided by investing activities of $3.6 million, offset by net cash used by operating activities of $1.6 million. These were minimally offset by foreign currency exchange rates.

Cash Flows from Operating Activities. Cash flows provided by operating activities totaled $0.2 million during the six months ended June 30, 2008, compared to cash flows used in operating activities of $1.6 million during the same period of 2007. The cash flows provided in 2008 related to the net income of $0.2 million. In addition, the increase in accounts receivable of $0.4 million was offset by the decrease in accounts payable. The use of cash flows in 2007 related primarily to the gain on sales of an investment in equity securities of $0.9 million, as well as higher inventory levels of $0.6 million related to OEM instruments.

Cash Flows from Investing Activities. Cash flows used in investing activities totaled $0.1 million during the six months ended June 30, 2008 compared to cash flows provided by investing activities of $3.6 million during the same period of 2007. Cash flows used in investing activities in 2008 consisted primarily of purchases of property and equipment. Cash flows provided by investing activities in 2007 consisted primarily of sales proceeds from our Glasgow facility and equipment of $2.9 million and sales proceeds of an investment in equity securities of $0.9 million.

Cash Flows from Financing Activities. Cash flows from financing activities were minimal during the six months ended June 30, 2008 and 2007.

Off-Balance Sheet Arrangements

At June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2007. There have been no changes to those accounting pronouncements listed except as noted in note B to the financial statements contained in this report.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described in item 9A(T) of our report on Form 10-K for the fiscal year ended December 31, 2007, our disclosure controls and procedures as defined in Rule 13a-15(e) continued to not be effective. Notwithstanding the material weakness in our internal control over financial reporting as of June 30, 2008, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects. To address the material weakness in our internal control over financial reporting, management performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report.

Change in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to a number of claims of various amounts which arise out of the normal course of our business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

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

TRANSGENOMIC, INC.

Date: August 6, 2008	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer