Form 10-Q/A
period 2008-06-30
TRANSGENOMIC INC
filed 2008-08-12
CIK 1043961

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its report on Form 10-Q for the period ended June 30, 2008 (the “Original 10-Q”) for the purpose of correcting the line item entitled “Comprehensive Income (Loss)” in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 contained in the Original 10-Q. The dollar amounts reported incorrectly in the Original 10-Q were $41,000 and $79,000 for the three and six months ended June 30, 2008, respectively, and should have been reported as $89,000 and $127,000 for the three and six months ended June 30, 2008, respectively. The Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008, as amended, are set forth below.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET SALES	$6,246	$6,272	$12,501	$11,494
COST OF GOODS SOLD	2,507	2,859	5,122	5,373

Gross profit	3,739	3,413	7,379	6,121
OPERATING EXPENSES:
Selling, general and administrative	3,091	3,067	6,066	6,047
Research and development	560	492	1,132	1,550
Restructuring costs	8	624	8	624

	3,659	4,183	7,206	8,221

INCOME (LOSS) FROM OPERATIONS	80	(770)	173	(2,100)
OTHER INCOME (EXPENSE):
Interest income, net of interest expense	25	79	58	141
Other, net	—	—	(1)	4
Gain on sale of investment	—	938	—	938

	25	1,017	57	1,083

INCOME (LOSS) BEFORE INCOME TAXES	105	247	230	(1,017)
INCOME TAX EXPENSE	4	14	7	19

INCOME (LOSS) FROM CONTINUING OPERATIONS	101	233	223	(1,036)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(7)	—	66

NET INCOME (LOSS)	$101	$226	$223	$(970)

COMPREHENSIVE INCOME (LOSS)	89	405	127	(815)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
From continuing operations	$0.00	$0.00	$0.00	$(0.02)
From discontinued operations	—	0.00	—	0.00

	$0.00	$0.00	$0.00	$(0.02)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672	49,189,672	49,189,672

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,301,010	49,189,672	49,301,010	49,189,672

See notes to unaudited condensed consolidated financial statements.

In addition, the registrant is filing this Amendment No. 1 to the Original 10-Q for the purpose of including matters to be reported under Item 4 (“Submission of Matters to a Vote of Security Holders”) of Part II of such report which were inadvertently omitted in the Original 10-Q. The matters which should have been reported under Item 4 of Part II of the Original 10-Q are set forth below.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 21, 2008 in Omaha, Nebraska, for the purpose of electing two Class II directors (for terms to expire in 2010) and one Class III director (for a term to expire in 2009). The following sets forth the results of the voting at the Annual Meeting:

Director Nominee	Class/Term Ending	Votes For	Votes Withheld
Jeffrey L. Sklar, M.D., Ph.D.	Class II /2010	35,016,901	272,714
Gregory T. Sloma	Class II /2010	34,863,901	425,714
David Pauluzzi	Class III /2009	35,013,351	276,264

Mr. Pauluzzi was elected as a director for the first time and Messrs. Sklar and Sloma were re-elected to the Board of Directors at the Annual Meeting. Each of our other directors, Craig J. Tuttle, Gregory J. Duman, Rodney S. Markin, M.D., Ph.D. and Frank R. Witney, Ph.D. continued in office as a director after the Annual Meeting.

No other changes were made to the Original 10-Q.

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

TRANSGENOMIC, INC.

Date: August 12, 2008	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer

5