Form 10-Q
period 2008-09-30
TRANSGENOMIC INC
filed 2008-10-30
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 30, 2008, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	Sept. 30, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,787	$5,723
Accounts receivable (net of allowances for bad debts of $501 and $703, respectively)	4,944	5,095
Inventories	4,921	4,586
Prepaid expenses and other current assets	727	759

Total current assets	15,379	16,163

PROPERTY AND EQUIPMENT:
Equipment	10,708	10,857
Furniture, fixtures & leasehold improvements	4,085	4,056

	14,793	14,913
Less: accumulated depreciation	13,517	13,334

	1,276	1,579

OTHER ASSETS:
Goodwill	638	638
Other assets, net	657	710

	$17,950	$19,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$816	$1,245
Other accrued expenses	2,526	3,152
Accrued compensation	752	450

Total current liabilities	4,094	4,847
Other long-term liabilities	141	141

Total liabilities	4,235	4,988

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,189,672 shares outstanding	497	497
Additional paid-in capital	139,308	139,099
Accumulated other comprehensive income	1,954	2,274
Accumulated deficit	(128,044)	(127,768)

Total stockholders’ equity	13,715	14,102

	$17,950	$19,090

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
NET SALES	$5,367	$5,151	$17,869	$16,645
COST OF GOODS SOLD	2,448	2,500	7,570	7,872

Gross profit	2,919	2,651	10,299	8,773
OPERATING EXPENSES:
Selling, general and administrative	2,757	2,672	8,824	8,719
Research and development	684	720	1,816	2,270
Restructuring costs	—	681	8	1,305

	3,441	4,073	10,648	12,294

LOSS FROM OPERATIONS	(522)	(1,422)	(349)	(3,521)
OTHER INCOME (EXPENSE):
Interest income, net of interest expense	22	75	80	215
Other, net	14	4	13	8
Gain on sale of investment	—	—	—	938

	36	79	93	1,161

LOSS BEFORE INCOME TAXES	(486)	(1,343)	(256)	(2,360)
INCOME TAX EXPENSE	13	6	20	25

LOSS FROM CONTINUING OPERATIONS	(499)	(1,349)	(276)	(2,385)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	66

NET LOSS	$(499)	$(1,349)	$(276)	$(2,319)

COMPREHENSIVE LOSS	(723)	(1,217)	(596)	(2,032)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.01)	$(0.03)	$(0.01)	$(0.05)
From discontinued operations	—	(0.00)	—	(0.00)

	$(0.01)	$(0.03)	$(0.01)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672	49,189,672	49,189,672

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2008

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2008	49,189,672	$497	$139,099	$(127,768)	$2,274	$14,102
Net loss	—	—	—	(276)	(276)	(276)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	(320)	(320)

Comprehensive loss					(596)

Non-cash stock-based compensation	—	—	209	—	—	209

Balance, September 30, 2008	49,189,672	$497	$139,308	$(128,044)	$1,954	$13,715

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended Sept. 30,
	2008	2007
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(276)	$(2,319)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	494	978
Non-cash, stock based compensation	209	87
(Gain) Loss on sale of investment and assets	6	(1,034)
Changes in operating assets and liabilities:
Accounts receivable	151	1,041
Inventories	(335)	(1,800)
Prepaid expenses and other current assets	32	(344)
Accounts payable	(429)	124
Accrued expenses and accrued compensation	(324)	615

Net cash flows used in operating activities	(472)	(2,652)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(215)	(523)
Change in other assets	(39)	(133)
Proceeds from asset sales	—	3,935

Net cash flows provided by (used in) investing activities	(254)	3,279

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(210)	48

NET CHANGE IN CASH AND CASH EQUIVALENTS	(936)	675
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,723	5,868

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,787	$6,543

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$5
Income taxes, net	61	25

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008 and 2007

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,425 WAVE Systems as of September 30, 2008. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

•

Pharmacogenomics Research Services. Pharmacogenomics Research Services is a Contract Research Organization located in Omaha, Nebraska. It specializes in pharmocogenomic, biomarker and mutation discovery research serving the pharmaceutical and biomedical industries world-wide for disease research, drug and diagnostic development and clinical trial support.

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

Management believes existing sources of liquidity, including cash and cash equivalents of $4.8 million, are sufficient to meet expected cash needs into 2009. Our business consolidation efforts have helped control our operating costs, however, we have added sales and marketing costs in an effort to drive increased sales. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

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

Nine Months Ended September 30, 2008 and 2007

and assumptions associated with the determination of the fair value of certain assets and related impairments and the determination of goodwill impairments require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these financial statements.

Basis of Presentation.

The consolidated balance sheet as of December 31, 2007 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of only temporary overnight investments.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three and nine months ended September 30, 2008 and 2007:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Beginning balance	$501	$649	$703	$613
Charges to income	20	(64)	185	(27)
Deductions from reserves	(20)	—	(387)	(1)

Ending balance	$501	$585	$501	$585

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008 and 2007

Depreciation and amortization during the three months ended September 30, 2008 and 2007, respectively, included $0.2 million, for each period related to depreciation of property and equipment. Depreciation and amortization during the nine months ended September 30, 2008 and 2007, respectively, included $0.5 million and $1.0 million, respectively, related to depreciation of property and equipment.

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

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of September 30, 2008 had vesting periods of three years from date of grant. None of the stock options outstanding at September 30, 2008 are subject to performance or market-based vesting conditions.

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). During the nine months ended September 30, 2008, we recorded compensation expense of $0.2 million within the general administrative expense related to the vesting of 1,560,000 options. During the nine months ended September 30, 2007, we recorded compensation expenses of $0.1 million related to the vesting of 870,000 options. As of September 30, 2008, there was $0.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

The fair value of the options issued during the quarters ended September 30, 2008 and 2007 was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 1.78% to 4.97%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 76.48% and 89.14% based on the historical volatility of our stock over a time that is consistent with the expected life of the option. A small group of senior executives hold the majority of the stock options and are expected to hold the options until they are vested. Therefore, no forfeitures were assumed.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008 and 2007

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

Revenue Recognition.

Revenue (referred to as “net sales”) on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized over the service period. At September 30, 2008 and 2007, deferred revenue, mainly associated with our service contracts, included in the balance sheet in other accrued expenses, was approximately $1.6 million and $1.9 million, respectively.

Revenue from our Molecular Clinical Reference Laboratory is recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client. In our Pharmacogenomics Research Services Group, we recognize revenue based on a proportionate performance measurement for each project. At September 30, 2008 and 2007, deferred revenue associated with the pharmacogenomics research projects included in the balance sheet in other accrued expenses, was less than $0.1 million for each period.

Taxes collected from customers and remitted to government agencies for specific revenue producing transactions are recorded net with no effect on the income statement.

Research and Development.

Research and development costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency translation gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency translation adjustments from continuing operations had a nominal impact on net loss for the three months ended September 30, 2008, and decreased net loss by $0.5 million for the nine months ended September 30, 2008. Foreign currency translation adjustments from continuing operations decreased net loss by $0.1 million and $0.2 million during the three and nine months ended September 30, 2007, respectively.

Comprehensive Income.

Accumulated other comprehensive income at September 30, 2008 and December 31, 2007 consisted of foreign currency translation adjustments, net of applicable tax. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. At September 30, 2008, there were outstanding options, warrants and conversion rights pertaining to 12,046,704 shares of our common stock

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008 and 2007

all of which were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive due to the net loss from continuing operations in that period. At September 30, 2007, there were outstanding options, warrants and conversion rights pertaining to 12,201,141 shares of our common stock all of which were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive due to the net loss from continuing operations in that period.

Recently Issued Accounting Pronouncements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”). While this Statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. SFAS 157 is effective as of January 1, 2008 for financial assets and financial liabilities within its scope and it is not expected to have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We are currently assessing the impact, if any, of SFAS 157, FSP FAS 157-2, and FSP 157-3 on our consolidated financial statements.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008 and 2007

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective November 15, 2008. FAS 162 is not expected to have an impact on our financial statements.

C.	DISCONTINUED OPERATIONS

In the fourth quarter of 2005, we implemented a plan to exit the Nucleic Acids operating segment. Accordingly, we now reflect the results related to this operating segment as discontinued operations for all periods presented. Expenses that are not directly identified to the Nucleic Acids operating segment or that are considered corporate overhead have not been allocated in arriving at the loss from discontinued operations. Income for the nine months ended September 30, 2007 was less than $0.1 million. No income or loss has been reported in 2008.

Assets associated with the Nucleic Acids segment consisted principally of our facility in Glasgow, Scotland. During the quarter ended March 31, 2007, we completed the sale of the Glasgow facility and the associated equipment for $2.9 million, net of selling expenses, which resulted in a gain of $0.1 million.

The only remaining asset of the former Nucleic Acids operating segment is $0.2 million in Accounts Receivable which is fully reserved at September 30, 2008. There are no liabilities associated with the former Nucleic Acids operating segment at September 30, 2008.

D.	RESTRUCTURING CHARGES

We recorded restructuring charges totaling $.7 and $1.3 million for the three and nine months ended September 30, 2007. The restructuring charges were comprised of severance totaling $0.9 million, facility closure costs totaling $0.3 million and other costs totaling $0.2 million. Restructuring charges related to three events: A restructuring plan completed in the second quarter of 2007, which resulted from the termination of four employees in Omaha, Nebraska; facility closure activities to close the Cramlington, England production facility and consolidate production in the Omaha, Nebraska facility; and facility closure activities to close an administrative office outside Paris, France, and combine those operations with those functions performed elsewhere in the organization.

Restructuring charges of less than $0.1 million during the first nine months of 2008 related to the relocation of laboratory personnel from Gaithersburg, Maryland to Omaha, Nebraska.

E.	INVENTORIES

Inventories consisted of the following:

	Dollars in Thousands
	Sept. 30, 2008	December 31, 2007
Finished goods	$3,868	$3,123
Raw materials and work in process	982	1,370
Demonstration inventory	71	93

	$4,921	$4,586

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008 and 2007

F.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	Sept. 30, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$865	$750	$115	$865	$715	$150
Patents	683	215	468	659	185	474
Other	268	194	74	303	217	86

Total	$1,816	$1,159	$657	$1,827	$1,117	$710

Amortization expense for intangible assets was less than $0.1 million during the three months ended September 30, 2008 and 2007, respectively, and less than $0.1 million during the nine months ended September 30, 2008 and 2007, respectively. Amortization expense for intangible assets is expected to be less than $0.1 million for each of the years 2008 through 2014.

G.	COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $0.3 million for the remainder of 2008, $0.9 million in 2009, $0.7 million in 2010, $0.5 million in 2011, $0.3 million in 2012, and $0.1 million thereafter. Rent expense for continuing operations related all to operating leases for the three months ended September 30, 2008 and 2007 was approximately $0.2 million and $0.3 million, respectively and for the nine months ended September 30, 2008 and 2007 was approximately $0.6 million and $0.8 million, respectively.

At September 30, 2008, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $0.8 million.

H.	INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for Federal income tax returns related to tax years 2004 through 2007. We have state income tax returns subject to examination primarily for tax years 2003 through 2007. Open tax years related to foreign jurisdictions remain subject to examination. Our primary foreign jurisdiction is the United Kingdom which has open tax years for 2005 through 2007. Our examination by the Internal Revenue Service for the tax year ending December 31, 2006 is now complete. There were no material adjustments found in the audit.

During the three and nine months ended September 30, 2008, there were no material changes to the liability for uncertain tax positions.

I.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We match the employees’ contributions at the rate of 50% on the first 6% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were less than $0.1 million for each of the three months ended September 30, 2008 and 2007, and $0.1 million for each of the nine months ended September 30, 2008 and 2007.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008 and 2007

J.	STOCKHOLDERS’ EQUITY

Common Stock Warrants.

No common stock warrants were issued or exercised during the three and nine months ended September 30, 2008 or 2007. At September 30, 2008, there were warrants outstanding which were exercisable to purchase 8,039,640 shares of common stock.

Warrant Holder	Issue Year	Expiration Year	Underlying Shares	Exercise Price
Various Institutional Holders (1)	2005	2010	6,903,156	$1.20
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$1.92
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$2.07
Laurus Master Fund, Ltd. (2)	2003	2010	150,000	$2.35
Laurus Master Fund, Ltd. (2)	2004	2011	125,000	$2.57
Laurus Master Fund, Ltd. (2)	2004	2011	400,000	$1.18
TN Capital Equities, Ltd.	2003	2008	45,918	$2.94
TN Capital Equities, Ltd.	2004	2009	15,566	$3.18

Total			8,039,640

(1)	These warrants were issued in conjunction with a private placement of common stock in October 2005 (the “2005 Private Placement”).
(2)	These warrants were issued in conjunction with two loans that had been made to us by Laurus Master Fund, Ltd. (the “Laurus Loans”), and subsequent modifications of these loans. In conjunction with the 2005 Private Placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding.

K.	STOCK OPTIONS

The following table summarizes stock option activity during the nine months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2008:	4,535,064	$3.26
Granted	205,000	.73
Exercised	—	—
Forfeited/Expired	(733,000)	3.93

Balance at September 30, 2008:	4,007,064	$2.97

Exercisable at September 30, 2008:	2,708,702	$4.07

During the nine months ended September 30, 2008, we granted 205,000 stock options at a weighted average exercise price of $0.73 under our 2006 Equity Incentive Plan. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2008 was $0.60.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008 and 2007

L.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

We have one reportable operating segment. Although net sales are analyzed by type, net financial results are analyzed as one segment due to the integrated nature of the products. Net sales by product were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Instrument Related Business:
Bioinstruments	$2,196	$2,371	$7,987	$8,377
Bioconsumables	2,199	2,113	6,920	6,561

	4,395	$4,484	14,907	$14,938
Laboratory Services:
Molecular Clinical Reference Laboratory	736	443	1,950	1,259
Pharmacogenomics Research Services	236	224	1,012	448

	972	667	2,962	1,707

Total Net Sales	$5,367	$5,151	$17,869	$16,645

Net cost of goods sold was as follows:

	Dollars in Thousands
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Instrument Related Business:
Bioinstruments	$767	$783	$2,710	$3,142
Bioconsumables	1,097	1,119	3,133	3,197

	$1,864	$1,902	$5,843	$6,339
Laboratory Services:
Molecular Clinical Reference Laboratory	429	285	1,196	856
Pharmacogenomics Research Services	155	313	531	677

	584	598	1,727	1,533

Total Cost of Goods Sold	$2,448	$2,500	$7,570	$7,872

Net sales by geographic region were as follows:

	Dollars in Thousands
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
United States	$2,180	$2,005	$7,044	$5,663
Europe	2,491	2,216	9,653	8,865
Pacific Rim	191	381	618	1,022
Other	505	549	554	1,095

Total Net Sales by Geographic Region	$5,367	$5,151	$17,869	$16,645

No customer accounted for more than 10% of consolidated net sales during the three and nine months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 two customers each made up more than 10% of the Laboratory Services net sales. Combined they represent 35% of the Laboratory Services net sales.

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,425 WAVE Systems as of September 30, 2008. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

•

Pharmacogenomics Research Services. Pharmacogenomics Research Services is a Contract Research Organization located in Omaha, Nebraska. It specializes in pharmocogenomic, biomarker and mutation discovery research serving the pharmaceutical and biomedical industries world-wide for disease research, drug and diagnostic development and clinical trial support.

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

Executive Summary

Net sales for the nine months ended September 30, 2008 increased by $1.2 million or 7% compared to the same period in 2007. Net sales from bioinstruments were down 5% and net sales of consumables were up 5% for the comparable nine month periods. During the nine months ended September 30, 2008, net sales from Laboratory Services grew 74%, or $1.3 million, compared to the same nine month period in 2007. The Clinical Reference Laboratory showed growth of 55% and Pharmacogenomics Research Services grew by 126%. Gross margins improved year over year. Our gross profit margin improved from 53% for the nine months ended September 30, 2007 to 58% for the same period in 2008. The largest contributor to our improved gross margin was our Laboratory Services product line which went from 10% gross profit in the nine months ended September 30, 2007 to 42% for the same period in 2008. Net loss was $0.3 million for the nine months ended September 30, 2008 compared to a net loss of $2.3 million for the nine months ended September 30, 2007.

Net sales for the three months ended September 30, 2008 were up by 4% or $0.2 million, compared to the same period in 2007. For the third quarter of 2008 net sales from bioinstruments were down 7%, while consumables were up 4% compared to the third quarter of 2007. Net sales from Laboratory Services grew 46%, or $0.3 million, compared to the same quarter in 2007. The Molecular Clinical Reference Laboratory showed growth of $0.3 million or 66% and Pharmacogenomics Research Services was flat. Gross margins improved year over year. Our gross profit margin improved from 51% in the third quarter of 2007 to 54% in the quarter ended September 30, 2008. The largest contributor to this increase is our Laboratory Services product line which went from a gross profit of 10% in the third quarter of 2007 to a gross profit margin of 40% in the quarter ended September 30, 2008. Net loss was $0.5 million for the quarter ended September 30, 2008 compared to a net loss of $1.3 million for the three months ended September 30, 2007. As of September 30, 2008, we had cash and cash equivalents of $4.8 million.

Outlook

We continue to work toward our objective of generating income from continuing operations and positive cash flows from continuing operations. To accomplish these goals, we must generate sequential growth in net sales and continue to control manufacturing and other operating expenses. We are investing in our business to drive improved sales in 2008 and have added experienced sales staff. We continue to work on development of collaborative opportunities for our Molecular Clinical Reference Laboratory and Pharmacogenomics Research Services business. In addition, during 2008 we have strengthened our Board of Directors, added key senior management and formed a Scientific Advisory Board to advise us on the latest developments and scientific opportunities in cancer detection screening and mitochondrial disease diagnosis.

Uncertainties

The uncertainty of the current general economic conditions could negatively impact our business in the future.

* We may not have adequate financial resources to execute our business plan.

We have historically operated at a loss until recently and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we may not be able to obtain such funding due to the tightened credit markets. At September 30, 2008 we had cash and cash equivalents of $4.8 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs into 2009.

* Markets for our instrument related products may develop slowly.

There are many factors that affect the market demand for our products and services that we cannot control. Demand for our instrument related business is affected by the needs and budgetary resources of research institutions, universities and hospitals. The instrument purchase represents a significant expenditure by these types of customers and often requires a long sales cycle. These customers may not have the funding available to purchase our instruments.

Results of Continuing Operations

Three Months Ended September 30, 2008 and 2007

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended Sept. 30,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$2,196	$2,371	$(175)	(7)%
Bioconsumables	2,199	2,113	86	4%

	4,395	4,484	(89)	(2)%
Laboratory Services:
Molecular Clinical Reference Laboratory	736	443	293	66%
Pharmacogenomics Research Services	236	224	12	5%

	972	667	305	46%

Total Net sales	$5,367	$5,151	$216	4%

The bioinstrument net sales decrease of 7% was due to fewer WAVE Systems being sold. Two WAVE Systems were sold during the three months ended September 30, 2008, compared to fourteen during the same period of 2007. The average sales price of the WAVE’s increased due to the fact that both sales were in our European market. WAVE sales in 2007 include sales of refurbished WAVEs. There were three OEM instrument sales in the third quarter of 2008. In 2007 there were no OEM instruments sold in the third quarter. We continue to face significant competitive challenges for our instrument sales from traditional (i.e. sequencing) and evolving technologies. During the third quarter of 2008, net sales of consumables related to our WAVE Systems and other third-party instruments increased 4% compared to the same quarter in 2007. The largest growth in net sales was from our Laboratory Services group. The 46% increase was attributable to growth in our Molecular Clinical Reference Laboratory of 66% or $0.3 million. Pharmacogenomics research services was flat compared to the same quarter in 2007.

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

	Dollars in Thousands
	Three Months Ended Sept. 30,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$767	$783	$(16)	(2)%
Bioconsumables	1,097	1,119	(22)	(2)%

	1,864	1,902	(38)	(2)%
Laboratory Services:
Molecular Clinical Reference Laboratory	429	285	144	51%
Pharmacogenomics Research Services	155	313	(158)	(50)%

	584	598	(14)	(2)%

Cost of goods sold	$2,448	$2,500	$(52)	(2)%

Gross profit was $2.9 million or 54% of total net sales during the three months ended September 30, 2008, compared to $2.7 million or 51% during the same period of 2007. Gross profit as a percentage of net sales increased due to the leverage related to the Laboratory Services net sales. The reduction in manufacturing costs is attributable to our restructuring plan which was executed in 2007. Laboratory Services costs have a large fixed component, so increases in net sales drive gross profit improvement. The Laboratory Services revenue increased 46% for the third quarter of 2008 over the third quarter of 2007, while there was a decrease in cost of goods sold of 2%. During the 3 months ended September 30, 2008, the gross margin for the Laboratory Services was 40% as compared to 10% in the same period of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. For the third quarter of 2008 these costs increased by $0.1 million compared to the same period of 2007. The increase is due to the additions of executive staff, sales team and the Scientific Advisory Board.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. For the third quarter of 2008 these costs remained flat compared to the same period of 2007. They totaled $0.7 million during the three months ended September 30, 2008 and September 30, 2007.

Research and development expenses totaled 13% and 14% of net sales during the three months ended September 30, 2008 and 2007, respectively.

Other Income (Expense). Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income during the three months ended September 30, 2008 was less than $0.1 million as compared to $0.1 million for the three months ended September 30, 2007.

Income Tax Expense. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Nine Months Ended Sept. 30, 2008 and 2007

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Nine Months Ended Sept. 30,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$7,987	$8,377	$(390)	(5)%
Bioconsumables:	6,920	6,561	359	5%

	14,907	14,938	(31)	0%
Laboratory Services:
Molecular Clinical Reference Laboratory	1,950	1,259	691	55%
Pharmacogenomics Research Services	1,012	448	564	126%

	2,962	1,707	1,255	74%

Net Sales	$17,869	$16,645	$1,224	7%

The net sales of bioinstruments decreased 5% or $0.4 million compared to the same period in 2007. Sixteen WAVE Systems were sold during the nine months ended September 30, 2008, compared to forty-four in the nine months ended September 30, 2007. Offsetting this decline was an increase in the average sales price of WAVE instruments which was 70% higher in 2008 due to geographic mix and type of instrument mix. WAVE sales in each nine month period include sales of refurbished WAVEs. This decrease in instruments sold resulted from lower demand in all major geographic markets and among both research and diagnostic users, particularly in our largest markets throughout Western Europe. There are significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. There were ten OEM instruments sold during the nine months ended September 30, 2008 compared to three during the same period in 2007. In the nine months ended September 30, 2008, net sales of consumables related to our WAVE Systems and other third-party instruments increased over the same period in 2007 due to slight growth primarily in our international business. The largest growth, an increase of 74%, was in Laboratory Services. Net sales from the Clinical Reference Laboratory increased 55% or $0.7 million over the same period in 2007. Net sales from Pharmacogenomics Services increased 126% or $0.6 million over the nine months ended September 30, 2007.

Cost of Goods Sold. Cost of goods sold include material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with our discovery services operations. Cost of goods sold consisted of the following:

	Dollars in Thousands
	Nine Months Ended Sept. 30,		Change
	2008	2007	$	%
Instrument Related Business:
Bioinstruments	$2,710	$3,142	$(432)	(14)%
Bioconsumables	3,133	3,197	(64)	(2)%

	5,843	6,339	(496)	(8)%
Laboratory Services:
Molecular Clinical Reference Laboratory	1,196	856	340	40%
Pharmacogenomics Research Services	531	677	(146)	(22)%

	1,727	1,533	194	13%

Cost of Goods Sold	$7,570	$7,872	$(302)	(4)%

Gross profit was $10.3 million or 58% of total net sales during the nine months ended September 30, 2008 compared to $8.8 million or 53% during the same period of 2007. Gross profits as a percentage of net sales increased due to lower manufacturing costs and the leverage related to the Laboratory Services net sales. The reduction in manufacturing costs is attributable to our restructuring plan which was implemented in 2007. Laboratory Services costs have a large fixed component, so increases in net sales drive gross profit improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. These costs totaled $8.8 million during the nine months ended September 30, 2008, compared to $8.7 million during the same period of 2007. Foreign currency translation adjustments decreased selling, general and administrative expenses by $0.5 million in the period ending September 30, 2008. This offset the increase in selling, general and administrative expenses due to the additions of executive staff, sales team and the Scientific Advisory Board.

Research and Development Expenses. Research and development expenses primarily include personnel costs, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. These costs totaled $1.8 million during the nine months ended September 30, 2008, compared to $2.3 million during the same period of 2007, a decrease of $0.5 million. Such costs for the nine month period ended September 30, 2007 were higher primarily due to collaboration expense on new WAVE applications and patent costs for Laboratory Services.

Research and development expenses totaled 10% and 14% of net sales during the nine months ended September 30, 2008 and 2007, respectively.

Restructuring Charges. Restructuring charges in 2007 consisted of costs related to a reduction in work force at our Omaha, Nebraska facility, activities to close a production facility in Cramlington, England, and activities to close an administrative office outside of Paris, France. Restructuring charges during the nine months of 2008 related to the relocation of laboratory personnel from Gaithersburg, Maryland to Omaha, Nebraska.

Other Income (Expense). Other income during the nine month periods ended September 30, 2008 and September 30, 2007 was less than $0.1 million and $1.1 million, respectively. The decrease was attributable to the sale of an investment in equity securities. On May 10, 2007, the Company sold 250,000 shares of stock in Pinnacle Pharmaceuticals, Inc. at a price of $3.75 per share. Gross proceeds realized from the sale were $.9 which resulted in a gain of $.9 and is reflected in other income during the period. Remaining other income consisted primarily of interest income from cash and cash equivalents invested in overnight instruments.

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

Results of Discontinued Operations

In the fourth quarter of 2005, we implemented a plan to exit the Nucleic Acids operating segment. Accordingly, we now reflect the related results as discontinued operations for all periods presented. Expenses that were not directly identified to the Nucleic Acids operating segment or that were considered corporate overhead were not allocated in arriving at the loss from discontinued operations. 2008 results have no impact from these discontinued operations. For the three months ended September 30, 2007, there was a loss from discontinued operations of $0 and for the nine months ended September 30, 2007 there was a gain of $0.1 million.

The only remaining asset of the former Nucleic Acids operating segment is $0.2 million in Accounts Receivable which is fully reserved at September 30, 2008. There are no liabilities at September 30, 2008 associated with this discontinued operating segment.

Liquidity and Capital Resources

Our working capital positions at September 30, 2008 and December 31, 2007 were as follows:

	Dollars in Thousands
	Sept. 30, 2008	December 31, 2007	Change
Current assets (including cash and cash equivalents of $4,787 and $5,723, respectively)	$15,379	$16,163	$(784)
Current liabilities	4,094	4,847	(753)

Working capital	$11,285	$11,316	$(31)

Management believes existing sources of liquidity, including cash and cash equivalents of $4.8 million, are sufficient to meet expected cash needs into 2009. We have added experienced sales staff in our business in an effort to drive improved sales into 2009. We cannot assure you that we will be able to increase net sales or further reduce our expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on our new product pipeline and ultimately net sales. We could also pursue additional financing, but optimally, our goal is to achieve sufficient net sales to consistently generate net income and positive cash flow.

Analysis of Cash Flows

Nine Months Ended Sept. 30, 2008 and 2007

Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by $0.9 million during the nine months ended September 30, 2008 compared to an increase of $0.7 million during the nine months ended September 30, 2007. In 2008 net cash used by operating activities was $0.5 million and net cash flow used in investing activities was $0.3 million (largely purchases of property and equipment). The impact of foreign currency exchange rates was a use of cash of $0.2 million in 2008. The 2007 increase was the result of net cash provided by investing activities of $3.3 million, offset by net cash used by operating activities of $2.6 million. These were minimally offset by the impact of foreign currency exchange rates.

Cash Flows from Operating Activities. Cash flows used in operating activities totaled $0.5 million during the nine months ended September 30, 2008, compared to cash flows used in operating activities of $2.7 million during the same period of 2007. The cash flows used in operating activities in 2008 primarily relate to the net loss of $0.3 million. In addition, accounts receivable decreased by $0.2 million, inventory increased by $0.3 million, accounts payable decreased by $0.4 million and accrued expenses decreased by $0.3 million. The use of cash flows in 2007 related primarily to the net loss of $2.3 million and the higher inventory levels of $1.8 million related primarily to the OEM instruments. This was offset by accounts receivable collections of $1.0 million and decreased accrued expenses of $0.6 million.

Cash Flows from Investing Activities. Cash flows used in investing activities totaled $0.3 million during the nine months ended September 30, 2008 compared to cash flows provided by investing activities of $3.3 million during the same period of 2007. Cash flows used in investing activities in 2008 consisted primarily of purchases of property and equipment. Cash flows provided by investing activities in 2007 consisted primarily of sales proceeds from our Glasgow facility and equipment of $2.9 million and sales proceeds of an investment in equity securities of $0.9 million. These proceeds were offset by the purchases of property and equipment.

Off-Balance Sheet Arrangements

At September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures. We evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described in item 9A(T) of our report on Form 10-K for the fiscal year ended December 31, 2007, our disclosure controls and procedures as defined in Rule 13a-15(e) continued to not be effective. To address the material weakness in our internal control over financial reporting, management performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. Notwithstanding the material weakness in our internal control over financial reporting as of September 30, 2008, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

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

There have been no material changes in our risk factors from those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2007, other than the uncertainty of the current general economic conditions could negatively impact our business in the future.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q (Registration No. 000-30975) filed on November 14, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on May 25, 2007)

4	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.1	Employment Agreement Extension between the Company and Craig Tuttle dated July 12, 2008 (incorporated by reference to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on July 16, 2008)

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date: October 30, 2008	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle
President and Chief Executive Officer