Form 10-Q
period 2009-03-31
TRANSGENOMIC INC
filed 2009-05-14
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). )    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 14, 2009, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,845	$4,771
Accounts receivable (net of allowances for bad debts of $356 and $388, respectively)	4,376	5,385
Inventories	4,847	4,775
Prepaid expenses and other current assets	736	654

Total current assets	14,804	15,585

PROPERTY AND EQUIPMENT:
Equipment	10,092	10,059
Furniture, fixtures & leasehold improvements	3,919	3,920

	14,011	13,979
Less: accumulated depreciation	(12,749)	(12,781)

	1,262	1,198

OTHER ASSETS:
Other assets (net of accumulated amortization of $437 and $425, respectively)	741	773

	$16,807	$17,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,243	$905
Other accrued expenses	2,653	2,810
Accrued compensation	535	520

Total current liabilities	4,431	4,235
Other long-term liabilities	118	116

Total liabilities	4,549	4,351

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,189,672 shares outstanding	497	497
Additional paid-in capital	139,552	139,501
Accumulated other comprehensive income	1,425	1,470
Accumulated deficit	(129,216)	(128,263)

Total stockholders’ equity	12,258	13,205

	$16,807	$17,556

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2009	2008
NET SALES	$4,989	$6,254
COST OF GOODS SOLD	2,176	2,614

Gross profit	2,813	3,640
OPERATING EXPENSES:
Selling, general and administrative	2,975	2,975
Research and development	844	572

	3,819	3,547

INCOME (LOSS) FROM OPERATIONS	(1,006)	93
OTHER INCOME (EXPENSE):
Interest income, net of interest expense	12	33
Other, net	—	(1)

	12	32

INCOME (LOSS) BEFORE INCOME TAXES	(994)	125
INCOME TAX EXPENSE (BENEFIT)	(41)	3

NET INCOME (LOSS)	$(953)	$122

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$0.00

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,192,571

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2009	49,189,672	$497	$139,501	$(128,263)	$1,470	$13,205
Net loss	—	—	—	(953)	(953)	(953)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	(45)	(45)

Comprehensive loss					(998)

Non-cash stock-based compensation	—	—	51	—	—	51

Balance, March 31, 2009	49,189,672	$497	$139,552	$(129,216)	$1,425	$12,258

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(953)	$122
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	209	197
Non-cash, stock based compensation	51	65
Loss on sale of investment and assets	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	968	(1,259)
Inventories	(133)	287
Prepaid expenses and other current assets	(87)	222
Accounts payable	344	(33)
Accrued expenses and accrued compensation	(110)	627
Other long term liabilities	4	—
Long term deferred income taxes	6	—

Net cash flows provided by operating activities	299	225

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(209)	(43)
Change in other assets	(5)	(42)

Net cash flows used in investing activities	(214)	(85)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(11)	(59)

NET CHANGE IN CASH AND CASH EQUIVALENTS	74	81
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,771	5,723

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,845	$5,804

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes, net	2	13

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,450 WAVE Systems as of March 31, 2009. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Management believes existing sources of liquidity, including cash and cash equivalents of $4.8 million, are sufficient to meet expected cash needs during 2009. Our business consolidation efforts, recent reduction in force and cost containment management have helped control our operating costs, however, we have added sales and marketing costs over the last two years in an effort to drive increased sales. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. In addition, estimates and assumptions associated with the determination of the fair value of certain assets and related impairments require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

2.	Concentration of Revenue Risk.

No customer accounted for more than 10% of consolidated net sales during the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 one customer made up more than 10% of the Laboratory Services net sales. This customer represented 17% of the Laboratory Services net sales.

Concentrations of Cash.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of March 31, 2009.

Basis of Presentation.

The consolidated balance sheet as of December 31, 2008 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of only temporary overnight investments.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three months ended March 31, 2009 and 2008:

	Dollars in Thousands
	Three Months Ended March 31,
	2009	2008
Beginning balance	$388	$703
Charges to income	(4)	36
Deductions from reserves	28	367

Ending balance	$356	$372

While payment terms are generally 30 days, we have also provided extended payment terms of up to 90 days in certain cases. We operate globally and some of the international payment terms may be greater than 90 days. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Inventories.

Inventories are stated at the lower of cost or market. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

Property and Equipment.

Property and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	1 to 10 years

Furniture and fixtures	3 to 7 years

Production equipment	3 to 7 years

Computer equipment	3 to 7 years

Research and development equipment	2 to 7 years

Depreciation and amortization during the three months ended March 31, 2009 and 2008, respectively, included $0.2 million, for each period related to depreciation of property and equipment.

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

Each of these assets is treated as long-lived assets for purposes of FAS No. 144, which provides that long-lived assets will be tested for impairment on an annual basis or when a significant event occurs which may impact impairment. We periodically review the carrying value of our long-lived assets to assess recoverability and impairment. We recorded no impairment in the three months ended March 31, 2009 or 2008.

Other Assets. Other assets include US security deposits and deferred tax assets.

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of March 31, 2009 had vesting periods of three years from date of grant. None of the stock options outstanding at March 31, 2009 are subject to performance or market-based vesting conditions.

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). During the three months ended March 31, 2009, we recorded compensation expense of $0.1 million within the selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1,715,000 shares. During the three months ended March 31, 2008, we recorded compensation expenses of $0.1 million within selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1,410,000 shares. As of March 31, 2009, there was $0.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

The fair value of the options granted during the quarters ended March 31, 2009 and 2008 was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 1.36% to 1.55%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 101.92% and 62.93% based on the historical volatility of our stock over a time that is consistent with the expected life of the option. A small group of senior executives hold the majority of the stock options and are expected to hold the options until they are vested. Therefore, no forfeitures were assumed.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

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

Net Sales Recognition.

Net sales on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized over the service period. At March 31, 2009 and March 31, 2008, deferred net sales, mainly associated with our service contracts, included in the balance sheet in other accrued expenses, was approximately $1.4 million and $2.0 million, respectively.

Net sales from our Molecular Clinical Reference Laboratory Services are recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client less the reserve for insurance, Medicare and Medicaid expected payment. There are no deferred net sales associated with our Molecular Clinical Reference Laboratory. In our Pharmacogenomics Research Services Group, we recognize net sales based on a proportionate performance measurement for each project. At March 31, 2009 and 2008, deferred net sales associated with the pharmacogenomics research projects included in the balance sheet in other accrued expenses, was less than $0.1 million for each period.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Research and Development.

Research and development and various collaboration costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency revaluation gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency revaluation adjustments increased operating expenses and net loss by $0.2 million for the three months ended March 31, 2009, and decreased operating expenses and increased net income by $0.2 million during the three months ended March 31, 2008.

Comprehensive Income.

Accumulated other comprehensive income at March 31, 2009 and December 31, 2008 consisted of foreign currency translation adjustments, net of applicable tax of zero. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. At March 31, 2009, there were outstanding options, warrants and conversion rights pertaining to 11,500,720 shares of our common stock all of which were excluded from the

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

computation of diluted earnings per share because the effect would be anti-dilutive due to the net loss from continuing operations in that period. At March 31, 2008 there were outstanding options, warrants and conversion rights pertaining to 12,223,879 shares of our common stock of which options to acquire 33,334 shares were included in the calculation of diluted earnings per share.

Recently Issued Accounting Pronouncements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“FAS 157”). While this Statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective as of January 1, 2008 for financial assets and financial liabilities within its scope. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We have implemented FAS 157 and FSP FAS 157-2 with no impact to our financial statements.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, FAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. FAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, FAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. FAS 141(R) is effective as of January 1, 2009. We currently do not have any plans for a business combination, therefore FAS No. 141 (R) has no impact on our consolidated financial statements.

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. FAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. FAS 160 was effective as of January 1, 2009. We currently do not have a noncontrolling interest in a subsidiary nor have we deconsolidated a subsidiary, therefore, FAS 160 is not applicable at this time.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for FAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 was adopted on January 1, 2009 and had no impact on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. FAS 162 was effective November 15, 2008 and did not have an impact on our financial statements.

In June 2008 the FASB issued Abstract Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the exceptions that are allowable under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” in paragraph 11A. Under FAS 133 most derivatives are recorded as assets or liabilities with changes in their fair value being recorded through earnings. One of the exceptions outlined in paragraph 11A of

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

FAS 133 states that if a derivative is indexed to the entity’s own stock and is classified in shareholder’s equity, the derivative accounting is avoided. EITF 07-5 clarifies whether or not a derivative is indexed to an entity’s own stock. EITF 07-5 was adopted on January 1, 2009. We have assessed our warrants and determined the fair value is $0 so there is no impact to our financial statements.

C.	INVENTORIES

Inventories consisted of the following:

	Dollars in Thousands
	March 31, 2009	December 31, 2008
Finished goods	$3,131	$2,911
Raw materials and work in process	1,683	1,658
Demonstration inventory	33	206

	$4,847	$4,775

D.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	March 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$310	$205	$105	$310	$195	$115
Patents	670	232	438	679	230	449
Other	198	—	198	209	—	209

Total	$1,178	$437	$741	$1,198	$425	$773

Amortization expense for intangible assets was less than $0.1 million during the three months ended March 31, 2009 and 2008, respectively. Amortization expense for intangible assets is expected to be approximately $0.1 million for each of the years 2009 through 2013.

E.	COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. Some of our leases have early termination clauses. The future minimum lease payments required under these leases are approximately $0.7 million for the remainder of 2009, $0.9 million in 2010, $0.6 million in 2011, $0.3 million in 2012, and $0.1 million thereafter. Rent expense for continuing operations relating to operating leases for the three months ended March 31, 2009 and 2008 was approximately $0.2 million and $0.2 million, respectively.

At March 31, 2009, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $0.4 million.

F.	INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for Federal income tax returns related to tax years 2005 and 2007. We have state income tax returns subject to examination primarily for tax years 2005 through 2007. Open tax years related to foreign jurisdictions remain subject to examination. Our primary foreign jurisdiction is the United Kingdom which has open tax years for 2005 through 2007.

During the three months ended March 31, 2009, there were no material changes to the liability for uncertain tax positions.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

G.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We currently match the employee’s contributions at the rate of 50% on the first 6% of contributions. The Transgenomic, Inc. Savings and Retirement Plan was modified to state that the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of the employee’s elective payroll deferral. Each year we will determine the formula for the discretionary matching contribution. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Effective June 1, 2009, Transgenomic will not match employee 401(k) contributions. Contributions to the 401(k) plan were less than $0.1 million for each of the three months ended March 31, 2009 and 2008.

H.	STOCKHOLDERS’ EQUITY

Common Stock.

The Company’s Board of Directors is authorized to issue up to 100,000,000 shares of common stock, from time to time, as provided in a resolution or resolutions adopted by the Board of Directors.

Common Stock Warrants.

No common stock warrants were issued or exercised during the three months ended March 31, 2009 or 2008. At March 31, 2009, there were warrants outstanding which were exercisable to purchase 7,978,156 shares of common stock.

Warrant Holder	Issue Year	Expiration Year	Underlying Shares	Exercise Price
Various Institutional Holders (1)	2005	2010	6,903,156	$1.20
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$1.92
Laurus Master Fund, Ltd. (2)	2003	2010	200,000	$2.07
Laurus Master Fund, Ltd. (2)	2003	2010	150,000	$2.35
Laurus Master Fund, Ltd. (2)	2004	2011	125,000	$2.57
Laurus Master Fund, Ltd. (2)	2004	2011	400,000	$1.18

Total			7,978,156

(1)	These warrants were issued in conjunction with a private placement of common stock in October 2005 (the “2005 Private Placement”).
(2)	These warrants were issued in conjunction with two loans that had been made to us by Laurus Master Fund, Ltd. (the “Laurus Loans”), and subsequent modifications of these loans. In conjunction with the 2005 Private Placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

I.	STOCK OPTIONS

The following table summarizes stock option activity during the three months ended March 31, 2009:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2009:	3,531,064	$2.54
Granted	25,000.36
Exercised	—	—
Forfeited/Expired	33,500	1.53

Balance at March 31, 2009:	3,522,564	$2.53

Exercisable at March 31, 2009:	2,399,370	$3.42

During the three months ended March 31, 2009, we granted 25,000 stock options at a weighted average exercise price of $0.36 under our 2006 Equity Incentive Plan. The weighted average fair value per share on grant date of options granted during the three months ended March 31, 2009 was $0.28.

J.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

We have two reportable operating segments.

Segment information for the three months ended March 31, 2009 and 2008 is as follows:

	Dollars in Thousands
	2009			2008
	Instrument Business	Lab Services	Total	Instrument Business	Lab Services	Total
Net Sales	$3,733	$1,256	$4,989	$5,281	$973	$6,254
Gross Profit	2,202	611	2,813	3,250	390	3,640
Net Income/(Loss) before Taxes	(433)	(561)	(994)	327	(201)	125
Income Tax Expense (Benefit)	(41)	—	(41)	3	—	3

Net Income/(Loss)	$(392)	$(561)	$(953)	$324	$(201)	$122

Depreciation/Amortization	130	60	190	139	51	190
Interest Income, Net	9	3	12	28	5	33

	3/31/2009			12/31/08
Total Assets	$9,682	$7,125	$16,807	$10,226	$7,330	$17,556

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

Net sales by product were as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2009	2008
Instrument Related Business:
Bioinstruments	$1,912	$3,028
Bioconsumables	1,821	2,253

	3,733	$5,281

Laboratory Services:
Molecular Clinical Reference Laboratory	953	506
Pharmacogenomics Research Services	303	467

	1,256	973

Total Net Sales	$4,989	$6,254

Net cost of goods sold was as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2009	2008
Instrument Related Business:
Bioinstruments	$658	$1,029
Bioconsumables	873	1,002

	$1,531	$2,031

Laboratory Services:
Molecular Clinical Reference Laboratory	486	347
Pharmacogenomics Research Services	159	236

	645	583

Total Cost of Goods Sold	$2,176	$2,614

Net sales for the three months ended March 31, 2009 by country were as follows:

3/31/2009 (Dollars in Thousands)

United States	$2,183
Italy	841
China	309
Germany	293
France	283
United Kingdom	242
All Other Countries	838

Total	$4,989

No other country accounted for more than 5% of total net sales.

No customer accounted for more than 10% of consolidated net sales during the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 one customer made up more than 10% of the Laboratory Services net sales. This customer represented 17% of the Laboratory Services net sales.

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,450 WAVE Systems as of March 31, 2009. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Laboratory Services:

•

Molecular Clinical Reference Laboratory. The molecular clinical reference laboratory specializes in mitochondrial and molecular diagnostic testing including genetic testing for oncology, hematology and inherited disorders. Located in Omaha, Nebraska the molecular clinical reference laboratory operates in a Good Laboratory Practices compliant environment and is certified under the Clinical Laboratory Improvement Amendment.

•

Pharmacogenomics Research Services. Pharmacogenomics research services are provided by our Contract Research Organization located in Omaha, Nebraska. It specializes in pharmocogenomic, biomarker and mutation discovery research serving the pharmaceutical and biomedical industries world-wide for disease research, drug and diagnostic development and clinical trial support.

Executive Summary

Net sales for the three months ended March 31, 2009 decreased by $1.3 million or 20% compared to the same period in 2008. Net sales in our Instrument Related Business were down 29% or $1.5 million for the three months ended March 31, 2009 compared to the same period in 2008. Net sales from bioinstruments were down 37% and net sales of consumables were down 19% for the comparable three month periods. During the three months ended March 31, 2009, net sales from Laboratory Services grew 29%, or $0.3 million, compared to the same three month period in 2008. The Clinical Reference Laboratory showed revenue growth of 88% and net sales from Pharmacogenomics Research Services decreased by 35%. Our gross profit margin decreased from 58% for the three months ended March 31, 2008 to 56% for the same period in 2009. Laboratory Services gross margin improved from 40% gross profit in the three months ended March 31, 2008 to 49% for the same period in 2009. Net loss was $1.0 million for the three months ended March 31, 2009 compared to net income of $0.1 million for the three months ended March 31, 2008.

As of March 31, 2009, we had cash and cash equivalents of $4.8 million.

Outlook

We continue to work toward our objective of generating income from continuing operations and positive cash flows from continuing operations. To accomplish these goals, we must generate sequential growth in net sales and continue to control manufacturing and other operating expenses. As a result of the current economic outlook in 2009 and our first quarter sales performance, we initiated a cost cutting initiative in April 2009. This was necessary to ensure that we remain financially strong and try to maintain cash in 2009. The cost cutting initiative included a reduction in force, a freeze on new hires and backfills, no merits or other bonuses, effective June 1, 2009 there will be no 401(k) company match, reduction in travel and elimination of our investor relations firm.

Uncertainties

The uncertainty of the current general economic conditions could negatively impact our business in the future.

We have historically operated at a loss until recently and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we may not be able to obtain such funding due to the tightened credit markets. At March 31, 2009 we had cash and cash equivalents of $4.8 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs during 2009.

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

Results of Continuing Operations

Three Months Ended March 31, 2009 and 2008

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended March 31,		Change
	2009	2008	$	%
Instrument Related Business:
Bioinstruments	$1,912	$3,028	$(1,116)	(37)%
Bioconsumables	1,821	2,253	(432)	(19)%

	3,733	5,281	(1,548)	(29)%
Laboratory Services:
Molecular Clinical Reference Laboratory	953	506	447	88%
Pharmacogenomics Research Services	303	467	(164)	(35)%

	1,256	973	283	29%

Total Net sales	$4,989	$6,254	$(1,265)	(20)%

Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access customers that may not be able to afford new systems. Bioinstrument net sales are down $1.1 million, or 37%, during the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in bioinstrument net sales was due to fewer OEM instruments sold in the first quarter of 2009. There was only one sold in 2009 and at a lower average sales price than the four in 2008. This accounted for the majority of the decrease. In addition, we sold two fewer WAVE instruments in the first quarter 2009 as compared to 2008, and the average sales price was lower due to the geographic make up of the sales. The foreign currency conversion rate difference between 2009 and 2008 impacted the average net sales price on our European sales. This decrease resulted from lower demand in all major geographic markets and among both research and diagnostic users particularly in our largest markets. Demand for WAVE Systems has been affected by significant competitive challenges from traditional (i.e. sequencing) and evolving technologies.

Net sales of bioconsumables decreased during the three months ended March 31, 2009 compared to 2008. The primary decrease in consumables is due to the negative impact of the foreign currency exchange rates, primarily the Great British Pound to the US Dollar.

Net sales of Laboratory Services increased during the three months ended March 31, 2009 compared to 2008 by approximately $0.3 million. Laboratory Services sales includes both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales of $1.0 million increased 88% over the three months ended March 31, 2008. The Molecular Clinical Reference Laboratory Services net sales growth is attributable to the increased sales focus. We increased the number of sales employees during 2008. The Pharmacogenomics Research Services net sales of $0.3 million during the three months ended March 31, 2009 decreased 35% from the 3 months ended March 31, 2008. The decrease in Pharmacogenomics Research Services is due to one large customer in the first quarter of 2008 which has completed their project. The Pharmacogenomics Research Services net sales has peaks due to the nature of project related business.

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

	Dollars in Thousands
	Three Months Ended March 31,		Change
	2009	2008	$	%
Instrument Related Business:
Bioinstruments	$658	$1,029	$(371)	(36)%
Bioconsumables	873	1,002	(129)	(13)%

	1,531	2,031	(500)	(25)%
Laboratory Services:
Molecular Clinical Reference Laboratory	486	347	139	40%
Pharmacogenomics Research Services	159	236	(77)	(33)%

	645	583	62	11%

Cost of goods sold	$2,176	$2,614	$(438)	(17)%

Gross profit was $2.8 million or 56% of total net sales during the first quarter of 2009, compared to $3.6 million or 58% during the same period of 2008. Cost of sales for the Instrument Related Business decreased by only 25% for the first quarter of 2009 compared to the same period of 2008 on a net sales decrease of 29%. This reflects a largely fixed expense base. This is primarily due to fewer instruments sold during the quarter. The Laboratory Services revenue increased 29% for the first quarter of 2009 over the first quarter of 2008, while cost of goods sold increased only 11%. During the three months ended March 31, 2009, the gross margin for the Laboratory Services was 49% as compared to 40% in the same period of 2008. Laboratory Services costs have a large fixed component, so increases in net sales continue to drive gross profit improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Excluding foreign currency revaluation gains or losses, which were a loss of $0.2 million in the three months ended March 31, 2009 and a gain of $0.2 million in the same period of 2008, our selling, general and administrative costs decreased from $3.1 million to $2.7 million. The primary decrease is due to no bonus accrual, open positions not filled, lower travel and lower stock option expense.

Research and Development Expenses. Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. For the first quarter of 2009 these costs totaled $0.8 million compared to $0.6 million for the three months ended March 31, 2008. The increase is primarily due to collaboration expense with Power3 for their NuroPro assay development related to the diagnosis of Alzheimer’s and Parkinsons’ diseases.

Research and development expenses totaled 17% and 9% of net sales during the three months ended March 31, 2009 and 2008, respectively.

Other Income (Expense). Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income during the three months ended March 31, 2009 and March 31, 2008 was less than $0.1 million for each period.

Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2009 was a benefit of less than $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of subsidiaries outside the U.S due primarily to foreign currency exchange losses. This tax benefit is partially offset by tax expense related to state and franchise taxes as well as reserves for uncertain income taxes, recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48’). We believe the tax benefit recorded will be offset in future periods by a tax expense, related to income reported in financial statements of subsidiaries outside the U.S Income tax expense for the three months ended March 31, 2008 was less than $0.1 million.

Liquidity and Capital Resources

Our working capital positions at March 31, 2009 and December 31, 2008 were as follows:

	Dollars in Thousands
	March 31, 2009	December 31, 2008	Change
Current assets (including cash and cash equivalents of $4,845 and $4,771, respectively)	$14,804	$15,585	$(781)
Current liabilities	4,431	4,235	196

Working capital	$10,373	$11,350	$(977)

The working capital decrease is primarily a result of lower accounts receivable of $1.0 million at March 31, 2009 compared to December 31, 2008.

Management believes existing sources of liquidity, including cash and cash equivalents of $4.8 million, are sufficient to meet expected cash needs during 2009. We have added experienced sales staff in our business in an effort to drive improved sales in 2009. As a result of the current economic outlook in 2009 we cannot assure you that we will be able to maintain our net sales or further reduce our expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on our new product pipeline and ultimately net sales. We could also pursue additional financing, but optimally, our goal is to achieve sufficient net sales to consistently generate net income and positive cash flow.

Analysis of Cash Flows

Three Months Ended March 31, 2009 and 2008

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased by $0.1 million during both of the three months ended March 31, 2009 and March 31, 2008. In 2009 net cash provided by operating activities was $0.3 million offset by $0.2 million of net cash flow used in investing activities with minimal impact of foreign currency exchange rates. In 2008 net cash provided by operating activities was $0.2 million which was largely offset by the net cash flow used in investing activities with a minimal impact of foreign currency exchange rates.

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities totaled $0.3 million during the three months ended March 31, 2009, compared to cash flows provided by operating activities of $0.2 million during the same period of 2008. The cash flows provided by operating activities in 2009 primarily relate to the accounts receivable collections of $1.0 million and accounts payable increase of $0.3 million offset by the loss of $1.0 million. The cash flows provided in 2008 related to the net income of $0.1 million. In addition, the increase in accounts receivable of $1.3 million was offset by the decrease in accrued expenses and compensation.

Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled $0.2 million during the three months ended March 31, 2009 compared to cash flows used in investing activities of $0.1 million during the same period of 2008. Cash flows used in investing activities in 2009 and 2008 consisted primarily of purchases of property and equipment.

Off-Balance Sheet Arrangements

At March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2008. There have been no changes to those accounting pronouncements listed except as noted in note B to the financial statements contained in this report.

Impact of Inflation

We do not believe that price inflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Translation Risk. During the last two fiscal years, our international sales have represented more than 50% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, our wholly owned subsidiary, Transgenomic Limited, operating currency is British Pounds. Results of operation and the Balance Sheet are translated from the functional currency of the subsidiary, Great British Pounds, to our reporting currency of the US Dollar. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. As a result we are subject to exchange rate risk. The foreign exchange rates have had large variances during 2008. At January 1, 2008 the Euro to Great British Pound exchange rate was .73650 as compared to March 31, 2009 rate of .9296. The Great British Pound to US Dollar exchange rate was 1.9970 at January 1, 2008 compared to 1.42140 at March 31, 2009. This is a decrease of 29%. These large changes in foreign exchange rates may negatively impact our business in 2009.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described in item 9A(T) of our report on Form 10-K for the fiscal year ended December 31, 2008, our disclosure controls and procedures as defined in Rule 13a-15(e) continued to not be effective. To address the material weakness in our internal control over financial reporting, management performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. Notwithstanding the material weakness in our internal control over financial reporting as of March 31, 2009, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

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

There have been no material changes in our risk factors from those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008. The uncertainty of the current general economic conditions continues to be a significant risk and could negatively impact our business in the future.

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

TRANSGENOMIC, INC.

Date: May 14, 2009	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle
President and Chief Executive Officer