Form 10-Q
period 2009-06-30
TRANSGENOMIC INC
filed 2009-08-13
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 13, 2009, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,776	$4,771
Accounts receivable (net of allowances for bad debts of $358 and $388, respectively)	4,310	5,385
Inventories	4,639	4,775
Prepaid expenses and other current assets	513	654

Total current assets	14,238	15,585
PROPERTY AND EQUIPMENT:
Equipment	10,211	10,059
Furniture, fixtures & leasehold improvements	3,931	3,920

	14,142	13,979
Less: accumulated depreciation	(13,042)	(12,781)

	1,100	1,198

OTHER ASSETS:
Other assets (net of accumulated amortization of $457 and $425, respectively)	748	773

	$16,086	$17,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$873	$905
Other accrued expenses	2,592	2,810
Accrued compensation	577	520

Total current liabilities	4,042	4,235
Other long-term liabilities	143	116

Total liabilities	4,185	4,351
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,189,672 shares outstanding	497	497
Additional paid-in capital	139,600	139,501
Accumulated other comprehensive income	1,749	1,470
Accumulated deficit	(129,945)	(128,263)

Total stockholders’ equity	11,901	13,205

	$16,086	$17,556

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET SALES	$5,473	$6,246	$10,463	$12,501
COST OF GOODS SOLD	2,822	2,507	4,999	5,122

Gross profit	2,651	3,739	5,464	7,379
OPERATING EXPENSES:
Selling, general and administrative	2,732	3,091	5,708	6,066
Research and development	686	560	1,530	1,132
Restructuring Costs	—	8	—	8

	3,418	3,659	7,238	7,206

INCOME (LOSS) FROM OPERATIONS	(767)	80	(1,774)	173
OTHER INCOME (EXPENSE):
Interest income, net of interest expense	2	25	14	58
Other, net	(3)	—	(3)	(1)

	(1)	25	11	57

INCOME (LOSS) BEFORE INCOME TAXES	(768)	105	(1,763)	230
INCOME TAX EXPENSE (BENEFIT)	(38)	4	(80)	7

NET INCOME (LOSS)	$(730)	$101	$(1,683)	$223

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.03)	$0.00

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672	49,189,672	49,189,672
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,301,010	49,189,672	49,301,010

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2009

(Dollars in thousands except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Outstanding Shares	Par Value
Balance, January 1, 2009	49,189,672	$497	$139,501	$(128,263)	$1,470	$13,205
Net loss	—	—	—	(1,683)	(1,683)	(1,683)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	279	279

Comprehensive loss					(1,404)

Non-cash stock-based compensation	—	—	99	—	—	99

Balance, June 30, 2009	49,189,672	$497	$139,600	$(129,945)	$1,749	$11,901

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(1,683)	$223
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	426	342
Non-cash, stock based compensation	99	135
Loss on sale of investment and assets	—	12
Changes in operating assets and liabilities:
Accounts receivable	1,369	(381)
Inventories	260	(14)
Prepaid expenses and other current assets	165	129
Accounts payable	(69)	(330)
Accrued expenses and accrued compensation	(393)	70
Other long term liabilities	10	7
Long term deferred income taxes	9	—

Net cash flows provided by operating activities	193	193

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(219)	(93)
Change in other assets	(13)	(38)

Net cash flows used in investing activities	(232)	(131)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	44	(93)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5	(31)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,771	5,723

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,776	$5,692

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes, net	6	13

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,450 WAVE Systems as of June 30, 2009. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Management believes existing sources of liquidity, including cash and cash equivalents of $4.8 million, are sufficient to meet expected cash needs during 2009. Our business consolidation efforts, recent reduction in force and cost containment management have helped control our operating costs, however, we have added sales and marketing costs over the last two years in an effort to drive increased sales. In addition we have increased our research expenditures to drive development of new products and to support business opportunities and collaborations. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

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

Six Months Ended June 30, 2009 and 2008

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

No customer accounted for more than 10% of consolidated net sales during the three and six months ended June 30, 2009 and 2008. For the three and six months ended June 30, 2009 one customer made up more than 10% of the Laboratory Services net sales. This customer represented 20% of the Laboratory Services net sales for the six months ended June 30, 2009 and 23% for the six months ended June 30, 2008. This customer represented 22% of the Laboratory Services net sales for the three months ended June 30, 2009 and 21% for the three months ended June 30, 2008.

Concentrations of Cash.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of June 30, 2009.

Basis of Presentation.

The consolidated balance sheet as of December 31, 2008 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of only temporary overnight investments.

Accounts Receivable.

Accounts receivable are shown net of allowance for doubtful accounts. The following is a summary of activity for the allowance for doubtful accounts during the three and six months ended June 30, 2009 and 2008:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$356	$372	$388	$703
Charges to income	36	129	32	165
Deductions from reserves	(34)	—	(62)	(367)

Ending balance	$358	$501	$358	$501

While payment terms are generally 30 days, we have also provided extended payment terms of up to 90 days in certain cases. We operate globally and some of the international payment terms may be greater than 90 days. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

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

Depreciation during the three months ended June 30, 2009 and 2008, respectively, included $0.2 million for each period related to depreciation of property and equipment. Depreciation during the six months ended June 30, 2009 and 2008, respectively, included $0.3 million for each period related to depreciation of property and equipment.

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

Each of these assets is treated as long-lived assets for purposes of FAS No. 144, which provides that long-lived assets will be tested for impairment on an annual basis or when a significant event occurs which may impact impairment. We periodically review the carrying value of our long-lived assets to assess recoverability and impairment. We recorded no impairment in the three and six months ended June 30, 2009 and 2008.

Other Assets. Other assets include US security deposits and deferred tax assets.

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of June 30, 2009 had vesting periods of three years from date of grant. None of the stock options outstanding at June 30, 2009 are subject to performance or market-based vesting conditions.

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). During the six months ended June 30, 2009, we recorded compensation expense of $0.1 million within the selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1,745,000 shares. During the six months ended June 30, 2008, we recorded compensation expenses of $0.1 million within selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1,535,000 shares. As of June 30, 2009, there was $0.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

The fair value of the options granted during the quarters ended June 30, 2009 and 2008 was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 2.12% to 3.99%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 106.08% and 80.03% based on the historical volatility of our stock over a time that is consistent with the expected life of the option. A small group of senior executives hold the majority of the stock options and are expected to hold the options until they are vested. Therefore, no forfeitures were assumed.

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

Net Sales Recognition.

Net sales on the sales of products is recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized over the service period. At June 30, 2009 and June 30, 2008, deferred net sales, mainly associated with our service contracts, included in the balance sheet in other accrued expenses, were approximately $1.4 million and $1.9 million, respectively.

Net sales from our Molecular Clinical Reference Laboratory Services are recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client less the reserve for insurance, Medicare and Medicaid expected payment. There are no deferred net sales associated with our Molecular Clinical Reference Laboratory. In our Pharmacogenomics Research Services Group, we recognize net sales based on a proportionate performance measurement for each project. At June 30, 2009 and 2008, deferred net sales associated with the pharmacogenomics research projects included in the balance sheet in other accrued expenses, was less than $0.1 million for each period.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Research and Development.

Research and development and various collaboration costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of subsidiaries outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency revaluation gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency revaluation adjustments increased operating expenses and net loss by $0.2 million for the three months ended June 30, 2009 and $0.4 million for the six months ended June 30, 2009, and decreased operating expenses and increased net income by $0.3 million during the three months ended June 30, 2008 and $0.5 million during the six months ended June 30, 2008.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

Comprehensive Income.

Accumulated other comprehensive income at June 30, 2009 and December 31, 2008 consisted of foreign currency translation adjustments, net of applicable tax of zero. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. At June 30, 2009, there were outstanding options, warrants and conversion rights exercisable for 11,514,720 shares of our common stock all of which were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive due to the net loss from continuing operations in that period. At June 30, 2008 there were outstanding options, warrants and conversion rights exercisable for 12,031,704 shares of our common stock of which options to acquire 111,338 shares were included in the calculation of diluted earnings per share.

Recently Issued Accounting Pronouncements.

In September 2006 the FASB issued Statement No. 157, “Fair Value Measurement” (“FAS 157”). While this Statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective as of January 1, 2008 for financial assets and financial liabilities within its scope. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We have implemented FAS 157 and FSP FAS 157-2 with no impact to our financial statements.

In April 2009 the FASB issued Staff Position No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 “Fair Value Measurements” (FAS 157), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. There are no financial impacts to the consolidated financial statements in implementing this pronouncement.

In December 2007 the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, FAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. FAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, FAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. FAS 141(R) is effective as of January 1, 2009. We currently do not have any plans for a business combination, therefore FAS No.141 (R) has no impact on our consolidated financial statements.

In December 2007 the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. FAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. FAS 160 was effective as of January 1, 2009. We currently do not have a noncontrolling interest in a subsidiary nor have we deconsolidated a subsidiary, therefore, FAS 160 is not applicable at this time.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for FAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 was adopted on January 1, 2009 and had no impact on our financial statements.

In May 2008 the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This Standard identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. FAS 162 was effective November 15, 2008 and did not have an impact on our financial statements. In June 2009 the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Statement identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, FAS 168 replaces FAS 162 to indicate this change to the GAAP hierarchy.

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

In May 2009 the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”). This Statement does not require significant changes in the subsequent events that an entity reports either through recognition or disclosure in its financial statements. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. FAS 165 is effective after June 15, 2009. We have implemented FAS 165.

C.	INVENTORIES

Inventories consisted of the following:

	Dollars in Thousands
	June 30, 2009	December 31, 2008
Finished goods	$2,858	$2,911
Raw materials and work in process	1,644	1,658
Demonstration inventory	137	206

	$4,639	$4,775

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

D.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	June 30, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$310	$216	$94	$310	$195	$115
Patents	677	241	436	679	230	449
Other	218	—	218	209	—	209

Total	$1,205	$457	$748	$1,198	$425	$773

Amortization expense for intangible assets was less than $0.1 million during the three and six months ended June 30, 2009 and 2008, respectively. Amortization expense for intangible assets is expected to be approximately $0.1 million for each of the years 2009 through 2013.

E.	COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. Some of our leases have early termination clauses. The future minimum lease payments required under these leases are approximately $0.5 million for the remainder of 2009, $0.9 million in 2010, $0.6 million in 2011, $0.3 million in 2012, and $0.1 million thereafter. Rent expense for continuing operations relating to operating leases for the three months ended June 30, 2009 and 2008 was approximately $0.2 million for each period. Rent expense for continuing operations relating to operating leases for each of the six months ended June 30, 2009 and 2008 was $0.4 million, respectively.

At June 30, 2009, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $0.1 million.

F.	INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for Federal income tax returns related to tax years 2005 and 2008. We have state income tax returns subject to examination primarily for tax years 2005 through 2008. Open tax years related to foreign jurisdictions remain subject to examination. Our primary foreign jurisdiction is the United Kingdom which has open tax years for 2005 through 2008.

Income tax benefit for the six months ended June 30, 2009 was a benefit of less than $0.1 million. This is partially the result of the change in deferred tax assets and liabilities reported in financial statements of subsidiaries outside the U.S due primarily to foreign currency exchange losses. A refundable tax credit related to the 2008 Federal and State Income Tax returns was also recorded. This credit is anticipated to continue for 2009. This tax benefit is partially offset by tax expense related to state and franchise taxes as well as reserves for uncertain income taxes, recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48’). We believe the tax benefit recorded will be partially offset in future periods by a tax expense, related to income reported in financial statements of subsidiaries outside the United States. Income tax expense for the six months ended June 30, 2008 was less than $0.1 million.

During the three and six months ended June 30, 2009, there were no material changes to the liability for uncertain tax positions.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

G.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. Prior to June 1, 2009 we matched the employee’s contributions at the rate of 50% on the first 6% of contributions. Effective June 1, 2009, Transgenomic discontinued matching employee 401(k) contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were less than $0.1 million for each of the three and six months ended June 30, 2009 and 2008.

H.	STOCKHOLDERS’ EQUITY

Common Stock.

The Company’s Board of Directors is authorized to issue up to 100,000,000 shares of common stock, from time to time, as provided in a resolution or resolutions adopted by the Board of Directors.

Common Stock Warrants.

No common stock warrants were issued or exercised during the three and six months ended June 30, 2009 and 2008. At June 30, 2009, there were warrants outstanding which were exercisable to purchase 7,978,156 shares of common stock.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

I.	STOCK OPTIONS

The following table summarizes stock option activity during the six months ended June 30, 2009:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2009:	3,531,064	$2.54
Granted	70,000.42
Exercised	—	—
Forfeited/Expired	64,500	2.27

Balance at June 30, 2009:	3,536,564	$2.50

Exercisable at June 30, 2009:	2,426,704	$3.36

During the six months ended June 30, 2009, we granted options exercisable to purchase 70,000 shares of common stock at a weighted average exercise price of $0.42 under our 2006 Equity Incentive Plan. The weighted average fair value per share on grant date of options granted during the six months ended June 30, 2009 was $0.35.

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

We have two reportable operating segments.

Segment information for the three months ended June 30, 2009 and 2008 is as follows:

	Dollars in Thousands
	2009			2008
	Instrument Business	Lab Services	Total	Instrument Business	Lab Services	Total
Net Sales	$4,209	$1,264	$5,473	$5,229	$1,017	$6,246
Gross Profit	2,262	389	2,651	3,282	457	3,739
Net Income/(Loss) before Taxes	(88)	(680)	(768)	322	(217)	105
Income Tax Expense (Benefit)	(38)	—	(38)	4	—	4

Net Income/(Loss)	$(50)	$(680)	$(730)	$318	$(217)	$101

Depreciation/Amortization	130	73	203	136	48	184
Restructure	—	—	—	8	—	8
Interest Income, Net	2	—	2	21	4	25

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

Segment information for the six months ended June 30, 2009 and 2008 is as follows:

	Dollars in Thousands
	2009			2008
	Instrument Business	Lab Services	Total	Instrument Business	Lab Services	Total
Net Sales	$7,943	$2,520	$10,463	$10,511	$1,990	$12,501
Gross Profit	4,465	999	5,464	6,532	847	7,379
Net Income/(Loss) before Taxes	(522)	(1,241)	(1,763)	648	(418)	230
Income Tax Expense (Benefit)	(80)	—	(80)	7	—	7

Net Income/(Loss)	$(442)	$(1,241)	$(1,683)	$641	$(418)	$223

Depreciation/Amortization	260	133	393	275	99	374
Restructure	—	—	—	8	—	8
Interest Income, Net	11	3	14	49	9	58

	June 30, 2009			December 31, 2008
Total Assets	$9,260	$6,826	$16,086	$10,226	$7,330	$17,556

Net sales by product were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Instrument Related Business:
Bioinstruments	$2,305	$2,762	$4,217	$5,791
Bioconsumables	1,904	2,467	3,726	4,720

	4,209	5,229	7,943	$10,511
Laboratory Services:
Molecular Clinical Reference Laboratory	1,011	708	1,964	1,215
Pharmacogenomics Research Services	253	309	556	775

	1,264	1,017	2,520	1,990

Total Net Sales	$5,473	$6,246	10,463	$12,501

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

Net cost of goods sold was as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Instrument Related Business:
Bioinstruments	$982	$914	$1,640	$1,943
Bioconsumables	965	1,034	1,838	2,036

	$1,947	$1,948	3,478	3,979
Laboratory Services:
Molecular Clinical Reference Laboratory	642	381	1,129	728
Pharmacogenomics Research Services	233	178	392	415

	875	559	1,521	1,143

Total Cost of Goods Sold	$2,822	$2,507	$4,999	$5,122

Net sales for the three and six months ended June 30, 2009 and 2008 by country were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$2,421	$2,629	$4,604	$4,787
Italy	922	727	1,763	1,344
France	507	778	789	1,228
China	366	38	675	188
Germany	240	464	533	859
United Kingdom	194	328	436	1,117
All Other Countries	823	1,282	1,663	2,978

Total	$5,473	$6,246	$10,463	$12,501

No other country accounted for more than 5% of total net sales.

No customer accounted for more than 10% of consolidated net sales during the three and six months ended June 30, 2009 and 2008. For the three and six months ended June 30, 2009 and 2008 one customer made up more than 10% of the Laboratory Services net sales. This customer represented 20% of the Laboratory Services net sales for the six months ended June 30, 2009 and 23% for the six months ended June 30, 2008.

Approximately 80% of our long-lived assets are within the United States. Substantially all of the remaining long-lived assets are within Europe.

K.	SUBSEQUENT EVENTS

We have no material subsequent events to be disclosed as of August 13, 2009 which is the date our financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,450 WAVE Systems as of June 30, 2009. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Executive Summary

Net sales for the six months ended June 30, 2009 decreased by $2.0 million or 16% compared to the same period in 2008. Net sales in our Instrument Related Business were down 24% or $2.6 million for the six months ended June 30, 2009 compared to the same period in 2008. Net sales from bioinstruments were down 27% and net sales of consumables were down 21% for the comparable six month periods. During the six months ended June 30, 2009, net sales from Laboratory Services grew 27%, or $0.5 million, compared to the same six month period in 2008. The Clinical Reference Laboratory showed revenue growth of 62% and net sales from Pharmacogenomics Research Services decreased by 28%. Our gross profit margin decreased from 59% for the six months ended June 30, 2008 to 52% for the same period in 2009. Net loss was $1.7 million for the six months ended June 30, 2009 compared to net income of $0.2 million for the six months ended June 30, 2008. The global economic crisis has impacted our business. We have seen some positive signs in the last thirty to sixty days, but remain concerned as to the timing of a turn-around.

As of June 30, 2009, we had cash and cash equivalents of $4.8 million, unchanged from December 31, 2008.

Outlook

We continue to work toward our objective of generating income from continuing operations and positive cash flows from continuing operations. To accomplish these goals, we must generate sequential growth in net sales and continue to control manufacturing and other operating expenses.

Uncertainties

The uncertainty of the current general global economic conditions could negatively impact our business in the future.

We have historically operated at a loss until recently and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we may not be able to obtain such funding due to the tightened credit markets. At June 30, 2009 we had cash and cash equivalents of $4.8 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs during 2009.

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

Results of Continuing Operations

Three Months Ended June 30, 2009 and 2008

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended June 30,		Change
	2009	2008	$	%
Instrument Related Business:
Bioinstruments	$2,305	$2,762	$(457)	(17)%
Bioconsumables	1,904	2,467	(563)	(23)%

	4,209	5,229	(1,020)	(20)%
Laboratory Services:
Molecular Clinical Reference Laboratory	1,011	708	303	43%
Pharmacogenomics Research Services	253	309	(56)	(18)%

	1,264	1,017	247	24%

Total Net sales	$5,473	$6,246	$(773)	(12)%

Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access customers that may not be able to afford new systems. Bioinstrument net sales are down $0.5 million, or 17%, during the three months ended June 30, 2009 as compared to the same period in 2008. The decrease in bioinstrument net sales was due to lower average sales price on both our WAVE and OEM instruments. There were three OEM instruments sold in the second quarter of both 2009 and 2008, however, the average sales price in the second quarter of 2009 was down by over 15% due primarily to the type of models sold. All three OEM sales in 2008 were the larger 64 sample instruments where all three sales in 2009 were the smaller 24 sample instruments. We sold only one more WAVE instrument in the second quarter 2009 as compared to 2008, but the average sales price was lower by over 35% due to the geographic make up of the sales. There was also a reduction in service contracts related to the WAVE instruments primarily in the European market. This reduction was due to both volume and foreign currency exchange impact.

Net sales of bioconsumables decreased during the three months ended June 30, 2009 compared to 2008. The decrease in consumables is primarily related to lower European sales volume on our WAVE consumables of $0.3 million and the impact of the foreign currency exchange rate of $0.3 million.

Net sales of Laboratory Services increased during the three months ended June 30, 2009 compared to 2008 by approximately $0.2 million. Laboratory Services sales includes both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales of $1.0 million increased 43% over the three months ended June 30, 2008. The Molecular Clinical Reference Laboratory Services net sales growth is attributable to the increased sales focus. We increased the number of sales employees during 2008. The Pharmacogenomics Research Services net sales of $0.3 million during the three months ended June 30, 2009 decreased by $0.1 million, or 18%, from the three months ended June 30, 2008. One large customer in 2008 made up more than 50% of the net sales and has completed their project. The Pharmacogenomics Research Services net sales have peaks due to the nature of project related business.

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

	Dollars in Thousands
	Three Months Ended June 30,		Change
	2009	2008	$	%
Instrument Related Business:
Bioinstruments	$982	$914	$68	7%
Bioconsumables	965	1,034	(69)	(7)%

	1,947	1,948	(1)	0%
Laboratory Services:
Molecular Clinical Reference Laboratory	642	381	261	69%
Pharmacogenomics Research Services	233	178	55	31%

	875	559	316	57%

Cost of goods sold	$2,822	$2,507	$315	13%

Gross profit was $2.7 million or 48% of total net sales during the second quarter of 2009, compared to $3.7 million or 60% during the same period of 2008. Cost of sales for the Instrument Related Business was flat for the second quarter of 2009 compared to the same period of 2008. The number of instruments and type sold in each period was comparable. The foreign currency impact on bioconsumables net sales also impacts gross margin negatively. This resulted in a lower gross margin as net sales were lower by $1.0 million. During the three months ended June 30, 2009, the gross margin for the Laboratory Services was 31% as compared to 45% in the same period of 2008. The Laboratory Services gross margin decrease is attributed to both lower average net sales per test and the cost mix of tests being sold. The lower average net sales per test is a result of increased Medicare and Medicaid test volume and lower reimbursements. In addition we have had an increase in our operating supplies costs. Our direct variable costs can be significantly different for some of the tests we offer. The Chromosomal Micro Array “CMA” test, our fastest growing test, has a significantly higher direct variable cost than many others. In addition, some of the Pharmacogenomic projects are smaller ones where costs are higher than the one larger project in 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Excluding foreign currency revaluation gains or losses, which was a loss of $0.2 million in the three months ended June 30, 2009 and a gain of $0.3 million in the same period of 2008, our selling, general and administrative costs decreased from $3.4 million in 2008 to $2.5 million in 2009. The primary decrease is due to no bonus accrual, open positions not filled, lower travel and lower stock option expense.

Research and Development Expenses. Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. For the three months ended June 30, 2009 these costs totaled $0.7 million compared to $0.6 million for the three months ended June 30, 2008. The increase is primarily due to collaboration expense with Power3 for their NuroPro assay development related to the diagnosis of Alzheimer’s and Parkinson’s diseases.

Research and development expenses totaled 13% and 9% of net sales during the three months ended June 30, 2009 and 2008, respectively.

Other Income (Expense). Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income during the three months ended June 30, 2009 and June 30, 2008 was less than $0.1 million for each period.

Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2009 was a benefit of less than $0.1 million. This is primarily the result of a refundable tax credit related to the 2008 Federal and State Income Tax returns recorded this period. This credit is anticipated to continue for 2009. This tax benefit is partially offset by tax expense related to subsidiaries outside the United States, state and franchise taxes as well as reserves for uncertain income taxes, recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48’). We believe the tax benefit recorded will be partially offset in future periods by a tax expense, related to income reported in financial statements of subsidiaries outside the United States. Income tax expense for the three months ended June 30, 2008 was less than $0.1 million.

Results of Continuing Operations

Six Months Ended June 30, 2009 and 2008

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Six Months Ended June 30,		Change
	2009	2008	$	%
Instrument Related Business:
Bioinstruments	$4,217	$5,791	$(1,574)	(27)%
Bioconsumables	3,726	4,720	(994)	(21)%

	7,943	$10,511	(2,568)	(24)%
Laboratory Services:
Molecular Clinical Reference Laboratory	1,964	1,215	749	62%
Pharmacogenomics Research Services	556	775	(219)	(28)%

	2,520	1,990	530	27%

Total Net Sales	10,463	$12,501	(2,038)	(16)%

Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access customers that may not be able to afford new systems. Bioinstrument net sales are down $1.6 million, or 27%, during the six months ended June 30, 2009 as compared to the same period in 2008. The decrease in bioinstrument net sales was due to fewer instruments sold in the six months ended June 30, 2009. In addition the instruments sold were at a lower average sales price than in 2008. This accounted for the majority of the decrease. We sold seven OEM instruments in the six months ended June 30, 2008 compared to four in the six months ended June 30, 2009. The average sales price was lower on our OEM instruments in 2009 as compared to 2008 due to more of the larger 64 sample instruments sold in 2008 and some pricing pressure with our larger domestic accounts. We sold one less WAVE System in the six months ended June 30, 2009 as compared to 2008, and the average sales price was lower due to the geographic make up of the sales. The foreign currency conversion rate difference between 2009 and 2008 impacted the average net sales price on our European sales. This decrease in bioinstrument sales resulted from lower demand in all major geographic markets and among both research and diagnostic users, particularly in our largest markets. Demand for WAVE Systems has been affected by significant competitive challenges from traditional (i.e. sequencing) and evolving technologies.

Net sales of bioconsumables decreased during the six months ended June 30, 2009 compared to 2008. The primary decrease in consumables is due to the negative impact of the foreign currency exchange rates, primarily the Great British Pound to the US Dollar. There is also some negative volume impact in our European market.

Net sales of Laboratory Services increased during the six months ended June 30, 2009 compared to 2008 by approximately $0.5 million. Laboratory Services sales includes both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales of $2.0 million increased 62% over the six months ended June 30, 2008. The Molecular Clinical Reference Laboratory Services net sales growth is attributable to the increased sales focus. We increased the number of sales representatives during 2008. The Pharmacogenomics Research Services net sales of $0.6 million during the six months ended June 30, 2009 decreased 28% from the six months ended June 30, 2008. The decrease in Pharmacogenomics Research Services is due to one large customer in the first half of 2008 which has completed its project. The Pharmacogenomics Research Services net sales have peaks due to the nature of project related business.

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

	Dollars in Thousands
	Six Months Ended June 30,		Change
	2009	2008	$	%
Instrument Related Business:
Bioinstruments	$1,640	$1,943	$(303)	(16)%
Bioconsumables	1,838	2,036	(198)	(10)%

	3,478	3,979	(501)	(13)%
Laboratory Services:
Molecular Clinical Reference Laboratory	1,129	728	401	55%
Pharmacogenomics Research Services	392	415	(23)	(6)%

	1,521	1,143	378	33%

Cost of goods sold	$4,999	$5,122	$(123)	(2)%

Gross profit was $5.5 million or 52% of total net sales during the six months ended June 30, 2009, compared to $7.4 million or 59% during the same period of 2008. Cost of sales for the Instrument Related Business decreased by only 13% for the six months ended June 30, 2009 compared to the same period of 2008 on a net sales decrease of 24%. This is due to fewer instruments sold in the six month period, the mix of OEM and WAVE sales, a lower average instrument sales price and lower service sales, primarily in the European market. Service was affected by both volume and foreign exchange impact. The Laboratory Services revenue increased 27% for the six months ended June 30, 2009 over the same period of 2008, while cost of goods sold increased 33%. During the six months ended June 30, 2009, the gross margin for the Laboratory Services was 40% as compared to 43% in the same period of 2008. The erosion in the gross margin is driven by the lower average net sales reimbursement per test due to increased Medicare and Medicaid test volume. In addition we have had an increase in our operating supplies cost. Our direct variable costs per test can be significantly different for some of the tests we offer. The “CMA” test, our fastest growing test, has a significantly higher direct variable cost than many other of our tests.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Excluding foreign currency revaluation gains or losses, which was a loss of $0.4 million in the six months ended June 30, 2009 and a gain of $0.5 million in the same period of 2008, our selling, general and administrative costs decreased from $6.5 million to $5.3 million. The primary decrease is due to no employee bonus accrual, open positions not filled, lower travel expenses and lower stock option expense.

Research and Development Expenses. Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. For the six months ended June 30, 2009 these costs totaled $1.5 million compared to $1.1 million for the six months ended June 30, 2008. The increase is primarily due to collaboration expenses with Power3 for their NuroPro assay development related to the diagnosis of Alzheimer’s and Parkinson’s diseases.

Research and development expenses totaled 15% and 9% of net sales during the six months ended June 30, 2009 and 2008, respectively.

Other Income (Expense). Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income during the six months ended June 30, 2009 and June 30, 2008 was less than $0.1 million for each period.

Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2009 was a benefit of less than $0.1 million. This is partially the result of the change in deferred tax assets and liabilities reported in financial statements of subsidiaries outside the U.S due primarily to foreign currency exchange losses. A refundable tax credit related to the 2008 Federal and State Income Tax returns was also recorded. This credit is anticipated to continue for 2009. This tax benefit is partially offset by tax expense related to state and franchise taxes as well as reserves for uncertain income taxes, recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48’). We believe the tax benefit recorded will be partially offset in future periods by a tax expense, related to income reported in financial statements of subsidiaries outside the United States. Income tax expense for the six months ended June 30, 2008 was less than $0.1 million.

Liquidity and Capital Resources

Our working capital positions at June 30, 2009 and December 31, 2008 were as follows:

	Dollars in Thousands
	June 30, 2009	December 31, 2008	Change
Current assets (including cash and cash equivalents of $4,776 and $4,771, respectively)	$14,238	$15,585	$(1,347)
Current liabilities	4,042	4,235	(193)

Working capital	$10,196	$11,350	$(1,154)

The working capital decrease is primarily a result of lower accounts receivable of $1.1 million at June 30, 2009 compared to December 31, 2008.

Management believes existing sources of liquidity, including cash and cash equivalents of $4.8 million, are sufficient to meet expected cash needs during 2009. We have added experienced sales staff in our business in an effort to drive improved sales in 2009. We have also increased our research costs to drive new products and collaborations which should drive future growth. As a result of the current economic outlook in 2009 we cannot assure you that we will be able to maintain our net sales or further reduce our expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely. If necessary, management believes they can further reduce costs and expenses to conserve working capital. However, such cost and expense reductions could have an adverse impact on our new product pipeline and ultimately net sales. We could also pursue additional financing, but optimally, our goal is to achieve sufficient net sales to consistently generate net income and positive cash flow.

Analysis of Cash Flows

Six Months Ended June 30, 2009 and 2008

Net Change in Cash and Cash Equivalents. Cash and cash equivalents were flat during both of the six months ended June 30, 2009 and June 30, 2008. In 2009 net cash provided by operating activities was $0.2 million offset by $0.2 million of net cash flow used in investing activities with minimal impact of foreign currency exchange rates. In 2008 net cash provided by operating activities was $0.2 million which was offset by the net cash flow used in investing activities with a minimal impact of foreign currency exchange rates.

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities totaled $0.2 million during both the six months ended June 30, 2009 and the six months ended June 30, 2008. The cash flows provided by operating activities in 2009 primarily relate to the accounts receivable collections of $1.4 million and noncash items of $0.5 million offset by the loss of $1.7 million. The cash flows provided in 2008 related to the net income of $0.2 million and noncash items of $0.5 million offset by an increase in accounts receivable of $0.4 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled $0.2 million during the six months ended June 30, 2009 compared to cash flows used in investing activities of $0.1 million during the same period of 2008. Cash flows used in investing activities in 2009 and 2008 consisted primarily of purchases of property and equipment.

Off-Balance Sheet Arrangements

At June 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign Currency Translation Risk. During the last two fiscal years, our international sales have represented more than 50% of our net sales. These sales of products in foreign countries are mainly completed in either British Pounds Sterling or the Euro. Additionally, the British Pound is the functional currency of our wholly owned subsidiary, Transgenomic Limited. Results of operation and the Balance Sheet are translated from the functional currency of the subsidiary, Great British Pounds, to our reporting currency of the US Dollar. Results of operations for the Company’s foreign subsidiaries are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. In addition, we have revaluation risk which occurs when the transaction is done in a currency other than the British Pound. This transaction must be revalued within the Transgenomic, Limited ledger, whose functional currency is the British Pound Sterling. The majority of the transactions on this ledger are in Euro. As a result we are subject to exchange rate risk. The foreign exchange rates have had large variances recently. At January 1, 2008 the Euro to Great British Pound exchange rate was .73650 as compared to June 30, 2009 rate of .85060. The Great British Pound to US Dollar exchange rate was 1.9970 at January 1, 2008 compared to 1.6520 at June 30, 2009. This is a decrease of 18%. These large changes in foreign exchange rates may negatively impact our business in 2009.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described in item 9A(T) of our report on Form 10-K for the fiscal year ended December 31, 2008, our disclosure controls and procedures as defined in Rule 13a-15(e) continued to not be effective. To address the material weakness in our internal control over financial reporting, management performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. Notwithstanding the material weakness in our internal control over financial reporting as of June 30, 2009, we believe that the consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects.

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

We held our Annual Meeting of Stockholders on May 20, 2009 in Omaha, Nebraska, for the purpose of electing one Class III director (for term to expire in 2012). The following sets forth the results of the voting at the Annual Meeting:

Director Nominee	Class/Term Ending	Votes For	Votes Withheld
Rodney S. Markin, M.D., Ph.D.	Class III/2012	41,845,599	307,249

Dr. Markin was re-elected to the Board of Directors at the Annual Meeting. Frank R. Witney resigned from the Board of Directors effective May 20, 2009 and Gregory J. Duman did not seek re-election as a director at the Annual Meeting. Each of our other directors presently in office, consisting of Craig J. Tuttle, Jeffrey L. Sklar, M.D., Ph.D. and Gregory T. Sloma, continued in office as a director after the Annual Meeting.

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

TRANSGENOMIC, INC.

Date: August 13, 2009	By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle
President and Chief Executive Officer