Form 10-Q
period 2010-03-31
TRANSGENOMIC INC
filed 2010-05-06
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 6, 2010, the number of shares of common stock outstanding was 49,189,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31, 2010 (unaudited)	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,898	$5,642
Accounts receivable (net of allowances for bad debts of $279 and $310, respectively)	4,461	4,522
Inventories (net of allowances for obsolescence of $478 and $507, respectively)	3,494	3,552
Prepaid expenses and other current assets	944	738

Total current assets	14,797	14,454

PROPERTY AND EQUIPMENT:
Equipment	9,966	9,972
Furniture, fixtures & leasehold improvements	3,829	3,834

	13,795	13,806
Less: accumulated depreciation	(12,901)	(12,839)

	894	967

OTHER ASSETS:
Other assets (net of accumulated amortization of $542 and $525, respectively)	526	583

	$16,217	$16,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,231	$1,013
Other accrued expenses	3,019	2,517
Accrued compensation	655	573

Total current liabilities	4,905	4,103
Other long-term liabilities	162	239

Total liabilities	5,067	4,342

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,189,672 shares outstanding	497	497
Additional paid-in capital	139,704	139,703
Accumulated other comprehensive income	1,455	1,645
Accumulated deficit	(130,506)	(130,183)

Total stockholders’ equity	11,150	11,662

	$16,217	$16,004

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
NET SALES	$5,442	$4,989
COST OF GOODS SOLD	2,558	2,176

Gross profit	2,884	2,813
OPERATING EXPENSES:
Selling, general and administrative	2,432	2,975
Research and development	827	844

	3,259	3,819

LOSS FROM OPERATIONS	(375)	(1,006)
OTHER INCOME (EXPENSE):
Interest income	1	12
Other, net	(1)	—

	—	12

LOSS BEFORE INCOME TAXES	(375)	(994)
INCOME TAX BENEFIT	(51)	(41)

NET LOSS	$(324)	$(953)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,189,672	49,189,672

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2010	49,189,672	$497	$139,703	$(130,183)	$1,645	$11,662
Net loss	—	—	—	(324)	(324)	(324)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	(189)	(189)

Comprehensive loss					(514)

Non-cash stock-based compensation	—	—	1	—	—	1

Balance, March 31, 2010	49,189,672	$497	$139,704	$(130,506)	$1,455	$11,150

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(324)	$(953)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	165	209
Non-cash, stock based compensation	1	51
Loss on sale assets	1	—
Changes in operating assets and liabilities:
Accounts receivable	(83)	968
Inventories	(19)	(133)
Prepaid expenses and other current assets	(220)	(87)
Accounts payable	247	344
Accrued expenses and accrued compensation	684	(110)
Other long term liabilities	(67)	4
Long term deferred income taxes	7	6

Net cash flows provided by operating activities	392	299

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(47)	(209)
Change in other assets	—	(5)

Net cash flows used in investing activities	(47)	(214)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(89)	(11)

NET CHANGE IN CASH AND CASH EQUIVALENTS	256	74
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,642	4,771

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,898	$4,845

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes, net	1	2

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,475 WAVE Systems as of March 31, 2010. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Laboratory Services:

•

Molecular Clinical Reference Laboratory. The molecular clinical reference laboratory specializes in mitochondrial and molecular diagnostic testing including genetic testing for oncology, hematology and inherited disorders. Located in Omaha, Nebraska, the molecular clinical reference laboratory operates in a Good Laboratory Practices compliant environment and is certified under the Clinical Laboratory Improvement Amendment (CLIA) as a high complexity lab and is accredited by CAP (College of American Pathologists).

•

Pharmacogenomics Research Services. Pharmacogenomics research services are provided by our Contract Research Organization located in Omaha, Nebraska. It specializes in pharmocogenomic, biomarker and mutation discovery research serving the pharmaceutical and biomedical industries world-wide for disease research, drug and diagnostic development and clinical trial support.

Although we have experienced recurring net losses (resulting in an accumulated deficit of $130.5 million at March 31, 2010) management believes existing sources of liquidity, including cash and cash equivalents of $5.9 million, are sufficient to meet expected cash needs during 2010. Our business consolidation efforts have helped control our operating costs, however, we will need to increase net sales in order to meet our liquidity needs on a long-term basis. If we cannot increase net sales, further reductions to operating expenses will be needed. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

1.	Use of Estimates.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. In addition, estimates and assumptions associated with the determination of the fair value of certain assets and related impairments require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these consolidated financial statements.

2.	Concentration of Revenue Risk.

No customer accounted for more than 10% of consolidated net sales during the three months ended March 31, 2010 and 2009. For each of the three months ended March 31, 2010 and 2009 one customer made up more than 10% of the Laboratory Services net sales. This customer represented 16% and 17% of the Laboratory Services net sales for the three months ended March 31, 2010 and 1009, respectively. We have additional risk due to the global economic crisis. Our existing and future customers may not have the ability to obtain adequate financing or fulfill their financial obligations.

Fair Value.

Unless otherwise specified, book value approximates fair market value.

Concentrations of Cash.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of March 31, 2010.

Basis of Presentation.

The condensed consolidated balance sheet as of December 31, 2009 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of temporary overnight investments.

Accounts Receivable.

The following is a summary of activity for the allowance for doubtful accounts during the three months ended March 31, 2010 and 2009:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended March 31, 2010	$310	$(27)	$(4)	$279
Three Months Ended March 31, 2009	$388	$(4)	$(28)	$356

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

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

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

The following is a summary of activity for the allowance for obsolete inventory during the three months ended March 31, 2010 and 2009:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended March 31, 2010	$507	$(1)	$(28)	$478
Three Months Ended March 31, 2009	$108	$11	$(2)	$117

We determine the allowance for obsolete inventory by evaluating quarterly the inventory for items deemed to be slow moving or obsolete. Included in our provision is the foreign currency impact of the consolidation of our subsidiary.

Property and Equipment.

Property and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	1 to 10 years

Furniture and fixtures	3 to 7 years

Production equipment	3 to 7 years

Computer equipment	3 to 7 years

Research and development equipment	2 to 7 years

Depreciation and amortization related to property and equipment during the three months ended March 31, 2010 and 2009 was $0.1 million and $0.2 million, respectively.

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

Each of these assets is treated as long-lived assets. Long-lived assets will be tested for impairment on an annual basis or when a significant event occurs which may impact impairment. We review the carrying value of our long-lived assets quarterly to assess recoverability and impairment. We recorded no impairment in the three months ended March 31, 2010 or 2009.

3.	Other Long-Term Assets.

Other long-term assets include US security deposits and deferred tax assets, net of applicable valuation allowances.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of March 31, 2010 had vesting periods of three years from date of grant. None of the stock options outstanding at March 31, 2010 are subject to performance or market-based vesting conditions.

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period).

During the three months ended March 31, 2010, we recorded compensation expense of less than $0.1 million within the selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1.7 million shares. During the three months ended March 31, 2009, we recorded compensation expenses of $0.1 million within selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1.7 million shares. As of March 31, 2010, there was $0.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

The fair value of the options granted during the quarter ended March 31, 2009 was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 1.36% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 2 to 10 years, based on historical exercise activity behavior; and volatility of 101.92% based on the historical volatility of our stock over a time that is consistent with the expected life of the option. There were no stock options granted during the quarter ended March 31, 2010. A small group of senior executives hold the majority of the stock options and are expected to hold the options until they are vested. Minimal forfeitures have been assumed.

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

Net Sales Recognition.

Net sales of products are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized ratably over the service period. At March 31, 2010 and March 31, 2009, deferred net sales, mainly associated with our service contracts, included in the balance sheet in other accrued expenses, was approximately $1.4 million for each of the periods.

Net sales from our Molecular Clinical Reference Laboratory Services are recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client less the reserve for insurance, Medicare and Medicaid expected reimbursement. There are no deferred net sales associated with our Molecular Clinical Reference Laboratory. Adjustments to the allowances, based on actual receipts from third party payers, are recorded upon settlement. In our Pharmacogenomics Research Services Group, we perform services on a project by project basis. When we get payment in advance we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At March 31, 2010 and 2009, deferred net sales associated with the pharmacogenomics research projects included in the balance sheet in other accrued expenses, was less than $0.1 million for each period.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Research and Development.

Research and development and various collaboration costs are charged to expense when incurred.

Translation of Foreign Currency.

Financial statements of the subsidiary outside the U.S. are measured using the local currency as the functional currency. The adjustments to translate those amounts into U.S. dollars are accumulated in a separate account in stockholders’ equity and are included in accumulated other comprehensive income. Foreign currency revaluation gains or losses resulting from changes in currency exchange rates are included in the determination of net income. Foreign currency revaluation adjustments increased operating expenses and net loss by $0.1 million for the three months ended March 31, 2010, and increased operating expenses and net loss by $0.2 million during the three months ended March 31, 2009.

Comprehensive Income.

Accumulated other comprehensive income at March 31, 2010 and December 31, 2009 consisted of foreign currency translation adjustments, net of applicable tax of zero. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 10,611,263 and 11,500,720 shares of our common stock have been excluded from the computation of diluted earnings per share at March 31, 2010 and 2009, respectively. The options, warrants and conversion rights that were exercisable in 2010 and 2009 were not included because the effect would be anti-dilutive due to the net loss. As a result, none of our outstanding options, warrants or conversion rights affect the calculation of diluted earnings per share.

Recently Issued Accounting Pronouncements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. Vendors often provide multiple products and/or services to their customers as part of a single arrangement. These deliverables may be provided at different points in time or over different time periods. The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The issuance of ASU 2009-13 amends ASC 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated. The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting. We are in the process of evaluating the impact of adopting ASU No. 2009-13.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. ASU 2009-14 modifies the existing scope guidance in ASC 985-605, Software Revenue Recognition, for revenue arrangements with tangible products that include software elements. This modification was made primarily due to the changes in ASC 605-25 noted previously, which further differentiated the separation and allocation guidance applicable to non-software arrangements as compared to software arrangements. Prior to the modification of ASC 605-25, the separation and allocation guidance for software and non-software arrangements was more similar. Under ASC 985-605, which was originally issued as AICPA Statement of position 97-2, Software Revenue Recognition, an arrangement to sell a tangible product along with software was considered to be in its scope if the software was more than incidental to the product as a whole. We are in the process of evaluating the impact of adopting ASU No. 2009-14.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

C.	INVENTORIES

Inventories (net of allowances for obsolescence) consisted of the following:

	Dollars in Thousands
	March 31, 2010	December 31, 2009
Finished goods	$2,376	$2,322
Raw materials and work in process	1,566	1,588
Demonstration inventory	30	149

	$3,972	$4,059
Less allowance for obsolescence	(478)	(507)

Total	$3,494	$3,522

D.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	March 31, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$310	$292	$18	$310	$284	$26
Patents	573	250	323	598	241	357
Other	185	—	185	200	—	200

Total	$1,068	$542	$526	$1,108	$525	$583

Other assets include US security deposits and deferred tax assets, net of applicable valuation allowances.

Amortization expense for intangible assets was less than $0.1 million during the three months ended March 31, 2010 and 2009, respectively. Amortization expense for intangible assets is expected to be less than $0.1 million for each of the years 2010 and thereafter.

E.	COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $0.7 million in 2010, $0.6 million in 2011, $0.3 million in 2012, $0.1 million in 2013 and $0.1 million in 2014. Rent expense for each of the three months ended March 31, 2010 and 2009 was $0.2 million.

We have entered into employment agreements with Craig J. Tuttle, our President and Chief Executive Officer and Debra A. Schneider, our Chief Financial Officer, Vice President, Secretary and Treasurer. The current term of Mr. Tuttle’s employment agreement ends on July 12, 2010. The current term of Ms. Schneider’s employment agreement ends on December 4, 2010. Each employment agreement provides that the executive officer will be entitled to receive severance payments from the Company if his or her employment is terminated involuntarily except if such termination is based on “just cause”, as that term is defined in the employment agreement. The severance payment payable in the event of involuntary termination without just cause is equal to their annual base salary at the time of termination and will be paid to them over a twelve-month period. The employment agreements provide that the severance payment provisions will be honored if the Company is acquired by, or merged into, another company and their positions are eliminated as a result of such acquisition or merger. In addition we have one employee who is entitled to a severance payment of less than $0.1 million if the employee’s position is eliminated prior to July 2012.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

At March 31, 2010, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $1.0 million.

F.	INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for Federal income tax returns related to tax years 2007 through 2009. We have state income tax returns subject to examination primarily for tax years 2006 through 2009. Open tax years related to foreign jurisdictions remain subject to examination. Our primary foreign jurisdiction is the United Kingdom which has open tax years for 2006 through 2009.

Income tax benefit for the three months ended March 31, 2010 was a benefit of less than $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of our subsidiary outside the U.S. This tax benefit is partially offset by tax expense related to state and franchise taxes as well as reserves for uncertain income taxes. We believe the tax benefit recorded will be offset in future periods by a tax expense related to income reported in financial statements of our subsidiary outside the U.S. Income tax benefit for the three months ended March 31, 2009 was less than $0.1 million. The effective tax rate for the three months ended March 31, 2010 is 13.7% which is primarily the result of valuation allowances against the Net Operating Losses for the U.S. partially offset by permanent differences related to intercompany foreign currency exchange of our subsidiary outside the U.S.

During the three months ended March 31, 2010, there were no material changes to the liability for uncertain tax positions.

G.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We currently match the employee’s contributions at the rate of 50% on the first 6% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were less than $0.1 million for each of the three months ended March 31, 2010 and 2009.

H.	STOCKHOLDERS’ EQUITY

Common Stock.

The Company’s Board of Directors is authorized to issue up to 100,000,000 shares of common stock, from time to time, as provided in a resolution or resolutions adopted by the Board of Directors.

Common Stock Warrants.

No common stock warrants were issued or exercised during the three months ended March 31, 2010 or 2009. At March 31, 2010, there were warrants outstanding which were exercisable to purchase 7,978,156 shares of common stock.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Various Institutional Holders (1)	2005	Oct. 2010	6,903,156	$1.20
Laurus Master Fund, Ltd. (2)	2003	Dec. 2010	200,000	$1.92
Laurus Master Fund, Ltd. (2)	2003	Dec. 2010	200,000	$2.07
Laurus Master Fund, Ltd. (2)	2003	Dec. 2010	150,000	$2.35
Laurus Master Fund, Ltd. (2)	2004	Feb. 2011	125,000	$2.57
Laurus Master Fund, Ltd. (2)	2004	Aug. 2011	400,000	$1.18

Total			7,978,156

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(1)	These warrants were issued in conjunction with a private placement of common stock in October 2005.

(2)	These warrants were issued in conjunction with two loans that had been made to us by Laurus Master Fund, Ltd. (the “Laurus Loans”), and subsequent modifications of these loans. In conjunction with the 2005 private placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding. Due to the repricing provision, these warrants are considered liabilities for financial reporting purposes. We have assessed and determined the fair value is $0.

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

I.	STOCK OPTIONS

The following table summarizes stock option activity during the three months ended March 31, 2010:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010:	3,331,731	$2.39
Granted	—	.36
Exercised	—	—
Forfeited	(21,667)	(.75)
Expired	(87,231)	(12.37)

Balance at March 31, 2010:	3,222,833	$2.13

Exercisable at March 31, 2010:	2,633,107	$2.46

During the three months ended March 31, 2009, we granted 25,000 stock options at a weighted average exercise price of $0.36 under our 2006 Equity Incentive Plan. The weighted average fair value per share on grant date of options granted during the three months ended March 31, 2009 was $0.28. No options were granted during the three months ended March 31, 2010.

J.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Our company’s chief operating decision-maker is the Chief Executive Officer, who regularly evaluates our performance based on net sales and gross profit. The preparation of this segment analysis requires management to make estimates and assumptions around expense below the gross profit level. While we believe the segment information to be directionally correct, actual results could differ from the estimates and assumptions used in preparing this information.

The accounting policies of the segments are the same as the policies discussed in Footnote B – Summary of Significant Accounting Policies.

We have two reportable operating segments.

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

Segment information for the three months ended March 31, 2010 and 2009 is as follows:

	Dollars in Thousands
	2010			2009
	Instrument Business	Lab Services	Total	Instrument Business	Lab Services	Total
Net Sales	$4,171	$1,271	$5,442	$3,733	$1,256	$4,989
Gross Profit	2,401	483	2,884	2,202	611	2,813
Net Income/(Loss) before Taxes	238	(613)	(375)	(433)	(561)	(994)
Income Tax Expense (Benefit)	(51)	—	(51)	(41)	—	(41)

Net Income/(Loss)	$289	$(613)	$(324)	$(392)	$(561)	$(953)

Depreciation/Amortization	56	79	135	130	60	190
Interest Income	1	—	1	9	3	12

	3/31/2010			12/31/09
Total Assets	$8,252	$7,965	$16,217	$8,547	$7,457	$16,004

Net sales by product were as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2010	2009
Instrument Related Business:
Bioinstruments	$2,352	$1,912
Bioconsumables	1,819	1,821

	4,171	3,733
Laboratory Services:
Molecular Clinical Reference Laboratory	942	953
Pharmacogenomics Research Services	329	303

	1,271	1,256

Total Net Sales	$5,442	$4,989

Net cost of goods sold was as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2010	2009
Instrument Related Business:
Bioinstruments	$932	$658
Bioconsumables	838	873

	1,770	1,531
Laboratory Services:
Molecular Clinical Reference Laboratory	462	486
Pharmacogenomics Research Services	326	159

	788	645

Total Cost of Goods Sold	$2,558	$2,176

TRANSGENOMIC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

Net sales for the three months ended March 31, 2010 and 2009 by country were as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2010	2009
United States	$2,330	$2,183
Italy	766	841
United Kingdom	568	242
Germany	560	293
France	245	283
China	133	309
All Other Countries	840	838

Total	$5,442	$4,989

No other country accounted for more than 5% of total net sales.

No customer accounted for more than 10% of consolidated net sales during the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009 one customer made up more than 10% of the Laboratory Services net sales. This customer represented 16% and 17% of the Laboratory Services net sales for the three months ended March 31, 2010 and 2009, respectively.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Results for the quarter ended March 31, 2010 are not necessarily indicative of results that may be attained in the future.

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,475 WAVE Systems as of March 31, 2010. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Laboratory Services:

•

Molecular Clinical Reference Laboratory. The molecular clinical reference laboratory specializes in mitochondrial and molecular diagnostic testing including genetic testing for oncology, hematology and inherited disorders. Located in Omaha, Nebraska the molecular clinical reference laboratory operates in a Good Laboratory Practices compliant environment and is certified under the Clinical Laboratory Improvement Amendment (CLIA) as a high complexity lab and is accredited by CAP (College of American Pathologists).

•

Pharmacogenomics Research Services. Pharmacogenomics research services are provided by our Contract Research Organization located in Omaha, Nebraska. It specializes in pharmocogenomic, biomarker and mutation discovery research serving the pharmaceutical and biomedical industries world-wide for disease research, drug and diagnostic development and clinical trial support.

Although we have experienced recurring net losses (resulting in an accumulated deficit of $130.5 million at March 31, 2010) management believes existing sources of liquidity, including cash and cash equivalents of $5.9 million, are sufficient to meet expected cash needs during 2010. Our business consolidation efforts have helped control our operating costs, however, we will need to increase net sales in order to meet our liquidity needs on a long-term basis. If we cannot increase net sales, further reductions to operating expenses will be needed. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

Executive Summary

Net sales for the three months ended March 31, 2010 increased by $0.5 million or 9% compared to the same period in 2009. Net sales in our Instrument Related Business were up 12% or $0.4 million for the three months ended March 31, 2010 compared to the same period in 2009. Net sales from bioinstruments were up 23% and net sales of consumables were flat for the comparable three month periods. During the three months ended March 31, 2010, net sales from Laboratory Services were relatively flat, compared to the same three month period in 2009. The Clinical Reference Laboratory decreased 1% and net sales from Pharmacogenomics Research Services increased by 9%. Our gross profit margin decreased from 56% for the three months ended March 31, 2009 to 53% for the same period in 2010. Laboratory Services gross margin decreased from 49% gross profit in the three months ended March 31, 2009 to 38% for the same period in 2010. Net loss was $0.3 million for the three months ended March 31, 2010 compared to net loss of $1.0 million for the three months ended March 31, 2009.

As of March 31, 2010, we had cash and cash equivalents of $5.9 million.

Outlook

We continue to leverage our core instrument business for on-going instrument sales worldwide as well as employing our instruments and related expertise in our two laboratory services businesses. Challenges do exist for WAVE System and consumable sales growth in our traditional markets. We continue to look for emerging markets and novel applications to provide us with new opportunities for our WAVE System such as our newly launched K-RAS mutation detection kit. We intend to continue to look for opportunities to diversify into new markets, including the personalized medicine market (particularly in oncology), where the sensitivities of our technologies are essential. In addition, we are also selling refurbished WAVE Systems in order to allow an opportunity for customers that may not be able to afford the cost of a new system. Additionally, we have developed credibility and momentum with third-party platforms that will allow us to leverage on our direct sales force and distribution network.

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

Uncertainties

We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we may not be able to obtain such funding due to the tightened credit markets. At March 31, 2010 we had cash and cash equivalents of $5.9 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs during 2010.

The uncertainty of the current general economic conditions could negatively impact our business in the future. There are many factors that affect the market demand for our products and services that we cannot control. Demand for our Instrument Related Business is affected by the needs and budgetary resources of research institutions, universities and hospitals. The instrument purchase represents a significant expenditure by these types of customers and often requires a long sales cycle. These customers may not have the funding available to purchase our instruments. Competition and new instruments in the marketplace also may impact our sales.

We have revaluation risk which occurs when the transaction is done in a currency other than the British Pound. This transaction must be revalued within the Transgenomic, Limited ledger, whose functional currency is the British Pound Sterling. The majority of the transactions on this ledger are in Euro. As a result we are subject to exchange rate risk. At January 1, 2009 the Euro to Great British Pound exchange rate was .9690 as compared to March 31, 2010 rate of .8930. The Great British Pound to US Dollar exchange rate was 1.45010 at January 1, 2009 compared to 1.50720 at March 31, 2010. Fluctuations in the foreign exchange rates could cause our business to be impacted.

Results of Continuing Operations

Three Months Ended March 31, 2009 and 2008

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended March 31,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$2,352	$1,912	$440	23%
Bioconsumables	1,819	1,821	(2)	—

	4,171	3,733	438	12%
Laboratory Services:
Molecular Clinical Reference Laboratory	942	953	(11)	(1)%
Pharmacogenomics Research Services	329	303	26	9%

	1,271	1,256	15	1%

Total Net sales	$5,442	$4,989	$453	9%

Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access customers that may not be able to afford new systems. Bioinstrument net sales are up $0.4 million, or 23%, during the three months ended March 31, 2010 as compared to the same period in 2009. The increase in bioinstrument net sales was due to more OEM instruments sold in the first quarter of 2010. There was only one OEM instrument sold in 2009 and at a lower sales price than the average sales price of the five in 2010. The increase from OEM sales was somewhat offset by fewer WAVE sales. We sold three fewer WAVE instruments in the first quarter 2010 as compared to 2009, and the average sales price was lower due to the geographic make up of the sales. This decrease resulted from lower demand in all major geographic markets and among both research and diagnostic users particularly in our largest markets. Demand for WAVE Systems has been affected by significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. There was also a slight decrease in service contract net sales.

Net sales of bioconsumables were flat during the three months ended March 31, 2010 compared to 2009.

Net sales of Laboratory Services were relatively flat during the three months ended March 31, 2010 compared to 2009. Laboratory Services sales includes both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales were flat compared to the three months ended March 31, 2009. The Molecular Clinical Reference Laboratory average revenue per test has decreased by 5% due to the mix of tests performed and increased Medicare and Medicaid test volumes which drives lower reimbursement for these tests. The decrease in average revenue per test is offset by a 5% increase in volume. The Pharmacogenomics Research Services net sales of $0.3 million during the three months ended March 31, 2010 was flat compared to 2009. The Pharmacogenomics Research Services net sales has peaks due to the nature of project related business. Each period for Pharmacogenomics Research Services should be considered on a stand alone basis and is not indicative of future net sales.

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

	Dollars in Thousands
	Three Months Ended March 31,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$932	$658	$274	42%
Bioconsumables	838	873	(35)	(4)%

	1,770	1,531	239	16%
Laboratory Services:
Molecular Clinical Reference Laboratory	462	486	(24)	(5)%
Pharmacogenomics Research Services	326	159	167	105%

	788	645	143	22%

Cost of goods sold	$2,558	$2,176	$382	18%

Gross profit was $2.9 million or 53% of total net sales during the first quarter of 2010, compared to $2.8 million or 56% during the same period of 2009. Margins on the instrument related business are relatively flat compared to the same period in 2009. The bioinstrument margin decreased from 66% in the three months ended March 31, 2009 to 60% in the same period of 2010. This decrease is primarily driven by the composition of products sold. Margins on bioconsumables increased from 52% to 54% in 2010. During the three months ended March 31, 2010, the gross margin for the Laboratory Services was 38% as compared to 49% in the same period of 2009. The gross margin on the Clinical Reference Laboratory was 51% for the first quarter of 2010 compared to 49% for the first quarter of 2009. Pharmacogenomics gross margin decreased from 48% for the three months ended March 31, 2009 to 1% for the three months ended March 31, 2010. This decrease is due to staff added along with higher operating supplies cost.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Excluding foreign currency revaluation gains or losses, our selling, general and administrative costs decreased from $2.7 million to $2.4 million. The primary decrease is due to open positions not filled, lower travel and lower stock option expense. Foreign currency revaluation losses for the three months ended March 31, 2010 were less than $0.1 million compared to $0.2 million in revaluation loss for the three months ended March 31, 2009.

Research and Development Expenses.  Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. For the first quarter of 2010 and 2009 these costs totaled $0.8 million.

Research and development expenses totaled 15% and 17% of net sales during the three months ended March 31, 2010 and 2009, respectively.

Other Income (Expense).  Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income during the three months ended March 31, 2010 and March 31, 2009 was less than $0.1 million for each period.

Income Tax Expense (Benefit).  Income tax benefit for the three months ended March 31, 2010 was a benefit of less than $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of our subsidiary outside the U.S. This tax benefit is partially offset by tax expense related to state and franchise taxes as well as reserves for uncertain income taxes. We believe the tax benefit recorded will be offset in future periods by a tax expense, related to income reported in financial statements of our subsidiary outside the U.S. Income tax benefit for the three months ended March 31, 2009 was less than $0.1 million.

Liquidity and Capital Resources

Our working capital positions at March 31, 2010 and December 31, 2009 were as follows:

	Dollars in Thousands
	March 31, 2010	December 31, 2009	Change
Current assets (including cash and cash equivalents of $5,898 and $5,642, respectively)	$14,797	$14,454	$343
Current liabilities	4,905	4,103	802

Working capital	$9,892	$10,351	$(459)

The working capital decrease is primarily a result of increased accounts payable and accrued expenses at March 31, 2010 compared to December 31, 2009.

While we did generate cash in the first quarter of 2010, we have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we currently have no borrowings and have no plans to issue additional equity securities for this purpose. At March 31, 2010 we had cash and cash equivalents of $5.9 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs during 2010. We will need to increase our net sales, focus on receivables and inventory management or further reduce our operating expenses in order to be assured of meeting our liquidity needs on a long-term basis. However, we cannot assure you that we will be able to increase our net sales or further reduce our expenses, or raise further capital or equity and, accordingly, we may not have sufficient sources of liquidity to continue our operations indefinitely.

Analysis of Cash Flows

Three Months Ended March 31, 2010 and 2009

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased by $0.3 million during the three months ended March 31, 2010 compared to an increase of $0.1 million during the three months ended March 31, 2009. In 2010 net cash provided by operating activities was $0.4 million which was offset by less than $0.1 million in investing activities and $0.1 million in foreign currency exchange revaluation. In 2009 net cash provided by operating activities was $0.3 million offset by $0.2 million of net cash flow used in investing activities with minimal impact of foreign currency exchange rates.

Cash Flows Provided by Operating Activities. We have been able to generate cash flows from operating activities by our careful working capital management. We have collected $0.4 million on a prepayment for instruments that were shipped in April 2010. Cash flows provided by operating activities totaled $0.4 million during the three months ended March 31, 2010, compared to cash flows provided by operating activities of $0.3 million during the same period of 2009. The cash flows provided by operating activities in 2010 relate to the increase in accounts payable and accrued expenses of $0.9 million offset by the decrease in prepaid expenses of $0.2 million and the net loss of $0.3 million. The cash flows provided by operating activities in 2009 primarily relate to the accounts receivable collections of $1.0 million and accounts payable increase of $0.3 million offset by the loss of $1.0 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled less than $0.1 million during the three months ended March 31, 2010 compared to cash flows used in investing activities of $0.2 million during the same period of 2009. Cash flows used in investing activities in 2010 and 2009 consisted primarily of purchases of property and equipment.

Off-Balance Sheet Arrangements

At March 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2009. There have been no changes to those accounting pronouncements listed except as noted in note B to the financial statements contained in this report.

Impact of Inflation

We do not believe that price inflation or deflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, the Company’s Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, Transgenomic’s disclosure controls and procedures were effective.

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

An investment in our common stock involves a number of risks. You should carefully consider each of the risks described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009 before deciding to invest in our common stock. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

In addition to the risks described in Item 1A of our annual report on Form 10-K for the fiscal year Ended December 31, 2009 please consider the following risks before deciding to invest in our common stock:

Providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. Potential suits could involve claims for substantial damages. Litigation could also have an adverse impact on our client base and reputation. We maintain liability insurance coverage for certain claims that could result from providing or failing to provide clinical testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum recovery on individual claims and, therefore, there is no assurance that such coverage will be adequate.

Note Regarding Risk Factors

The risk factors presented above and in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009 are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q (Registration No. 000-30975) filed on November 14, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on May 25, 2007)

4	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

10.1	Separation Agreement between the Registrant and Dr. Eric Kaldjian effective April 19, 2010

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date:	May 6, 2010	By:	/S/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer