Form 10-Q
period 2010-06-30
TRANSGENOMIC INC
filed 2010-08-13
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 13, 2010, the number of shares of common stock outstanding was 49,289,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,416	$5,642
Accounts receivable (net of allowances for bad debts of $295 and $310, respectively)	3,827	4,522
Inventories (net of allowances for obsolescence of $536 and $507, respectively)	3,321	3,552
Prepaid expenses and other current assets	577	738

Total current assets	13,141	14,454

PROPERTY AND EQUIPMENT:
Equipment	10,027	9,972
Furniture, fixtures & leasehold improvements	3,829	3,834

	13,856	13,806
Less: accumulated depreciation	(13,013)	(12,839)

	843	967

OTHER ASSETS:
Other assets (net of accumulated amortization of $537 and $525, respectively)	462	583

	$14,446	$16,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$889	$1,013
Other accrued expenses	2,607	2,517
Accrued compensation	793	573

Total current liabilities	4,289	4,103
Other long-term liabilities	182	239

Total liabilities	4,471	4,342

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,289,672 and 49,189,672 shares outstanding, respectively	498	497
Additional paid-in capital	139,694	139,703
Accumulated other comprehensive income	1,435	1,645
Accumulated deficit	(131,652)	(130,183)

Total stockholders’ equity	9,975	11,662

	$14,446	$16,004

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET SALES	$5,095	$5,473	$10,537	$10,463
COST OF GOODS SOLD	2,608	2,822	5,166	4,999

Gross profit	2,487	2,651	5,371	5,464
OPERATING EXPENSES:
Selling, general and administrative	3,033	2,732	5,464	5,708
Research and development	512	686	1,339	1,530

	3,545	3,418	6,803	7,238

LOSS FROM OPERATIONS	(1,058)	(767)	(1,432)	(1,774)
OTHER INCOME (EXPENSE):
Interest income	1	2	1	14
Other, net	—	(3)	—	(3)

	1	(1)	1	11

LOSS BEFORE INCOME TAXES	(1,057)	(768)	(1,431)	(1,763)
INCOME TAX EXPENSE (BENEFIT)	89	(38)	38	(80)

NET LOSS	$(1,146)	$(730)	$(1,469)	$(1,683)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,206,339	49,189,672	49,198,005	49,189,672

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2010

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2010	49,189,672	$497	$139,703	$(130,183)	$1,645	$11,662
Net loss	—	—	—	(1,469)	(1,469)	(1,469)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	(210)	(210)

Comprehensive loss					(1,679)

Non-cash stock-based compensation	—	—	(50)	—	—	(50)
Issuance of shares for employee stock options	100,000	1	41	—	—	42

Balance, June 30, 2010	49,289,672	$498	$139,694	$(131,652)	$1,435	$9,975

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,469)	$(1,683)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation, amortization and disposals	378	426
Non-cash, stock based compensation	(50)	99
Changes in operating assets and liabilities:
Accounts receivable	567	1,369
Inventories	129	260
Prepaid expenses and other current assets	147	165
Accounts payable	(99)	(69)
Accrued expenses and accrued compensation	404	(393)
Other long term liabilities	(47)	10
Long term deferred income taxes	13	9

Net cash flows provided by (used in) operating activities	(27)	193

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(108)	(219)
Change in other assets	(18)	(13)

Net cash flows used in investing activities	(126)	(232)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	42	—

Net cash flows provided by financing activities	42	—

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(115)	44

NET CHANGE IN CASH AND CASH EQUIVALENTS	(226)	5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,642	4,771

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,416	$4,776

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes, net	2	6

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2010 and 2009

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of nearly 1,500 WAVE Systems as of June 30, 2010. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Although we have experienced recurring net losses (resulting in an accumulated deficit of $131.7 million at June 30, 2010) management believes existing sources of liquidity, including cash and cash equivalents of $5.4 million, are sufficient to meet expected cash needs into 2011. We will need to increase net sales in order to meet our liquidity needs on a long-term basis. If we cannot increase net sales, further reductions to operating expenses will be needed. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

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

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

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

One customer accounted for more than 10% of consolidated net sales during the three months ended June 30, 2010. This was an instrument sale that will be nonrecurring. No customer accounted for more than 10% of consolidated net sales during the three months ended June 30, 2009 or the six months ended June 30, 2010 and 2009. For the three and six months ended June 30, 2010 two customers accounted for more than 10% of the Laboratory Services net sales. These customers represented 25% of the Laboratory Services net sales for each of the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009 one customer accounted for more than 10% of the Laboratory Services net sales. We have additional risk due to the global economic crisis. Our existing and future customers may not have the ability to obtain adequate financing or fulfill their financial obligations.

Fair Value.

Unless otherwise specified, book value approximates fair market value.

Concentrations of Cash.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of June 30, 2010.

Basis of Presentation.

The condensed consolidated balance sheet as of December 31, 2009 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2010 and 2009 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of temporary overnight investments.

Accounts Receivable.

The following is a summary of activity for the allowance for doubtful accounts during the three and six months ended June 30, 2010 and 2009:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended June 30, 2010	$279	$16	$—	$295
Three Months Ended June 30, 2009	$356	$36	$(34)	$358

Six Months Ended June 30, 2010	$310	$(11)	$(4)	$295
Six Months Ended June 30, 2009	$388	$32	$(62)	$358

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

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

The following is a summary of activity for the allowance for obsolete inventory during the three and six months ended June 30, 2010 and 2009:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended June 30, 2010	$478	$67	$(9)	$536
Three Months Ended June 30, 2009	$117	$30	$(24)	$123

Six Months Ended June 30, 2010	$507	$65	$(36)	$536
Six Months Ended June 30, 2009	$108	$41	$(26)	$123

We determine the allowance for obsolete inventory by evaluating quarterly the inventory for items deemed to be slow moving or obsolete. Included in our provision is the foreign currency impact of the consolidation of our subsidiary.

Property and Equipment.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets as follows:

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

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

Each of these assets is treated as long-lived assets. Long-lived assets will be tested for impairment on an annual basis or when a significant event occurs which may impact impairment. We recorded no impairment in the three or six months ended June 30, 2010 or 2009.

3.	Other Long-Term Assets.

Other long-term assets include US security deposits and deferred tax assets, net of applicable valuation allowances.

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of June 30, 2010 had vesting periods of three years from date of grant. None of the stock options outstanding at June 30, 2010 are subject to performance or market-based vesting conditions.

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period).

During the six months ended June 30, 2010, we recorded compensation expense recovery of less than $0.1 million within the selling, general and administrative expense. Two executive officers departed during the second quarter of 2010. All stock options that were unvested were forfeited at the time of their departure as their requisite service period was not completed. The vesting of options exercisable for the purchase of 1.3 million shares was offset by the expense recovery for stock options which were forfeited due to the requisite service not being rendered. During the six months ended June 30, 2009, we recorded compensation expenses of $0.1 million within selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1.7 million shares. As of June 30, 2010, there was less than $0.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

The fair value of the options granted during the quarters ended June 30, 2010 and 2009 was estimated on their respective grant dates using the Black-Scholes option pricing model. There were 75,000 stock options granted during the quarter ended June 30, 2010. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 1.98% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected life of five years, based on historical exercise activity behavior; and volatility of 102.69% based on the historical volatility of our stock over a time that is consistent with the expected life of the option. A small group of senior executives hold the majority of the stock options and are expected to hold the options until they are vested. Forfeitures have been assumed in the calculation.

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

Net Sales Recognition.

Net sales of products are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods. Net sales associated with these contracts are deferred and recognized ratably over the service period. At June 30, 2010 and June 30, 2009, deferred net sales, mainly associated with our service contracts, included in the balance sheet in other accrued expenses, was approximately $1.4 million for each of the periods.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

Net sales from our Molecular Clinical Reference Laboratory Services are recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client less the reserve for insurance, Medicare and Medicaid expected reimbursement. There are no deferred net sales associated with our Molecular Clinical Reference Laboratory. Adjustments to the allowances, based on actual receipts from third party payers, are recorded upon settlement. In our Pharmacogenomics Research Services Group, we perform services on a project by project basis. When we get payment in advance we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At June 30, 2010 and 2009, deferred net sales associated with the pharmacogenomics research projects included in the balance sheet in other accrued expenses, was less than $0.1 million for each period.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Research and Development.

Research and development and various collaboration costs are charged to expense when incurred.

Translation of Foreign Currency.

Our foreign subsidiary uses the local currency of the country in which they are located as their functional currency. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Cumulative translation losses of $0.2 million are reported as accumulated other comprehensive income on the accompanying consolidated balance sheets as of June 30, 2010. Revenues and expenses are translated at the average exchange rates during the period. For transactions that are not denominated in the functional currency, we recognized net losses of $0.5 million and $0.4 million as foreign currency transaction losses in the determination of net income for the 6 months ending June 30, 2010 and 2009, respectively.

Comprehensive Income.

Accumulated other comprehensive income at June 30, 2010 and December 31, 2009 consisted of foreign currency translation adjustments, net of applicable tax of zero. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 10,763,324 and 11,514,720 shares of our common stock have been excluded from the computation of diluted earnings per share at June 30, 2010 and 2009, respectively. The options, warrants and conversion rights that were exercisable in 2010 and 2009 were not included because the effect would be anti-dilutive due to the net loss. As a result, none of our outstanding options, warrants or conversion rights affect the calculation of diluted earnings per share.

Recently Issued Accounting Pronouncements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. This standard update will be effective for us on January 1, 2011. Vendors often provide multiple products and/or services to their customers as part of a single arrangement. These deliverables may be provided at different points in time or over different time periods. The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The issuance of ASU 2009-13 amends ASC 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated. The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting. We are currently evaluating the impact of adopting ASU 2009-13.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. This standard update will be effective for us on January 1, 2011. ASU 2009-14 modifies the existing scope guidance in ASC 985-605, Software Revenue Recognition, for revenue arrangements with tangible products that include software elements. This modification was made primarily due to the changes in ASC 605-25 noted previously, which further differentiated the separation and allocation guidance applicable to non-software arrangements as compared to software arrangements. Prior to the modification of ASC 605-25, the separation and allocation guidance for software and non-software arrangements was more similar. Under ASC 985-605, which was originally issued as AICPA Statement of position 97-2, Software Revenue Recognition, an arrangement to sell a tangible product along with software was considered to be in its scope if the software was more than incidental to the product as a whole. We are currently evaluating the impact of adopting ASU 2009-14.

C.	INVENTORIES

Inventories (net of allowances for obsolescence) consisted of the following:

	Dollars in Thousands
	June 30, 2010	December 31, 2009
Finished goods	$1,897	$2,322
Raw materials and work in process	1,545	1,588
Demonstration inventory	415	149

	$3,857	$4,059
Less allowance for obsolescence	(536)	(507)

Total	$3,321	$3,552

D.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	June 30, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$310	$293	$17	$310	$284	$26
Patents	525	244	281	598	241	357
Other	164	—	164	200	—	200

Total	$999	$537	$462	$1,108	$525	$583

Other assets include US security deposits and deferred tax assets.

Amortization expense for intangible assets was less than $0.1 million during the three and six months ended June 30, 2010 and 2009, respectively. Amortization expense for intangible assets is expected to be less than $0.1 million for each of the years 2010 and thereafter. During the six months ended June 30, 2010 we abandoned patents of $0.1 million.

E.	COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2014. The future minimum lease payments required under these leases are approximately $0.5 million in 2010, $0.6 million in 2011, $0.2 million in 2012, less than $0.1 million in 2013 and less than $0.1 million in 2014. Rent expense for each of the three months ended June 30, 2010 and 2009 was $0.2 million. Rent expense for each of the six months ended June 30, 2010 and 2009 was $0.4 million.

We have entered into an employment agreement with Craig J. Tuttle, our President and Chief Executive Officer. The current term of Mr. Tuttle’s employment agreement ends on July 12, 2011. The employment agreement provides that Mr. Tuttle will be entitled to receive severance payments from the Company if his employment is terminated involuntarily except if such termination is based on “just cause”, as that term is defined in the employment agreement. The severance payment payable in the event of involuntary termination without just cause is equal to his annual base salary at the time of termination and will be paid over a twelve-month period. The employment agreement provides that the severance payment provisions will be honored if the Company is acquired by, or merged into, another company and his position is eliminated as a result of such acquisition or merger. In addition we have one employee who is entitled to a severance payment of less than $0.1 million if the employee’s position is eliminated prior to July 2012.

At June 30, 2010, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $0.5 million.

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

Income tax expense for the six months ended June 30, 2010 was less than $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of our subsidiary outside the U.S. This tax expense includes state and franchise taxes as well as reserves for uncertain income taxes. Income tax benefit for the six months ended June 30, 2009 was less than $0.1 million. The effective tax rate for the six months ended June 30, 2010 is (2.65)% which is primarily the result of valuation allowances against the net operating losses for the U.S. partially adjusted by permanent differences related to intercompany foreign currency exchange of our subsidiary outside the U.S. The effective tax rate for the six months ended June 30, 2009 was 4.6%.

During the three and six months ended June 30, 2010, there were no material changes to the liability for uncertain tax positions.

G.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We currently match the employee’s contributions at the rate of 50% on the first 6% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were less than $0.1 million for each of the three and six months ended June 30, 2010 and 2009.

H.	STOCKHOLDERS’ EQUITY

Common Stock.

The Company’s Board of Directors is authorized to issue up to 100,000,000 shares of common stock, from time to time, as provided in a resolution or resolutions adopted by the Board of Directors.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

Common Stock Warrants.

No common stock warrants were issued or exercised during the three and six months ended June 30, 2010 or 2009. At June 30, 2010, there were warrants outstanding which were exercisable to purchase 7,978,156 shares of common stock.

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

We are released from the liability when the stock warrants expire.

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

I.	STOCK OPTIONS

The following table summarizes stock option activity during the six months ended June 30, 2010:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010:	3,331,731	$2.39
Granted	75,000	.58
Exercised	(100,000)	(.42)
Forfeited	(388,332)	(.65)
Expired	(133,231)	(12.50)

Balance at June 30, 2010:	2,785,168	$2.17

Exercisable at June 30, 2010:	2,392,105	$2.42

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

During the six months ended June 30, 2010, we granted options exercisable to purchase 75,000 shares of common stock at a weighted average exercise price of $0.58 under our 2006 Equity Incentive Plan.

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

We have two reportable operating segments.

Segment information for the three months ended June 30, 2010 and 2009 is as follows:

	Dollars in Thousands
	2010			2009
	Instrument Business	Lab Services	Total	Instrument Business	Lab Services	Total
Net Sales	$3,854	$1,241	$5,095	$4,209	$1,264	$5,473
Gross Profit	2,069	418	2,487	2,262	389	2,651
Net Loss before Taxes	(551)	(506)	(1,057)	(88)	(680)	(768)
Income Tax Expense (Benefit)	89	—	89	(38)	—	(38)

Net Loss	$(640)	$(506)	$(1,146)	$(50)	$(680)	$(730)

Depreciation/Amortization	48	73	121	130	73	203
Interest Income, Net	1	—	1	2	—	2

Segment information for the six months ended June 30, 2010 and 2009 is as follows:

	Dollars in Thousands
	2010			2009
	Instrument Business	Lab Services	Total	Instrument Business	Lab Services	Total
Net Sales	$8,025	$2,512	$10,537	$7,943	$2,520	$10,463
Gross Profit	4,470	901	5,371	4,465	999	5,464
Net Loss before Taxes	(313)	(1,118)	(1,431)	(522)	(1,241)	(1,763)
Income Tax Expense (Benefit)	38	—	38	(80)	—	(80)

Net Income/(Loss)	$(351)	$(1,118)	$(1,469)	$(442)	$(1,241)	$(1,683)

Depreciation/Amortization	104	152	256	260	133	393
Interest Income	1	—	1	11	3	14

	June 30, 2010			June 30, 2009
Total Assets	$7,051	$7,395	$14,446	$9,260	$6,826	$16,086

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

Net sales by product were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Instrument Related Business:
Bioinstruments	$2,217	$2,305	$4,569	$4,217
Bioconsumables	1,637	1,904	3,456	3,726

	3,854	4,209	8,025	7,943
Laboratory Services:
Molecular Clinical Reference Laboratory	931	1,011	1,873	1,964
Pharmacogenomics Research Services	310	253	639	556

	1,241	1,264	2,512	2,520

Total Net Sales	$5,095	$5,473	$10,537	$10,463

Net cost of goods sold was as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Instrument Related Business:
Bioinstruments	$1,024	$982	$1,956	$1,640
Bioconsumables	761	965	1,599	1,838

	1,785	1,947	3,555	3,478
Laboratory Services:
Molecular Clinical Reference Laboratory	495	642	957	1,129
Pharmacogenomics Research Services	328	233	654	392

	823	875	1,611	1,521

Total Cost of Goods Sold	$2,608	$2,822	$5,166	$4,999

Net sales for the three and six months ended June 30, 2010 and 2009 by country were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$2,070	$2,421	$4,401	$4,604
United Arab Emirates	774	—	774	—
Italy	721	922	1,487	1,763
France	359	507	604	789
Germany	345	240	905	533
United Kingdom	200	194	767	436
China	81	366	214	675
All Other Countries	545	823	1,385	1,663

Total	$5,095	$5,473	$10,537	$10,463

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2010 and 2009

No other country accounted for more than 5% of total net sales.

Approximately 80% of our long-lived assets are within the United States. Substantially all of the remaining long-lived assets are within Europe.

K.	SUBSEQUENT EVENTS

Events or transactions that occur after the balance sheet date, but before the financial statements are complete, are reviewed to determine if they should be recognized.

At the end of July 2010 we decided to consolidate our research and development function in Omaha, Nebraska. We provided notice to our landlord in Gaithersburg, Maryland effective August 1, 2010. Our estimated closure costs are $0.2 million which includes employee severance, facility costs, and costs to move equipment to Omaha. The majority of these costs will be recognized in the third quarter of 2010.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Results for the quarter ended June 30, 2010 are not necessarily indicative of results that may be attained in the future.

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of nearly 1,500 WAVE Systems as of June 30, 2010. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Although we have experienced recurring net losses (resulting in an accumulated deficit of $131.7 million at June 30, 2010) management believes existing sources of liquidity, including cash and cash equivalents of $5.4 million, are sufficient to meet expected cash needs during 2010. We will need to increase net sales in order to meet our liquidity needs on a long-term basis. If we cannot increase net sales, further reductions to operating expenses will be needed. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

Executive Summary

Net sales for the six months ended June 30, 2010 were flat compared to the same period in 2009. Net sales in our Instrument Related Business were up 1% or $0.1 million for the six months ended June 30, 2010 compared to the same period in 2009. Net sales from bioinstruments were up 8% and net sales of consumables were down 7% for the comparable six month periods. During the six months ended June 30, 2010, net sales from Laboratory Services were flat, compared to the same six month period in 2009. The Clinical Reference Laboratory decreased 5% and net sales from Pharmacogenomics Research Services increased by 15%.

Our gross profit margin was flat for the six months ended June 30, 2010 compared to the same period in 2009. Laboratory Services gross margin decreased from 40% gross profit in the six months ended June 30, 2009 to 36% for the same period in 2010. Net loss was $1.5 million for the six months ended June 30, 2010 compared to net loss of $1.7 million for the six months ended June 30, 2009.

Outlook

We continue to leverage our core instrument business for on-going instrument sales worldwide as well as employing our instruments and related expertise in our two laboratory services businesses. We anticipate continued growth in both of our laboratory services businesses and we continue to seek out new assay technologies and tests to license or develop internally to expand our menu offerings for both service businesses. And although challenges do exist for WAVE System and consumable sales growth in our traditional markets, we are having some success with selling systems into new geographic areas, including the Middle East, to continue the revenue from our instrument related business segment. We continue to look for emerging markets and novel applications to provide us with new opportunities for our WAVE System such as our newly launched K-RAS mutation detection kit. We intend to continue to look for opportunities to diversify into new markets, including the personalized medicine market (particularly in oncology), where the sensitivities of our technologies are essential. As discussed below, a recently licensed technology that could provide the highest sensitivity available in the marketplace is being refined for use on our Wave Systems. In addition, we are also selling refurbished WAVE Systems in order to allow an opportunity for customers who may not be able to afford the full cost of a new system to purchase and utilize our WAVE technology. Additionally, we have developed credibility and momentum with third-party platforms that will allow us to leverage our direct sales force and distribution network.

On the Laboratory Services front, we have completed cancer pathway gene mutation projects for a number of high visibility pharmaceutical companies which have continued to demonstrate the unique sensitivity of detecting DNA mutations in cancer genes which are central to effective therapy selection for current and future cancer therapeutics. To this end, we are now gaining clinical trial program contracts which we believe will more rapidly impact our revenue opportunities from this segment. To compliment our mutation detection expertise, we also have strengthened our capabilities in biomarker development and mutation detection in novel cancer pathway genes which will aid in the development of true personalized medicine for our pharmaceutical partners. We recently licensed and are developing a new technology for even greater DNA mutation enrichment and detection sensitivity which could prove to be the highest sensitivity technology in the market. In our Molecular Clinical Reference Laboratory we have continued to seek out or develop new tests to further expand our menu and growth opportunities for this business, including a test that would determine the likelihood of the sibling of an autistic child also developing autism.

Uncertainties

We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating expenses and other cash needs. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, there is the risk that we may not be able to obtain such funding in the future. At June 30, 2010 we had cash and cash equivalents of $5.4 million. We do believe that existing sources of liquidity are sufficient to meet expected cash needs into 2011.

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

We have foreign currency revaluation risk, which occurs when a transaction occurs in a currency other than the entity’s “functional currency”. The majority of our international sales are transacted in the euro, which must be first converted into British pound sterling, and then into US dollars. At January 1, 2009 the Euro to Great British Pound exchange rate was .9690 as compared to the June 30, 2010 rate of .8103. The Great British Pound to US Dollar exchange rate was 1.4501 at January 1, 2009 compared to 1.5071 at June 30, 2010. Fluctuations in the foreign exchange rates could impact our business results. Foreign currency revaluation adjustments increased operating expenses and net loss by $0.4 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively and foreign currency revaluation adjustments increased operating expenses and net loss by $0.5 million and $0.4 million during the six months ended June 30, 2010 and 2009, respectively.

Results of Continuing Operations

Three Months Ended June 30, 2010 and 2009

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended June 30,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$2,217	$2,305	$(88)	(4)%
Bioconsumables	1,637	1,904	(267)	(14)%

	3,854	4,209	(355)	(8)%
Laboratory Services:
Molecular Clinical Reference Laboratory	931	1,011	(80)	(8)%
Pharmacogenomics Research Services	310	253	57	23%

	1,241	1,264	(23)	(2)%

Total Net sales	$5,095	$5,473	$(378)	(7)%

Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access customers that may not be able to afford new systems. Bioinstrument net sales are down $0.1 million, or 4%, during the three months ended June 30, 2010 as compared to the same period in 2009. The decrease in bioinstrument net sales was due to a change in the product mix sold during the quarter. No OEM instruments were sold in 2010 compared to three OEM sales in the second quarter of 2009. The decrease from OEM sales was offset by more WAVE sales. We sold eight more WAVE instruments in the second quarter 2010 as compared to 2009, and the average sales price was higher due to the geographic location of the sales. This increase resulted from higher demand in our European market. Service contract sales were flat during the three months ended June 30, 2010 as compared to the same period in 2009.

Net sales of bioconsumables were down $0.3 million, or 14%, during the three months ended June 30, 2010 compared to 2009. This decrease is related to lower sales volume.

Net sales of Laboratory Services were relatively flat with a 2% decrease during the three months ended June 30, 2010 compared to 2009. Laboratory Services sales includes both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales were down compared to the three months ended June 30, 2009. The Molecular Clinical Reference Laboratory average revenue per test has decreased by 9% due to the mix of tests performed and increased Medicare and Medicaid test volumes which generates lower reimbursement for these tests. The decrease in average revenue per test is offset by a 1% increase in sales volume. The Pharmacogenomics Research Services net sales of $0.3 million during the three months ended June 30, 2010 was up 23% compared to 2009. The Pharmacogenomics Research Services net sales has peaks due to the project related nature of the business. Each period for Pharmacogenomics Research Services should be considered on a stand alone basis and is not indicative of future net sales.

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

	Dollars in Thousands
	Three Months Ended June 30,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$1,024	$982	$42	4%
Bioconsumables	761	965	(204)	(21)%

	1,785	1,947	(162)	(8)%
Laboratory Services:
Molecular Clinical Reference Laboratory	495	642	(147)	(23)%
Pharmacogenomics Research Services	328	233	95	41%

	823	875	(52)	(6)%

Cost of goods sold	$2,608	$2,822	$(214)	(8)%

Gross profit was $2.5 million or 49% of total net sales during the second quarter of 2010, compared to $2.7 million or 48% during the same period of 2009. Margins on the instrument related business are flat compared to the same period in 2009. The bioinstrument margin decreased from 57% in the three months ended June 30, 2009 to 54% in the same period of 2010. This decrease is primarily driven by the composition of products sold. Margins on bioconsumables increased from 49% for the three months ended June 30, 2009 to 54% in the same period of 2010. During the three months ended June 30, 2010, the gross margin for the Laboratory Services was 34% as compared to 31% in the same period of 2009. The gross margin on the Clinical Reference Laboratory was 47% for the second quarter of 2010 compared to 36% for the second quarter of 2009. Pharmacogenomics gross margin decreased from 8% for the three months ended June 30, 2009 to a negative 6% for the three months ended June 30, 2010. These decreases are due to staff added along with higher operating supplies cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Excluding foreign currency revaluation gains or losses, our selling, general and administrative costs were flat compared to the same period of 2009. Foreign currency revaluation losses doubled in the three months ended June 30, 2010, at $0.4 million compared to $0.2 million in revaluation loss for the three months ended June 30, 2009.

Research and Development Expenses. Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. For the second quarter of 2010 and 2009 these costs totaled $0.5 million and $0.7 million respectively.

Research and development expenses totaled 10% and 13% of net sales during the three months ended June 30, 2010 and 2009, respectively.

Other Income (Expense).  Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other expense during the three months ended June 30, 2010 and 2009 was less than $0.1 million for each period.

Income Tax Expense (Benefit).  Income tax expense for the three months ended June 30, 2010 was less than $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of our subsidiary outside the U.S. This tax expense includes state and franchise taxes as well as reserves for uncertain income taxes. Income tax benefit for the three months ended June 30, 2009 was less than $0.1 million.

Results of Continuing Operations

Six Months Ended June 30, 2010 and 2009

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Six Months Ended June 30,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$4,569	$4,217	$352	8%
Bioconsumables	3,456	3,726	(270)	(7)%

	8,025	7,943	82	1%
Laboratory Services:
Molecular Clinical Reference Laboratory	1,873	1,964	(91)	(5)%
Pharmacogenomics Research Services	639	556	83	15%

	2,512	2,520	(8)	—%

Total Net Sales	$10,537	$10,463	$74	1%

Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access customers that may not be able to afford new systems. Bioinstrument net sales are up $0.4 million, or 8%, during the six months ended June 30, 2010 as compared to the same period in 2009. The increase in bioinstrument net sales was due to more instruments sold in the six months ended June 30, 2010. We sold five OEM instruments in the six months ended June 30, 2010 compared to four in the six months ended June 30, 2009. The average sales price was lower on our OEM instruments sold in 2010 as compared to 2009. We sold five more WAVE System in the six months ended June 30, 2010 as compared to 2009, and the average sales price was higher due to the geographic location of the sales.

Net sales of bioconsumables decreased during the six months ended June 30, 2010 compared to 2009. The primary decrease in consumables is due to lower volume in our European market.

Net sales of Laboratory Services were flat during the six months ended June 30, 2010 compared to 2009. Sales of Laboratory Services include both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales of $1.9 million represented a decrease of 5% over the six months ended June 30, 2009. The Molecular Clinical Reference Laboratory average revenue per test has decreased by 7% due to the mix of tests performed and the increased Medicare and Medicaid test volumes which generates lower reimbursement for these tests. The decrease in average revenue per test is offset by a 3% increase in volume. The Pharmacogenomics Research Services net sales of $0.6 million during the six months ended June 30, 2010 represented an increase of 15% from the six months ended June 30, 2009. The increase in Pharmacogenomics Research Services is due to the average revenue per client increasing for the six months ended June 30, 2010 compared to the same period of 2009. The Pharmacogenomics Research Services net sales have peaks due to the project related nature of the business. Each period for Pharmacogenomics Research Services should be considered on a stand alone basis and is not indicative of future net sales.

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

	Dollars in Thousands
	Six Months Ended June 30,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$1,956	$1,640	$316	19%
Bioconsumables	1,599	1,838	(239)	(13)%

	3,555	3,478	77	2%
Laboratory Services:
Molecular Clinical Reference Laboratory	957	1,129	(172)	(15)%
Pharmacogenomics Research Services	654	392	262	67%

	1,611	1,521	90	6%

Cost of goods sold	$5,166	$4,999	$167	3%

Gross profit was $5.4 million or 51% of total net sales during the six months ended June 30, 2010, compared to $5.5 million or 52% during the same period of 2009. Cost of sales for the Instrument Related Business increased by 2% for the six months ended June 30, 2010 compared to the same period of 2009. This is due to the mix of OEM and WAVE sales, a lower average instrument sales price and lower service sales. Service volume was down in both the European and U.S. markets. During the six months ended June 30, 2010, the gross margin for the Laboratory Services was 36% as compared to 40% in the same period of 2009. The erosion in the gross margin is driven by the lower average net sales reimbursement per test due to increased Medicare and Medicaid test volume and higher operating costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Excluding foreign currency revaluation losses, which was a loss of $0.5 million in the six months ended June 30, 2010 and a loss of $0.4 million in the same period of 2009, our selling, general and administrative costs decreased from $5.3 million to $5.0 million. The primary decrease is due to lower salary expense and lower stock option expense.

Research and Development Expenses.  Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. Research and development expenses were $1.3 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.

Research and development expenses totaled 13% and 15% of net sales during the six months ended June 30, 2010 and 2009, respectively.

Other Income (Expense).  Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income during the six months ended June 30, 2010 and June 30, 2009 was less than $0.1 million for each period.

Income Tax Expense (Benefit).  Income tax expense for the six months ended June 30, 2010 was less than $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of subsidiaries outside the U.S. This tax expense includes state and franchise taxes as well as reserves for uncertain income taxes. Income tax benefit for the six months ended June 30, 2009 was less than $0.1 million.

Liquidity and Capital Resources

Our working capital positions at June 30, 2010 and December 31, 2009 were as follows:

	Dollars in Thousands
	June 30, 2010	December 31, 2009	Change
Current assets (including cash and cash equivalents of $5,416 and $5,642, respectively)	$13,141	$14,454	$(1 ,313)
Current liabilities	4,289	4,103	186

Working capital	$8,852	$10,351	$(1,499)

The working capital decrease at June 30, 2010 compared to December 31, 2009 is a result of our net loss of $1.5 million for the six months ended June 30, 2010.

We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we currently have no borrowings and have no plans to issue additional equity securities for this purpose. At June 30, 2010 we had cash and cash equivalents of $5.4 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs during 2010. We will need to increase our net sales, focus on receivables and inventory management or further reduce our operating expenses in order to be assured of meeting our liquidity needs on a long-term basis. However, we cannot assure you that we will be able to increase our net sales or further reduce our expenses, or raise further capital or equity and, accordingly, we may not have sufficient sources of liquidity to continue our operations indefinitely.

Analysis of Cash Flows

Six Months Ended June 30, 2010 and 2009

Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by $0.2 million during the six months ended June 30, 2010 to $5.4 million compared to no change in cash balances of $4.8 million during the six months ended June 30, 2009. In 2010 net cash used in operating activities was less than $0.1 million, $0.1 million was used in investing activities and $0.1 million in foreign currency exchange revaluation, which was offset by less than $0.1 million provided by financing activities. In 2009 net cash provided by operating activities was $0.2 million offset by $0.2 million of net cash flow used in investing activities with minimal impact of foreign currency exchange rates.

Cash Flows Used in Operating Activities. Cash flows used in operating activities totaled less than $0.1 million during the six months ended June 30, 2010, compared to cash flows provided by operating activities of $0.2 million during the same period of 2009. We were able to be cash neutral for the six months ended June 30, 2010 by generating $1.4 million in cash. This was done by the timely collection of accounts receivable. In addition we required payment in advance of the shipment on instruments sold of $0.8 million during the second quarter of 2010. The cash flows in operating activities in 2010 relate to the increase in accrued expenses of $0.4 million offset by the decrease in accounts receivable of $0.6 million and the net loss of $1.5 million. The cash flows provided by operating activities in 2009 primarily relate to the accounts receivable collections of $1.4 million and noncash items of $0.5 million offset by the loss of $1.7 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled $0.1 million during the six months ended June 30, 2010 compared to cash flows used in investing activities of $0.2 million during the same period of 2009. Cash flows used in investing activities in 2010 and 2009 consisted primarily of purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities were less than $0.1 million for the six months ended June 30, 2010. This resulted from the issuance of common stock due to the exercise of stock options for 100,000 shares during the second quarter of 2010. There were no cash flows provided by or used in financing activities for the six months ended June 30, 2009.

Off-Balance Sheet Arrangements

At June 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Management performed, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, the Company’s Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of June 30, 2010 Transgenomic’s disclosure controls and procedures were effective.

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

TRANSGENOMIC, INC.

Date:	August 13, 2010	By:	/S/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer