Form 10-Q
period 2010-09-30
TRANSGENOMIC INC
filed 2010-11-15
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 15, 2010, the number of shares of common stock outstanding was 49,289,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30, 2010 (unaudited)	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,589	$5,642
Accounts receivable (net of allowances for bad debts of $335 and $310, respectively)	3,536	4,522
Inventories (net of allowances for obsolescence of $520 and $507, respectively)	3,658	3,552
Prepaid expenses and other current assets	646	738

Total current assets	12,429	14,454

PROPERTY AND EQUIPMENT:
Equipment	10,371	9,972
Furniture, fixtures & leasehold improvements	3,836	3,834

	14,207	13,806
Less: accumulated depreciation	(13,160)	(12,839)

	1,047	967

OTHER ASSETS:
Other assets (net of accumulated amortization of $524 and $525, respectively)	461	583

	$13,937	$16,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$889	$1,013
Other accrued expenses	2,722	2,517
Accrued compensation	668	573

Total current liabilities	4,279	4,103
Other long-term liabilities	351	239

Total liabilities	4,630	4,342

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,289,672 and 49,189,672 shares outstanding, respectively	498	497
Additional paid-in capital	139,715	139,703
Accumulated other comprehensive income	1,644	1,645
Accumulated deficit	(132,550)	(130,183)

Total stockholders’ equity	9,307	11,662

	$13,937	$16,004

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET SALES	$4,419	$5,046	$14,956	$15,508
COST OF GOODS SOLD	2,402	2,293	7,568	7,291

Gross profit	2,017	2,753	7,388	8,217
OPERATING EXPENSES:
Selling, general and administrative	2,159	2,215	7,623	7,922
Research and development	613	938	1,952	2,468
Restructuring charges	72	—	72	—

	2,844	3,153	9,647	10,390

LOSS FROM OPERATIONS	(827)	(400)	(2,259)	(2,173)
OTHER INCOME (EXPENSE):
Interest, net	—	1	1	14
Other, net	—	(1)	—	(4)

	—	—	1	10

LOSS BEFORE INCOME TAXES	(827)	(400)	(2,258)	(2,163)
INCOME TAX EXPENSE (BENEFIT)	71	(34)	109	(114)

NET LOSS	$(898)	$(366)	$(2,367)	$(2,049)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.05)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	49,289,672	49,189,672	49,228,561	49,189,672

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2010

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2010	49,189,672	$497	$139,703	$(130,183)	$1,645	$11,662
Net loss	—	—	—	(2,367)	(2,367)	(2,367)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	(1)	(1)

Comprehensive loss					(2,368)

Non-cash stock-based compensation	—	—	(29)	—	—	(29)
Issuance of shares for employee stock options	100,000	1	41	—	—	42

Balance, September 30, 2010	49,289,672	$498	$139,715	$(132,550)	$1,644	$9,307

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,367)	$(2,049)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation, amortization and disposals	523	615
Non-cash, stock based compensation	(29)	151
Changes in operating assets and liabilities:
Accounts receivable	969	1,461
Inventories	(167)	709
Prepaid expenses and other current assets	90	20
Accounts payable	(121)	(142)
Accrued expenses and accrued compensation	242	(557)
Other long term liabilities	(44)	29
Long term deferred income taxes	20	—

Net cash flows provided by (used in) operating activities	(884)	237

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(141)	(327)
Change in other assets	(25)	(20)

Net cash flows used in investing activities	(166)	(347)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	42	—
Principal payments on capital lease obligations	(57)	—

Net cash flows provided by financing activities	(15)	—

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	12	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,053)	(110)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,642	4,771

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,589	$4,661

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes, net	4	163
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Acquisition of equipment through capital leases	$286	—

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2010 and 2009

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of nearly 1,500 WAVE Systems as of September 30, 2010. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Although we have experienced recurring net losses (resulting in an accumulated deficit of $132.6 million at September 30, 2010) management believes existing sources of liquidity, including cash and cash equivalents of $4.6 million, are sufficient to meet expected cash needs through 2011. We will need to increase net sales in order to meet our liquidity needs on a long-term basis. If we cannot increase net sales, further reductions to operating expenses will be needed. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

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

Nine Months Ended September 30, 2010 and 2009

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

No customer accounted for more than 10% of consolidated net sales during the three and nine months ended September 30, 2010 and 2009. For the three and nine months ended September 30, 2010 one customer accounted for more than 10% of the Laboratory Services net sales. This customer represented 16% of the Laboratory Services net sales for the three months ended September 30, 2010 and 15% of the Laboratory Services net sales for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009 one customer accounted for more than 10% of the Laboratory Services net sales. This customer represented 18% of the Laboratory Services net sales for the three months ended September 30, 2009 and 20% for the nine months ended September 30, 2009.

Fair Value.

Unless otherwise specified, book value approximates fair market value.

Concentrations of Cash.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of September 30, 2010.

Basis of Presentation.

The condensed consolidated balance sheet as of December 31, 2009 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2010 and 2009 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of temporary overnight investments.

Accounts Receivable.

The following is a summary of activity for the allowance for doubtful accounts during the three and nine months ended September 30, 2010 and 2009:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended September 30, 2010	$295	$40	$—	$335
Three Months Ended September 30, 2009	$358	$(5)	$(8)	$345
Nine Months Ended September 30, 2010	$310	$29	$(4)	$335
Nine Months Ended September 30, 2009	$388	$27	$(70)	$345

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

Inventories.

Inventories are stated at the lower of cost or market net of an allowance for obsolete inventory. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process, which approximates the first-in, first-out (FIFO) method.

The following is a summary of activity for the allowance for obsolete inventory during the three and nine months ended September 30, 2010 and 2009:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended September 30, 2010	$536	$12	$(28)	$520
Three Months Ended September 30, 2009	$123	$257	$(27)	$353

Nine Months Ended September 30, 2010	$507	$78	$(65)	$520
Nine Months Ended September 30, 2009	$108	$298	$(53)	$353

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

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

Each of these assets is treated as long-lived assets. Long-lived assets will be tested for impairment on an annual basis or when a significant event occurs which may impact impairment. We recorded no impairment in the three or nine months ended September 30, 2010 or 2009.

3.	Other Long-Term Assets.

Other long-term assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of September 30, 2010 had vesting periods of three years from date of grant. None of the stock options outstanding at September 30, 2010 are subject to performance or market-based vesting conditions.

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period).

During the nine months ended September 30, 2010, we recorded compensation expense recovery of less than $0.1 million within the selling, general and administrative expense. The vesting of options exercisable for the purchase of 1.3 million shares was offset by the expense recovery for stock options which were forfeited due to the requisite service not being rendered. During the nine months ended September 30, 2009, we recorded compensation expenses of $0.2 million within selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1.7 million shares. As of September 30, 2010, there was less than $0.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

No stock options were granted during the quarters ended September 30, 2010 and 2009. The fair value of the options granted during the nine months ended September 30, 2010 and 2009 was estimated on their respective grant dates using the Black-Scholes option pricing model. There were 75,000 stock options granted during the nine months ended September 30, 2010. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 1.98% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected life of five years, based on historical volatility of our stock over a time that is consistent with the expected life of the option. A small group of senior executives hold the majority of the stock options and are expected to hold the options until they are vested. Forfeitures of 2.2% have been assumed in the calculation.

Capital Leases

The following is an analysis of the leased property under capital leases.

	Dollars in Thousands
	Asset Balances at September 30
Classes of Property	2010	2009
Equipment	$286	$—
Less: Accumulated amortization	—	—

Total	$286	$—

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2010.

Year ending December 31:

Dollars in Thousands
2010	$14
2011	86
2012	86
2013	71

Total minimum lease payments	$257
Less: Amount representing interest	(28)

Present value of net minimum lease payments	$229

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

Net Sales Recognition.

Net sales of products are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods. Net sales associated with these contracts are deferred and recognized ratably over the service period. At September 30, 2010 and September 30, 2009, deferred net sales, mainly associated with our service contracts, included in the balance sheet in other accrued expenses, was approximately $1.5 million and $1.4 million respectively for each of the periods.

Net sales from our Molecular Clinical Reference Laboratory Services are recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client less the reserve for insurance, Medicare and Medicaid expected reimbursement. There are no deferred net sales associated with our Molecular Clinical Reference Laboratory. Adjustments to the allowances, based on actual receipts from third party payers, are recorded upon settlement. In our Pharmacogenomics Research Services Group, we perform services on a project by project basis. When we get payment in advance we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At September 30, 2010 and 2009, deferred net sales associated with the pharmacogenomics research projects included in the balance sheet in other accrued expenses, was less than $0.1 million for each period.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Research and Development.

Research and development and various collaboration costs are charged to expense when incurred.

Translation of Foreign Currency.

Our foreign subsidiary uses the local currency of the country in which they are located as their functional currency. Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Cumulative translation losses of less than $0.1 million are reported as accumulated other comprehensive income on the accompanying

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

consolidated balance sheets for the nine months ended September 30, 2010. Revenues and expenses are translated at the average exchange rates during the period. For transactions that are not denominated in the functional currency, we recognized net losses of $0.3 million as foreign currency transaction losses in the determination of net income for each of the nine months ending September 30, 2010 and 2009.

Comprehensive Income.

Accumulated other comprehensive income at September 30, 2010 and December 31, 2009 consisted of foreign currency translation adjustments, net of applicable tax of zero. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 10,598,156 and 11,383,720 shares of our common stock have been excluded from the computation of diluted earnings per share at September 30, 2010 and 2009, respectively. The options, warrants and conversion rights that were exercisable in 2010 and 2009 were not included because the effect would be anti-dilutive due to the net loss. As a result, none of our outstanding options, warrants or conversion rights affect the calculation of diluted earnings per share.

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

C.	RESTRUCTURING CHARGES

In the third quarter of 2010 we made a decision to consolidate our research and development activities in Omaha, Nebraska. We expect to substantially complete the transition by December 31, 2010. We have recognized expenses for restructuring, including but not limited to, severance, facility costs and costs to move equipment from Gaithersburg, Maryland to Omaha, Nebraska. These restructuring charges are attributable to our lab services and instrument segments.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

Restructuring charges include:

	Dollars in Thousands
	Costs Incurred in the Three Months Ended September 30, 2010	Cumulative Costs Incurred at September 30, 2010	Total Expected Costs
Severance and related costs	$40	$40	$53
Facility closure costs	24	24	63
Other	8	8	66

Restructuring charges	$72	$72	$182

Liabilities recorded for the consolidation of our Gaithersburg, Maryland facility for the third quarter of 2010 consist of the following:

	Dollars in Thousands
	Balance at June 30, 2010	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Changes in Estimates	Balance at September 30, 2010
Severance and related costs	$—	$40	$—	$—	$40
Facility closure costs	—	24	(8)	—	16
Other	—	8	(8)	—	—

Total	$—	$72	$(16)	$—	$56

D.	INVENTORIES

Inventories (net of allowances for obsolescence) consisted of the following:

	Dollars in Thousands
	September 30, 2010	December 31, 2009
Finished goods	$2,167	$2,322
Raw materials and work in process	1,590	1,588
Demonstration inventory	421	149

	4,178	4,059
Less allowance for obsolescence	(520)	(507)

Total	$3,658	$3,552

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

E.	OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	September 30, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$290	$273	$17	$310	$284	$26
Patents	531	251	280	598	241	357
Other	164	—	164	200	—	200

Total	$985	$524	$461	$1,108	$525	$583

Other assets include U.S. security deposits and deferred tax assets.

Amortization expense for intangible assets was less than $0.1 million during the three and nine months ended September 30, 2010 and 2009, respectively. Amortization expense for intangible assets is expected to be less than $0.1 million for each of the years 2010 and thereafter. During the nine months ended September 30, 2010 we abandoned patents of $0.1 million.

F.	COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2016. The future minimum lease payments required under these leases are approximately $0.3 million in 2010, $0.6 million in 2011, $0.3 million in 2012, less than $0.1 million in each of the years 2013 through 2016. Rent expense for each of the three months ended September 30, 2010 and 2009 was $0.2 million. Rent expense for each of the nine months ended September 30, 2010 and 2009 was $0.6 million.

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

At September 30, 2010, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $0.3 million.

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

Income tax expense for the nine months ended September 30, 2010 was $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of our subsidiary outside the U.S. This tax expense

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

includes state and franchise taxes as well as reserves for uncertain income taxes. Income tax benefit for the nine months ended September 30, 2009 was $0.1 million. The effective tax rate for the nine months ended September 30, 2010 is (4.84)% which is primarily the result of valuation allowances against the net operating losses for the U.S. partially adjusted by permanent differences related to intercompany foreign currency exchange of our subsidiary outside the U.S. The effective tax rate for the nine months ended September 30, 2009 was 5.27%.

During the three and nine months ended September 30, 2010, there were no material changes to the liability for uncertain tax positions.

H.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We currently match the employee’s contributions at the rate of 50% on the first 6% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were less than $0.1 million for each of the three and nine months ended September 30, 2010 and 2009.

I.	STOCKHOLDERS’ EQUITY

Common Stock.

The Company’s Board of Directors is authorized to issue up to 100,000,000 shares of common stock, from time to time, as provided in a resolution or resolutions adopted by the Board of Directors.

Common Stock Warrants.

No common stock warrants were issued or exercised during the three and nine months ended September 30, 2010 or 2009. At September 30, 2010, there were warrants outstanding which were exercisable to purchase 7,978,156 shares of common stock.

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

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

J.	STOCK OPTIONS

The following table summarizes stock option activity during the nine months ended September 30, 2010:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2010:	3,331,731	$2.39
Granted	75,000	.58
Exercised	(100,000)	(.42)
Forfeited	(553,500)	(.75)
Expired	(133,231)	(12.50)

Balance at September 30, 2010:	2,620,000	$2.24

Exercisable at September 30, 2010:	2,363,334	$2.42

During the nine months ended September 30, 2010, we granted options exercisable to purchase 75,000 shares of common stock at a weighted average exercise price of $0.58 under our 2006 Equity Incentive Plan.

K.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

We have two reportable operating segments.

Segment information for the three months ended September 30, 2010 and 2009 is as follows:

	Dollars in Thousands
	2010			2009
	Instrument Business	Lab Services	Total	Instrument Business	Lab Services	Total
Net Sales	$3,155	$1,264	$4,419	$3,852	$1,194	$5,046
Gross Profit	1,849	168	2,017	2,229	524	2,753
Net Income (Loss) before Taxes	(30)	(797)	(827)	70	(470)	(400)
Income Tax Expense (Benefit)	71	—	71	(34)	—	(34)

Net Income (Loss)	$(101)	$(797)	$(898)	$104	$(470)	$(366)

Depreciation/Amortization	47	77	124	92	74	166
Restructuring Charges	38	34	72	—	—	—
Interest Income, Net	—	—	—	1	—	1

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

Segment information for the nine months ended September 30, 2010 and 2009 is as follows:

	Dollars in Thousands
	2010			2009
	Instrument Business	Lab Services	Total	Instrument Business	Lab Services	Total
Net Sales	$11,180	$3,776	$14,956	$11,794	$3,714	$15,508
Gross Profit	6,320	1,068	7,388	6,692	1,525	8,217
Net Loss before Taxes	(343)	(1,915)	(2,258)	(451)	(1,712)	(2,163)
Income Tax Expense (Benefit)	109	—	109	(114)	—	(114)

Net Loss	$(452)	$(1,915)	$(2,367)	$(337)	$(1,712)	$(2,049)

Depreciation/Amortization	151	229	380	352	207	559
Restructuring Charges	38	34	72	—	—	—
Interest Income	1	—	1	10	4	14

	September 30, 2010			September 30, 2009
Total Assets	$7,072	$6,865	$13,937	$8,686	$6,669	$15,355

Net sales by product were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Instrument Related Business:
Bioinstruments	$1,356	$1,999	$5,925	$6,215
Bioconsumables	1,799	1,853	5,255	5,579

	3,155	3,852	11,180	11,794
Laboratory Services:
Molecular Clinical Reference Laboratory	918	923	2,790	2,886
Pharmacogenomics Research Services	346	271	986	828

	1,264	1,194	3,776	3,714

Total Net Sales	$4,419	$5,046	$14,956	$15,508

Net cost of goods sold was as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Instrument Related Business:
Bioinstruments	$532	$526	$2,487	$2,167
Bioconsumables	774	1,097	2,373	2,935

	1,306	1,623	4,860	5,102
Laboratory Services:
Molecular Clinical Reference Laboratory	670	479	1,631	1,607
Pharmacogenomics Research Services	426	191	1,077	582

	1,096	670	2,708	2,189

Total Cost of Goods Sold	$2,402	$2,293	$7,568	$7,291

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2010 and 2009

Net sales for the three and nine months ended September 30, 2010 and 2009 by country were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$2,082	$1,920	$6,483	$6,254
Italy	813	913	2,300	2,676
France	209	386	812	1,175
Germany	194	441	1,099	973
United Arab Emirates	4	—	778	—
United Kingdom	224	230	991	666
All Other Countries	893	1,156	2,493	3,764

Total	$4,419	$5,046	$14,956	$15,508

No other country accounted for more than 5% of total net sales.

Approximately 80% of our long-lived assets are within the United States. Substantially all of the remaining long-lived assets are within Europe.

L.	SUBSEQUENT EVENTS

Events or transactions that occur after the balance sheet date, but before the financial statements are complete, are reviewed to determine if they should be recognized.

On October 27, 2010 6,903,156 common stock warrants to various institutional holders expired unexercised.

We have been awarded a federal grant under the Qualifying Therapeutic Discovery Project Program related to 2009 projects. Net of our consultant fees we expect to receive $0.6 million cash in the fourth quarter of 2010.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Results for the quarter ended September 30, 2010 are not necessarily indicative of results that may be attained in the future.

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

Instrument Related Business:

•

Bioinstruments. Our flagship product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of nearly 1,500 WAVE Systems as of September 30, 2010. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Although we have experienced recurring net losses (resulting in an accumulated deficit of $132.6 million at September 30, 2010) management believes existing sources of liquidity, including cash and cash equivalents of $4.6 million, are sufficient to meet expected cash needs during 2010. We will need to increase net sales in order to meet our liquidity needs on a long-term basis. If we cannot increase net sales, further reductions to operating expenses will be needed. In future periods, there is no assurance that we will be able to increase net sales or further reduce expenses and, accordingly, we may not have sufficient sources of liquidity to continue operations indefinitely.

Executive Summary

Net sales for the nine months ended September 30, 2010 were down 4% compared to the same period in 2009. Net sales in our Instrument Related Business were down 5% or $0.6 million for the nine months ended September 30, 2010 compared to the same period in 2009. Net sales from bioinstruments were down 5% and net sales of consumables were down 6% for the comparable nine month periods. During the nine months ended September 30, 2010, net sales from Laboratory Services were up 2% compared to the same nine month period in 2009. The Clinical Reference Laboratory decreased 3% and net sales from Pharmacogenomics Research Services increased by 19%.

Our gross profit margin decreased by 4% for the nine months ended September 30, 2010 compared to the same period in 2009. The Instrument Related Business gross margin was flat at 57% for each of the nine months ended in 2010 and 2009. Laboratory Services gross margin decreased from 41% gross profit in the nine months ended September 30, 2009 to 28% for the same period in 2010. Net loss was $2.4 million for the nine months ended September 30, 2010 compared to net loss of $2.0 million for the nine months ended September 30, 2009.

Outlook

We continue to leverage our core instrument business for on-going instrument sales worldwide as well as employing our instruments and related expertise in our two laboratory services businesses. We anticipate continued growth in both of our laboratory services businesses and we continue to seek out new assay technologies and tests to license or develop internally to expand our menu offerings for both service businesses. And although challenges do exist for WAVE System and consumable sales growth in our traditional markets, we are having some success with selling systems into new geographic areas, including the Middle East, to continue the revenue from our instrument related business segment. We continue to look for emerging markets and novel applications to provide us with new opportunities for our WAVE System such as our newly launched K-RAS mutation detection kit. During the third quarter we completed the requirements for CE IVD labeling of our SURVEYOR® Scan K-RAS mutation detection kit and have significantly expanded distribution throughout most of the European Union as a result. We intend to continue to look for opportunities to diversify into new markets, including the personalized medicine market (particularly in oncology), where the sensitivities of our technologies are essential. As discussed below, a recently licensed technology that could provide the highest sensitivity available in the marketplace is being refined for use on our Wave Systems. In addition, we are also selling refurbished WAVE Systems in order to allow an opportunity for customers who may not be able to afford the full cost of a new system to purchase and utilize our WAVE technology. Additionally, we have developed credibility and momentum with third-party platforms that will allow us to leverage our direct sales force and distribution network.

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

Uncertainties

We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating expenses and other cash needs. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, there is the risk that we may not be able to obtain such funding in the future. At September 30, 2010 we had cash and cash equivalents of $4.6 million. We do believe that existing sources of liquidity are sufficient to meet expected cash needs into 2011.

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

We have foreign currency revaluation risk, which occurs when a transaction occurs in a currency other than the entity’s “functional currency”. The majority of our international sales are transacted in the euro, which must be first converted into British pound sterling, and then into U.S. dollars. At January 1, 2009 the Euro to Great British Pound exchange rate was .9690 as compared to the September 30, 2010 rate of .8613. The Great British Pound to U.S. Dollar exchange rate was 1.4501 at January 1, 2009 compared to 1.5809 at September 30, 2010. Fluctuations in the foreign exchange rates could impact our business results. Foreign currency revaluation adjustments decreased operating expenses and net loss by $0.2 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively and foreign currency revaluation adjustments increased operating expenses and net loss by $0.3 million during each of the nine months ended September 30, 2010 and 2009.

Results of Continuing Operations

Three Months Ended September 30, 2010 and 2009

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended September 30,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$1,356	$1,999	$(643)	(32)%
Bioconsumables	1,799	1,853	(54)	(3)%

	3,155	3,852	(697)	(18)%
Laboratory Services:
Molecular Clinical Reference Laboratory	918	923	(5)	(1)%
Pharmacogenomics Research Services	346	271	75	28%

	1,264	1,194	70	6%

Total Net sales	$4,419	$5,046	$(627)	(12)%

Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access customers that may not be able to afford new systems. Bioinstrument net sales are down $0.6 million, or 32%, during the three months ended September 30, 2010 as compared to the same period in 2009. The decrease in bioinstrument net sales was due to changes in the product mix sold during the quarter as well as fewer instruments sold. No OEM instruments were sold in 2010 compared to one OEM sale in the third quarter of 2009. We sold four WAVE instruments in the third quarter 2010 as compared to five WAVE instruments in the third quarter of 2009. The average sales price was higher in the third quarter of 2009 due to the geographic location of the sales. Service contract sales were flat during the three months ended September 30, 2010 as compared to the same period in 2009. Parts, freight and miscellaneous income was lower by $0.1 million in the third quarter of 2010 as compared to the same period in 2009.

Net sales of bioconsumables were down less than $0.1 million, or 3%, during the three months ended September 30, 2010 compared to 2009. This decrease is related to lower sales volume in our European markets.

Net sales of Laboratory Services increased 6% during the three months ended September 30, 2010 compared to 2009. Laboratory Services sales includes both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales were down 1% compared to the three months ended September 30, 2009. The Molecular Clinical Reference Laboratory average revenue per test has decreased by 4% due to the mix of tests performed and increased Medicare and Medicaid test volumes which generates lower reimbursement for these tests. The decrease in average revenue per test is offset by a 4% increase in sales volume. The Pharmacogenomics Research Services net sales of $0.3 million during the three months ended September 30, 2010 was up 28% compared to 2009. The increase in Pharmacogenomics Research Services net sales is largely due to an increase in the number of customers for the third quarter of 2010 compared to 2009. The Pharmacogenomics Research Services net sales have peaks due to the project related nature of the business. Each period for Pharmacogenomics Research Services should be considered on a stand alone basis and is not indicative of future net sales.

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

	Dollars in Thousands
	Three Months Ended September 30,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$532	$526	$6	1%
Bioconsumables	774	1,097	(323)	(29)%

	1,306	1,623	(317)	(20)%
Laboratory Services:
Molecular Clinical Reference Laboratory	670	479	191	40%
Pharmacogenomics Research Services	426	191	235	123%

	1,096	670	426	64%

Cost of goods sold	$2,402	$2,293	$109	5%

Gross profit was $2.0 million or 46% of total net sales during the third quarter of 2010, compared to $2.8 million or 55% during the same period of 2009. Margins on the instrument related business are up by 1% compared to the same period in 2009. The bioinstrument margin decreased from 74% in the three months ended September 30, 2009 to 61% in the same period of 2010. This decrease is driven by the composition of products sold and fewer instruments sold in the third quarter of 2010. Margins on bioconsumables increased from 41% for the three months ended September 30, 2009 to 57% in the same period of 2010. During the three months ended September 30, 2010, the gross margin for the Laboratory Services was 13% as compared to 44% in the same period of 2009. The gross margin on the Clinical Reference Laboratory was 27% for the third quarter of 2010 compared to 48% for the third quarter of 2009. Pharmacogenomics gross margin decreased from 30% for the three months ended September 30, 2009 to a negative 23% for the three months ended September 30, 2010. These decreases are due to staff added along with higher operating supplies cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Excluding foreign currency revaluation gains or losses, our selling, general and administrative costs were down less than $0.1 million compared to the same period of 2009. Foreign currency revaluation gains in the three months ended September 30, 2010 were $0.2 million compared to $0.1 million in revaluation gains for the three months ended September 30, 2009.

Research and Development Expenses. Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. For the third quarter of 2010 and 2009 these costs totaled $0.6 million and $0.9 million respectively. The 2009 research and development costs included collaboration expenses with the Dana-Farber Cancer Institute related to the development of high sensitivity mutation detection technology called COLD-PCR (coamplification at lower denaturation temperature PCR).

Research and development expenses totaled 14% and 19% of net sales during the three months ended September 30, 2010 and 2009, respectively.

Other Income (Expense). Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other expense during the three months ended September 30, 2010 and 2009 was less than $0.1 million for each period.

Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2010 was less than $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of our subsidiary outside the U.S. This tax expense includes state taxes as well as reserves for uncertain income taxes. Income tax benefit for the three months ended September 30, 2009 was less than $0.1 million.

Results of Continuing Operations

Nine Months Ended September 30, 2010 and 2009

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Nine Months Ended September 30,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$5,925	$6,215	$(290)	(5)%
Bioconsumables	5,255	5,579	(324)	(6)%

	11,180	11,794	(614)	(5)%
Laboratory Services:
Molecular Clinical Reference Laboratory	2,790	2,886	(96)	(3)%
Pharmacogenomics Research Services	986	828	158	19%

	3,776	3,714	62	2%

Total Net Sales	$14,956	$15,508	$(552)	(4)%

Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access customers that may not be able to afford new systems. Bioinstrument net sales are down $0.3 million, or 5%, during the nine months ended September 30, 2010 as compared to the same period in 2009. The decrease in bioinstrument net sales was due to lower average sales price in the nine months ended September 30, 2010. We sold five OEM instruments in each of the nine months ended September 30, 2010 and September 30, 2009. The average sales price was lower on our OEM instruments sold in 2010 as compared to 2009. We sold twenty-two WAVE Systems in the nine months ended September 30, 2010 as compared to eighteen in the nine months ended September 30, 2009, and the average sales price was lower due to the geographic location of the sales. Service contract sales were down $0.1 million for the nine months ended September 30, 2010 compared to the same period of 2009 due to lower volumes in both the European and U.S. markets. Parts, freight and miscellaneous income was lower by $0.3 million in the nine months ended September 30, 2010 as compared to the same period of 2009.

Net sales of bioconsumables decreased during the nine months ended September 30, 2010 compared to 2009. The primary decrease in consumables is due to lower volume in our European market offset by higher volume in our U.S. market.

Net sales of Laboratory Services increased by 2% for the nine months ended September 30, 2010 compared to 2009. Sales of Laboratory Services include both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales of $2.8 million represented a decrease of 3% over the nine months ended September 30, 2009. The Molecular Clinical Reference Laboratory average revenue per test has decreased by 6% due to the mix of tests performed and the increased Medicare and Medicaid test volumes which generates lower reimbursement for these tests. The decrease in average revenue per test is offset by a 3% increase in volume. The Pharmacogenomics Research Services net sales of $1.0 million during the nine months ended September 30, 2010 represented an increase of 19% from the nine months ended September 30, 2009. The increase in Pharmacogenomics Research Services is largely due to an increase in the number of clients for the nine months ended September 30, 2010 compared to the same period of 2009. The Pharmacogenomics Research Services net sales have peaks due to the project related nature of the business. Each period for Pharmacogenomics Research Services should be considered on a stand alone basis and is not indicative of future net sales.

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

	Dollars in Thousands
	Nine Months Ended September 30,		Change
	2010	2009	$	%
Instrument Related Business:
Bioinstruments	$2,487	$2,167	$320	15%
Bioconsumables	2,373	2,935	(562)	(19)%

	4,860	5,102	(242)	(5)%
Laboratory Services:
Molecular Clinical Reference Laboratory	1,631	1,607	24	1%
Pharmacogenomics Research Services	1,077	582	495	85%

	2,708	2,189	519	24%

Cost of goods sold	$7,568	$7,291	$277	4%

Gross profit was $7.4 million or 49% of total net sales during the nine months ended September 30, 2010, compared to $8.2 million or 53% during the same period of 2009. Margins on the Instrument Related Business were flat for the nine months ended September 30, 2010 compared to the same period in 2009. During the nine months ended September 30, 2010, the gross margin for the Laboratory Services was 28% as compared to 41% in the same period of 2009. The erosion in the gross margin is driven by the lower average net sales reimbursement per test due to increased Medicare and Medicaid test volume and higher operating costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Excluding foreign currency revaluation losses, which was a loss of $0.3 million in each of the nine months ended September 30, 2010, our selling, general and administrative costs decreased from $7.7 million to $7.3 million. The primary decrease is due to lower salary and stock option expense.

Research and Development Expenses. Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. Research and development expenses were $2.0 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Research and development expenses totaled 13% and 16% of net sales during the nine months ended September 30, 2010 and 2009, respectively.

Other Income (Expense). Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income during the nine months ended September 30, 2010 and September 30, 2009 was less than $0.1 million for each period.

Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2010 was $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of subsidiaries outside the U.S. This tax expense includes state taxes as well as reserves for uncertain income taxes. Income tax benefit for the nine months ended September 30, 2009 was $0.1 million.

Liquidity and Capital Resources

Our working capital positions at September 30, 2010 and December 31, 2009 were as follows:

	Dollars in Thousands
	September 30, 2010	December 31, 2009	Change
Current assets (including cash and cash equivalents of $4,589 and $5,642, respectively)	$12,429	$14,454	$(2,025)
Current liabilities	4,279	4,103	176

Working capital	$8,150	$10,351	$(2,201)

The working capital decrease at September 30, 2010 compared to December 31, 2009 is primarily a result of our net loss of $2.4 million for the nine months ended September 30, 2010.

We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we currently have no borrowings and have no plans to issue additional equity securities for this purpose. At September 30, 2010 we had cash and cash equivalents of $4.6 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs into 2011. We will need to increase our net sales, focus on receivables and inventory management or further reduce our operating expenses in order to be assured of meeting our liquidity needs on a long-term basis. However, we cannot assure you that we will be able to increase our net sales or further reduce our expenses, or raise further capital or equity and, accordingly, we may not have sufficient sources of liquidity to continue our operations indefinitely.

Analysis of Cash Flows

Nine Months Ended September 30, 2010 and 2009

Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.1 million during the nine months ended September 30, 2010 to $4.6 million compared to a decrease of $0.1 million in cash balances during the nine months ended September 30, 2009. In 2010 net cash used in operating activities was $0.7 million and $0.5 million was used in investing activities which was offset by less than $0.1 million provided by financing activities. The impact of foreign currency exchange revaluation was nominal. In 2009 net cash provided by operating activities was $0.2 million offset by $0.3 million of net cash flow used in investing activities with minimal impact of foreign currency exchange rates.

Cash Flows Used in Operating Activities. Cash flows used in operating activities were $0.7 million during the nine months ended September 30, 2010, compared to cash flows provided by operating activities of $0.2 million during the same period of 2009. The cash flows used in operating activities in 2010 relate to the net loss of $2.4 million which is offset by the timely collection of accounts receivable of $1.0 million and noncash items of $0.5 million. The cash flows provided by operating activities in 2009 primarily relate to the accounts receivable collections of $1.5 million and noncash items of $0.8 million offset by the loss of $2.0 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled $0.5 million during the nine months ended September 30, 2010 compared to cash flows used in investing activities of $0.3 million during the same period of 2009. Cash flows used in investing activities in 2010 and 2009 consisted primarily of purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities were less than $0.1 million for the nine months ended September 30, 2010. This resulted from the issuance of common stock due to the exercise of stock options for 100,000 shares during the second quarter of 2010. There were no cash flows provided by or used in financing activities for the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

At September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Management performed, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, the Company’s Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of September 30, 2010 Transgenomic’s disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to occasional claims of various amounts which arise out of the normal course of our business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

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

TRANSGENOMIC, INC.

Date:	November 15, 2010	By:	/S/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer