Form 10-Q
period 2011-03-31
TRANSGENOMIC INC
filed 2011-05-13
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 13, 2011, the number of shares of common stock outstanding was 49,299,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSGENOMIC, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,170	$3,454
Accounts receivable (net of allowances for bad debts of $716 and $334, respectively)	7,551	7,601
Inventories (net of allowances for obsolescence of $520 and $518, respectively)	3,163	3,344
Other current assets	762	635

Total current assets	14,646	15,034
PROPERTY AND EQUIPMENT:
Equipment	9,839	9,820
Furniture, fixtures & leasehold improvements	3,707	3,479

	13,546	13,299
Less: accumulated depreciation	(11,885)	(11,697)

	1,661	1,602
OTHER ASSETS:
Goodwill	6,275	6,275
Intangibles (net of accumulated amortization of $817 and $519, respectively)	8,664	8,962
Other assets	152	154

	$31,398	$32,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$813	$1,360
Accrued compensation	1,015	875
Short term debt	741	989
Accrued liabilities	4,017	3,231
Contractual obligation	1,572	1,628
Current portion of lease obligations	182	170

Total current liabilities	8,340	8,253
Long term debt less current maturities	8,640	8,640
Redeemable Series A convertible preferred stock, $0.1 par value, 3,879,307 shares authorized, 2,586,205 shares issued and outstanding	1,553	1,457
Preferred stock conversion feature	5,078	1,983
Warrant liability	1,283	2,351
Other long-term liabilities	918	843

Total liabilities	25,812	23,527
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, 2,586,205 shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,299,672 and 49,289,672 shares issued and outstanding, respectively	498	498
Additional paid-in capital	139,746	139,730
Accumulated other comprehensive income	1,697	1,589
Accumulated deficit	(136,355)	(133,317)

Total stockholders’ equity	5,586	8,500

	$31,398	$32,027

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2011	2010
NET SALES	$7,480	$5,442
COST OF GOODS SOLD	3,326	2,558

Gross profit	4,154	2,884
OPERATING EXPENSES:
Selling, general and administrative	4,323	2,432
Research and development	557	827
Restructuring Charges	24	—

	4,904	3,259

LOSS FROM OPERATIONS	(750)	(375)
OTHER INCOME (EXPENSE):
Interest expense	(238)	—
Expense on preferred stock	(2,027)	—
Other, net	231	—

	(2,034)	—

LOSS BEFORE INCOME TAXES	(2,784)	(375)
INCOME TAX BENEFIT	(6)	(51)

NET LOSS	$(2,778)	$(324)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(260)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,038)	$(324)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	49,293,005	49,189,672

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2011

(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2011	49,289,672	$498	$139,730	$(133,317)	$1,589	$8,500
Net loss	—	—	—	(2,888)	(2,888)	(2,888)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	107	107

Comprehensive loss					(2,781)

Non-cash stock-based compensation	—	—	9	—	—	9
Issuance of shares for employee stock options	10,000	—	7	—	—	7
Dividends on preferred stock	—	—	—	(150)	—	(150)

Balance, March 31, 2011	49,299,672	$498	$139,746	$(136,355)	$1,697	$5,586

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,778)	$(324)
Adjustments to reconcile net loss to net cash flows provided (used in) by operating activities:
Depreciation and amortization	494	165
Non-cash, stock based compensation	9	1
Loss on sale assets	—	1
Provision for losses on doubtful accounts	448	(27)
Provision for losses on inventory obsolescence	7	(1)
Preferred stock revaluation	2,027	—
Changes in operating assets and liabilities:
Accounts receivable	(350)	(56)
Inventories	210	(18)
Prepaid expenses and other current assets	316	(220)
Accounts payable	(780)	247
Accrued liabilities	471	684
Other long term liabilities	(29)	(67)
Long term deferred income taxes	6	7

Net cash flows provided by (used in) operating activities	51	392

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(86)	(47)
Change in other assets	(1)	—

Net cash flows used in investing activities	(87)	(47)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(66)	—
Issuance of common stock	7	—
Principal payment on note payable	(248)	—

Net cash flows used in financing activities	(307)	—

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	59	(89)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(284)	256
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,454	5,642

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,170	$5,898

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$238	$—
Income taxes, net	13	1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Acquisition of equipment through capital leases	$147	$—
Dividends payable on preferred stock	150	—

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2011 and 2010

A. BUSINESS DESCRIPTION

Business Description.

Transgenomic, Inc. is a global biotechnology company specializing in high sensitivity genetic variation and mutation analysis, providing products and services in DNA mutation detection and discovery for clinical research, clinical molecular diagnostics and pharmacogenomics analyses.

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

Instrument Related Business:

•

Bioinstruments. Our proprietary product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,500 WAVE Systems as of March 31, 2011. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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

Three Months Ended March 31, 2011 and 2010

2.	Concentration of Revenue Risk.

No customer accounted for more than 10% of consolidated net sales during the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 no customers made up more than 10% of the Laboratory Services revenue. For the three months ended March 31, 2010 one customer made up more than 10% of the Laboratory Services net sales. This customer represented 16% of the Laboratory Services net sales for the three months ended March 31, 2010.

Fair Value.

Unless otherwise specified, book value approximates fair market value. The preferred stock conversion feature and warrant liability are recorded at fair value. See Footnote L

Basis of Presentation.

The condensed consolidated balance sheet as of December 31, 2010 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Cash and Cash Equivalents.

Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of temporary overnight investments.

Concentrations of Cash.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of March 31, 2011.

Accounts Receivable.

The following is a summary of activity for the allowance for doubtful accounts during the three months ended March 31, 2011 and 2010:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended March 31, 2011	$334	$448	$(66)	$716
Three Months Ended March 31, 2010	$310	$(27)	$(4)	$279

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

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

The following is a summary of activity for the allowance for obsolete inventory during the three months ended March 31, 2011 and 2010:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended March 31, 2011	$518	$7	$(5)	$520
Three Months Ended March 31, 2010	$507	$(1)	$(28)	$478

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

Depreciation expense related to property and equipment during the three months ended March 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively. Included in depreciation for the three months ended March 31, 2011 was less than $0.1 million related to capital leases. We did not have any capital leases in the first quarter of 2010.

Goodwill.

Goodwill is the excess of the purchase price over fair value of assets acquired and is not amortized. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs which may impact goodwill. Impairment occurs when the carrying value is determined to be not recoverable thereby causing the carrying value of the goodwill to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. We recorded no impairment charges related to goodwill as of December 31, 2010. No events have transpired in the three months ended March 31, 2011 that would require revaluation of this conclusion.

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

3.	Acquired Products.

As a part of the FAMILION acquisition we acquired technology, in process technology, trademarks/tradenames and third party relationships. These costs will be amortized straight line over their estimated economic life of seven to eight years. See Footnote E.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

These assets are treated as long-lived assets. Long-lived assets will be tested for impairment on an annual basis or when a significant event occurs, which may impact impairment. We quarterly review the carrying value of our long-lived assets to assess recoverability and impairment. We recorded no impairments as of December 31, 2010. No events have transpired in the three months ended March 31, 2011 that would require a revaluation of this conclusion.

Other Long Term Assets.

Other long term assets include US security deposits and deferred tax assets.

Stock Based Compensation.

All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of March 31, 2011 had vesting periods of one or three years from date of grant. None of the stock options outstanding at March 31, 2011 are subject to performance or market-based vesting conditions.

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period).

During the three months ended March 31, 2011, we recorded compensation expense of less than $0.1 million within the selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1.4 million shares. During the three months ended March 31, 2010, we recorded compensation expenses of less than $0.1 million within selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1.7 million shares. As of March 31, 2011, there was $0.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.

The fair value of the options granted during the quarter ended March 31, 2011 was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 2.16% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of six years, based on historical exercise activity behavior; and volatility of 107% based on the historical volatility of our stock over a time that is consistent with the expected life of the option. A small group of senior executives hold the majority of the stock options and are expected to hold the options until they are vested. Forfeitures of 3.6% have been assumed.

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

Net sales of products are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized ratably over the service period. At March 31, 2011 and March 31, 2010, deferred net sales, mainly associated with our service contracts, included in the balance sheet in other accrued expenses, was approximately $1.5 million and $1.4 million, respectively.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

Net sales from our Molecular Clinical Reference Laboratory Services are recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client less the reserve for insurance, Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with our Molecular Clinical Reference Laboratory. Adjustments to the allowances, based on actual receipts from third party payers, are recorded upon settlement.

In our Pharmacogenomics Research Services Group, we perform services on a project by project basis. When we get payment in advance we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At March 31, 2011 and 2010, deferred net sales associated with the pharmacogenomics research projects included in the balance sheet in other accrued liabilities, was $0.1 million and less than $0.1 million, respectively.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Research and Development.

Research and development and various collaboration costs are charged to expense when incurred.

Preferred Stock.

We entered into a Series A Convertible Preferred Stock Purchase Agreement on December 29, 2010, as discussed in Note L, selling shares of preferred stock and issuing warrants to purchase a certain number of shares of Series A Preferred Stock. The Series A Preferred Stock meets the definition of mandatorily redeemable stock as it is preferred capital stock which is redeemable at the option of the holder and should be reported outside of equity. Preferred stock is accreted to its redemption value. The warrants do not qualify to be treated as equity, and accordingly, are recorded as a liability. A preferred stock conversion feature is embedded within the Series A Preferred Stock that meets the definition of a derivative. The preferred stock, warrant liability and preferred stock conversion feature are all recorded separately and were initially recorded at fair value using the Black Scholes model. We are required to record these instruments at fair value at each reporting date and changes will be recorded as an adjustment to earnings. The warrant liability and preferred stock conversion feature are considered level three financial instruments. See Footnote L.

Translation of Foreign Currency.

Our foreign subsidiary uses the local currency of the country in which it is located as their functional currency. Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Cumulative translation gain of approximately $0.1 million is reported as accumulated other comprehensive gain on the accompanying consolidated balance sheet as of March 31, 2011. Cumulative translation gains of $0.2 million were reported as accumulated other comprehensive income for the three months ended March 31, 2010. Revenues and expenses are translated at the average rates during the period. For transactions that are not denominated in the functional currency, we recognized a net gain of $0.1 million as foreign currency transaction gain in the determination of net loss for the three months ending March 31, 2011 and a net loss of $0.1 million as foreign currency transaction loss in the determination of net loss for the three months ending March 31, 2010.

Other Income.

Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income in the three months ended March 31, 2011 includes an award of a federal grant under the Qualifying Therapeutic Discovery Project related to COLD-PCR, Surveyor Scan kit development for key cancer pathway gene mutations and mtDNA damage assays. Other income related to this federal grant was $0.2 million, net of consulting fees. Other income for the three months ending March 31, 2010 was less than $0.1 million.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

Comprehensive Income.

Accumulated other comprehensive income at March 31, 2011 and December 31, 2010 consisted of foreign currency translation adjustments, net of applicable tax of zero. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

Earnings Per Share.

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 18,095,894 and 10,611,263 shares of our common stock have been excluded from the computation of diluted earnings per share at March 31, 2011 and 2010, respectively. The options, warrants and conversion rights that were exercisable in 2011 and 2010 were not included because the effect would be anti-dilutive due to the net loss. As a result, none of our outstanding options, warrants or conversion rights affect the calculation of diluted earnings per share.

Recently Issued Accounting Pronouncements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. Vendors often provide multiple products and/or services to their customers as part of a single arrangement. These deliverables may be provided at different points in time or over different time periods. The existing guidance regarding how and whether to separate these deliverables and how to allocate the overall arrangement consideration to each was originally captured in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is now codified at ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The issuance of ASU 2009-13 amends ASC 605-25 and represents a significant shift from the existing guidance that was considered abuse-preventative and heavily geared toward ensuring that revenue recognition was not accelerated. The application of this new guidance is expected to result in accounting for multiple-deliverable revenue arrangements that better reflects their economics as more arrangements will be separated into individual units of accounting. Our adoption of ASU No. 2009-13 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force); effective for years beginning after June 15, 2010. ASU 2009-14 modifies the existing scope guidance in ASC 985-605, Software Revenue Recognition, for revenue arrangements with tangible products that include software elements. This modification was made primarily due to the changes in ASC 605-25 noted previously, which further differentiated the separation and allocation guidance applicable to non-software arrangements as compared to software arrangements. Prior to the modification of ASC 605-25, the separation and allocation guidance for software and non-software arrangements was more similar. Under ASC 985-605, which was originally issued as AICPA Statement of position 97-2, Software Revenue Recognition, an arrangement to sell a tangible product along with software was considered to be in its scope if the software was more than incidental to the product as a whole. Our adoption of ASU No. 2009-14 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements, effective for years beginning after December 15, 2010. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level Three fair value measurements). We adopted the new disclosure provisions with the filing of our Form 10-Q for the three months ended March 31, 2011.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

C.	RESTRUCTURING CHARGES

In the third quarter of 2010 we made a decision to consolidate our research and development activities in Omaha, Nebraska. We have recognized expenses for restructuring, including but not limited to, severance, facility costs and costs to move equipment from Gaithersburg, Maryland to Omaha, Nebraska. The facility has been closed at March 31, 2011. These restructuring charges are attributable to our Lab Services and Instrument Related Business.

Restructuring charges include:

	Dollars in Thousands
	Costs Incurred in the Three Months Ended March 31, 2011	Cumulative Costs Incurred at March 31, 2011	Total Expected Costs
Severance and related costs	$—	$53	$53
Facility closure costs	14	59	59
Other	10	50	54

Restructuring charges	$24	$162	$166

D.	INVENTORIES

Inventories (net of allowances for obsolescence) consisted of the following:

	Dollars in Thousands
	March 31, 2011	December 31, 2010
Finished goods	$1,933	$2,119
Raw materials and work in process	1,549	1,531
Demonstration inventory	201	212

	$3,683	$3,862
Less allowance for obsolescence	(520)	(518)

Total	$3,163	$3,344

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

E.	INTANGIBLES AND OTHER ASSETS

Long Lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	March 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangibles—acquired technology	$6,535	$228	$6,307	$6,535	$—	$6,535
Intangibles—assay royalties	1,434	51	1,383	1,434	—	1,434
Intangibles—third party payor relationships	367	—	367	367	—	367
Intangibles—tradenames and trademarks	344	12	332	344	—	344
Patents	511	252	259	511	245	266
Intellectual property	290	274	16	290	274	16

	$9,481	$817	$8,664	$9,481	$519	$8,962

Estimated Useful Life
Intellectual property	10 years
Patents	7 years
Intangibles—acquired technology	7 – 8 years
Intangibles—third party payor relationships	Indefinite
Intangibles—assay royalties	7 years
Intangibles—tradenames and trademarks	7 years

Other assets include US security deposits and deferred tax assets, net of applicable valuation allowances.

Amortization expense for intangible assets was $0.3 million and $0.1 million during the three months ended March 31, 2011 and 2010, respectively. Amortization expense for intangible assets is expected to be $1.2 million in each of the years 2011 through 2017.

F.	DEBT

	Dollars in Thousands
	March 31, 2011	December 31, 2010
PGxHealth note payable (1)	$8,640	$8,640
PGxHealth note payable (2)	741	989

	$9,381	$9,629

(1)	The First Note is a three year senior secured promissory note to PGxHealth, LLC entered into on December 29, 2010 in conjunction with our acquisition of the FAMILION family of genetic tests from PGxHealth. Interest is payable at 10% per year with quarterly interest payments through March 29, 2012. Thereafter, quarterly installments will include both principal and interest through December 30, 2013.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(2)	The Second Note is a one year senior secured promissory note to PGxHealth, LLC entered into on December 31, 2010 for facility improvements made to the CLIA certified laboratory in New Haven, Connecticut. Interest is payable at 6.5% per year with the principal and interest payable in twelve monthly installments with the final payment due on December 31, 2011.

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

The Notes are secured by the assets of Transgenomic.

The aggregate minimum principal maturities of the debt for each of the three fiscal years following December 31, 2010 are as follows:

2011	$741
2012	3,703
2013	4,937

$9,381

G.	CAPITAL LEASES

The following is an analysis of the leased property under capital leases.

	Dollars in Thousands
	Asset Balances at
Classes of Property	March 31, 2011	December 31, 2010
Equipment	$541	$394
Less: Accumulated amortization	(39)	(13)

Total	$502	$381

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2011.

Year ending December 31:

Dollars in Thousands
2011	$177
2012	140
2013	124
2014	8

Total minimum lease payments	$449
Less: Amount representing interest	(48)

Present value of net minimum lease payments	$401

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

H.	COMMITMENTS AND CONTINGENCIES

We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2016. The future minimum lease payments required under these leases are approximately $0.9 million in 2011, $1.0 million in 2012, $0.4 million in 2013, $0.2 million in 2014 and $0.2 million in 2015. Rent expense for each of the three months ended March 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively.

We have entered into an employment agreement with Craig J. Tuttle, our President and Chief Executive Officer. The current term of Mr. Tuttle’s employment agreement ends on July 12, 2011. The employment agreement provides that Mr. Tuttle will be entitled to receive a severance payment from the Company if his employment is terminated involuntarily except if such termination is based on “just cause”, as that term is defined in his employment agreement. The severance payment payable in the event of involuntary termination without just cause is equal to his annual base salary at the time of termination and will be paid over a twelve-month period. The employment agreement provides that the severance payment provision will be honored if the Company is acquired by, or merged into, another company and his position is eliminated as a result of such acquisition or merger. In addition we have one employee who is entitled to a severance payment of less than $0.1 million if the employee’s position is eliminated prior to July 2012.

At March 31, 2011, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $0.1 million.

I.	INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for Federal income tax returns related to tax years 2007 through 2010. We have state income tax returns subject to examination primarily for tax years 2007 through 2010. Open tax years related to foreign jurisdictions remain subject to examination. Our primary foreign jurisdiction is the United Kingdom which has open tax years for 2007 through 2010.

Income tax benefit for the three months ended March 31, 2011 was a benefit of less than $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of our subsidiary outside the U.S. We believe the tax benefit recorded will be offset in future periods by a tax expense related to income reported in financial statements of our subsidiary outside the U.S. Income tax benefit for the three months ended March 31, 2010 was less than $0.1 million. The effective tax rate for the three months ended March 31, 2011 is 1.0% which is primarily the result of valuation allowances against the Net Operating Losses for the U.S. partially offset by permanent differences related to intercompany foreign currency exchange of our subsidiary outside the U.S.

During the three months ended March 31, 2011 and 2010, there were no material changes to the liability for uncertain tax positions.

J.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We match the employee’s contributions at the rate of 50% on the first 6% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were less than $0.1 million for the three months ended March 31, 2010. No contributions were made in the three months ended March 31, 2011 due to cost saving initiatives.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

K.	STOCKHOLDERS’ EQUITY

Common Stock.

The Company’s Board of Directors is authorized to issue up to 100,000,000 shares of common stock, from time to time, as provided in a resolution or resolutions adopted by the Board of Directors.

Common Stock Warrants.

No common stock warrants were issued or exercised during the three months ended March 31, 2011 or 2010. At March 31, 2011, there were warrants outstanding which were exercisable to purchase 5,572,408 shares of common stock.

Warrant Holder	Issue Year	Expiration Year	Underlying Shares	Exercise Price
Laurus Master Fund, Ltd. (1)	2004	2011	400,000	$1.13
Affiliates of Third Security, LLC (2)	2010	2015	5,172,408	$.58

Total			5,572,408

(1)	These warrants were issued in conjunction with two loans that had been made to us by Laurus Master Fund, Ltd. (the “Laurus Loans”), and subsequent modifications of these loans. In conjunction with the 2005 private placement, the exercise prices of these warrants were adjusted according to repricing provisions contained in the original warrant agreements. While the Laurus Loans have been terminated, the warrants remain outstanding. Due to the repricing provision, these warrants are considered liabilities for financial reporting purposes.

(2)	These warrants were issued in conjunction with the Series A Convertible Preferred Stock financing (the “Financing”) with certain entities affiliated with Third Security, LLC (the “Investors”). The number of shares shown reflects the post conversion shares.

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

On December 29, 2010, we entered into a Series A Convertible Preferred Stock Purchase Agreement (“Series A Purchase Agreement”) with Third Security, LLC pursuant to which we: (i) sold an aggregate of 2,586,205 shares of Series A Convertible Preferred Stock; and (ii) issued warrants to purchase up to an aggregate of 1,293,102 shares of Series A Convertible Preferred Stock with an exercise price of $2.32 per share. The Warrants may be exercised at any time from December 29, 2010 until December 28, 2015 and contain a “cashless exercise” feature. The shares of Series A Convertible Preferred Stock issuable pursuant to the Series A Purchase Agreement and upon exercise of the Warrants are initially convertible into shares of our common stock at a rate of 4-for-1, which conversion rate is subject to further adjustment as set forth in the Certificate of Designation. The aggregate gross proceeds from the issuance were $6.0 million.

The Series A Convertible Preferred Stock meets the definition of mandatorily redeemable stock as it is preferred capital stock which is redeemable at the option of the holder and should be reported outside of equity. Preferred stock is accreted to its redemption value. The warrants do not qualify to be treated as equity, and accordingly, are recorded as a liability. A preferred stock conversion feature is embedded within the Series A Convertible Preferred Stock that meets the definition of a derivative.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

The costs to secure the preferred stock were taken against the preferred stock. For the year ended December 31, 2010 these costs were $0.2 million.

We used the net proceeds from the financing to acquire the FAMILION family of genetic tests from PGxHealth, a subsidiary of Clinical Data.

In connection with the Financing, we filed a Certificate of Designation of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 3,879,307 shares of our Preferred Stock as Series A Convertible Preferred Stock. Certain rights of the holders of the Series A Convertible Preferred Stock are senior to the rights of the holders of Common Stock. The Series A Convertible Preferred Stock has a liquidation preference equal to its original price per share, plus any accrued and unpaid dividends thereon. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 10.0% of the original price per share per annum.

Generally, the holders of the Series A Preferred Stock are entitled to vote together with the holders of Common Stock, as a single group, on an as-converted basis. However, the Certificate of Designation provides that we shall not perform some activities, subject to certain exceptions, without the affirmative vote of a majority of the holders of the outstanding shares of Series A Convertible Preferred Stock. The holders of the Series A Convertible Preferred Stock also are entitled to elect or appoint, as a single group, two (2) of the five (5) directors of the Company.

In connection with the Financing, we also entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has granted the Investors certain demand, “piggyback” and S-3 registration rights covering the resale of the shares of Common Stock underlying the Series A Convertible Preferred Stock issued pursuant to the Series A Purchase Agreement and issuable upon exercise of the Warrants and all shares of Common Stock issuable upon any dividend or other distribution with respect thereto. The holders of the Series A Convertible Preferred Stock are entitled to receive quarterly dividends which will accrue whether or not declared, shall compound annually and shall be cumulative. In any calendar quarter we shall be required to pay from funds legally available a cash dividend in the amount of 50% of the distributable cash flow or aggregate amount of dividends accrued on the Series A Convertible Preferred Stock. During the first quarter of 2011 we recorded $0.2 million in dividends payable which were not distributed.

L.	FAIR VALUE

Financial Accounting Standards Board (“FASB”) guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements.

FASB guidance establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The three levels of inputs used to measure fair value are as follows:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities,

Level 2—Observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, and

Level 3—Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing the asset or liability.

The preferred stock, warrant liability and preferred stock conversion feature are all recorded separately and are recorded at fair value. We are required to record these instruments at fair value at each reporting date and changes are recorded as an adjustment to earnings. The warrant liability and preferred stock conversion feature are considered Level 3 financial instruments which are valued using the Black Scholes call option pricing formula.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

During the three months ended March 31, 2011, the changes in the fair value of the liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

	Dollars in Thousands
	For the three months ended March 31, 2011
	Preferred Stock Conversion Feature	Warrants	Total
Beginning balance at January 1	$1,983	$2,351	$4,334
Total gains or losses:
Recognized in earnings	3,095	(1,068)	2,027

Balance at March 31	$5,078	$1,283	$6,361

We had no Level 3 liabilities at March 31, 2010. There were no purchases, sales, issuances or settlements in the three months ended March 31, 2011 and 2010. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations.

M.	STOCK OPTIONS

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	2,565,001	$2.08
Granted	130,000	.74
Exercised	(10,000)	(.70)
Forfeited	(219,668)	(2.48)

Balance at March 31, 2011	2,465,333	$2.02

Exercisable at March 31, 2011	2,178,666	$2.20

N.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

We have two reportable operating segments, Lab Services and Instrument Business.

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

Segment information for the three months ended March 31, 2011 and 2010 is as follows:

	Dollars in Thousands
	2011			2010
	Lab Services	Instrument Business	Total	Lab Services	Instrument Business	Total
Net Sales	$3,757	$3,723	$7,480	$1,271	$4,171	$5,442
Gross Profit	1,787	2,367	4,154	483	2,401	2,884
Net Income/(Loss) before Taxes	(3,536)	752	(2,784)	(613)	238	(375)
Income Tax Expense (Benefit)	—	(6)	(6)	—	(51)	(51)

Net Income/(Loss)	$(3,536)	$758	$(2,778)	$(613)	$289	$(324)

Depreciation/Amortization	428	49	477	79	56	135
Restructure	—	24	24	—	—	—
Interest Income (Expense)	(233)	(5)	(238)	—	1	1

	3/31/2011			12/31/10
Total Assets	$21,817	$9,581	$31,398	$24,631	$7,396	$32,027

Net sales by product were as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2011	2010
Laboratory Services:
Molecular Clinical Reference Laboratory	$3,487	$942
Pharmacogenomics Research Services	270	329

	3,757	1,271
Instrument Related Business:
Bioinstruments	1,837	2,352
Bioconsumables	1,886	1,819

	3,723	4,171

Total Net Sales	$7,480	$5,442

Net cost of goods sold was as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2011	2010
Laboratory Services:
Molecular Clinical Reference Laboratory	$1,587	$462
Pharmacogenomics Research Services	383	326

	1,970	788
Instrument Related Business:
Bioinstruments	522	932
Bioconsumables	834	838

	1,356	1,770

Total Cost of Goods Sold	$3,326	$2,558

TRANSGENOMIC, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

Net sales for the three months ended March 31, 2011 and 2010 by country were as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2011	2010
United States	$5,036	$2,330
Italy	826	766
United Kingdom	258	568
Germany	211	560
All Other Countries	1,149	1,218

Total	$7,480	$5,442

No other country accounted for more than 5% of total net sales.

No customer accounted for more than 10% of consolidated net sales during the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 no customers made up more than 10% of Laboratory Services net sales. For the three months ended March 31, 2010 one customer made up more than 10% of the Laboratory Services net sales. This customer represented 16% of the Laboratory Services net sales for the three months ended March 31, 2010.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2010. Results for the quarter ended March 31, 2011 are not necessarily indicative of results that may be attained in the future.

Overview

Transgenomic, Inc. is a global biotechnology company specializing in high sensitivity genetic variation and mutation analysis, providing products and services in DNA mutation detection and discovery for clinical research, clinical molecular diagnostics and pharmacogenomics analyses.

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

Executive Summary

Net sales for the three months ended March 31, 2011 increased by $2.0 million or 37% compared to the same period in 2010. The first quarter of 2011 included the results of the FAMILION acquisition in our Laboratory Services segment. During the three months ended March 31, 2011, net sales from Laboratory Services increased by $2.5 million compared to the same three month period in 2010. The Clinical Reference Laboratory increase is a result of the revenue of $2.7 million related to the FAMILION acquisition. Net sales from Pharmacogenomics Research Services decreased by less than $0.1 million. Net sales in our Instrument Related Business were up 11% or $0.4 million for the three months ended March 31, 2011 compared to the same period in 2010. Net sales from bioinstruments were down 22% and net sales of consumables were up 4% for the comparable three month periods. Our gross profit margin increased from 53% for the three months ended March 31, 2010 to 56% for the same period in 2011. Laboratory Services gross margin increased from 38% in the three months ended March 31, 2010 to 48% for the same period in 2011. Loss from operations was $0.8 million for the three months ended March 31, 2011 compared to $0.4 million for the three months ended March 31, 2010.

As of March 31, 2011, we had cash and cash equivalents of $3.2 million.

Outlook

We continue to leverage our core instrument business for on-going instrument sales worldwide as well as employing our instrument technology and related expertise in our two laboratory services businesses. We anticipate strengthening growth in both of our laboratory services businesses and we continue to seek out new assay technologies and tests to license or develop internally to expand our menu offerings for both of these service businesses. In particular, we have substantially increased our footprint in the molecular diagnostics laboratory market through our recent acquisition of the Clinical Data FAMILION laboratory testing business. This acquisition brings us approximately $13.0 million in new annual revenues and a much larger presence both with insurers and patients. This acquisition also provides us access to higher throughput technologies and an expert staff to aid us in growing our reference laboratory business as well as consolidation opportunities for laboratory operations, billing and sales and marketing.

In our Pharmacogenomics Lab, we continue to perform cancer pathway gene mutation projects for a number of high visibility pharmaceutical companies both for drug discovery and drug clinical trials. Employing our recently licensed ultra sensitive DNA mutation detection technology, termed Cold-PCR, and a significant improvement to COLD-PCR termed Ice COLD-PCR, we have added the significant addition of utilizing blood as a mutation detection sample source rather than just testing patients’ tumors. This is a significant achievement and should, we believe, lead to much faster expansion of our service testing for pharmaceutical partners as they adopt this novel approach for both drug and disease research. In addition to Ice Cold-PCR, which offers sensitivity improvements as much as 10,000 times higher than routine DNA testing technology, we have recently discovered a technique to further improve mutation detection sensitivity of standard Sanger sequencing. We have termed this new discovery BLOCker-Sequencing and we are combining this new discovery with our Ice Cold-PCR program to bring what we believe to be the most accurate and sensitive mutation detection technology available in the market today. We believe that this combination of technologies will offer us the ability to develop tests for earlier cancer detection using blood or even saliva, to measure recurrence for a very early warning to better manage patients suffering from cancer as well as support earlier drug selection or drug resistance determinations for these patients.

Although the WAVE System is a fully matured technology, and both it and its corresponding consumable sales growth in our traditional markets are shrinking, we are expanding our opportunities by selling systems into new geographic areas, including the Middle East and Asia, to continue the revenue from our instrument related business segment. We also continue to sell OEM instruments worldwide for pre-analytical karyotyping automation. We have launched our CE IVD labeled K-RAS mutation detection kit into Europe and the U.S. and have released two follow on kits for detecting mutations in key cancer pathway genes BRAF and PIK3CA. These are key cancer pathway mutation assessment tools and, through our proprietary technologies, bring noteworthy improvements in sensitivity and cost efficiency to the market compared to competing technologies. We intend to continue to look for opportunities to diversify into new markets, including the personalized medicine market, particularly in oncology, where the sensitivities of our technologies are essential. We have also embarked on several academic collaborations to further validate our newest technologies and better determine how they can and will be used in clinical settings for patients undergoing treatment for cancer.

Uncertainties

We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we may not be able to obtain such funding due to the tightened credit markets. At March 31, 2011 we had cash and cash equivalents of $3.2 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs during 2011.

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

We have revaluation risk which occurs when transactions are done in a currency other than the British Pound Sterling. These transactions must be revalued within the Transgenomic, Limited ledger, whose functional currency is the British Pound Sterling. The majority of the transactions on this ledger are in Euro. As a result we are subject to exchange rate risk. Fluctuations in the foreign exchange rates could cause our business to be impacted.

Results of Continuing Operations

Three Months Ended March 31, 2011 and 2010

Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended March 31,		Change
	2011	2010	$	%
Laboratory Services:
Molecular Clinical Reference Laboratory	$3,487	$942	$2,545	270%
Pharmacogenomics Research Services	270	329	(59)	(18)%

	3,757	1,271	2,486	196%
Instrument Related Business:
Bioinstruments	1,837	2,352	(515)	(22)%
Bioconsumables	1,886	1,819	67	4%

	3,723	4,171	(448)	(11)%

Total Net sales	$7,480	$5,442	$2,038	37%

Net sales of Laboratory Services increased $2.5 million during the three months ended March 31, 2011 compared to the same period in 2010. Laboratory Services sales includes both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales were up $2.5 million compared to the three months ended March 31, 2010. The increase in Molecular Clinical Reference Laboratory revenue is due to our acquisition of the FAMILION family of genetic tests on December 29, 2010.

The Pharmacogenomics Research Services net sales of $0.3 million during the three months ended March 31, 2011 decreased $0.1 million compared to the first quarter of 2010. We had three more customers in 2011 which was offset by lower average revenue per customer. The Pharmacogenomics Research Services net sales have peaks due to the nature of project related business. Each period for Pharmacogenomics Research Services should be considered on a stand alone basis and is not indicative of future net sales.

Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access additional customers. Bioinstrument net sales decreased $0.5 million, or 22%, during the three months ended March 31, 2011 as compared to the same period in 2010. The decrease in bioinstrument net sales was due to fewer OEM instruments sold in the first quarter of 2011. There were two OEM instruments sold in 2011 compared to five in the first quarter of 2010 each of which was offset by a higher average sales price in the first quarter of 2011. We sold four WAVE instruments in the first quarter of 2011 and 2010. The average sales price was higher in 2011. Demand for WAVE Systems has been affected by significant competitive challenges from traditional (i.e. sequencing) and evolving technologies.

Net sales of bioconsumables were up 4% or $0.1 million during the three months ended March 31, 2011 compared to 2010. The volume sold in the United States increased by $0.3 million which was offset by lower volumes in Europe of $0.2 million.

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

	Dollars in Thousands
	Three Months Ended March 31,		Change
	2011	2010	$	%
Laboratory Services:
Molecular Clinical Reference Laboratory	$1,587	$462	$1,125	244%
Pharmacogenomics Research Services	383	326	57	(17)%

	1,970	788	1,182	150%
Instrument Related Business:
Bioinstruments	522	932	(410)	(44)%
Bioconsumables	834	838	(4)	0%

	1,356	1,770	(414)	(23)%

Cost of goods sold	$3,326	$2,558	$768	30%

Gross profit was $4.2 million or 56% of total net sales during the first quarter of 2011, compared to $2.9 million or 53% during the same period of 2010. During the three months ended March 31, 2011, the gross margin for the Laboratory Services was 48% as compared to 38% in the same period of 2010. The gross margin on the Clinical Reference Laboratory was 54% for the first quarter of 2011 compared to 51% for the first quarter of 2010. The three months ended March 31, 2011 include the business acquired in the acquisition of the FAMILION family of genetic tests. Pharmacogenomics gross margin decreased from 1% for the three months ended March 31, 2010 to negative 42% for the three months ended March 31, 2011. This decrease is due to staff added along with higher operating supplies cost. The bioinstrument margin increased from 60% in the three months ended March 31, 2010 to 72% in the same period of 2011. This increase is primarily driven by the composition of products sold. Margins on bioconsumables increased from 54% to 56% in 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Our selling, general and administrative costs increased $1.9 million from $2.4 million to $4.3 million during the three month period ended March 31, 2011 compared to the same period in 2010. The primary increase in our selling, general and administrative costs is due to the acquisition of the FAMILION family of genetic tests. Foreign currency revaluation gains for the three months ended March 31, 2011 were $0.1 million compared to $0.1 million in revaluation loss for the three months ended March 31, 2010.

Research and Development Expenses. Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. For the first quarter of 2011 and 2010 these costs totaled $0.6 million and $0.8 million, respectively. Research and development expenses totaled 7% and 15% of net sales during the three months ended March 31, 2011 and 2010, respectively. Decrease is due primarily to the consolidation of our research and development activities in Omaha, Nebraska.

Other Income (Expense). Other income for the three months ended March 31, 2011 includes an award of a federal grant under the Qualifying Therapeutic Discovery Project of $0.2 million, net of consulting fees. The expense on preferred stock is due to the increase in fair value of the Preferred Stock conversion feature and warrants. This is a non-cash item.

Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2011 was a benefit of less than $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in the financial statements of our subsidiary outside the U.S. This tax benefit is partially offset by tax expense related to state and franchise taxes as well as reserves for uncertain income taxes. We believe the tax benefit recorded will be offset in future periods by a tax expense, related to income reported in financial statements of our subsidiary outside the U.S. Income tax benefit for the three months ended March 31, 2010 was less than $0.1 million.

Liquidity and Capital Resources

Our working capital positions at March 31, 2011 and December 31, 2010 were as follows:

	Dollars in Thousands
	March 31, 2011	December 31, 2010	Change
Current assets (including cash and cash equivalents of $3,170 and $3,454, respectively)	$14,646	$15,034	$(388)
Current liabilities	8,340	8,253	(87)

Working capital	$6,306	$6,781	$(475)

The working capital decrease is primarily a result of increased accrued expenses and compensation at March 31, 2011 compared to December 31, 2010.

We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we currently have no borrowings and have no plans to issue additional equity securities for this purpose. At March 31, 2011 we had cash and cash equivalents of $3.2 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs during 2011, we will need to increase our net sales, and focus on the integration of the FAMILION acquisition to reduce our operating expenses in order to be assured of meeting our liquidity needs on a long-term basis. However, we cannot assure you that we will be able to increase our net sales or further reduce our expenses, or raise further capital or equity and, accordingly, we may not have sufficient sources of liquidity to continue our operations indefinitely. We continue to explore additional sources of liquidity.

Analysis of Cash Flows

Three Months Ended March 31, 2011 and 2010

Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by $0.3 million during the three months ended March 31, 2011 compared to an increase of $0.3 million during the three months ended March 31, 2010. During the three months ended March 31, 2011 we used cash in operating, investing and financing activities which was offset by foreign currency exchange revaluation. In 2010 net cash provided by operating activities was $0.4 million offset by less than $0.1 million of net cash flow used in investing activities and $0.1 million impact of foreign currency exchange rates.

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities totaled $0.1 million during the three months ended March 31, 2011, compared to cash flows provided by operating activities of $0.4 million during the same period of 2010. The cash flows provided by operating activities in 2011 include the net loss and decrease in accounts payable, offset by the non-cash items which include revaluation of the preferred stock conversion feature and warrant liability, depreciation and amortization. The cash flows provided by operating activities in 2010 relate to the increase in accounts payable and accrued expenses of $0.9 million offset by the decrease in prepaid expenses of $0.2 million and the net loss of $0.3 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled $0.1 million during the three months ended March 31, 2011 compared to cash flows used in investing activities of less than $0.1 million during the same period of 2010. Cash flows used in investing activities in 2011 and 2010 consisted primarily of purchases of property and equipment.

Cash Flows Used in Financing Activities. Cash flows used in financing activities were $0.3 million for the three months ended March 31, 2011. Cash flows used in financing activities were for payments on debt and capital lease obligations offset by the issuance of common stock due to the exercise of stock options for 10,000 shares during the first quarter of 2011. There were no cash flows provided by or used in financing activities for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

At March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Recently Issued Accounting Pronouncements

Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2010. There have been no changes to those accounting pronouncements listed except as noted in note B to the financial statements contained in this report.

Impact of Inflation

We do not believe that price inflation or deflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, the Company’s Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, Transgenomic’s disclosure controls and procedures were effective.

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to a number of claims of various amounts which arise out of the normal course of our business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

An investment in our common stock involves a number of risks. You should carefully consider each of the risks described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2010 before deciding to invest in our common stock. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

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

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q (Registration No. 000-30975) filed on November 14, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on May 25, 2007)

3.3	Certificate of Designation of Series A Convertible Preferred Stock dated as of December 28, 2010 (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on January 4, 2011)

4.1	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

4.2	Series A convertible Preferred Stock Purchase Agreement, dated December 29, 2010, by and among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, Third Security Staff 2010 LLC, and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on January 4, 2011)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on January 4, 2011)

4.4	Registration Rights Agreement, dated December 29, 2010, by and among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, Third Security Staff 2010 LLC, and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 4.3 to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on January 4, 2011)

4.5	Secured Promissory Note, issued December 29, 2010 by Transgenomic, Inc. in favor of PGxHealth, LLC (incorporated by reference to Exhibit 4.4 to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on January 4, 2011)

4.6	Secured Promissory Note, issued December 29, 2010 by Transgenomic, Inc. in favor of PGxHealth, LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on January 4, 2011)

10.1	Sublease Agreement, dated December 29, 2010, by and between Transgenomic, Inc. and Clinical Data, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on January 4, 2011)

10.2	Noncompetition and Nonsolicitation Agreement, dated December 29, 2010 by and among PGxHealth, LLC, Clinical Data, Inc. and Transgenomic, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on January 4, 2011)

10.3	Security Agreement, dated December 29, 2010, by and between PGxHealth, LLC and Transgenomic, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K (Registration No. 000-30975) filed on January 4, 2011)

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date:	May 13, 2011	By:	/S/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer