Form 10-Q
period 2011-06-30
TRANSGENOMIC INC
filed 2011-08-12
CIK 1043961

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number: 000-30975
 _______________________________
TRANSGENOMIC, INC.
(Exact name of registrant as specified in its charter)
 _______________________________

Delaware	911789357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12325 Emmet Street, Omaha, Nebraska	68164
(Address of principal executive offices)	(Zip Code)
(402) 452-5400
(Registrant’s telephone number, including area code)
 _______________________________
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
As of August 12, 2011, the number of shares of common stock outstanding was 49,319,672.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,
	2011	December 31,
	(unaudited)	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,639	$3,454
Accounts receivable (net of allowances for bad debts of $1,387 and $334, respectively)	7,194	7,601
Inventories (net of allowances for obsolescence of $520 and $518, respectively)	3,309	3,344
Other current assets	860	635
Total current assets	14,002	15,034
PROPERTY AND EQUIPMENT:
Equipment	10,118	9,820
Furniture, fixtures & leasehold improvements	3,723	3,479
	13,841	13,299
Less: accumulated depreciation	(12,070)	(11,697)
	1,771	1,602
OTHER ASSETS:
Goodwill	6,275	6,275
Intangibles (net of accumulated amortization of $843 and $519, respectively)	8,522	8,962
Other assets	130	154
	$30,700	$32,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,400	$1,360
Accrued compensation	1,006	875
Short term debt and current maturities of long term debt	1,728	989
Accrued liabilities	3,681	3,231
Contractual obligation	1,573	1,628
Current portion of lease obligations	217	170
Preferred stock dividend payable	300	—
Total current liabilities	9,905	8,253
LONG TERM LIABILITIES:
Long term debt less current maturities	7,406	8,640
Preferred stock conversion feature	7,600	1,983
Preferred stock warrant liability	3,000	2,351
Other long-term liabilities	1,008	843
Total liabilities	28,919	22,070
Redeemable Series A convertible preferred stock, $.01 par value, 3,879,307 shares authorized, 2,586,205 shares issued and outstanding	1,670	1,457
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 15,000,000 shares authorized, 2,586,205 shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 49,299,672 and 49,289,672 shares issued and outstanding, respectively	498	498
Additional paid-in capital	140,502	139,730
Accumulated other comprehensive income	1,731	1,589
Accumulated deficit	(142,620)	(133,317)
Total stockholders’ equity	111	8,500
	$30,700	$32,027
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET SALES	$7,667	$5,095	$15,148	$10,537
COST OF GOODS SOLD	3,112	2,608	6,406	5,166
Gross profit	4,555	2,487	8,742	5,371
OPERATING EXPENSES:
Selling, general and administrative	5,589	3,033	9,946	5,464
Research and development	579	512	1,135	1,339
Restructuring Charges	11	—	35	—
	6,179	3,545	11,116	6,803
LOSS FROM OPERATIONS	(1,624)	(1,058)	(2,374)	(1,432)
OTHER INCOME (EXPENSE):
Interest income (expense), net	(240)	1	(478)	1
Expense on preferred stock	(4,239)	—	(6,266)	—
Other, net	1	—	232	—
	(4,478)	1	(6,512)	1
LOSS BEFORE INCOME TAXES	(6,102)	(1,057)	(8,886)	(1,431)
INCOME TAX EXPENSE (BENEFIT)	(104)	89	(110)	38
NET LOSS	$(5,998)	$(1,146)	$(8,776)	$(1,469)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(267)	—	(527)	—
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,265)	$(1,146)	$(9,303)	$(1,469)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.02)	$(0.19)	$(0.03)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	49,299,672	49,206,339	49,296,339	49,198,005
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011
(Dollars in thousands except per share data)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2011	49,289,672	$498	$139,730	$(133,317)	$1,589	$8,500
Net loss	—	—	—	(8,776)	(8,776)	(8,776)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	—	—	—	142	142
Comprehensive loss					(8,634)
Non-cash stock-based compensation	—	—	765	—	—	765
Issuance of shares for employee stock options	10,000	—	7	—	—	7
Preferred stock accretion	—	—	—	(227)		(227)
Dividends on preferred stock	—	—	—	(300)	—	(300)
Balance, June 30, 2011	49,299,672	498	140,502	(142,620)	$1,731	$111
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(8,776)	$(1,469)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	992	378
Non-cash, stock based compensation	765	(50)
Provision for losses on doubtful accounts	1,227	2
Provision for losses on inventory obsolescence	48	67
Preferred stock revaluation	6,266	—
Changes in operating assets and liabilities:
Accounts receivable	(769)	565
Inventories	2	62
Prepaid expenses and other current assets	215	147
Accounts payable	(196)	(99)
Accrued liabilities	276	404
Other long term liabilities	24	(47)
Long term deferred income taxes	13	13
Net cash flows provided by (used in) operating activities	87	(27)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(216)	(108)
Change in other assets	(139)	(18)
Net cash flows used in investing activities	(355)	(126)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(156)	—
Issuance of common stock	7	42
Principal payment on note payable	(495)	—
Net cash flows provided by (used in) financing activities	(644)	42
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	97	(115)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(815)	(226)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,454	5,642
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,639	$5,416
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$480	$—
Income taxes, net	13	2
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Acquisition of equipment through capital leases	$390	$—
Dividends payable on preferred stock	300	—
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010

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

Instrument Related Business:

•
Bioinstruments. Our proprietary product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,500 WAVE Systems as of June 30, 2011. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by technical support personnel.

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
Fair Value.
Unless otherwise specified, book value approximates fair market value. The preferred stock conversion feature and warrant liability are recorded at fair value. See Footnote L.
Basis of Presentation.
The condensed consolidated balance sheet as of December 31, 2010 was derived from our audited balance sheet as of that date. The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2011 and 2010

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in our Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
Cash and Cash Equivalents.
Cash and cash equivalents include cash and investments with original maturities at acquisition of three months or less. Such investments presently consist of temporary overnight investments.
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of June 30, 2011.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts during the three and six months ended June 30, 2011 and 2010:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended June 30, 2011	$716	$779	$(108)	$1,387
Three Months Ended June 30, 2010	$279	$16	$—	$295
Six Months Ended June 30, 2011	$334	$1,228	$(175)	$1,387
Six Months Ended June 30, 2010	$310	$(11)	$(4)	$295
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

The following is a summary of activity for the allowance for obsolete inventory during the three and six months ended June 30, 2011 and 2010:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended June 30, 2011	$520	$41	$(41)	$520
Three Months Ended June 30, 2010	$478	$67	$(9)	$536
Six Months Ended June 30, 2011	$518	$49	$(47)	$520
Six Months Ended June 30, 2010	$507	$65	$(36)	$536
We determine the allowance for obsolete inventory by evaluating quarterly the inventory for items deemed to be slow moving or obsolete. Included in our provision is the foreign currency impact of the consolidation of our subsidiary.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

Property and Equipment.
Property and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	1 to 10 years

Furniture and fixtures	3 to 7 years

Production equipment	3 to 7 years

Computer equipment	3 to 7 years

Research and development equipment	2 to 7 years
Depreciation expense related to property and equipment during the six months ended June 30, 2011 and 2010 was $0.4 million and $0.2 million, respectively. Included in depreciation for the six months ended June 30, 2011 was less than $0.1 million related to capital leases. We did not have any capital leases in the second quarter of 2010.
Goodwill.
Goodwill is the excess of the purchase price over fair value of assets acquired and is not amortized. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs which may impact goodwill. Impairment occurs when the carrying value is determined to be not recoverable thereby causing the carrying value of the goodwill to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. We recorded no impairment charges related to goodwill as of December 31, 2010. No events have transpired in the six months ended June 30, 2011 that would require reevaluation of this conclusion.
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

These assets are treated as long-lived assets. Long-lived assets will be tested for impairment on an annual basis or when a significant event occurs, which may impact impairment. We review quarterly the carrying value of our long-lived assets to assess recoverability and impairment. We recorded no impairments as of June 30, 2011 or December 31, 2010.
Other Long Term Assets.
Other long term assets include US security deposits and deferred tax assets.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

Stock Based Compensation.
All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of June 30, 2011 had vesting periods of one or three years from date of grant. None of the stock options outstanding at June 30, 2011 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period).
During the three months ended June 30, 2011, we recorded compensation expense of $0.8 million within the selling, general and administrative expense. During the six months ended June 30, 2011, we recorded compensation expense of $0.8 million within the selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 3.6 million shares. During the six months ended June 30, 2010, we recorded compensation expenses of less than $0.1 million within selling, general and administrative expense as a result of the vesting of options exercisable for the purchase of 1.3 million shares. As of June 30, 2011, there was $1.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of nearly three years.
The fair value of the options granted during the quarters ended June 30, 2011 and 2010 was estimated on their respective grant dates using the Black-Scholes option pricing model. We granted 2.2 million stock options during the second quarter of 2011. These stock options were granted to our entire employee base with the bulk being granted to our senior management team. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 1.87% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of four years, based on expected exercise activity behavior; and volatility of 105% based on the historical volatility of our stock over a time that is consistent with the expected life of the option. A small group of senior executives hold the majority of the stock options and are expected to hold the options for five years. Forfeitures of 1.10% have been assumed.
There were 75,000 stock options granted during the quarter ended June 30, 2010. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 1.98% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected life of five years, based on historical exercise activity behavior; and volatility of 102.69% based on the historical volatility of our stock over a time that is consistent with the expected life of the option. A small group of senior executives held the majority of the stock options and are expected to hold the options until they are vested. Forfeitures of 2.2% were assumed in the calculation.
Income Taxes.
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities at each balance sheet date using tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. Our policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statement of Operations.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.
Net sales of products are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods and net sales associated with these contracts are deferred and recognized ratably over the service period. At June 30, 2011 and

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

2010, deferred net sales, mainly associated with our service contracts, included in the balance sheet in accrued liabilities, was approximately $1.4 million for each of the periods.

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
In our Pharmacogenomics Research Services Group, we perform services on a project by project basis. When we get payment in advance we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At June 30, 2011 and 2010, deferred net sales associated with the pharmacogenomics research projects included in the balance sheet in other accrued liabilities, was $0.1 million and less than $0.1 million, respectively.
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
Translation of Foreign Currency.
Our foreign subsidiary uses the local currency of the country in which it is located as their functional currency. Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Cumulative translation gain of approximately $0.1 million is reported as accumulated other comprehensive income on the accompanying consolidated balance sheet as of June 30, 2011. Cumulative translation losses of $0.2 million were reported as accumulated other comprehensive income for the six months ended June 30, 2010. Revenues and expenses are translated at the average rates during the period. For transactions that are not denominated in the functional currency, we recognized $0.1 million as foreign currency transaction loss in the determination of net loss for the six months ending June 30, 2011 and $0.5 million as foreign currency transaction loss in the determination of net loss for the six months ending June 30, 2010.
Other Income.
Other income consists primarily of interest income from cash and cash equivalents invested in overnight instruments. Other income in the six months ended June 30, 2011 includes an award of a federal grant under the Qualifying Therapeutic Discovery Project related to COLD-PCR, Surveyor Scan kit development for key cancer pathway gene mutations and mtDNA damage assays. Other income related to this federal grant was $0.2 million, net of consulting fees. Other income for the three months ended June 30, 2011 was less than $0.1 million. Other income for the three and six months ending June 30, 2010 was less than $0.1 million.

Comprehensive Income.
Accumulated other comprehensive income at June 30, 2011 and December 31, 2010 consisted of foreign currency translation adjustments, net of applicable tax of zero. We deem our foreign investments to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting investments in a foreign currency to U.S. dollars.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

Earnings Per Share.
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 18,504,943 and 10,763,324 shares of our common stock have been excluded from the computation of diluted earnings per share at June 30, 2011 and 2010, respectively. The options, warrants and conversion rights that were exercisable in 2011 and 2010 were not included because the effect would be anti-dilutive due to the net loss.
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

C.	INVENTORIES
Inventories (net of allowances for obsolescence) consisted of the following:

	Dollars in Thousands
	June 30, 2011	December 31, 2010
Finished goods	$1,940	$2,119
Raw materials and work in process	1,544	1,531
Demonstration inventory	345	212
	$3,829	$3,862
Less allowance for obsolescence	(520)	(518)
Total	$3,309	$3,344

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

D.	INTANGIBLES AND OTHER ASSETS
Long Lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	June 30, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangibles—acquired technology	$6,535	$455	$6,080	$6,535	$—	$6,535
Intangibles—assay royalties	1,434	103	1,331	1,434	—	1,434
Intangibles—third party payor relationships	367	—	367	367	—	367
Intangibles—tradenames and trademarks	344	25	319	344	—	344
Patents	665	256	409	511	245	266
Intellectual property	20	4	16	290	274	16
	$9,365	$843	$8,522	$9,481	$519	$8,962

Estimated Useful Life
Intellectual property	10 years
Patents	7 years
Intangibles—acquired technology	7 – 8 years
Intangibles—third party payor relationships	Indefinite
Intangibles—assay royalties	7 years
Intangibles—tradenames and trademarks	7 years
Other assets include US security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.3 million and less than $0.1 million during the three months ended June 30, 2011 and 2010, respectively. Amortization expense for intangible assets was $0.6 million and less than $0.1 million during the six months ended June 30, 2011 and 2010, respectively. Amortization expense for intangible assets is expected to be $1.2 million in each of the years 2011 through 2017.

E.	DEBT

	Dollars in Thousands
	June 30, 2011	December 31, 2010
PGxHealth note payable (1)	$8,640	$8,640
PGxHealth note payable (2)	494	989
	$9,134	$9,629

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
Six Months Ended June 30, 2011 and 2010

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
The Notes are secured by the assets of Transgenomic.
The aggregate minimum principal maturities of the debt for each of the three fiscal years following June 30, 2011 are as follows:

2011	$1,728
2012	3,703
2013	3,703
$9,134

F.	CAPITAL LEASES

The following is an analysis of the leased property under capital leases.

	Dollars in Thousands
	Asset Balances at
Classes of Property	June 30, 2011	December 31, 2010
Equipment	$784	$394
Less: Accumulated amortization	(78)	(13)
Total	$706	$381
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2011.
Year ending December 31:

Dollars in Thousands
2011	$145
2012	224
2013	209
2014	35
Total minimum lease payments	$613
Less: Amount representing interest	(94)
Present value of net minimum lease payments	$519

G.	COMMITMENTS AND CONTINGENCIES
We are subject to a number of claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2016. The future minimum lease payments required under these leases are approximately $0.6 million in 2011, $1.1 million in 2012, $0.6 million in 2013, $0.4 million in 2014 , $0.4million in 2015 and $0.3 million in 2016. Rent expense for the three months ended June 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively. Rent expense for each of the six

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

months ended June 30, 2011 and 2010 was $0.5 million and $0.4 million, respectively.
We have entered into an employment agreement with Craig J. Tuttle, our President and Chief Executive Officer. The current term of Mr. Tuttle’s employment agreement ends on July 12, 2012. The employment agreement provides that Mr. Tuttle will be entitled to receive a severance payment from the Company if his employment is terminated involuntarily except if such termination is based on “just cause”, as that term is defined in his employment agreement. The severance payment payable in the event of involuntary termination without just cause is equal to his annual base salary at the time of termination and will be paid over a twelve-month period. The employment agreement provides that the severance payment provision will be honored if the Company is acquired by, or merged into, another company and his position is eliminated as a result of such acquisition or merger. In addition we have one employee who is entitled to a severance payment of less than $0.1 million if the employee’s position is eliminated prior to July 2012.
At June 30, 2011, firm commitments to vendors to purchase components used in WAVE Systems and instruments manufactured by others totaled $1.3 million.

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
Income tax benefit for the six months ended June 30, 2011 was a benefit $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in financial statements of our subsidiary outside the U.S. We believe the tax benefit recorded will be offset in future periods by a tax expense related to income reported in financial statements of our subsidiary outside the U.S. Income tax expense for the six months ended June 30, 2010 was less than $0.1 million. The effective tax rate for the six months ended June 30, 2011 is 1.14% which is primarily the result of valuation allowances against the Net Operating Losses for the U.S. .
During the three and six months ended June 30, 2011 and 2010, there were no material changes to the liability for uncertain tax positions.

I.	EMPLOYEE BENEFIT PLAN

We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We match the employee’s contributions at the rate of 50% on the first 6% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were less than $0.1 million for the three and six months ended June 30, 2010. No contributions were made in the three and six months ended June 30, 2011 due to cost saving initiatives.

J.	STOCKHOLDERS’ EQUITY
Common Stock.
The Company’s Board of Directors is authorized to issue up to 100,000,000 shares of common stock, from time to time, as provided in a resolution or resolutions adopted by the Board of Directors.
Common Stock Warrants.
No common stock warrants were issued or exercised during the three and six months ended June 30, 2011 or 2010. At June 30, 2011, there were warrants outstanding which were exercisable to purchase 5,572,408 shares of common stock.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Laurus Master Fund, Ltd. (1)	2004	August 2011	400,000	$1.13
Affiliates of Third Security, LLC (2)	2010	December 2015	5,172,408	$0.58
Total			5,572,408

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

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

Preferred Stock.
The Company’s Board of Directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, from time to time, with such designations, powers, preferences and rights and such qualifications, limitations and restrictions as may be provided in a resolution or resolutions adopted by the Board of Directors. The authority of the Board of Directors includes, but is not limited to, the determination or fixing of the following with respect to shares of such class or any series thereof: (i) the number of shares; (ii) the dividend rate, whether dividends shall be cumulative and, if so, from which date; (iii) whether shares are to be redeemable and, if so, the terms and amount of any sinking fund providing for the purchase or redemption of such shares; (iv) whether shares shall be convertible and, if so, the terms and provisions thereof; (v) what restrictions are to apply, if any, on the issue or reissue of any additional preferred stock; and (vi) whether shares have voting rights. The preferred stock may be issued with a preference over the common stock as to the payment of dividends. The Company has no current plans to issue any additional preferred stock. Classes of stock such as the preferred stock may be used, in certain circumstances, to create voting impediments on extraordinary corporate transactions or to frustrate persons seeking to effect a merger or otherwise to gain control of the Company. For the foregoing reasons, any additional preferred stock issued by the Company could have an adverse effect on the rights of the holders of the common stock.
On December 29, 2010, we entered into a Series A Convertible Preferred Stock Purchase Agreement (“Series A Purchase Agreement”) with the Investors pursuant to which we: (i) sold an aggregate of 2,586,205 shares of Series A Convertible Preferred Stock; and (ii) issued warrants to purchase up to an aggregate of 1,293,102 shares of Series A Convertible Preferred Stock with an exercise price of $2.32 per share. The Warrants may be exercised at any time from December 29, 2010 until December 28, 2015 and contain a “cashless exercise” feature. The shares of Series A Convertible Preferred Stock issuable pursuant to the Series A Purchase Agreement and upon exercise of the Warrants are initially convertible into shares of our common stock at a rate of 4-for-1, which conversion rate is subject to further adjustment as set forth in the Certificate of Designation. The aggregate gross proceeds from the issuance were $6.0 million.
The Series A Convertible Preferred Stock meets the definition of mandatorily redeemable stock as it is preferred capital stock that is redeemable at the option of the holder and should be reported outside of equity. Preferred stock is accreted to its redemption value. The warrants do not qualify to be treated as equity, and accordingly, are recorded as a liability. A preferred stock conversion feature is embedded within the Series A Convertible Preferred Stock that meets the definition of a derivative.

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
In connection with the Financing, we also entered into a registration rights agreement with the Investors (the “Registration

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has granted the Investors certain demand, “piggyback” and S-3 registration rights covering the resale of the shares of Common Stock underlying the Series A Convertible Preferred Stock issued pursuant to the Series A Purchase Agreement and issuable upon exercise of the Warrants and all shares of Common Stock issuable upon any dividend or other distribution with respect thereto. The holders of the Series A Convertible Preferred Stock are entitled to receive quarterly dividends which will accrue whether or not declared, shall compound annually and shall be cumulative. In any calendar quarter we shall be required to pay from funds legally available a cash dividend in the amount of 50% of the distributable cash flow or aggregate amount of dividends accrued on the Series A Convertible Preferred Stock. During the six months ended June 30, 2011 we recorded $0.3 million in dividends payable which were not distributed.

K.	FAIR VALUE

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
The preferred stock warrant liability and preferred stock conversion feature are recorded separately and are recorded at fair value. We are required to record these instruments at fair value at each reporting date and changes are recorded as an adjustment to earnings. The preferred stock warrant liability and preferred stock conversion feature are considered Level 3 financial instruments which are valued using the Black Scholes call option pricing formula.

During the three months ended June 30, 2011, the changes in the fair value of the liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

	Dollars in Thousands
	For the six months ended
	June 30, 2011
	Preferred Stock Conversion Feature	Preferred Stock Warrant Liability	Total
Beginning balance at April 1, 2011	$5,078	$1,283	$6,361
Total gains or losses:
Recognized in earnings	2,522	1,717	4,239
Balance at June 30, 2011	$7,600	$3,000	$10,600

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

During the six months ended June 30, 2011, the changes in the fair value of the liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

	Dollars in Thousands
	For the six months ended
	June 30, 2011
	Preferred Stock Conversion Feature	Warrants	Total
Beginning balance at January 1, 2011	$1,983	$2,351	$4,334
Total gains or losses:
Recognized in earnings	5,617	649	6,266
Balance at June 30, 2011	$7,600	$3,000	$10,600
We had no Level 3 liabilities at June 30, 2010. There were no purchases, sales, issuances or settlements in the three or six months ended June 30, 2011 and 2010. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations.

L.	STOCK OPTIONS

The following table summarizes stock option activity during the six months ended June 30, 2011:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2011	2,565,001	$2.11
Granted	2,335,500	1.17
Exercised	(10,000)	(0.70)
Forfeited	(227,001)	(2.06)
Cancelled	(349,500)	(6.67)
Balance at June 30, 2011	4,314,000	$1.22
Exercisable at June 30, 2011	2,587,715	$1.30
During the six months ended June 30, 2011, we granted options exercisable to purchase 2,335,500 shares of common stock at a weighted average exercise price of $1.17 under our 2006 Equity Incentive Plan.

M.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
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
We have two reportable operating segments, Laboratory Services and Instrument Business.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

Segment information for the three months ended June 30, 2011 and 2010 is as follows:

	Dollars in Thousands
	2011			2010
	Laboratory Services	Instrument Business	Total	Laboratory Services	Instrument Business	Total
Net Sales	$4,866	$2,801	$7,667	$1,241	$3,854	$5,095
Gross Profit	3,064	1,491	4,555	418	2,069	2,487
Net Loss before Taxes	(5,743)	(359)	(6,102)	(506)	(551)	(1,057)
Income Tax Expense (Benefit)	—	(104)	(104)	—	89	89
Net Loss	$(5,743)	$(255)	$(5,998)	$(506)	$(640)	$(1,146)
Depreciation/Amortization	444	46	490	73	48	121
Restructure	—	11	11	—	—	—
Interest Income (Expense)	(240)	—	(240)	—	1	1

Segment information for the six months ended June 30, 2011 and 2010 is as follows:

	Dollars in Thousands
	2011			2010
	Laboratory Services	Instrument Business	Total	Laboratory Services	Instrument Business	Total
Net Sales	$8,623	$6,525	$15,148	$2,512	$8,025	$10,537
Gross Profit	4,850	3,892	8,742	901	4,470	5,371
Net Loss before Taxes	(9,278)	392	(8,886)	(1,118)	(313)	(1,431)
Income Tax Expense (Benefit)	—	(110)	(110)	—	38	38
Net Loss	$(9,278)	$502	$(8,776)	$(1,118)	$(351)	$(1,469)
Depreciation/Amortization	872	95	967	152	104	256
Restructure	—	35	35	—	—	—
Interest Income (Expense)	(473)	(5)	(478)	—	1	1
	6/30/2011			6/30/2010
Total Assets	$22,621	$8,079	$30,700	$7,395	$7,051	$14,446
Net sales by product were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Laboratory Services:
Molecular Clinical Reference Laboratory	$3,864	$931	$7,351	$1,873
Pharmacogenomics Research Services	1,002	310	1,272	639
	4,866	1,241	8,623	2,512
Instrument Related Business:
Bioinstruments	1,319	2,217	3,157	4,569
Bioconsumables	1,482	1,637	3,368	3,456
	2,801	3,854	6,525	8,025
Total Net Sales	$7,667	$5,095	$15,148	$10,537

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Six Months Ended June 30, 2011 and 2010

Net cost of goods sold was as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Laboratory Services:
Molecular Clinical Reference Laboratory	$1,435	$495	$3,023	$957
Pharmacogenomics Research Services	367	328	750	654
	1,802	823	3,773	1,611
Instrument Related Business:
Bioinstruments	585	1,024	1,107	1,956
Bioconsumables	725	761	1,526	1,599
	1,310	1,785	2,633	3,555
Total Cost of Goods Sold	$3,112	$2,608	$6,406	$5,166

Net sales for the three and six months ended June 30, 2011 and 2010 by country were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$5,669	$2,070	$10,705	$4,401
Italy	785	721	1,611	1,487
United Kingdom	233	200	491	767
France	225	359	413	604
Germany	182	345	394	905
United Arab Emirates	—	774	—	774
All Other Countries	573	626	1,534	1,599
Total	$7,667	$5,095	$15,148	$10,537
No other country accounted for more than 5% of total net sales.

More than 95% of our long-lived assets are within the United States. Substantially all of the remaining long-lived assets are within Europe.

N.	SUBSEQUENT EVENTS
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
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes, and Management’s Discussion & Analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2010. Results for the quarter ended June 30, 2011 are not necessarily indicative of results that may be attained in the future.

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

Instrument Related Business:

•
Bioinstruments. Our proprietary product is the WAVE® System which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. There is a worldwide installed base of over 1,500 WAVE Systems as of June 30, 2011. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by our technical support personnel.

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

Executive Summary
Net sales for the six months ended June 30, 2011 increased by $4.6 million or 44% compared to the same period in 2010. These results include the FAMILION acquisition in our Laboratory Services segment. During the six months ended June 30, 2011, net sales from Laboratory Services increased by $6.1 million compared to the same six month period in 2010. The Clinical Reference Laboratory increase is a result of the revenue of $5.1 million related to the FAMILION acquisition. Net sales from Pharmacogenomics Research Services increased by $0.6 million. Net sales in our Instrument Related Business were down 19% or $1.5 million for the six months ended June 30, 2011 compared to the same period in 2010. Net sales from bioinstruments were down 31% and net sales of consumables were down 3% for the comparable six month periods. Our gross profit margin increased from 51% for the six months ended June 30, 2010 to 58% for the same period in 2011. Laboratory Services gross margin increased from 36% in the six months ended June 30, 2010 to 56% for the same period in 2011. Loss from operations was $2.4 million for the six months ended June 30, 2011 compared to $1.4 million for the six months ended June 30, 2010.
As of June 30, 2011, we had cash and cash equivalents of $2.6 million .

Outlook

Our laboratory services revenues grew 292% over the same quarter in 2010. Within this business our pharmacogenomics research services grew 223% to $1.0 million for the second quarter of 2011. Testing volume and revenues increased in both our Neurology lab business and in our FAMILION product group with sales of $1.2 million for Neurology and $2.6 million for FAMILION. The FAMILION tests are an important means of identifying cardiac channelopathies, potentially life threatening defects in the heart. Both doctors and patients recognize the benefit that these tests provide in at risk populations, and we expect to continue to expand this franchise.

As we experienced in the first quarter, and again this quarter, our significant stock price increase has resulted in non-cash charges due to the revaluation of our preferred stock conversion feature and warrant liability. In the first quarter, this resulted in an expense of $2 million and, with further strengthening of our share price in second quarter; the expense reached an additional $4.2 million bringing the total expense for the first six months of 2011 to $6.3 million. While this non-cash expense appears significant this does not affect our cash flow.

         Transgenomic anticipates growth in both our diagnostics and our laboratory services businesses as we commercialize new assay technologies and tests we have developed internally or in-licensed, expanding our menu. In particular, we have substantially increased our footprint in the molecular diagnostics laboratory market through our acquisition of the FAMILION laboratory testing business.  This acquisition brings us historic annual revenues of approximately $13.0 million and a much larger presence both with insurers and patients. This acquisition also provides us access to higher throughput technologies and an expert staff to aid us as we continue growing our reference laboratory business as well as consolidation opportunities already achieved in laboratory operations, billing and customer service functions.

In our Pharmacogenomic Services Lab, we continue to perform cancer pathway gene mutation analysis for a number of pharmaceutical companies: both for pre-clinical drug discovery projects and phase II and III clinical trials.  We can now analyze a patient's blood serum rather than a tumor to detect DNA mutations, using our recently licensed ultra-sensitive DNA mutation detection technology, termed “COLD-PCR”, and a significant improvement to COLD-PCR termed “Ice COLD-PCR”. This is a significant achievement, and we believe it should lead to faster growth of our pharmacogenomics research services as pharmaceutical companies adopt this novel approach for both drug and disease research.

In addition to Ice COLD-PCR, which offers sensitivity improvements as much as 1,000 times higher than routine DNA testing technology, we have recently discovered a technique to further improve mutation detection sensitivity of standard Sanger sequencing. We have termed this new discovery “BLOCker-Sequencing” and we are combining this new discovery with our Ice COLD-PCR program to bring what we believe to be the most accurate and sensitive mutation detection technology available in the market today.

We believe that this combination of technologies offers us the ability to develop tests for cancer detection or to measure cancer recurrence at earlier stages in the disease process, aiding in drug selection or drug resistance determinations for these patients.  By giving physicians the tools to select or change therapy earlier in the disease process, we can help improve outcomes for cancer patients and their families.

We continue to leverage our core instrument business for on-going instrument and consumable supplies sales worldwide as well as employing our instrument technology and related expertise in our two laboratory services businesses.

Although the WAVE System is a fully matured technology, and both it and its corresponding consumable sales growth in our traditional markets are shrinking, we are expanding our opportunities by selling systems into new geographic areas, including the Middle East and Asia, to continue the revenue from our instrument related business segment.  We also continue to sell OEM instruments worldwide for pre-analytical karyotyping automation and to select markets in Europe for Image Analysis.

Our menu of cancer pathway gene mutation kits continues to advance. Market validation trials of our BRAF and PIK3CA kits were begun this quarter. Further, we made significant progress in applying these kits, along with our CE-IVD marked K-RAS kit, to a high-throughput OEM analyzer that will be marketed as a complete system.

Finally, we continue to look for opportunities to diversify into new markets, particularly in oncology, where the sensitivities of our technologies provide significant clinical benefit. We have also embarked on several academic collaborations to further validate our newest technologies and better determine how they can and will be used in clinical settings for patients undergoing treatment for cancer.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we may not be able to obtain such funding due to the tightened credit markets. At June 30, 2011 we had cash and cash equivalents of $2.6 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs during 2011.
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

Results of Operations
Three Months Ended June 30, 2011 and 2010
Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2011	2010	$	%
Laboratory Services:
Molecular Clinical Reference Laboratory	$3,864	$931	$2,933	315%
Pharmacogenomics Research Services	1,002	310	692	223%
	4,866	1,241	3,625	292%
Instrument Related Business:
Bioinstruments	1,319	2,217	(898)	(41)%
Bioconsumables	1,482	1,637	(155)	(9)%
	2,801	3,854	(1,053)	(27)%
Total Net sales	$7,667	$5,095	$2,572	50%
Net sales of Laboratory Services increased $3.6 million during the three months ended June 30, 2011 compared to the same period in 2010. Laboratory Services sales includes both the Molecular Clinical Reference Laboratory Services and the

Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales were up $2.9 million compared to the three months ended June 30, 2010. Of this increase in the Molecular Clinical Reference Laboratory revenue, $2.7 million is due to our acquisition of the FAMILION family of genetic tests on December 29, 2010. In addition, our revenue increased for our cardiology family of tests due to the mix of tests performed and the average revenue per test by $0.2 million .
The Pharmacogenomics Research Services net sales of $1.0 million during the three months ended June 30, 2011 increased $0.7 million compared to the second quarter of 2010. The increase in revenue is a direct result of Transgenomic being selected by a major pharmaceutical company to perform highly sensitive mutational analyses on a large number of clinical trial samples in an expedited fashion. Due to impending deadlines set by the relevant agencies, the assays had to be performed both within a limited time frame and using methods considered to be the gold standard for mutation detection. Previous high-quality work performed for this client was a critical factor in choosing Transgenomic to run the assays. In addition, the Surveyor Scan/DNA sequencing methodologies used at Transgenomic met the requirements of sensitivity and specificity needed by the regulatory agencies. The successful completion of this project has led to additional signed contracts with this customer. The Pharmacogenomics Research Services net sales have peaks due to the nature of patient enrollment patterns in clinical trials. While the overall revenue generated from genetic testing within clinical trials is significant, it is usually spread over the length of the trial. Therefore, each period for Pharmacogenomics Research Services should be considered on a standalone basis and is not indicative of future net sales.
Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access additional customers. Bioinstrument net sales decreased $0.9 million, or 41%, during the three months ended June 30, 2011 as compared to the same period in 2010. The decrease in bioinstrument net sales was due to fewer instruments sold in the second quarter of 2011. We sold one WAVE instrument in the second quarter of 2011 compared to 14 in the second quarter of 2010. Demand for WAVE Systems has been affected by significant competitive challenges from traditional (i.e. sequencing) and evolving technologies. We sold one OEM instrument in the second quarter of 2011 compared to zero in the second quarter of 2010.

Net sales of bioconsumables were down 9% or $0.2 million during the three months ended June 30, 2011 compared to 2010. The United States and Europe had lower volumes in the second quarter of 2011 compared to the second quarter of 2010.
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

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2011	2010	$	%
Laboratory Services:
Molecular Clinical Reference Laboratory	$1,435	$495	$940	190%
Pharmacogenomics Research Services	367	328	39	12%
	1,802	823	979	119%
Instrument Related Business:
Bioinstruments	585	1,024	(439)	(43)%
Bioconsumables	725	761	(36)	(5)%
	1,310	1,785	(475)	(27)%
Costs of Goods Sold	$3,112	$2,608	$504	19%
Gross profit was $4.6 million million or 59% of total net sales during the second quarter of 2011, compared to $2.5 million or 49% during the same period of 2010. During the three months ended June 30, 2011, the gross margin for the Laboratory Services was 63% as compared to 34% in the same period of 2010. The gross margin on the Clinical Reference Laboratory was 63% for the second quarter of 2011 compared to 47% for the second quarter of 2010. The three months ended June 30, 2011 include the business acquired in the acquisition of the FAMILION family of genetic tests. Pharmacogenomics gross margin increased from negative 6% for the three months ended June 30, 2010 to 63% for the three months ended June 30, 2011. Pharmacogenomics has a relatively fixed cost base so the increase in revenue directly impacts margins. The bioinstrument margin increased from 54%

in the three months ended June 30, 2010 to 56% in the same period of 2011. Margins on bioconsumables decreased from 54% to 51% in 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Our selling, general and administrative costs increased $2.6 million from $3.0 million to $5.6 million during the three month period ended June 30, 2011 compared to the same period in 2010. The primary increase in our selling, general and administrative costs is due to the acquisition of the FAMILION family of genetic tests of $1.2 million. In addition, we had $0.8 million in expense related to the vesting of the employee stock option grants, bad debt charges of $0.7 million and amortization of acquired intangible assets of $0.3 million. Foreign currency revaluation loss for the three months ended June 30, 2011 were less than $0.1 million compared to $0.4 million in revaluation loss for the three months ended June 30, 2010.
Research and Development Expenses. Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. For the second quarter of 2011 and 2010 these costs totaled $0.6 million and $0.5 million, respectively. Research and development expenses totaled 8% and 10% of net sales during the three months ended June 30, 2011 and 2010, respectively. The decrease as a percentage of net sales is due primarily to the consolidation of our research and development activities in Omaha, Nebraska which is offset by legal costs to defend a patent.
Other Income (Expense). Other expense for the three months ended June 30, 2011 includes the expense on preferred stock which is due to the increase in fair value of the Preferred Stock conversion feature and warrants. This is a non-cash item.
Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2011 was a benefit of $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in the financial statements of our subsidiary outside the U.S. This tax benefit is partially offset by tax expense related to state and franchise taxes as well as reserves for uncertain income taxes. We believe the tax benefit recorded will be offset in future periods by a tax expense, related to income reported in financial statements of our subsidiary outside the U.S. Income tax benefit for the three months ended June 30, 2010 was less than $0.1 million.

Results of Operations
Six Months Ended June 30, 2011 and 2010
Net Sales. Net sales consisted of the following:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2011	2010	$	%
Laboratory Services:
Molecular Clinical Reference Laboratory	$7,351	$1,873	$5,478	292%
Pharmacogenomics Research Services	1,272	639	633	99%
	8,623	2,512	6,111	243%
Instrument Related Business:
Bioinstruments	3,157	4,569	(1,412)	(31)%
Bioconsumables	3,368	3,456	(88)	(3)%
	6,525	8,025	(1,500)	(19)%
Total Net sales	$15,148	$10,537	$4,611	44%
Net sales of Laboratory Services increased $6.1 million during the six months ended June 30, 2011 compared to the same period in 2010. Laboratory Services sales includes both the Molecular Clinical Reference Laboratory Services and the Pharmacogenomics Research Services. The Molecular Clinical Reference Laboratory Services net sales were up $5.5 million compared to the six months ended June 30, 2010. Of this increase in the Molecular Clinical Reference Laboratory revenue, $5.4 million is due to our acquisition of the FAMILION family of genetic tests on December 29, 2010.
The Pharmacogenomics Research Services net sales of $1.3 million during the six months ended June 30, 2011 increased $0.6 million compared to the second quarter of 2010. As previously discussed in the three months ended June 30, 2011, the increase is due to the completion of a project with a major pharmaceutical company. The Pharmacogenomics Research Services net sales have peaks due to the nature of project related business. Each period for Pharmacogenomics Research Services should be considered on a stand alone basis and is not indicative of future net sales.
Bioinstrument sales consist of sales of our WAVE System and associated equipment that we manufacture or assemble, net sales from service contracts that we enter into with purchasers of our instruments, as well as sales of instruments we distribute for other manufacturers (“OEM equipment”). We also sell refurbished WAVE Systems in order to access additional customers. Bioinstrument net sales decreased $1.4 million, or 31%, during the six months ended June 30, 2011 as compared to the same period in 2010. The decrease in bioinstrument net sales was due to fewer instruments sold in the six months ended June 30, 2011. There were three OEM instruments sold in 2011 compared to five in 2010. We sold five WAVE instruments in 2011 compared to18 in 2010. Demand for WAVE Systems has been affected by significant competitive challenges from traditional (i.e. sequencing) and evolving technologies.

Net sales of bioconsumables were down 3% or $0.1 million during the six months ended June 30, 2011 compared to 2010. The volume sold in the United States increased by $0.2 million which was offset by lower volumes in Europe of $0.3 million.
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

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2011	2010	$	%
Laboratory Services:
Molecular Clinical Reference Laboratory	$3,023	$957	$2,066	216%
Pharmacogenomics Research Services	750	654	96	15%
	3,773	1,611	2,162	134%
Instrument Related Business:
Bioinstruments	1,107	1,956	(849)	(43)%
Bioconsumables	1,526	1,599	(73)	(5)%
	2,633	3,555	(922)	(26)%
Costs of Goods Sold	$6,406	$5,166	$1,240	24%
Gross profit was $8.7 million or 58% of total net sales during the six months ended June 30, 2011, compared to $5.4 million or 51% during the same period of 2010. During the six months ended June 30, 2011, the gross margin for the Laboratory Services was 56% as compared to 36% in the same period of 2010. The gross margin on the Clinical Reference Laboratory was 59% for the six months ended June 30, 2011 compared to 49% for the same period of 2010. The six months ended June 30, 2011 include the business acquired in the acquisition of the FAMILION family of genetic tests. Pharmacogenomics gross margin increased from negative 2% for the six months ended June 30, 2010 to 41% for the six months ended June 30, 2011. Pharmacogenomics has a relatively fixed cost base so the increase in revenue directly impacts margins. The bioinstrument margin increased from 57% in the six months ended June 30, 2010 to 65% in the same period of 2011. Margins on bioconsumables increased from 54% to 55% in 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel and entertainment costs, professional fees, and facility costs. In addition, foreign currency revaluation is included here. Our selling, general and administrative costs increased from $5.5 million to $9.9 million during the six month period ended June 30, 2011 compared to the same period in 2010. The primary increase in our selling, general and administrative costs is due to the acquisition of the FAMILION family of genetic tests. In addition, we had $0.8 million in expense related to the vesting of the employee stock option grants. Foreign currency revaluation loss for the six months ended June 30, 2011 was $0.1 million compared to $0.5 million in revaluation loss for the six months ended June 30, 2010.
Research and Development Expenses. Research and development expenses primarily include personnel costs, legal fees, outside services, collaboration expenses, supplies, and facility costs and are expensed in the period in which they are incurred. During the six months ended June 30, 2011 and 2010 these costs totaled $1.1 million and $1.3 million, respectively. Research and development expenses totaled 7% and 13% of net sales during the six months ended June 30, 2011 and 2010, respectively. The decrease is due primarily to the consolidation of our research and development activities in Omaha, Nebraska which is offset by legal costs to defend a patent.
Other Income (Expense). Other income for the six months ended June 30, 2011 includes an award of a federal grant under the Qualifying Therapeutic Discovery Project of $0.2 million, net of consulting fees. The expense on preferred stock is due to the increase in fair value of the Preferred Stock conversion feature and warrants. This is a non-cash item.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2011 was a benefit of $0.1 million. This is the result of the change in deferred tax assets and liabilities reported in the financial statements of our subsidiary outside the U.S. This tax benefit is partially offset by tax expense related to state and franchise taxes as well as reserves for uncertain income taxes. We believe the tax benefit recorded will be offset in future periods by a tax expense, related to income reported in financial statements of our subsidiary outside the U.S. Income tax expense for the six months ended June 30, 2010 was less than $0.1 million.

Liquidity and Capital Resources
Our working capital positions at June 30, 2011 and December 31, 2010 were as follows:

	Dollars in Thousands
	June 30, 2011	December 31, 2010	Change
Current assets (including cash and cash equivalents of $2,639 and $3,454, respectively)	$14,002	$15,034	$(1,032)
Current liabilities	9,905	8,253	1,652
Working capital	$4,097	$6,781	$(2,684)
The working capital decreased due to our payment obligations related to our notes payable and capital leases, lower accounts receivable and increased accrued liabilities.
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. While we have been able to historically finance our operating losses through borrowings or from the issuance of additional equity, we currently have no plans to secure additional borrowings or to issue additional equity securities for this purpose. At June 30, 2011 we had cash and cash equivalents of $2.6 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs during 2011, we will need to increase our net sales, and focus on the integration of the FAMILION acquisition to reduce our operating expenses in order to be assured of meeting our liquidity needs on a long-term basis. However, we cannot assure you that we will be able to increase our net sales or further reduce our expenses, or raise further capital or equity and, accordingly, we may not have sufficient sources of liquidity to continue our operations indefinitely. We continue to explore additional sources of liquidity.

Analysis of Cash Flows
Six Months Ended June 30, 2011 and 2010
Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by $0.8 million during the six months ended June 30, 2011 compared to a decrease of $0.2 million during the six months ended June 30, 2010. During the six months ended June 30, 2011 we used cash in investing and financing activities which was offset by cash provided in operating activities and foreign currency exchange revaluation. In 2010, net cash used in operating activities was less than $0.1 million, $0.1 million was used in investing activities and $0.1 million impact of foreign currency exchange rates, which was offset by less than $0.1 million provided by financing activities.
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities totaled $0.1 million during the six months ended June 30, 2011, compared to cash flows used in operating activities of less than $0.1 million during the same period of 2010. The cash flows provided by operating activities in 2011 include the net loss and decrease in accounts receivable, offset by the non-cash items which include revaluation of the preferred stock conversion feature and warrant liability, provision for losses on doubtful accounts and depreciation and amortization.
Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled $0.4 million during the six months ended June 30, 2011 compared to cash flows used in investing activities of $0.1 million during the same period of 2010. Cash flows used in investing activities in 2011 include purchases of property and equipment of $0.2 million and additions to our patents of $0.2 million. Cash flows used in investing activities in 2010 consisted primarily of purchases of property and equipment.
Cash Flows Used in Financing Activities. Cash flows used in financing activities were $0.6 million for the six months ended June 30, 2011. Cash flows used in financing activities were for payments on debt and capital lease obligations offset by the issuance of common stock due to the exercise of stock options for 10,000 shares during the first quarter of 2011. Cash flows provided by financing activities were less than $0.1 million for the six months ended June 30, 2010. This resulted from the issuance of common stock due to the exercise of stock options for 100,000 shares during the second quarter of 2010.

Off-Balance Sheet Arrangements
At June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Evaluation of Disclosure Controls and Procedures. Management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, the Company’s Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2011, Transgenomic’s disclosure controls and procedures were effective.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Note Regarding Risk Factors
The risk factors presented above and in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2010 are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*
XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date:	August 12, 2011	By:	/S/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer