Form 10-K/A
period 2010-12-31
TRANSGENOMIC INC
filed 2011-10-21
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form10-K/A  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

At March 14, 2011, the registrant had 49,289,672 of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant Proxy Statement relating to its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) have been incorporated into Part III of this Report on Form 10-K/A.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the period ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2011 (the “Form 10-K”) for the purpose of adding the signature of our independent registered public accounting firm to the Report of Independent Registered Public Accounting Firm contained in Item 8 of Part II of the Form 10-K.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31 and 32 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-K/A, we are not amending any other part of the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with our other filings with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

The Report of the Independent Registered Public Accounting Firm dated March 14, 2011, as amended, is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Transgenomic, Inc.

We have audited the accompanying consolidated balance sheets of Transgenomic, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

TRANSGENOMIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009
(Dollars in thousands except share data)

	Common Stock		Additional		Accumulated Other
	Outstanding Shares	Par Value	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance, January 1, 2009	49,189,672	$497	$139,501	$(128,263)	$1,470	$13,205
Other comprehensive income (loss):
Net loss	—	—	—	(1,920)	(1,920)	(1,920)
Foreign currency translation adjustment	—	—	—	—	175	175
Comprehensive loss					(1,745)
Non-cash stock based compensation	—	—	202	—	—	202
Balance, December 31, 2009	49,189,672	$497	$139,703	$(130,183)	$1,645	$11,662
Other comprehensive income (loss):
Net loss				(3,134)	(3,134)	(3,134)
Foreign currency translation adjustment					(56)	(56)
Comprehensive loss					(3,190)
Non-cash stock based compensation	—	—	(14)	—	—	(14)
Issuance of shares for employee stock options	100,000	1	41	—	—	42
Balance, December 31, 2010	49,289,672	$498	$139,730	$(133,317)	$1,589	$8,500

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Dollars in Thousands
	Year Ended December 31,
	2010	2009
Revenue – Supplemental pro forma results	$33,733	$35,112
Net loss – Supplemental pro forma results	(7,716)	(13,071)

D.	RESTRUCTURING CHARGES

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

E.	INVENTORIES

Inventories (net of allowances for obsolescence) consisted of the following:

	Dollars in Thousands
	December 31, 2010	December 31, 2009
Finished goods	$2,119	$2,322
Raw materials and work in process	1,531	1,588
Demonstration inventory	212	149
	$3,862	$4,059
Less allowance for obsolescence	(518)	(507)
Total	$3,344	$3,552

F.	INTANGIBLES AND OTHER ASSETS

Finite lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	December 31, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$290	$274	$16	$310	$284	$26
Patents	511	245	266	598	241	357
Intangibles – acquired technology	6,535	—	6,535	—	—	—
Intangibles – third party payor relationships	367	—	367	—	—	—
Intangibles – assay royalties	1,434	—	1,434	—	—	—
Intangibles – tradenames and trademarks	344	—	344	—	—	—
	9,481	519	8,962	908	525	383
Other assets	154	—	154	200	—	200
Total	$9,635	$519	$9,116	$1,108	$525	$583

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

Estimated Useful Life
Intellectual property	10 years
Patents	7 years
Intangibles – acquired technology	7 – 8 years
Intangibles – third party payor relationships	N/A
Intangibles – assay royalties	7 years
Intangibles – tradenames and trademarks	7 years

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

G.	DEBT

	Dollars in Thousands
	Year Ended December 31,
	2010	2009
PGxHealth note payable(1)	$8,640	$—
PGxHealth note payable(2)	989	—
	$9,629	$—

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

Warrant Holder	Issue Year	Expiration Year	Underlying Shares	Exercise Price
Laurus Master Fund, Ltd. (1)	2004	2011	125,000	$2.39
Laurus Master Fund, Ltd. (1)	2004	2011	400,000	$1.13
Affiliates of Third Security, LLC(2)	2010	2015	5,172,408	$.58
Total			5,697,408

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following summarizes all stock options outstanding at December 31, 2010:

Exercise Price Range	Number of Options Outstanding	Remaining Weighted-Average Contractual Life	Weighted–Average Exercise Price	Number of Options Exercisable
$0.00 - $1.30	1,755,668	5.8 years	$0.80	1,549,001
$1.31 - $2.60	308,333	1.9 years	$1.94	308,333
$2.61 - $3.90	10,000	0.0 years	$2.90	10,000
$5.21 - $6.50	401,500	.4 years	$6.07	401,500
$7.81 - $9.10	10,000	.4 years	$9.00	10,000
$9.11 - $10.00	79,500	.5 years	$9.90	79,500
	2,565,001			2,358,334

All stock options outstanding were issued to employees or outside directors.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of October 2011.

TRANSGENOMIC, INC.

By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of October, 2011.

By:	/s/ CRAIG J. TUTTLE
Craig J. Tuttle, President and Chief Executive Officer