Form 10-Q
period 2013-03-31
TRANSGENOMIC INC
filed 2013-05-09
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of May 8, 2013, the number of shares of common stock outstanding was 88,245,725.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,
	2013	December 31,
	(unaudited)	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,729	$4,497
Accounts receivable, net	7,897	8,081
Inventories, net	4,783	5,092
Other current assets	1,185	1,047
Total current assets	21,594	18,717
PROPERTY AND EQUIPMENT:
Equipment	10,723	10,682
Furniture, fixtures & leasehold improvements	3,861	3,848
	14,584	14,530
Less: accumulated depreciation	(12,513)	(12,340)
	2,071	2,190
OTHER ASSETS:
Goodwill	6,918	6,918
Intangibles, net	10,362	10,764
Other assets	453	202
	$41,398	$38,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,516	$2,052
Accrued compensation	1,125	1,121
Current maturities of long term debt	364	6,171
Accrued expenses	2,826	3,686
Deferred revenue	1,155	1,171
Other liabilities	1,067	1,067
Accrued preferred stock dividend	1,441	1,260
Total current liabilities	9,494	16,528
LONG TERM LIABILITIES:
Long term debt less current maturities	6,069	—
Common stock warrant liability	500	900
Other long-term liabilities	1,266	1,089
Total liabilities	17,329	18,517
STOCKHOLDERS’ EQUITY:
Series A preferred stock, $.01 par value, 15,000,000 shares authorized, 2,586,205 shares issued and outstanding	26	26
Common stock, $.01 par value, 150,000,000 shares authorized, 88,245,725 and 71,645,725 shares issued and outstanding, respectively	887	721
Additional paid-in capital	178,450	170,881
Accumulated other comprehensive income	262	435
Accumulated deficit	(155,556)	(151,789)
Total stockholders’ equity	24,069	20,274
	$41,398	$38,791
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2013	2012
NET SALES	$7,374	$7,206
COST OF GOODS SOLD	3,693	4,102
Gross profit	3,681	3,104
OPERATING EXPENSES:
Selling, general and administrative	6,737	4,994
Research and development	764	549
	7,501	5,543
LOSS FROM OPERATIONS	(3,820)	(2,439)
OTHER INCOME (EXPENSE):
Interest expense, net	(153)	(273)
Change in fair value of warrants	400	—
Other, net	53	20
	300	(253)
LOSS BEFORE INCOME TAXES	(3,520)	(2,692)
INCOME TAX EXPENSE	66	4
NET LOSS	$(3,586)	$(2,696)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(181)	(165)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,767)	$(2,861)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.05)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	84,003,503	62,683,527
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net Loss	$(3,586)	$(2,696)
Other Comprehensive Income (Loss); foreign currency translation adjustment, net of tax	(173)	61
Comprehensive Loss	$(3,759)	$(2,635)

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2013
(Dollars in thousands except per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	2,586,205	$26	71,645,725	$721	$170,881	$(151,789)	$435	$20,274
Net loss			—	—	—	(3,586)	—	(3,586)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(173)	(173)
Non-cash stock-based compensation	—	—	—	—	164	—	—	164
Private Placement, net	—	—	16,600,000	166	7,405	—	—	7,571
Dividends on preferred stock	—	—	—	—	—	(181)	—	(181)
Balance, March 31, 2013	2,586,205	$26	88,245,725	$887	$178,450	$(155,556)	$262	$24,069
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(3,586)	$(2,696)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	744	513
Non-cash, stock based compensation	164	273
Provision for losses on doubtful accounts	1,581	474
Provision for losses on inventory obsolescence	—	1
Warrant revaluation	(400)	—
Loss on sale of fixed assets	9	—
Gain on foreign currency settlement	(62)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,474)	448
Inventories	212	(128)
Other current assets	(157)	(204)
Accounts payable	(720)	(1,057)
Accrued expenses	356	(292)
Other long term liabilities	(1)	(97)
Long term deferred income taxes	—	5
Net cash flows used in operating activities	(3,334)	(2,760)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(87)	(198)
Acquisition	(849)	—
Change in other assets	(127)	(67)
Net cash flows used in investing activities	(1,063)	(265)
CASH FLOWS PROVIDED BY USED IN FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(104)	(52)
Issuance of common stock and warrants, net	7,570	17,483
Payment of deferred financing costs	(60)	—
Proceeds from borrowings	6,433	—
Principal payment on note payable	(6,171)	(82)
Net cash flows provided by financing activities	7,668	17,349
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(39)	21
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,232	14,345
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,497	4,946
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,729	$19,291
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$262	$495
Income taxes, net	—	2
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Acquisition of equipment through capital leases	$—	$12
Dividends accrued on preferred stock	181	165
Note Payable converted to Equity	—	3,000
Deferred financing costs in accounts payable	197	—
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

1. BUSINESS DESCRIPTION
Business Description.
Transgenomic, Inc. is a global biotechnology company advancing personalized medicine in the detection and treatment of cancer and inherited diseases through its proprietary molecular technologies and clinical and research services. We have two complementary business segments:

•
Laboratory Services. Our clinical laboratories specialize in genetic testing for cardiology, neurology, mitochondrial disorders and oncology. Our clinical laboratories located in New Haven, Connecticut and Omaha, Nebraska are certified under the Clinical Laboratory Improvement Amendment (CLIA) as high complexity labs and our Omaha facility is also accredited by the College of American Pathologists (CAP). Our laboratory located in Omaha, Nebraska also provides pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical companies. Our laboratories employ a variety of genomic testing service technologies, including ICE COLD-PCR technology. ICE COLD-PCR is a proprietary platform technology that can be run in any laboratory with standard PCR technology and that enables detection of mutations from virtually any sample type including tissue biopsies, blood and circulating tumor cells (CTCs) at levels greater than 1,000-fold higher than standard DNA sequencing techniques.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The condensed consolidated balance sheet as of December 31, 2012 was derived from our audited balance sheet as of that date. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 are unaudited and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
Principles of Consolidation.
The consolidated financial statements include the accounts of Transgenomic, Inc. and its wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.
Risks and Uncertainties.
Certain risks and uncertainties are inherent in our day-to-day operations and to the process of preparing our financial statements. The more significant of those risks are presented below and throughout the notes to the unaudited condensed consolidated financial statements.
Use of Estimates.
The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. In addition, estimates and assumptions associated with the determination of the fair value of certain assets and related impairments require considerable judgment by

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

management. Actual results could differ from the estimates and assumptions used in preparing these consolidated financial statements.
Reclassifications.
Certain prior year amounts have been reclassified in order to conform to the current year presentation regarding segment reporting.
Fair Value.
Unless otherwise specified, book value approximates fair market value. The common stock warrant liability is recorded at fair value. See Note 9 - "Fair Value".
Cash and Cash Equivalents.
Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less.
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of March 31, 2013.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts during the three months ended March 31, 2013 and 2012:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended March 31, 2013	$2,171	$1,581	$(1,203)	$2,549
Three Months Ended March 31, 2012	$1,088	$474	$(483)	$1,079
While payment terms are generally 30 days, we have also provided extended payment terms in certain cases. In addition, we operate globally and the payment terms for some of our international customers may be greater than 90 days. Accounts receivable are carried at original invoice amount and shown net of allowance for doubtful accounts and contractual allowances. The estimate made for doubtful accounts is based on a review of all outstanding amounts on a quarterly basis. We determine the allowance for doubtful accounts and contractual allowances by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

The following is a summary of activity for the allowance for obsolete inventory during the three months ended March 31, 2013 and 2012:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended March 31, 2013	$616	$—	$(5)	$611
Three Months Ended March 31, 2012	$511	$1	$(3)	$509
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
Depreciation expense related to property and equipment was $0.2 million and $0.2 million during the three months ended March 31, 2013 and 2012, respectively. Included in depreciation for the three months ended March 31, 2013 and 2012 was $0.1 million and less than $0.1 million, respectively, related to equipment acquired under capital leases.
Goodwill.
Goodwill is the excess of the purchase price over fair value of assets acquired and is not amortized. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may impact goodwill. Impairment occurs when the carrying value is determined to be not recoverable thereby causing the carrying value of the goodwill to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. No events have transpired in the three months ended March 31, 2013 that would require an impairment analysis prior to our scheduled review.
Stock Based Compensation.
All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of March 31, 2013 had vesting periods of one or three years from the date of grant. None of the stock options outstanding at March 31, 2013 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period).
During the three months ended March 31, 2013, we recorded compensation expense of $0.2 million within selling, general and administrative expense. As of March 31, 2013, there was $0.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of nearly three years.
We granted 307,500 stock options during the quarter ended March 31, 2013. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes model with the following assumptions was used to estimate the fair value of the options: risk-free interest rates of 0.8% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 4.55 years, based on expected exercise activity behavior; and volatility of 105.77% based on the historical volatility of our common stock over a time that is consistent with the expected life of the option. Forfeitures of 4.07% were also assumed.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

During the three months ended March 31, 2012, we recorded compensation expense of $0.3 million within selling, general and administrative expense. As of March 31, 2012, there was $0.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of nearly three years.
We granted 100,000 stock options during the quarter ended March 31, 2012. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes model with the following assumptions was used to estimate the fair value of the options: risk-free interest rates of 0.8% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of eight years, based on expected exercise activity behavior; and volatility of 109% based on the historical volatility of our common stock over a time that is consistent with the expected life of the option. Forfeitures of 1.64% were also assumed.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.

Net sales from our Laboratory Services segment are recognized on samples collected from patients of health care providers and individuals who take part in clinical trials. Revenue is recognized from patients of health care providers on an individual test basis and occurs when the test report is completed, reviewed and sent to the client. Sales are recorded at our list price less a provision for insurance and Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with these tests. Adjustments to the allowances, based on actual receipts from third party payers, are recorded upon settlement. For clinical trials we perform services on a project by project basis and recognize revenue when services are delivered. These projects typically do not extend beyond one year. At March 31, 2013 and December 31, 2012, deferred revenue associated with clinical trials for which we have received payment in advance of performing services was $0.1 million and $0.2 million, respectively, and was included in the balance sheet in deferred revenue.
Net sales of products in our Diagnostic Tools segment are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts, for which payment is received at the time of execution, cover specific time periods and net sales associated with these contracts are deferred and recognized ratably over the service period. At March 31, 2013 and December 31, 2012, deferred net revenue associated with our service contracts was $1.1 million and $1.0 million, respectively, and is included in the balance sheet in deferred revenue.
Taxes collected from customers and remitted to government agencies for specific sales transactions are recorded net any sales tax collected with no effect on the income statement.
Common Stock Warrants.
Our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability ("Common Stock Warrant Liability"). The Common Stock Warrant Liability was initially recorded at fair value using a Monte Carlo simulation model. We are required to present these instruments at fair value at each reporting date and any changes in fair values are recorded as an adjustment to earnings. The Common Stock Warrant Liability is considered a Level Three financial instrument for purposes of fair value measurement. See Note 9 - "Fair Value".
Translation of Foreign Currency.
Our foreign subsidiary uses the local currency of the country in which it is located as its functional currency. Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. A cumulative translation loss of $0.2 million is reported as other comprehensive income on the accompanying unaudited condensed consolidated statement of comprehensive loss for the three months March 31, 2013. A cumulative translation gain of $0.1 million was reported as accumulated

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

other comprehensive income for the three months ended March 31, 2012. Revenues and expenses are translated at the average rates during the period. For transactions that are not denominated in the functional currency, we recognized less than $0.1 million as foreign currency transaction income in the determination of net loss for the three months ending March 31, 2013 and less than $0.1 million as foreign currency transaction loss in the determination of net loss for the three months ending March 31, 2012.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 34,668,398 and 28,741,938 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2013 and 2012, respectively. The options, warrants and conversion rights that were exercisable in 2013 and 2012 were not included because the effect would be anti-dilutive due to the net loss.
Recent accounting pronouncements.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , that required the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about these amounts is required. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows.
In March 2013, the FASB released Accounting Standards Update No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The provisions of ASU 2013-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-05 is not expected to materially impact our condensed consolidated financial statements.

3. INVENTORIES
Inventories (net of allowance for obsolescence) consisted of the following:

	Dollars in Thousands
	March 31, 2013	December 31, 2012
Finished goods	$3,725	$4,057
Raw materials and work in process	1,542	1,547
Demonstration inventory	127	104
	$5,394	$5,708
Less allowance for obsolescence	(611)	(616)
Total	$4,783	$5,092

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

4. INTANGIBLES AND OTHER ASSETS
Long-lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	March 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangibles—acquired technology	$9,009	$2,226	$6,783	$9,009	$1,910	$7,099
Intangibles—assay royalties	1,434	461	973	1,434	410	1,024
Intangibles—third party payor relationships	367	55	312	367	49	318
Intangibles—tradenames and trademarks	824	145	679	824	115	709
Intangibles—customer relationships	652	22	630	652	11	641
Intangibles—covenants not to compete	184	31	153	184	15	169
Patents	975	293	682	929	280	649
Intellectual property	170	20	150	170	15	155
	$13,615	$3,253	$10,362	$13,569	$2,805	$10,764

Estimated Useful Life
Acquired technology	7-8 years
Assay royalties	7 years
Third party payor relationships	15 years
Tradenames and trademarks	7 years
Customer relationships	15 years
Covenants not to compete	3 years
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.5 million and $0.3 million during the three months ended March 31, 2013 and 2012, respectively. Amortization expense for intangible assets is expected to be $1.7 million in each of the years 2013 through 2017.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

5.         DEBT

	Dollars in Thousands
	March 31, 2013	December 31, 2012
Revolving Line of Credit(1)	$2,433	$—
Term Loan(2)	4,000	—
PGxHealth note payable (the "First Note") (3)	—	6,171
Total debt, including short term debt	6,433	6,171
Current maturities of long term debt	(364)	(6,171)
Long-term debt, net of current maturities	$6,069	$—

On March 13, 2013 (the “Effective Date”), we entered into a Loan and Security Agreement with affiliates of Third Security, LLC (the “Lenders”) for (a) a revolving line of credit (the “Revolving Line”) with borrowing availability of up to $4.0 million, subject to reduction based on our eligible accounts receivable, and (b) a term loan (the “Term Loan”) of $4.0 million (the “Loan Agreement”). Proceeds were used to pay off the First Note and for general corporate and working capital purposes.

(1)
Revolving Line of Credit Amounts advanced under the Revolving Line bear interest at an annual rate equal to the greater of (a) 4.25% or (b) the Wall Street Journal prime rate plus 1%. Interest is payable on a monthly basis, with the balance payable at the maturity of the Revolving Line. The current interest rate is 4.25%. Under the Loan Agreement, we paid the Lenders an upfront fee of $20,000, and will pay the Lenders an additional commitment fee of $20,000 on each anniversary of the Effective Date during the term of the Revolving Line. In addition, a fee of 0.5% per year is payable quarterly on the unused portion of the Revolving Line. The Revolving Line matures on September 1, 2016.

(2)
Term Loan We received $4.0 million under the Term Loan on the Effective Date. We are required to make interest-only payments under the Term Loan through December 31, 2013 and principal and interest payments on a monthly basis, beginning on January 1, 2014, over 33 months using a straight-line amortization rate. Interest under the Term Loan will accrue at the annual rate of one month LIBOR plus 6.1%, subject to a LIBOR floor of 3%. The current interest rate is 9.1%.

We paid the Lenders an upfront fee of $40,000 for the Term Loan, and will pay the Lenders an additional final payment of $120,000 at maturity or prepayment of the Term Loan. In addition, if we repay the Term Loan prior to maturity, we will pay the Lenders a prepayment penalty of 5% of the total outstanding balance under the Term Loan if the prepayment occurs within one year after the Effective Date, 2.5% of the total outstanding balance under the Term Loan if the prepayment occurs between one and two years after the Effective Date, and 1% of the total outstanding balance under the Term Loan if the prepayment occurs thereafter.

Additional Terms
The Loan Agreement contains affirmative and negative covenants. Under the Term Loan, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders' consent. We were in compliance with all financial covenants as of March 31, 2013.

To secure the repayment of any amounts borrowed under the Revolving Line and the Term Loan, we granted the Lenders a security interest in all of our assets. The occurrence of an event of default under the Loan Agreement could result in the acceleration of our obligations under the Loan Agreement and would increase the applicable interest rate under the Revolving Line or the Term Loan (or both) by 5%, and permit the Lenders to exercise remedies with respect to the collateral under the Loan Agreement.

(3)
The First Note was a three year senior secured promissory note payable to PGxHealth, LLC entered into on December 29, 2010 in conjunction with our acquisition of the FAMILION family of genetic tests. Interest was payable at 10% per year with quarterly interest payments through March 29, 2012. Thereafter, quarterly installments include both principal and interest through December 30, 2013. The First Note was paid in full on March 13, 2013.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

6. COMMITMENTS AND CONTINGENCIES
From time to time we are subject to claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are approximately $0.8 million for the remainder of 2013, $1.1 million in 2014, $1.0 million in 2015, $0.9 million in 2016, $0.8 million in 2017 and $1.3 million thereafter. Rent expense for each of the three months ended March 31, 2013 and 2012 was $0.2 million and $0.2 million, respectively. At March 31, 2013, firm commitments to vendors totaled $2.4 million.

7. INCOME TAXES
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for federal income tax returns related to tax years 2009 through 2012. We have state income tax returns subject to examination primarily for tax years 2009 through 2012. Open tax years related to foreign jurisdictions, primarily the United Kingdom, remain subject to examination for the tax years 2009 through 2012.
Income tax expense for the three months ended March 31, 2013 was $0.1 million. Income tax expense for the three months ended March 31, 2012 was less than $0.1 million. Our effective tax rate for the three months ended March 31, 2013 was 1.88%, which is primarily the result of valuation allowances against the net operating losses for the U.S., which results in us not recording net deferred tax assets in the U.S.
During each of the three months ended March 31, 2013 and 2012, there were no material changes to the liability for uncertain tax positions.

8. STOCKHOLDERS’ EQUITY
Common Stock.
Our Board of Directors is authorized to issue up to 150,000,000 shares of common stock, from time to time, as provided in a resolution or resolutions adopted by our shareholders.
On February 7, 2012, we entered into definitive agreements with institutional and other accredited investors and raised approximately $22.0 million in a private placement financing (the "Private Placement"), which includes an aggregate of $3.0 million in convertible notes issued in December 2011 to entities associated with Third Security, LLC, a related party, that automatically convert into shares of our common stock and warrants to purchase such common stock on the same terms as all investors in the Private Placement. Pursuant to the purchase agreement, we issued an aggregate of 19,000,000 shares of our common stock at a price per share of $1.00, as well as five-year warrants to purchase up to an aggregate of 11,435,158 shares of common stock with an exercise price of $1.08 per share. In connection with the conversion of the convertible notes issued by us to the entities associated with Third Security, LLC, the entities received an aggregate of 3,000,000 shares of common stock and 1,736,110 warrants on the same terms as all investors in the Private Placement. The costs incurred to complete the Private Placement were recorded as a reduction in equity in the amount of $1.5 million. Net proceeds from this offering will be used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
On January 24, 2013, we entered into a Securities Purchase Agreement with certain institutional and other accredited investors pursuant to which we: (i) sold to the investors an aggregate of 16,600,000 shares of our common stock at a price per share of $0.50 for aggregate gross proceeds of approximately $8.3 million; and (ii) issued to the investors warrants to purchase up to an aggregate of 8,300,000 shares of common stock with an exercise price of $0.75 per share (the "Offering"). The warrants may be exercised, in whole or in part, at any time from January 30, 2013 until January 30, 2018 and contain both cash and “cashless exercise” features. Affiliates of Third Security, LLC, a related party, purchased an aggregate of 6,000,000 shares of common stock and warrants to purchase an aggregate of 3,000,000 shares of common stock in this transaction on the same terms as the other investors. We currently intend to use the net proceeds from the Offering for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
In connection with the Offering, we also entered into a registration rights agreement with the investors (the “Registration Rights Agreement”). The Registration Rights Agreement required that we file with the Securities and Exchange Commission a registration statement to register for resale the shares and the shares of common stock issuable upon exercise of the warrants (the

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

“Warrant Shares”) by March 16, 2013. The registration statement was filed with the Securities and Exchange Commission on March 15, 2013 and was declared effective by the Securities and Exchange Commission on March 29, 2013.
Common Stock Warrants.
During the three months ended March 31, 2013 and 2012, we issued warrants to purchase 10,091,268 and 11,380,000, shares of common stock, respectively, and none of the issued warrants were exercised. Included in the warrants issued in 2013 were 8,300,000 warrants issued in connection with the sales of common stock on January 24, 2013 and 1,791,268 warrants issued due to repricing requirements contained in the February 2012 warrant agreement. Warrants to purchase an aggregate of 26,643,676 shares of common stock were outstanding at March 31, 2013.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Affiliates of Third Security, LLC(1)	2010	December 2015	5,172,408	$0.58
Various Institutional Holders(2)	2012	February 2017	11,435,158	$1.08
Affiliates of Third Security, LLC(2)	2012	February 2017	1,736,110	$1.08
Various Institutional Holders(3)	2013	January 2018	5,300,000	$0.75
Affiliates of Third Security, LLC(3)	2013	January 2018	3,000,000	$0.75
			26,643,676

(1)
This warrant was issued in connection with the issuance of warrants to purchase shares of our Series A Preferred Stock to affiliates of Third Security, LLC in December 2010. The number of underlying shares shown reflects the number of shares of common stock issuable upon conversion of the shares of Series A Preferred Stock for which this warrant is currently exercisable.

(2)
These Warrants were issued in connection with the private placement completed in February 2012. Warrants were repriced and additional warrants were issued in connection with the warrants issued with the private placement completed in January 2013.

(3)	These warrants were issued in connection with the private placement completed in January 2013.

9. FAIR VALUE

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
Three Months Ended March 31, 2013 and 2012

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
Static Business Inputs include: our equity value, which was estimated using our stock price of $0.40 as of March 31, 2013; the amount of the down-round financing, the timing of the down-round financing, the expected exercise period of 3.9 years from the valuation date and the fact that no other potential fundamental transactions are expected during the term of the common stock warrants.
Static Technical Inputs include: volatility of 57.5% and the risk-free interest rate of 0.57% based on the 4-year U.S. Treasury yield interpolated from the 3 year and 5 year U.S. Treasury bonds.
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

During the three months ended March 31, 2013, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

Dollars in Thousands
For the Three Months Ended
March 31, 2013
Beginning balance at January 1, 2013	$900
Total gains or losses:
Recognized in earnings	(400)
Balance at March 31, 2013	$500

Dollars in Thousands
For the Three Months Ended
March 31, 2012
Beginning balance at January 1, 2012	$—
Additions	3,100
Total gains or losses:
Recognized in earnings	—
Balance at March 31, 2012	$3,100

The change in unrealized gains or losses of Level 3 liabilities is included in earnings and is reported in other income (expense) in our Statement of Operations.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

10. STOCK OPTIONS

The following table summarizes stock option activity during the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2013	4,353,167	$1.05
Granted	307,500	0.57
Exercised	—	—
Forfeited	(40,334)	(1.16)
Expired	—	—
Balance at March 31, 2013	4,620,333	$1.02
Exercisable at March 31, 2013	2,852,310	$1.04

During the three months ended March 31, 2013, we granted options exercisable to purchase 307,500 shares of common stock at a weighted average exercise price of $0.57 per share under our 2006 Equity Incentive Plan. Options to purchase an aggregate of 100,000 shares of common stock were granted during the three months ended March 31, 2012.

11. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
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
The accounting policies of the segments are the same as the policies discussed in Note 2 – "Summary of Significant Accounting Policies".
In the first quarter of 2013, we consolidated our Clinical Laboratories and Pharmacogenomic Services business segments into a single segment and, going forward, it will be referred to as our Laboratory Services segment. We now have two reportable operating segments, Laboratory Services and Diagnostic Tools. Accordingly, segment results of the prior period have been reclassified to reflect these changes.

Segment information for the three months ended March 31, 2013 and 2012 is as follows:

	Dollars in Thousands
	2013
	Laboratory Services	Diagnostic Tools	Total
Net Sales	$4,427	$2,947	$7,374
Gross Profit	2,193	1,488	3,681
Net Loss before Taxes	(3,085)	(435)	(3,520)
Income Tax Expense	—	66	66
Net Loss	$(3,085)	$(501)	$(3,586)
Depreciation/Amortization	$563	$181	$744
Interest Expense, net	$135	$18	$153

	March 31, 2013
Total Assets	$30,366	$11,032	$41,398

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2013 and 2012

	Dollars in Thousands
	2012
	Laboratory Services	Diagnostic Tools	Total
Net Sales	$4,001	$3,205	$7,206
Gross Profit	1,648	1,456	3,104
Net Income (Loss) before Taxes	(2,087)	(605)	(2,692)
Income Tax Expense (Benefit)	—	4	4
Net Income (Loss)	$(2,087)	$(609)	$(2,696)
Depreciation/Amortization	$448	$65	$513
Interest Expense, net	$252	$21	$273

	March 31, 2012
Total Assets	$30,595	$16,589	$47,184

Net sales for the three months ended March 31, 2013 and 2012 by country were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,
	2013	2012
United States	$5,348	$4,724
Italy	455	799
All Other Countries	1,571	1,683
Total	$7,374	$7,206
Other than the countries specifically identified above, no other country individually accounted for more than 5% of total net sales.

More than 95% of our long-lived assets are located within the United States.

12. SUBSEQUENT EVENTS
Events or transactions that occur after the balance sheet date, but before the financial statements are complete, are reviewed to determine if they should be recognized. We have no material subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
This report, including this Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, Medicare/Medicaid/Insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, industry conditions, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, actions of governments and regulatory factors affecting our business and other risks as described in our reports filed with the Securities and Exchange Commission. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.
You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors,” of this report and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 14, 2013.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes and Management’s Discussion & Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 14, 2013. Results for the three months ended March 31, 2013 are not necessarily indicative of results that may be attained in the future.

Overview
We are a global biotechnology company advancing personalized medicine in the detection and treatment of cancer and inherited diseases through our proprietary molecular technologies and clinical and research services. We have two complementary business segments:

•
Laboratory Services. Our clinical laboratories specialize in genetic testing for cardiology, neurology, mitochondrial disorders and oncology. Our clinical laboratories located in New Haven, Connecticut and Omaha, Nebraska are certified under the Clinical Laboratory Improvement Amendment (CLIA) as high complexity labs and our Omaha facility is also accredited by the College of American Pathologists (CAP). Our laboratory located in Omaha, Nebraska also provides pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical companies. Our laboratories employ a variety of genomic testing service technologies including ICE COLD-PCR technology. ICE COLD-PCR is a proprietary platform technology that can be run in any laboratory with standard PCR technology and that enables detection of mutations from virtually any sample type including tissue biopsies, blood and circulating tumor cells (CTCs) at levels greater than 1,000-fold higher than standard DNA sequencing techniques.

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

First Quarter 2013 Overview

We are advancing personalized medicine in cardiology, oncology, and inherited diseases through our proprietary molecular technologies and world-class clinical research services. Today, we are a global leader in cardiac genetic testing with a family of innovative products, including the C-GAAP test (Clopidogrel Genetic Absorption Activation Panel). We are proud to report that Transgenomic was recently awarded the 2013 Governor's Bioscience Award in April 2013. The Bioscience Award recognizes companies that have made significant contributions to the bioscience industry in Nebraska.
In the first quarter of 2013, we consolidated our Clinical Laboratories and Pharmacogenomic Services business segments into a single segment and, going forward, it will be referred to as our Laboratory Services segment. We continue to anticipate growth in both our Laboratory Services and Diagnostic Tools segments, as we commercialize new technologies and tests we have developed internally, in-licensed, or acquired, and as we expand into other markets and regions worldwide.
In the Laboratory Services unit, ScoliScore™, our newest acquisition, is the first clinically validated, saliva-based multi-gene diagnostic test that identifies patients who will not progress to a severe curvature of the spine, thereby reducing those patients' need for repeated doctor visits, physical examinations and, most importantly, years of exposure to radiation from frequent X-Rays.
The market for ScoliScore is significant, with nearly 100,000 children and adolescents, usually between the ages of 8 and 15, entering the medical system annually with scoliosis. At any one time there are at least 400,000 patients being monitored for the disease until they reach spinal maturity. Only a small percentage, roughly 3%, of these children will progress to severe scoliosis, a severe curvature of the spine that would require surgical intervention, yet all of them will be followed clinically and screened with repeated x-rays throughout their childhood and adolescent development to monitor their condition. The elevated risk and incidence of cancer these children face as a result of these repeated x-rays is well documented. ScoliScore is the only test on the market that can determine whether these patients will not progress to a severe curvature of the spine requiring surgical correction. The ScoliScore test determines a risk profile for each patient based on their unique genetics and extent of curvature when first profiled. Since the vast majority of children will not develop severe scoliosis, the risk profile can then be used by the treating or monitoring physician to direct safer and more cost-effective monitoring, including fewer x-rays. This translates into tremendous cost savings in terms of individual lives and to our healthcare system.
In support of ScoliScore, we have expanded our sales team, are collaborating with key opinion leaders in the field to expand awareness, collate patient data for publications that demonstrate the clinical utility of the test, and are actively working with payers to expand coverage and reimbursement. We are also initiating marketing campaign efforts to reach patients and their families to educate them about the risks from repeated x-rays. We expect ScoliScore will contribute to revenue growth throughout 2013 and beyond.
We also continue to provide increased sales and marketing support behind our proprietary C-GAAP test. C-GAAP is a simple but comprehensive saliva test that more accurately predicts a patient's response to Plavix® (clopidogrel). This innovative test analyzes markers in two important genes to identify patients who are at a genetically increased risk of major adverse cardiovascular events due to diminished effectiveness of Plavix. Clopidogrel is the most widely prescribed antiplatelet drug used worldwide to reduce the risks of death, stroke and heart attack in heart disease patients. Patients with dysfunctional CYP2C19 and ABCB1 genes treated with clopidogrel exhibit a 50% increase in major adverse cardiovascular event rates than do patients with normal CYP2C19 and ABCB1 genetic function. Our C-GAAP is the only assay on the market that includes both genes in the test.
We continue to expand the commercial reach of our cardiology platform through the growth of our FAMILION franchise, which currently includes thirteen tests designed to detect for the vast number of genetic mutations that can cause cardiac disorders. The comprehensive nature of our FAMILION genetic tests demonstrates our commitment to setting the standard for cardiac genetic testing today.
We continue to progress our commercial collaboration with the Medical College of Wisconsin Laboratories, a world-renowned institution with a robust presence in genomics and genetic testing. MCW conducts our proprietary NuclearMitome Test which employs next-generation sequencing technology to identify mutations in 448 genes and, to date, represents the most comprehensive genetic test available for mitochondrial disorders. Mitochondrial disorders are notoriously difficult to diagnose because they affect multiple organ systems, including the liver, the brain and nervous system, kidneys, and cardiovascular system. This collaboration allows us to rapidly expand the commercial use of this innovative test and to commence building out our offerings in whole genome and exome testing.
Other services that we offer in our Laboratory Services business include performing genetic testing involving cancer pathway gene mutation analysis and other associated genomics testing services for a number of pharmaceutical companies: both for pre-clinical drug discovery projects and Phase II and III clinical trials.
Also in the Laboratory Services unit, we continue to advance ICE COLD-PCR, our breakthrough mutation detection technology that enables unmatched sensitivity and complete DNA mutation detection using standard sequencing equipment. The extremely high sensitivity of ICE COLD-PCR enables detection of mutations from virtually any sample type including tissue biopsies, blood, and circulating tumor cells (CTCs). The broad use of this innovative technology has the potential to revolutionize cancer screening, diagnosis, monitoring, and therapy selection since it has the ability to perform safer, less invasive, and more frequent assessments of a cancer and its mutations, all through a simple blood sample.
The ICE COLD-PCR technology, exclusively licensed by us for DNA sequencing analysis, was developed in collaboration with the Dana-Farber Cancer Institute and is supported by multiple validation studies confirming reproducible mutation detection up to 1,000 to 10,000 times more sensitive than traditional sequencing and PCR techniques. In addition to our ongoing study with The University of Texas MD Anderson Cancer Center evaluating ICE COLD-PCR in several cancer types, in the second half of 2012 we initiated several new collaborations for clinical validation of this breakthrough platform technology. We expect that the results of the MD Anderson study will be announced later this year. We have also received an NIH STTR grant to study blood testing for pancreatic cancer with colleagues at the University of Nebraska Medical Center.
We continue to pursue clinical trial projects from several top-tier pharmaceutical companies, and we believe these relationships and project successes will drive growth during 2013 as we begin to realize larger study contracts and opportunities to develop tests that support oncology drug treatment and patient selection. Over the long term, we believe our expertise with ICE COLD-PCR, combined with our expanding number of tests, will further contribute to our pharma partner and clinical trial projects and the advancement of “blood biopsies” for selecting or verifying treatment for cancer patients without the need for an expensive, invasive tissue biopsy.
In the Diagnostic Tools business, our instrument sales continue to translate into incremental revenue from consumables and service contract sales, providing compounded and repeating revenue. In 2012, we achieved CE IVD Mark registration in Europe for the diagnostic use of our proprietary WAVE MCE System and SURVEYOR® Scan KRAS Kit. This kit contains a simple, yet highly sensitive test to identify mutations in the KRAS gene, which are key determinants of the effectiveness of modern cancer drugs. Gaining the CE IVD Mark expands the market reach significantly by allowing product sales in the European Union.
Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At March 31, 2013 we had cash and cash equivalents of $7.7 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs for at least the next 12 months.
The uncertainty of the current general economic conditions could negatively impact our business in the future. There are many factors that affect the market demand for our products and services that we cannot control. Demand for our Diagnostic Tools business is affected by the needs and budgetary resources of research institutions, universities and hospitals. The instrument purchase represents a significant expenditure by these types of customers and often requires a long sales cycle. These customers may not have the funding available to purchase our instruments. Competition and new instruments in the marketplace also may impact our sales. Our Laboratory Services business is dependent upon reimbursement from government and private payers that continually look for ways to reduce costs, including by unilaterally reducing reimbursement for services such as those that we provide. There are no assurances that reimbursements from certain of these providers will remain at levels that will allow us to be profitable.
We have translation risk that occurs when transactions are consummated in a currency other than British Pound Sterling, which is the functional currency of our foreign subsidiary. These transactions, which are most often consummated in Euros, must be translated into British Pound Sterling. In addition, results of operations and the balance sheet of our foreign subsidiary are translated from British Pound Sterling to our reporting currency, which is the U.S. Dollar. As a result, we are subject to exchange rate risk. Fluctuations in foreign exchange rates could impact our business and financial results.

Results of Operations
Net sales for the three months ended March 31, 2013 increased by $0.2 million, or 2% compared to the same period in 2012. During the three months ended March 31, 2013, net sales from our Laboratory Services segment increased by $0.4 million compared to the same three month period in 2012. Net sales in our Diagnostic Tools segment decreased $0.3 million for the three months ended March 31, 2013 compared to the same period in 2012. Our gross profit margin increased to 50% for the three months ended March 31, 2013 from 43% for the three months ended March 31, 2012. Loss from operations was $3.8 million for the three months ended March 31, 2013 compared to $2.4 million for the three months ended March 31, 2012.

Three Months Ended March 31, 2013 and 2012
Net Sales. Net sales for the three months ended March 31, 2013 increased by $0.2 million, or 2% compared to the same period of 2012. Net sales performance in each of the segments was as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Laboratory Services	$4,427	$4,001	$426	11%
Diagnostic Tools	2,947	3,205	(258)	(8)%
Total Net Sales	$7,374	$7,206	$168	2%
Laboratory Services net sales of $4.4 million increased $0.4 million, or 11% during the three months ended March 31, 2013 compared to the same period in 2012. Laboratory Services net sales increased compared to last year due to higher test volumes, largely reflecting higher sales of our Nuclear Mitome diagnostic test, sales of our recently launched ScoliScoreTM and C-GAAP tests and a modest shift towards higher priced tests.

Diagnostic Tools net sales of $2.9 million decreased $0.3 million, or 8%, during the three months ended March 31, 2013 compared to the same period in 2012, as we sold fewer instruments in the first quarter of 2013 than in the first quarter of 2012. The decline in instrument sales was partially offset by higher sales of consumables.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with our Laboratory Services operations.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2013	2012	2013	2012
Laboratory Services	$2,193	$1,648	50%	41%
Diagnostic Tools	1,488	1,456	50%	45%
Gross Profit	$3,681	$3,104	50%	43%
Gross profit was $3.7 million, or 50% of total net sales during the first quarter of 2013, compared to $3.1 million, or 43% of total net sales during the same period of 2012. During the three months ended March 31, 2013, the gross margin for Laboratory Services was 50% as compared to 41% in the same period of 2012. In 2013, the higher margins reflect higher average sales prices, as well as improved margins on Nuclear Mitome tests. Diagnostic Tools gross margin increased to 50% for the three months ended March 31, 2013 from 45% in the same period of 2012 due to the mix of instruments sold. In 2012, there were more instruments sold to distributors, which carry lower margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, and facility costs. Our selling, general and administrative costs increased $1.7 million to $6.7 million from $5.0 million during the three month period ended March 31, 2013 compared to the same period in 2012. We had higher sales costs due to the increase in the size of our sales force to support C-GAAP and the launch of ScoliScoreTM. We also had higher bad debt expense during the three months ended March 31, 2013.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended March 31, 2013 and 2012, these costs totaled $0.8 million and $0.5 million, respectively. The increase in research and development costs is due in part to activities related to converting a number of our tests to a more efficient Next Generation Sequencing instrument platform. Research and development expenses totaled 10% and 8% of net sales during the three months ended March 31, 2013 and 2012, respectively.
Other Income (Expense). Other expense for the three months ended March 31, 2013 and 2012 includes interest expense of $0.2 million and $0.3 million, respectively. In addition, other income includes the revaluation of the common stock warrants, which is due to the change in fair value. The income associated with the change in fair value of the warrants is a non-cash item.
Income Tax Expense. Income tax expense for the three months ended March 31, 2013 and 2012 was $0.1 million, and less than $0.1 million, respectively, primarily related to income earned by our foreign subsidiary.

Liquidity and Capital Resources
Our working capital positions at March 31, 2013 and December 31, 2012 were as follows:

	Dollars in Thousands
	March 31, 2013	December 31, 2012	Change
Current assets (including cash and cash equivalents of $7,729 and $4,497, respectively)	$21,594	$18,717	$2,877
Current liabilities	9,494	16,528	(7,034)
Working capital	$12,100	$2,189	$9,911
Historically we have operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to finance our operating losses through borrowings or from the issuance of additional equity. At March 31, 2013, we had cash and cash equivalents of $7.7 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs for the next 12 months. On January 30, 2013, we issued 16,600,000 shares of common stock at a price per share of $0.50, as well as five year warrants to purchase up to an aggregate of 8,300,000 shares of common stock with an exercise price of $0.75 per share. On March 13, 2013, we entered into a loan and security agreement with affiliates of Third Security, LLC for a revolving line of credit with borrowing availability of up to $4.0 million, subject to reduction based on our eligible accounts receivable, and a term loan of $4 million. Proceeds were used to extinguish the debt with PGxHealth and for working capital purposes. However, we cannot be certain that we will be able to increase our net sales, further reduce our expenses or raise additional capital. Accordingly, we may not have sufficient sources of liquidity to continue our operations indefinitely.
Please see Note 5 "Debt" and Note 6 "Commitments and Contingencies" to our accompanying unaudited condensed consolidated financial statements for additional information regarding our outstanding debt and debt servicing obligations.

Analysis of Cash Flows
Three Months Ended March 31, 2013 and 2012
Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased by $3.2 million during the three months ended March 31, 2013 compared to an increase of $14.3 million during the three months ended March 31, 2012. During the three months ended March 31, 2013 we used cash of $3.3 million in operating activities and $1.1 million in investing activities, which was offset by cash provided by financing activities of $7.7 million. In the three months ended March 31, 2012, net cash used in operating activities was $2.8 million, and net cash used in investing activities was $0.3 million, which was offset by cash provided by financing activities of $17.3 million.

Cash Flows Used In Operating Activities. Cash flows used in operating activities totaled $3.3 million during the three months ended March 31, 2013 compared to cash flows used in operating activities of $2.8 million during the three months ended March 31, 2012. The cash flows used in operating activities in the first quarter of 2013 include the net loss, increase in accounts receivable of $1.5 million and decrease in accounts payable of $0.7 million, offset by non-cash items including the warrant revaluation of $0.4 million, provision for losses on doubtful accounts of $1.6 million, stock option expense of $0.2 million and depreciation and amortization of $0.7 million. The cash flows used in operating activities in the first quarter of 2012 include the net loss and decrease in accounts payable of $1.1 million, offset by the non-cash items, which include the provision for losses on doubtful accounts of $0.5 million, stock option expense of $0.3 million and depreciation and amortization of $0.5 million.
Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled $1.1 million during the three months ended March 31, 2013 compared to cash flows used in investing activities of $0.3 million during the same period of 2012. Cash flows used in investing activities in the first quarter of 2013 include payments made in connection with the acquisition of ScoliScoreTM assets of $0.8 million, purchases of property and equipment of $0.1 million and additions to our patents of $0.1 million. Cash flows used in investing activities in the first quarter of 2012 include purchases of property and equipment of $0.2 million and additions to our patents of $0.1 million.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities were $7.7 million for the three months ended March 31, 2013. Cash provided by financing activities during the three months ended March 31, 2013 included the proceeds from the issuance of 16.6 million shares of our common stock. Cash flows used in financing activities were for payments on debt and capital lease obligations. Cash flows provided by financing activities were $17.3 million for the three months ended March 31, 2012. Cash provided by financing activities during the three months ended March 31, 2012 included the proceeds from the issuance of 19.0 million shares of our common stock. Cash flows used in financing activities were for payments on debt and capital lease obligations.

Off-Balance Sheet Arrangements
At each of March 31, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the normal course of business as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31,2012.
Critical Accounting Policies and Estimates
Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 14, 2013.

Recently Issued Accounting Pronouncements
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 14, 2013. There have been no changes to those accounting pronouncements listed except as noted in Note 2 - Summary of Significant Accounting Policies to the notes to unaudited condensed consolidated financial statements contained in this report.

Impact of Inflation
We do not believe that price inflation or deflation had a material adverse effect on our financial condition or results of operations during the periods presented.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Translation Risk

Sales of products in foreign countries are mainly completed in either the Euro or the British Pound Sterling. Additionally, the British Pound Sterling is the functional currency of our wholly owned subsidiary, Transgenomic Limited. Results of operations and the balance sheet are translated from the functional currency of the subsidiary to our reporting currency of the U.S. Dollar. Results of operations for our foreign subsidiary are translated using the average exchange rate during the period. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. In addition, we have revaluation risk, which occurs when the transaction is consummated in a currency other than the British Pound Sterling. This transaction must be revalued by Transgenomic Limited, as its functional currency is the British Pound Sterling. The majority of the transactions consummated by Transgenomic Limited are in Euros. As a result, we are subject to exchange rate risk and we do not currently engage in foreign currency hedging activities.

Based on our overall foreign currency exchange rate exposures at March 31, 2013, we believe that a 10% change in foreign currency exchange rates would [not] be expected to have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). If our foreign operations grow, our exposure to foreign currency exchange rate risk may become more significant.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the Securities and Exchange Commission on March 14, 2013.

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

4.18
Form of Registration Rights Agreement entered into by and among the Registrant, the Third Security Entities and the Investors dated February 2, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on February 7, 2012)

10.1
Securities Purchase Agreement, by and among the Registrant and the Investors, dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on January 31, 2013)

10.2	Form of Warrant issued by the Registrant to the Investors on January 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed on January 31, 2013)

10.3
Registration Rights Agreement, by and among the Registrant and the Investors, dated January 24, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A filed on January 31, 2013)

10.4
Forbearance Agreement, dated February 7, 2013, by and between the Registrant and Dogwood Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 8, 2013)

10.5
Loan and Security Agreement among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated March 13, 2013 (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed on March 14, 2013)

10.6#	Amendment No. 1 to Employment Agreement Extension, dated February 27, 2013, by and between the Registrant and Craig J. Tuttle

10.7#	Amendment No. 1 to Employment Agreement, dated February 27, 2013, by and between the Registrant and Mark P. Colonnese

31.1	Certification of Craig J. Tuttle, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Mark P. Colonnese, Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Craig J. Tuttle, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Mark P. Colonnese, Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

TRANSGENOMIC, INC.

Date:	May 9, 2013	By:	/S/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer