Form 10-Q
period 2013-06-30
TRANSGENOMIC INC
filed 2013-08-08
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of August 7, 2013, the number of shares of common stock outstanding was 88,245,725.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,
	2013	December 31,
	(unaudited)	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,388	$4,497
Accounts receivable, net	8,039	8,081
Inventories, net	4,407	5,092
Other current assets	1,083	1,047
Total current assets	19,917	18,717
PROPERTY AND EQUIPMENT:
Equipment	10,993	10,682
Furniture, fixtures & leasehold improvements	3,861	3,848
	14,854	14,530
Less: accumulated depreciation	(12,703)	(12,340)
	2,151	2,190
OTHER ASSETS:
Goodwill	6,918	6,918
Intangibles, net	9,941	10,764
Other assets	436	202
	$39,363	$38,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$727	$6,171
Accounts payable	1,748	2,052
Accrued compensation	997	1,121
Accrued expenses	2,286	3,686
Deferred revenue	1,089	1,171
Other liabilities	1,067	1,067
Total current liabilities	7,914	15,268
LONG TERM LIABILITIES:
Long term debt, less current maturities	7,273	—
Common stock warrant liability	300	900
Accrued preferred stock dividend	1,623	1,260
Other long-term liabilities	1,235	1,089
Total liabilities	18,345	18,517
STOCKHOLDERS’ EQUITY:
Series A preferred stock, $.01 par value, 15,000,000 shares authorized, 2,586,205 shares issued and outstanding	26	26
Common stock, $.01 par value, 150,000,000 shares authorized, 88,245,725 and 71,645,725 shares issued and outstanding, respectively	887	721
Additional paid-in capital	178,448	170,881
Accumulated other comprehensive income	262	435
Accumulated deficit	(158,605)	(151,789)
Total stockholders’ equity	21,018	20,274
	$39,363	$38,791
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET SALES	$7,306	$9,093	$14,680	$16,299
COST OF GOODS SOLD	3,896	4,531	7,589	8,633
Gross profit	3,410	4,562	7,091	7,666
OPERATING EXPENSES:
Selling, general and administrative	5,419	5,278	12,157	10,273
Research and development	913	654	1,677	1,202
	6,332	5,932	13,834	11,475
LOSS FROM OPERATIONS	(2,922)	(1,370)	(6,743)	(3,809)
OTHER INCOME (EXPENSE):
Interest expense, net	(151)	(231)	(304)	(504)
Effect on warrants	200	1,000	600	1,000
Other, net	—	8	53	28
	49	777	349	524
LOSS BEFORE INCOME TAXES	(2,873)	(593)	(6,394)	(3,285)
INCOME TAX EXPENSE	(6)	(30)	60	(26)
NET LOSS	$(2,867)	$(563)	$(6,454)	$(3,259)
PREFERRED STOCK DIVIDENDS	(181)	(165)	(362)	(330)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,048)	$(728)	$(6,816)	$(3,589)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.01)	$(0.08)	$(0.05)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	88,245,725	71,645,725	86,136,333	67,164,626
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Loss	$(2,867)	$(563)	$(6,454)	$(3,259)
Other comprehensive income (loss) - foreign currency translation adjustment, net of tax	—	(51)	(173)	10
Comprehensive Loss	$(2,867)	$(614)	$(6,627)	$(3,249)

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2013
(Dollars in thousands except per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	2,586,205	$26	71,645,725	$721	$170,881	$(151,789)	$435	$20,274
Net loss			—	—	—	(6,454)	—	(6,454)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(173)	(173)
Stock-based compensation	—	—	—	—	162	—	—	162
Private placement, net	—	—	16,600,000	166	7,405	—	—	7,571
Dividends on preferred stock	—	—	—	—	—	(362)	—	(362)
Balance, June 30, 2013	2,586,205	$26	88,245,725	$887	$178,448	$(158,605)	$262	$21,018
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(6,454)	$(3,259)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,431	1,045
Stock based compensation	162	471
Provision for losses on doubtful accounts	2,197	970
Provision for losses on inventory obsolescence	—	53
Warrant revaluation	(600)	(1,000)
Loss on sale of fixed assets	9	—
Gain on foreign currency settlement	(62)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,225)	(2,001)
Inventories	576	(245)
Other current assets	(67)	(76)
Accounts payable	(287)	(1,137)
Accrued expenses	(565)	312
Other liabilities	198	(341)
Deferred income taxes	—	11
Net cash flows used in operating activities	(5,687)	(5,197)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(355)	(359)
Purchase of short term investments	—	(8,994)
Acquisition	(849)	—
Change in other assets	(157)	(121)
Net cash flows used in investing activities	(1,361)	(9,474)
CASH FLOWS PROVIDED BY USED IN FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(176)	(143)
Issuance of common stock, net of issuance costs	7,570	17,483
Payment of deferred financing costs	(238)	—
Proceeds from borrowings	8,000	—
Principal payment on note payable	(6,171)	(1,317)
Net cash flows provided by financing activities	8,985	16,023
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(46)	(1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,891	1,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,497	4,946
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,388	$6,297
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$460	$732
Income taxes, net	—	2
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Acquisition of equipment through capital leases	$—	$12
Dividends accrued on preferred stock	363	330
Note payable converted to equity	—	3,000
Deferred financing costs in accounts payable	25	—
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The condensed consolidated balance sheet as of December 31, 2012 was derived from our audited balance sheet as of that date. The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 are unaudited and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2013. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Three and Six Months Ended June 30, 2013 and 2012

management. Actual results could differ from the estimates and assumptions used in preparing these consolidated financial statements.
Reclassifications.
Certain prior year amounts have been reclassified in order to conform to the current year presentation regarding segment reporting. In the second quarter of 2013, we modified the presentation of our accrued preferred stock dividend payable from current liabilities to long term liabilities. As a result, we have revised the balance sheet presentation as of December 31, 2012. This revision from current liabilities to long term liabilities has no effect on total assets, liabilities or equity.
Certain prior year amounts have been reclassified in order to conform to the current year presentation regarding segment reporting.
Fair Value.
Unless otherwise specified, book value approximates fair market value. The common stock warrant liability is recorded at fair value. See Note 9 - "Fair Value", to the notes to our accompanying unaudited condensed consolidated financial statements for additional information.
Cash and Cash Equivalents.
Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less.
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of June 30, 2013.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts during the three and six months ended June 30, 2013 and 2012:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended June 30, 2013	$2,549	$608	$(795)	$2,362
Three Months Ended June 30, 2012	$1,079	$496	$(339)	$1,236
Six Months Ended June 30, 2013	$2,171	$2,197	$(2,006)	$2,362
Six Months Ended June 30, 2012	$1,088	$970	$(822)	$1,236
While payment terms are generally 30 days, we have also provided extended payment terms in certain cases. In addition, we operate globally and the payment terms for some of our international customers may be greater than 90 days. Accounts receivable are carried at original invoice amount and shown net of allowance for doubtful accounts and contractual allowances. The estimate made for doubtful accounts is based on a review of all outstanding amounts on a quarterly basis. We determine the allowance for doubtful accounts and contractual allowances by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. During the first and second quarter of 2013, in accordance with its stated policy,  the Company wrote-off approximately $2.0 million of accounts receivable, related to services rendered in prior year periods, determined to be uncollectible.
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

The following is a summary of activity for the allowance for obsolete inventory during the three and six months ended June 30, 2013 and 2012:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Three Months Ended June 30, 2013	$611	$—	$(18)	$593
Three Months Ended June 30, 2012	$509	$52	$(2)	$559
Six Months Ended June 30, 2013	$616	$—	$(23)	$593
Six Months Ended June 30, 2012	$511	$53	$(5)	$559
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
Depreciation expense related to property and equipment was $0.2 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively. Included in depreciation for the three months ended June 30, 2013 and 2012 was $0.1 million and $0.1 million, respectively, related to equipment acquired under capital leases. Depreciation expense related to property and equipment was $0.3 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively. Included in depreciation for the six months ended June 30, 2013 and 2012 was $0.1 million and $0.1 million, respectively, related to equipment acquired under capital leases.
Goodwill.
Goodwill is the excess of the purchase price over fair value of assets acquired and is not amortized. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may impact goodwill. Impairment occurs when the carrying value is determined to be not recoverable, thereby causing the carrying value of the goodwill to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. No events have transpired in the six months ended June 30, 2013 that would require an impairment analysis prior to our scheduled review.
Stock Based Compensation.
All stock options awarded to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of June 30, 2013 had vesting periods of one or three years from the date of grant. None of the stock options outstanding at June 30, 2013 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period).
During the six months ended June 30, 2013, we recorded compensation expense of $0.2 million within selling, general and administrative expense. As of June 30, 2013, there was $0.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of nearly three years.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

We granted 1,605,000 stock options during the quarter ended June 30, 2013. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 0.8% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 4.55 years, based on expected exercise activity behavior; and volatility of 106% based on the historical volatility of our common stock over a time that is consistent with the expected life of the option. Forfeitures of 14.87% were also assumed.
During the six months ended June 30, 2012, we recorded compensation expense of $0.5 million within selling, general and administrative expense. As of June 30, 2012, there was $0.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of nearly three years.
We granted 49,000 stock options during the quarter ended June 30, 2012. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.03% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 8.19 years, based on expected exercise activity behavior; and volatility of 111.35% based on the historical volatility of our common stock over a time that is consistent with the expected life of the option. Forfeitures of 1.63% were also assumed.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.

Net sales from our Laboratory Services segment are recognized on samples collected from patients of health care providers and individuals who take part in clinical trials. Revenue is recognized from patients of health care providers on an individual test basis and occurs when the test report is completed, reviewed and sent to the client. Sales are recorded at our list price less a provision for insurance and Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with these tests. Adjustments to the allowances, based on actual receipts from third party payers, are recorded upon settlement. For clinical trials, we perform services on a project by project basis and recognize revenue when services are delivered. These projects typically do not extend beyond one year. At June 30, 2013 and December 31, 2012, deferred revenue associated with clinical trials for which we have received payment in advance of performing services was $0.1 million and $0.2 million, respectively, and was included in the balance sheet in deferred revenue.
Net sales of products in our Diagnostic Tools segment are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts, for which payment is received at the time of execution, cover specific time periods and net sales associated with these contracts are deferred and recognized ratably over the service period. At June 30, 2013 and December 31, 2012, deferred net revenue associated with our service contracts was $1.0 million and $1.0 million, respectively, and was included in the balance sheet in deferred revenue.
Taxes collected from customers and remitted to government agencies for specific sales transactions are recorded net any sales tax collected with no effect on the income statement.
Common Stock Warrants.
Certain of our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability ("Common Stock Warrant Liability"). The Common Stock Warrant Liability was initially recorded at fair value using a Monte Carlo simulation model. We are required to present these instruments at fair value at each reporting date and any changes in fair values are recorded as an adjustment to earnings. The Common Stock Warrant Liability is considered a Level Three financial instrument for purposes of fair value measurement. See Note 9 - “Fair Value” to the notes to our accompanying unaudited condensed consolidated financial statements for additional information.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

Translation of Foreign Currency.
Our foreign subsidiary uses the local currency of the country in which it is located, British Pound Sterling, as its functional currency. Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. A cumulative translation loss of $0.2 million is reported as other comprehensive income on the accompanying unaudited condensed consolidated statement of comprehensive loss for the six months June 30, 2013. A cumulative translation gain of $0.1 million was reported as accumulated other comprehensive income for the six months ended June 30, 2012. Revenues and expenses are translated at the average rates during the period. For transactions that are not denominated in the functional currency, we recognized less than $0.1 million as foreign currency transaction income in the determination of net loss for the six months ended June 30, 2013 and less than $0.1 million as foreign currency transaction loss in the determination of net loss for the six months ended June 30, 2012.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each of June 30, 2013 and 2012. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 40,008,668 and 29,416,204 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2013 and 2012, respectively. The options, warrants and conversion rights that were exercisable in 2013 and 2012 were not included because the effect would be anti-dilutive due to the net loss.
Recent accounting pronouncements.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-2"), that required the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States ("GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about these amounts is required. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of this new guidance had no impact on our consolidated financial position, results of operations or cash flows.
In March 2013, the FASB released ASU No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The provisions of ASU 2013-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-05 is not expected to materially impact our accompanying unaudited condensed consolidated financial statements.

3. INVENTORIES
Inventories (net of allowance for obsolescence) consisted of the following:

	Dollars in Thousands
	June 30, 2013	December 31, 2012
Finished goods	$3,187	$4,057
Raw materials and work in process	1,561	1,547
Demonstration inventory	252	104
	$5,000	$5,708
Less allowance for obsolescence	(593)	(616)
Total	$4,407	$5,092

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

4. INTANGIBLES AND OTHER ASSETS
Long-lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	June 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangibles—technology	$9,009	$2,542	$6,467	$9,009	$1,910	$7,099
Intangibles—assay royalties	1,434	512	922	1,434	410	1,024
Intangibles—third party payor relationships	367	61	306	367	49	318
Intangibles—tradenames and trademarks	824	174	650	824	115	709
Intangibles—customer relationships	652	33	619	652	11	641
Intangibles—covenants not to compete	184	46	138	184	15	169
Patents	999	304	695	929	280	649
Intellectual property	170	26	144	170	15	155
	$13,639	$3,698	$9,941	$13,569	$2,805	$10,764

Estimated Useful Life
Technology	7-8 years
Assay royalties	7 years
Third party payor relationships	15 years
Tradenames and trademarks	7 years
Customer relationships	15 years
Covenants not to compete	3 years
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.5 million and $0.3 million during the three months ended June 30, 2013 and 2012, respectively. Amortization expense for intangible assets was $0.9 million and $0.6 million during the six months ended June 30, 2013 and 2012, respectively. Amortization expense for intangible assets is expected to be $1.7 million in each of the years 2013 through 2017.

5.         DEBT

	Dollars in Thousands
	June 30, 2013	December 31, 2012
Revolving Line of Credit(1)	$4,000	$—
Term Loan(2)	4,000	—
PGxHealth note payable (the "First Note") (3)	—	6,171
Total debt, including short term debt	8,000	6,171
Current maturities of long term debt	(727)	(6,171)
Long-term debt, net of current maturities	$7,273	$—

On March 13, 2013 (the “Effective Date”), we entered into a Loan and Security Agreement with affiliates of Third Security, LLC (the “Lenders”) for (a) a revolving line of credit (the “Revolving Line”) with borrowing availability of up to $4.0 million,

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

subject to reduction based on our eligible accounts receivable, and (b) a term loan (the “Term Loan”) of $4.0 million (the “Loan Agreement”). Proceeds were used to pay off the First Note and for general corporate and working capital purposes.
On August 2, 2013, we entered into an amendment to the Loan and Security Agreement, the ("Amendment"). The Amendment, which became effective as of June 30, 2013, reduces our future minimum revenue covenants under the Loan Agreement and modifies the interest rates applicable to the amounts advance under the Revolving Line of credit. As of June 30, 2013, we were in compliance with the amended financial covenants.

(1)
Revolving Line of Credit Amounts advanced under the Revolving Line bear interest at an annual rate equal to the greater of (a) 4.25% or (b) the Wall Street Journal prime rate plus 1%. Interest is payable on a monthly basis, with the balance payable at the maturity of the Revolving Line. The current interest rate is 4.25%. Under the Amendment, amounts advanced under the Revolving Line bear interest at an annual rate equal to the greater of (a) 6.25% or (b) the Wall Street Journal prime rate plus 3% . Under the Loan Agreement, we paid the Lenders an upfront fee of $20,000, and will pay the Lenders an additional commitment fee of $20,000 on each anniversary of the Effective Date during the term of the Revolving Line. In addition, a fee of 0.5% per year is payable quarterly on the unused portion of the Revolving Line. The Revolving Line matures on September 1, 2016.

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

Additional Terms
The Loan Agreement contains affirmative and negative covenants. Under the Term Loan, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders' consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders.

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
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are approximately $0.5 million for the

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

remainder of 2013, $1.0 million in 2014, $1.0 million in 2015, $0.9 million in 2016, $0.8 million in 2017 and $1.3 million thereafter. Rent expense for each of the six months ended June 30, 2013 and 2012 was $0.6 million and $0.5 million, respectively. At June 30, 2013, firm commitments to vendors totaled $2.1 million.

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
Income tax expense for the six months ended June 30, 2013 was $0.1 million. Income tax expense for the six months ended June 30, 2012 was less than $0.1 million. Our effective tax rate for the six months ended June 30, 2013 was 0.1%, which is primarily the result of valuation allowances against the net operating losses for the U.S., which results in us not recording net deferred tax assets in the U.S.
During each of the three and six months ended June 30, 2013 and 2012, there were no material changes to the liability for uncertain tax positions.

8. STOCKHOLDERS’ EQUITY
Common Stock.
Our Board of Directors is authorized to issue up to 150,000,000 shares of common stock, from time to time, as provided in a resolution or resolutions adopted by our shareholders.
On February 7, 2012, we entered into definitive agreements with institutional and other accredited investors and raised approximately $22.0 million in a private placement financing (the "Private Placement"), which included an aggregate of $3.0 million in convertible notes issued in December 2011 to entities affiliated with Third Security, LLC, a related party, that automatically converted into shares of our common stock and warrants to purchase such common stock on the same terms as all investors in the Private Placement. Pursuant to the purchase agreement, we issued an aggregate of 19,000,000 shares of our common stock at a price per share of $1.00, as well as five-year warrants to purchase up to an aggregate of 11,435,158 shares of common stock with an exercise price of $1.08 per share. In connection with the conversion of the convertible notes issued by us to the entities associated with Third Security, LLC, the entities received an aggregate of 3,000,000 shares of common stock and 1,736,110 warrants on the same terms as all investors in the Private Placement. The costs incurred to complete the Private Placement were recorded as a reduction in equity in the amount of $1.5 million. Net proceeds from this offering are being used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
On January 24, 2013, we entered into a Securities Purchase Agreement with certain institutional and other accredited investors pursuant to which we: (i) sold to the investors an aggregate of 16,600,000 shares of our common stock at a price per share of $0.50 for aggregate gross proceeds of approximately $8.3 million; and (ii) issued to the investors warrants to purchase up to an aggregate of 8,300,000 shares of common stock with an exercise price of $0.75 per share (the "Offering"). The warrants may be exercised, in whole or in part, at any time from January 30, 2013 until January 30, 2018 and contain both cash and “cashless exercise” features. Affiliates of Third Security, LLC, a related party, purchased an aggregate of 6,000,000 shares of common stock and warrants to purchase an aggregate of 3,000,000 shares of common stock in the Offering on the same terms as the other investors. We are using the net proceeds from the Offering for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
In connection with the Offering, we entered into a registration rights agreement with the investors (the “Registration Rights Agreement”). The Registration Rights Agreement required that we file with the Securities and Exchange Commission a registration statement to register for resale the shares and the shares of common stock issuable upon exercise of the warrants (the “Warrant Shares”) by March 16, 2013. The registration statement was filed with the Securities and Exchange Commission on March 15, 2013 and was declared effective by the Securities and Exchange Commission on March 29, 2013.
Common Stock Warrants.
During the six months ended June 30, 2013 and 2012, we issued warrants to purchase 8,300,000 and 13,171,268, shares of common stock, respectively, and none of the issued warrants were exercised. Included in the warrants issued in 2013 were 8,300,000 warrants issued in connection with the sales of common stock on January 24, 2013. Included in the warrants issued in 2012 were

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

1,791,268 warrants issued due to repricing requirements contained in the February 2012 warrant agreement. Warrants to purchase an aggregate of 26,643,676 shares of common stock were outstanding at June 30, 2013.

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

Debt
Our long term debt is considered a Level 2 liability for which book value approximates fair market value.

Common Stock Warrant Liability
Certain of our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity, and accordingly are recorded as a liability. The Common Stock Warrant Liability represents the fair value of the 13.2 million warrants issued in February 2012. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations. Management does not believe that this liability will be settled by a use of cash.
The Common Stock Warrant Liability is considered a Level 3 financial instrument and is valued using a Monte Carlo simulation. This method is well suited to value options with non-standard features, such as anti-dilution protection. A Monte Carlo simulation model uses repeated random sampling to simulate significant uncertainty in inputs. Assumptions and inputs used in the valuation of the common stock warrants are broken down into four sections: Static Business Inputs; Static Technical Inputs; Simulated Business Inputs; and Simulated Technical Inputs.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

Static Business Inputs include: our equity value, which was estimated using our stock price of $0.40 as of June 30, 2013; the amount of the down-round financing, the timing of the down-round financing, the expected exercise period of 3.61 years from the valuation date and the fact that no other potential fundamental transactions are expected during the term of the common stock warrants.
Static Technical Inputs include: volatility of 55% and the risk-free interest rate of 0.85% based on the 3.5-year U.S. Treasury yield interpolated from the 3 year and 5 year U.S. Treasury bonds.
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

During 2013 we noted an error in the calculation of the warrant liability as of December 31, 2012 causing the liability to be understated by $0.3 million.  This has been corrected in 2013.

During the three months ended June 30, 2013, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	June 30, 2013	June 30, 2012
Beginning balance at April 1	$500	$3,100
Total gains or losses:
Recognized in earnings	(200)	(1,000)
Balance at June 30	$300	$2,100

During the six months ended June 30, 2013, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Six Months Ended
	June 30, 2013	June 30, 2012
Beginning balance at January 1	$900	$—
Additions	—	3,100
Total gains or losses:
Recognized in earnings	(600)	(1,000)
Balance at June 30	$300	$2,100

The change in unrealized gains or losses of Level 3 liabilities is included in earnings and is reported in other income (expense) in our Statement of Operations.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

10. STOCK OPTIONS

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2013	4,353,167	$1.05
Granted	1,912,500	0.39
Exercised	—	—
Forfeited	(486,667)	(1.06)
Expired	(188,333)	(1.66)
Balance at June 30, 2013	5,590,667	$0.80
Exercisable at June 30, 2013	3,020,172	$1.02

During the six months ended June 30, 2013, we granted options exercisable to purchase 1,912,500 shares of common stock at a weighted average exercise price of $0.39 per share under our 2006 Equity Incentive Plan. Options to purchase an aggregate of 149,000 shares of common stock were granted during the six months ended June 30, 2012.

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
The accounting policies of the segments are the same as the policies discussed in Note 2 – "Summary of Significant Accounting Policies" to the notes to our accompanying unaudited condensed consolidated financial statements.
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

Segment information for the three months ended June 30, 2013 and 2012 is as follows:

	Dollars in Thousands
	2013
	Laboratory Services	Diagnostic Tools	Total
Net Sales	$4,012	$3,294	$7,306
Gross Profit	1,853	1,557	3,410
Net Loss before Taxes	(2,181)	(692)	(2,873)
Income Tax Benefit	—	(6)	(6)
Net Loss	$(2,181)	$(686)	$(2,867)
Depreciation/Amortization	$646	$41	$687
Interest Expense, net	$84	$67	$151

	June 30, 2013
Total Assets	$27,834	$11,529	$39,363

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

	Dollars in Thousands
	2012
	Laboratory Services	Diagnostic Tools	Total
Net Sales	$5,808	$3,285	$9,093
Gross Profit	3,117	1,445	4,562
Net Income (Loss) before Taxes	(624)	31	(593)
Income Tax Benefit	—	(30)	(30)
Net Income (Loss)	$(624)	$61	$(563)
Depreciation/Amortization	$467	$65	$532
Interest Expense, net	$221	$10	$231

	June 30, 2012
Total Assets	$31,101	$13,571	$44,672

Segment information for the six months ended June 30, 2013 and 2012 is as follows:

	Dollars in Thousands
	2013
	Laboratory Services	Diagnostic Tools	Total
Net Sales	$8,439	$6,241	$14,680
Gross Profit	4,046	3,045	7,091
Net Loss before Taxes	(5,267)	(1,127)	(6,394)
Income Tax Expense	—	60	60
Net Loss	$(5,267)	$(1,187)	$(6,454)
Depreciation/Amortization	$1,209	$222	$1,431
Interest Expense, net	$219	$85	$304

	Dollars in Thousands
	2012
	Laboratory Services	Diagnostic Tools	Total
Net Sales	$9,809	$6,490	$16,299
Gross Profit	4,764	2,902	7,666
Net Income (Loss) before Taxes	(2,711)	(574)	(3,285)
Income Tax Benefit	—	(26)	(26)
Net Income (Loss)	$(2,711)	$(548)	$(3,259)
Depreciation/Amortization	$915	$130	$1,045
Interest Expense, net	$473	$31	$504

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2013 and 2012

Net sales for the three and six months ended June 30, 2013 and 2012 by country were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$5,797	$6,847	$11,146	$11,571
Italy	372	907	827	1,706
All Other Countries	1,137	1,339	2,707	3,022
Total	$7,306	$9,093	$14,680	$16,299
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
On August 2, 2013 we entered into an amendment (the “Amendment”) to our Loan and Security Agreement, dated March 13, 2013, with Third Security, LLC and its affiliates (the “Lenders”) for a revolving line of credit and a term loan (the “Loan Agreement”). The Amendment, which became effective as of June 30, 2013, reduces our future minimum revenue covenants under the Loan Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
This report, including this Management’s Discussion & Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, Medicare/Medicaid/Insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, industry conditions, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, actions of governments and regulatory factors affecting our business and other risks as described in our reports filed with the Securities and Exchange Commission. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative versions of these terms and other similar expressions.
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
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes and Management’s Discussion & Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 14, 2013. Results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be attained in the future.

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

Second Quarter 2013 Overview
We are advancing personalized medicine in cardiology, oncology, neurology and inherited diseases through our proprietary molecular technologies and world-class clinical research services. Today, we are a global leader in molecular diagnostic testing with a family of innovative products

In 2013, we consolidated our Clinical Laboratories and Pharmacogenomic Services business segments into a single segment, which we now refer to as our Laboratory Services segment. We continue to anticipate growth in both our Laboratory Services and Diagnostic Tools segments, as we commercialize new technologies and tests we have developed internally, in-licensed, or acquired, and as we expand into other markets and regions worldwide.

In the Laboratory Services unit, we recently announced our entry into a collaboration with Amgen, Inc. for the development and launch of a CE-IVD test to screen patients with metastatic colorectal cancer (mCRC) for KRAS and NRAS mutations (collectively referred to as “RAS mutations”). In June 2013, Amgen presented results of a predefined-retrospective subset analysis of a global, multicenter, randomized Phase 3 study at the American Society of Clinical Oncology (ASCO) 2013 Annual Meeting. These RAS mutations outlined in the study, identified using our CE-IVD CRC RAScan™ kits in conjunction with our Surveyor®-Wave® technology, provide physicians with important information regarding tumor mutation status to inform clinical treatment decisions for their mCRC patients. The CRC RAScan™ kit provides superior sensitivity versus any other kit or sequencing method currently available. Our CLIA-certified laboratory in the U.S. is validated to receive patient samples for testing. In Europe, CE-IVD registered test kits are now available for purchase. CLIA testing revenue is recorded in our Laboratory Services segment, while kit sales revenue is recognized in our Diagnostic Tools segment.

CRC RAScanTM utilizes the DNA mismatch-cutting enzyme SURVEYOR Nuclease assay, developed exclusively by us. The SURVEYOR Nuclease assay can detect mutations at higher levels of sensitivity than stand-alone Sanger sequencing. CRC RAScanTM results can also be used to inform marginal or difficult to resolve sequencing results. Additionally, in gene regions where mutations exist at low frequencies, prescreening with CRC RAScanTM affords a cost and time-efficient workflow, as only CRC RAScanTM positive samples are advanced to the more complex and expensive Sanger sequencing analysis.

ScoliScore™, our newest acquisition, is the first clinically validated, saliva-based multi-gene diagnostic test that identifies patients who will not progress to a severe curvature of the spine, thereby reducing those patients' need for repeated doctor visits, physical examinations and, most importantly, years of exposure to radiation from frequent X-Rays.

The market for ScoliScoreTM is significant, with nearly 100,000 children and adolescents, usually between the ages of 8 and 15, entering the medical system annually with scoliosis. Only a small percentage, roughly 3%, of these children will progress to severe scoliosis, a severe curvature of the spine that would require surgical intervention, yet all of them will be followed clinically and screened with repeated x-rays throughout their childhood and adolescent development to monitor their condition. The elevated risk and incidence of cancer these children face as a result of these repeated x-rays is well documented. ScoliScoreTM is the only test on the market that can determine whether these patients will not progress to a severe curvature of the spine requiring surgical correction. The ScoliScoreTM test determines a risk profile for each patient based on their unique genetics and extent of curvature when first profiled. Since the vast majority of children will not develop severe scoliosis, the risk profile can then be used by the treating or monitoring physician to direct safer and more cost-effective monitoring, including fewer x-rays. This translates into tremendous cost savings in terms of individual lives and to our healthcare system.

In support of ScoliScoreTM, we have expanded our sales team, are collaborating with key opinion leaders in the field to expand awareness, are testing patient data in support of publications that demonstrate the clinical utility of the test, and are actively working with payers to expand coverage and reimbursement. We are also initiating marketing campaign efforts to reach patients and their families to educate them about the risks from repeated x-rays. We expect ScoliScoreTM will contribute to revenue growth throughout 2013 and beyond.

Our proprietary C-GAAP (Clopidogrel Genetic Absorption Activation Panel) test is a simple but comprehensive saliva test that more accurately predicts a patient's response to Plavix® (clopidogrel). This innovative test analyzes markers in two important genes to identify patients who are at a genetically increased risk of major adverse cardiovascular events due to diminished effectiveness of Plavix. Clopidogrel is the most widely prescribed antiplatelet drug used worldwide to reduce the risks of death, stroke and heart attack in heart disease patients. Patients with dysfunctional CYP2C19 and ABCB1 genes treated with clopidogrel exhibit a 50% increase in major adverse cardiovascular event rates than do patients with normal CYP2C19 and ABCB1 genetic function. Our C-GAAP is the only assay on the market that includes both genes in the test.

We continue to progress our commercial collaboration with the Medical College of Wisconsin, a world-renowned institution with a robust presence in genomics and genetic testing. This collaboration allows us to rapidly expand the commercial use of our

Nuclear Mitome test and to launch a number of new offerings, including whole exome testing,later in the third quarter using a next generation sequencing platform.

We continue to advance our ICE-COLD PCR technology to broaden its commercial applications. The ICE COLD-PCR technology, exclusively licensed by us for DNA sequencing analysis, was developed in collaboration with the Dana-Farber Cancer Institute and is supported by multiple validation studies confirming reproducible mutation detection up to 1,000 to 10,000 times more sensitive than traditional sequencing and PCR techniques. In June 2013, in a joint announcement with ApoCell, Inc., we announced the results of a research collaboration with the University of Texas MD Anderson Cancer Center that coupled ApoCell's ApoStream™ platform for isolating circulating tumor cells (CTCs) with our ICE COLD-PCR technology to detect signature mutations in CTCs isolated from the blood of lung cancer patients. This small pilot study demonstrated that ICE COLD-PCR technology was able to detect a number of the mutations in CTCs that were found in matched tumors from the same patient. The results were presented at the ASCO 2013 Annual Meeting.  The broad use of this innovative technology has the potential to revolutionize cancer screening, diagnosis, monitoring, and therapy selection since it has the ability to perform safer, less invasive, and more frequent assessments of a cancer and its mutations, all through a simple blood draw. We are also completing a review of future diagnostic applications and utility of the ICE COLD-PCR technology and products for commercial applications.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At June 30, 2013 we had cash and cash equivalents of $6.4 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs for at least the next 12 months.
The uncertainty of the current general economic conditions could negatively impact our business in the future. There are many factors that affect the market demand for our products and services that we cannot control. Demand for our Diagnostic Tools business is affected by the needs and budgetary resources of research institutions, universities and hospitals. The instrument purchase represents a significant expenditure by these types of customers and often requires a long sales cycle. These customers may not have the funding available to purchase our instruments. Competition and new instruments in the marketplace also may impact our sales. Our Laboratory Services business is dependent upon reimbursement from government and private payers that continually look for ways to reduce costs, including by unilaterally reducing reimbursement for services such as those that we provide. The government issued new reimbursement codes in 2013, which were set at pricing levels that were generally lower than the levels for identical tests in 2012. Certain private payers also used the issuance of the new codes as an opportunity to unilaterally lower their reimbursement rates. There are no assurances that reimbursements from certain of these providers will remain at levels that will allow us to be profitable.
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

Results of Operations
Net sales for the three months ended June 30, 2013 decreased by $1.8 million, or 20% compared to the same period in 2012. During the three months ended June 30, 2013, net sales from our Laboratory Services segment decreased by $1.8 million compared to the same three month period in 2012. Net sales in our Diagnostic Tools segment were slightly higher for the three months ended June 30, 2013 compared to the same period in 2012. Our gross profit margin decreased to 47% for the three months ended June 30, 2013 from 50% for the three months ended June 30, 2012. Loss from operations was $2.9 million for the three months ended June 30, 2013 compared to $1.4 million for the three months ended June 30, 2012.

Three Months Ended June 30, 2013 and 2012
Net Sales. Net sales for the three months ended June 30, 2013 decreased by $1.8 million, or 20% compared to the same period in 2012. Net sales performance in each of the segments was as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2013	2012	$	%
Laboratory Services	$4,012	$5,808	$(1,796)	(31)%
Diagnostic Tools	3,294	3,285	9	—%
Total Net Sales	$7,306	$9,093	$(1,787)	(20)%
Laboratory Services net sales of $4.0 million decreased $1.8 million, or 31% during the three months ended June 30, 2013 compared to the same period in 2012. Laboratory Services net sales decreased compared to last year due to lower test volumes and a shift towards lower-priced tests. We experienced higher than normal revenue in the second quarter of 2012 due to a failure in our laboratory information management system (LIMS) that occurred during the first quarter of 2012, which resulted in additional test volume being processed in the second quarter of 2012 instead of the first quarter of 2012.

Diagnostic Tools net sales of $3.3 million were slightly higher, during the three months ended June 30, 2013 compared to the same period in 2012.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with our Laboratory Services operations.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2013	2012	2013	2012
Laboratory Services	$1,853	$3,117	46%	54%
Diagnostic Tools	1,557	1,445	47%	44%
Gross Profit	$3,410	$4,562	47%	50%
Gross profit was $3.4 million, or 47% of total net sales during the second quarter of 2013, compared to $4.6 million, or 50% of total net sales during the same period of 2012. During the three months ended June 30, 2013, the gross margin for Laboratory Services was 46% as compared to 54% in the same period of 2012. In 2013, the lower margins largely reflect lower test volumes. Diagnostic Tools gross margin increased to 47% for the three months ended June 30, 2013 from 44% in the same period of 2012 due to the mix of instruments sold. In 2012, there were more instruments sold to distributors, which carry lower margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs increased $0.1 million to $5.4 million from $5.3 million during the three month period ended June 30, 2013 compared to the same period in 2012. We had higher sales costs due to the increase in the size of our sales force to support C-GAAP and the launch of ScoliScoreTM.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended June 30, 2013 and 2012, these costs totaled $0.9 million and $0.7 million, respectively. The increase in research and development costs is due in part to activities related to converting a number of our tests to a more efficient Next Generation Sequencing instrument platform. Research and development expenses totaled 12% and 7% of net sales during the three months ended June 30, 2013 and 2012, respectively.
Other Income (Expense). Other expense for the three months ended June 30, 2013 and 2012 includes interest expense of $0.2 million and $0.2 million, respectively. In addition, other income includes the revaluation of the common stock warrants, which is due to the change in fair value. The income associated with the change in fair value of the warrants is a non-cash item.
Income Tax Expense. Income tax benefit for the three months ended June 30, 2013 and 2012 was less than $0.1 million, and less than $0.1 million, respectively.
Six Months Ended June 30, 2013 and 2012
Net Sales. Net sales for the six months ended June 30, 2013 decreased by $1.6 million, or 10% compared to the same period in 2012. Net sales performance in each of the segments was as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2013	2012	$	%
Laboratory Services	$8,439	$9,809	$(1,370)	(14)%
Diagnostic Tools	6,241	6,490	(249)	(4)%
Total Net Sales	$14,680	$16,299	$(1,619)	(10)%
Laboratory Services net sales of $8.4 million decreased $1.4 million, or 14% during the six months ended June 30, 2013 compared to the same period in 2012. Laboratory Services net sales decreased compared to last year due to lower test volumes, and lower average sales prices per test.
Diagnostic Tools net sales of $6.2 million decreased $0.2 million, or 4%, during the three months ended June 30, 2013 compared to the same period in 2012, as we sold fewer instruments in the second quarter of 2013 than in the second quarter of 2012.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with our Laboratory Services operations.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2013	2012	2013	2012
Laboratory Services	$4,046	$4,764	48%	49%
Diagnostic Tools	3,045	2,902	49%	45%
Gross Profit	$7,091	$7,666	48%	47%
Gross profit was $7.1 million, or 48% of total net sales during the second quarter of 2013, compared to $7.7 million, or 47% of total net sales during the same period of 2012. During the six months ended June 30, 2013, the gross margin for Laboratory Services was 48% as compared to 49% in the same period of 2012. In 2013, the lower margins reflect lower average sales prices, as well as lower test volumes. Diagnostic Tools gross margin increased to 49% for the six months ended June 30, 2013 from 45% in the same period of 2012 due to the mix of instruments sold. In 2012, there were more instruments sold to distributors, which carry lower margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs increased $1.9 million to $12.2 million from $10.3 million during the six month period ended June 30, 2013 compared to the same period in 2012. We had higher sales costs due to the increase in the size of our sales force to support C-GAAP and the launch of ScoliScoreTM. We also recorded a higher bad debt provision during the six months ended June 30, 2013.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the six months ended June 30, 2013 and 2012, these costs totaled $1.7 million and $1.2 million, respectively. The increase in research and development costs is due in part to activities related to converting a number of our tests to a more efficient Next Generation Sequencing instrument platform. Research and development expenses totaled 11% and 7% of net sales during the six months ended June 30, 2013 and 2012, respectively.
Other Income (Expense). Other expense for the six months ended June 30, 2013 and 2012 includes interest expense of $0.3 million and $0.5 million, respectively. In addition, other income includes the revaluation of the common stock warrants, which is due to the change in fair value. The income associated with the change in fair value of the warrants is a non-cash item.
Income Tax Expense. Income tax expense for the six months ended June 30, 2013 was less than $0.1 million, compared to less than $0.1 million income tax benefit for the six months ended June 30, 2012.

Liquidity and Capital Resources
Our working capital positions at June 30, 2013 and December 31, 2012 were as follows:

	Dollars in Thousands
	June 30, 2013	December 31, 2012	Change
Current assets (including cash and cash equivalents of $6,388 and $4,497, respectively)	$19,917	$18,717	$1,200
Current liabilities	7,187	9,097	(1,910)
Working capital	$12,730	$9,620	$3,110
Historically, we have operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to finance our operating losses through borrowings or from the issuance of additional equity. At June 30, 2013, we had cash and cash equivalents of $6.4 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs for the next 12 months. On January 30, 2013, we issued 16,600,000 shares of common stock at a price per share of $0.50, as well as five year warrants to purchase up to an aggregate of 8,300,000 shares of common stock with an exercise price of $0.75 per share. On March 13, 2013, we entered into a loan and security agreement with affiliates of Third Security, LLC for a revolving line of credit with borrowing availability of up to $4.0 million, subject to reduction based on our eligible accounts receivable, and a term loan of $4 million. Proceeds were used to extinguish the debt with PGxHealth and for working capital purposes. However, we cannot be certain that we will be able to increase our net sales, further reduce our expenses or raise additional capital. Accordingly, we may not have sufficient sources of liquidity to continue our operations indefinitely.
Please see Note 5 - "Debt" and Note 6 - "Commitments and Contingencies" to the notes to our accompanying unaudited condensed consolidated financial statements for additional information regarding our outstanding debt and debt servicing obligations.

Analysis of Cash Flows
Six Months Ended June 30, 2013 and 2012
Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased by $1.9 million during the six months ended June 30, 2013 compared to an increase of $1.4 million during the six months ended June 30, 2012. During the six months ended June 30, 2013, we used cash of $5.7 million in operating activities and $1.4 million in investing activities, which was offset by cash provided by financing activities of $9.0 million. In the six months ended June 30, 2012, net cash used in operating activities was $5.2 million, and net cash used in investing activities was $9.5 million, which was offset by cash provided by financing activities of $16.0 million.

Cash Flows Used In Operating Activities. Cash flows used in operating activities totaled $5.7 million during the six months ended June 30, 2013 compared to cash flows used in operating activities of $5.2 million during the six months ended June 30, 2012. The cash flows used in operating activities in the first half of 2013 include the net loss, increase in accounts receivable of $2.2 million and decrease in accounts payable of $0.3 million, offset by non-cash items, including the warrant revaluation of $0.6 million, provision for losses on doubtful accounts of $2.2 million, stock option expense of $0.2 million and depreciation and amortization of $1.4 million. The cash flows used in operating activities in the first half of 2012 include the net loss, increase in accounts receivable of $2.0 million and decrease in accounts payable of $1.1 million, offset by the non-cash items, which include the provision for losses on doubtful accounts of $1.0 million, stock option expense of $0.5 million and depreciation and amortization of $1.0 million.
Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled $1.4 million during the six months ended June 30, 2013 compared to cash flows used in investing activities of $9.5 million during the same period of 2012. Cash flows used in investing activities in the first half of 2013 include payments made in connection with the acquisition of ScoliScoreTM assets of $0.8 million, purchases of property and equipment of $0.4 million and additions to our patents of $0.2 million. Cash flows used in investing activities in the first half of 2012 include the purchase of short term investments of $9.0 million, purchases of property and equipment of $0.2 million and additions to our patents of $0.1 million.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities were $9.0 million for the six months ended June 30, 2013. Cash provided by financing activities during the six months ended June 30, 2013 included the proceeds from the issuance of 16.6 million shares of our common stock and the refinancing of our debt. Cash flows used in financing activities were for the pay off of our note with PGxHealth and capital lease obligations. Cash flows provided by financing activities were $16.0 million for the six months ended June 30, 2012. Cash provided by financing activities during the six months ended June 30, 2012 included the proceeds from the issuance of 19.0 million shares of our common stock. Cash flows used in financing activities were for payments on debt and capital lease obligations.

Off-Balance Sheet Arrangements
At each of June 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recently Issued Accounting Pronouncements
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 14, 2013. There have been no changes to those accounting pronouncements listed except as noted in Note 2 - "Summary of Significant Accounting Policies" to the notes to our accompanying unaudited condensed consolidated financial statements contained in this report.

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

Based on our overall foreign currency exchange rate exposures at June 30, 2013, we believe that a 10% change in foreign currency exchange rates would not be expected to have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). If our foreign operations grow, our exposure to foreign currency exchange rate risk may become more significant.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the Securities and Exchange Commission on March 14, 2013 except as follows:

Failure to comply with covenants in our loan agreements with affiliates of Third Security, LLC could adversely affect us.

Our revolving line of credit and term loan with affiliates of Third Security, LLC (the “Lenders”) are governed by a Loan and Security Agreement, which contains affirmative and negative covenants. Under the term loan, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders' consent. To secure the repayment of amounts borrowed under the revolving line of credit and term loan, we granted the Lenders a security interest in all of our assets. Failure to comply with the covenants under the loan agreement would be an event of default under the loan agreement that, if not cured or waived, would give the Lenders the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the amounts owed to them, including foreclosing on their security interest, which would have a material adverse effect on the Company's financial condition and results of operations.

Item 6.	Exhibits

(a)	Exhibits

2.1**
Asset Purchase Agreement among the Registrant, Scoli Acquisition Sub, Inc. and Axial Biotech, Inc. dated August 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2012)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2005)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on May 25, 2007)

3.3
Certificate of Designation of Series A Convertible Preferred Stock dated as of December 28, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2011)

3.4
Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2012)

3.5
Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2012)

4.1
Form of Certificate of the Registrant's Common Stock (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000)

4.2
Form of Series A Convertible Preferred Stock Warrant issued to Third Security Senior Staff 2008 LLC, Third Security Staff 2010 LLC, and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 4, 2011)

4.3
Registration Rights Agreement, dated December 29, 2010, by and among the Registrant, Third Security Senior Staff 2008 LLC, Third Security Staff 2010 LLC, and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on January 4, 2011)

4.4	First Amendment to Registration Rights Agreement dated November 8, 2011 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 14, 2011)

4.5
Form of Warrant issued by the Registrant to the Third Security Entities on February 7, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 7, 2012)

4.6	Form of Warrant issued by the Registrant to the Investors on February 7, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on February 7, 2012)

4.7
Form of Registration Rights Agreement entered into by and among the Registrant, the Third Security Entities and the Investors dated February 2, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on February 7, 2012)

31.1	Certification of Craig J. Tuttle, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Mark P. Colonnese, Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Craig J. Tuttle, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Mark P. Colonnese, Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

TRANSGENOMIC, INC.

Date:	August 7, 2013	By:	/S/ CRAIG J. TUTTLE
Craig J. Tuttle President and Chief Executive Officer

Date:	August 7, 2013	By:	/S/ MARK P. COLONNESE
Mark P. ColonneseExecutive Vice President and Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)