Form 10-Q
period 2014-03-31
TRANSGENOMIC INC
filed 2014-05-15
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of May 8, 2014, the number of shares of common stock outstanding was 7,353,695.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2014	December 31,
	(unaudited)	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,743	$1,626
Accounts receivable, net	6,191	5,314
Inventories, net	4,053	3,957
Other current assets	693	938
Total current assets	12,680	11,835
PROPERTY AND EQUIPMENT:
Equipment	11,304	11,255
Furniture, fixtures & leasehold improvements	3,874	3,874
	15,178	15,129
Less: accumulated depreciation	(13,269)	(13,126)
	1,909	2,003
OTHER ASSETS:
Goodwill	6,918	6,918
Intangibles, net	8,899	9,195
Other assets	311	327
	$30,717	$30,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$242
Accounts payable	2,661	2,860
Accrued compensation	1,296	1,330
Accrued expenses	1,809	2,037
Deferred revenue	1,212	1,088
Other liabilities	1,068	1,068
Total current liabilities	8,046	8,625
LONG TERM LIABILITIES:
Long-term debt, less current maturities	3,758	6,318
Common stock warrant liability	550	600
Accrued preferred stock dividend	2,216	1,986
Other long-term liabilities	1,855	1,303
Total liabilities	16,425	18,832
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, 4,029,502 and 2,586,205 shares issued and outstanding, respectively	40	26
Common stock, $0.01 par value, 150,000,000 shares authorized, 7,353,695 and 7,353,695 shares issued and outstanding, respectively (1)	73	73
Additional paid-in capital (1)	186,685	179,459
Accumulated other comprehensive income	402	390
Accumulated deficit	(172,908)	(168,502)
Total stockholders’ equity	14,292	11,446
	$30,717	$30,278
(1) The shares of common stock and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
NET SALES	$6,251	$7,374
COST OF GOODS SOLD:	3,757	4,119
Gross profit	2,494	3,255
OPERATING EXPENSES:
Selling, general and administrative	5,288	6,311
Research and development	745	764
	6,033	7,075
LOSS FROM OPERATIONS	(3,539)	(3,820)
OTHER INCOME (EXPENSE):
Interest expense, net	(182)	(153)
Warrant revaluation	50	400
Other, net	—	53
	(132)	300
LOSS BEFORE INCOME TAXES	(3,671)	(3,520)
INCOME TAX EXPENSE	505	66
NET LOSS	$(4,176)	$(3,586)
PREFERRED STOCK DIVIDENDS	(230)	(181)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,406)	$(3,767)
BASIC AND DILUTED LOSS PER COMMON SHARE (1)	$(0.60)	$(0.54)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (1)	7,353,695	7,000,292
(1) Net loss per share and the number of shares used in the per share calculations for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net Loss	$(4,176)	$(3,586)
Other comprehensive income (loss) - foreign currency translation adjustment, net of tax	12	(173)
Comprehensive Loss	$(4,164)	$(3,759)

 See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended
 March 31, 2014
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock (1)
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	2,586,205	$26	5,970,478	$64	$171,538	$(151,789)	$435	$20,274
Net loss	—	—	—	—	—	(15,987)	—	(15,987)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(45)	(45)
Stock-based compensation	—	—	—	—	360	—	—	360
Private placement, net	—	—	1,383,217	14	7,556	—	—	7,570
Other	—	—	—	(5)	5	—	—	—
Dividends on preferred stock	—	—	—	—	—	(726)	—	(726)
Balance, December 31, 2013	2,586,205	$26	7,353,695	$73	$179,459	$(168,502)	$390	$11,446
Net loss	—	—	—	—	—	(4,176)	—	(4,176)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	12	12
Stock-based compensation	—	—	—	—	270	—	—	270
Preferred stock agreement	1,443,297	14	—	—	6,956	—	—	6,970
Dividends on preferred stock	—	—	—	—	—	(230)	—	(230)
Balance, March 31, 2014	4,029,502	$40	7,353,695	$73	$186,685	$(172,908)	$402	$14,292
(1) The common stock shares and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(4,176)	$(3,586)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	493	744
Stock-based compensation	331	164
Provision for losses on doubtful accounts	673	1,581
Provision for losses on inventory obsolescence	55	—
Warrant revaluation	(50)	(400)
Loss on sale of fixed assets	—	9
Gain on foreign currency settlement	—	(62)
Deferred tax provision	509	—
Changes in operating assets and liabilities:
Accounts receivable	(1,542)	(1,474)
Inventories	(149)	212
Other current assets	263	(157)
Accounts payable	(203)	(720)
Accrued expenses and other liabilities	(70)	355
Net cash flows used in operating activities	(3,866)	(3,334)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(45)	(87)
Acquisition	—	(849)
Other assets	(48)	(127)
Net cash flows used in investing activities	(93)	(1,063)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(57)	(104)
Issuance of preferred stock, net	6,970	—
Issuance of common stock, net	—	7,570
Payment of deferred financing costs	—	(60)
Proceeds from borrowings	1,400	6,433
Principal payment on note payable	(4,242)	(6,171)
Net cash flows provided by financing activities	4,071	7,668
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	5	(39)
NET CHANGE IN CASH AND CASH EQUIVALENTS	117	3,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,626	4,497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,743	$7,729
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$157	$262
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Dividends accrued on preferred stock	$230	$181
Deferred financing costs in accounts payable	—	197
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

1. BUSINESS DESCRIPTION
Business Description.
Transgenomic, Inc. is a global biotechnology company advancing personalized medicine in the detection and treatment of cancer and inherited diseases through its proprietary molecular technologies and world-class clinical and research services. Our operations are organized and reviewed by management along our product lines and presented in the following two complementary business segments:

•
Laboratory Services. Our laboratories specialize in genetic testing for cardiology, neurology, mitochondrial disorders and oncology. Our Patient Testing laboratories located in New Haven, Connecticut and Omaha, Nebraska are certified under the Clinical Laboratory Improvement Amendment as high complexity labs and our Omaha facility is also accredited by the College of American Pathologists. Our Biomarker Identification laboratory located in Omaha, Nebraska also provides pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical companies. Our laboratories employ a variety of genomic testing service technologies, including ICE COLD-PCR technology. ICE COLD-PCR is a proprietary platform technology that can be run in any laboratory with standard PCR technology and that enables detection of multiple unknown mutations from virtually any sample type including tissue biopsies, blood, cell-free DNA (“cfDNA”) and circulating tumor cells at levels greater than 1,000-fold higher than standard DNA sequencing techniques.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The condensed consolidated balance sheet as of December 31, 2013 was derived from our audited balance sheet as of that date. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2014. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
Following approval of our shareholders, on January 15, 2014, our Board of Directors approved a reverse split of our common stock, par value $0.01, at a ratio of one-for-twelve. This reverse stock split became effective on January 27, 2014 and, unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.
Principles of Consolidation.
The consolidated financial statements include the accounts of Transgenomic, Inc. and our wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.
Risks and Uncertainties.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

Certain risks and uncertainties are inherent in our day-to-day operations and in the process of preparing our financial statements. The more significant of those risks are presented below and throughout the notes to the unaudited condensed consolidated financial statements.
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
Reclassifications.
Certain prior period amounts of selling, general and administrative expenses have been reclassified to cost of goods sold in order to conform to the current period presentation. These reclassifications had no effect on previously reported net earnings.
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
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of March 31, 2014.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts during the three months ended March 31, 2014 and 2013:

	Dollars in Thousands
	Beginning Balance	Provision	Write-Offs	Ending Balance
Three Months Ended March 31, 2014	$3,838	$673	$(971)	$3,540
Three Months Ended March 31, 2013	$2,171	$1,581	$(1,203)	$2,549
While payment terms are generally 30 days, we have also provided extended payment terms in certain cases. In addition, we operate globally and the payment terms for some of our international customers may be greater than 90 days. Accounts receivable are carried at original invoice amount and shown net of allowance for doubtful accounts and contractual allowances. The estimate made for doubtful accounts is based on a review of all outstanding amounts on a quarterly basis. We determine the allowance for doubtful accounts by assigning a consistent reserve percentage to each accounts receivable aging category and contractual allowances by regularly evaluating individual customer payment history. Accounts receivable are written off when deemed uncollectible and all collection efforts have been exhausted. During the three months ended March 31, 2014, in accordance with our stated policy,  we wrote-off approximately $1.0 million of accounts receivable, related to services rendered in prior year periods, determined to be uncollectible.
Inventories.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

Inventories are stated at the lower of cost or market net of allowance for obsolete inventory. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process, which approximates the first-in, first-out (FIFO) method.

The following is a summary of activity for the allowance for obsolete inventory during the three months ended March 31, 2014 and 2013:

	Dollars in Thousands
	Beginning Balance	Provision	Write-Offs	Ending Balance
Three Months Ended March 31, 2014	$799	$55	$(5)	$849
Three Months Ended March 31, 2013	$616	$—	$(5)	$611
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
Depreciation expense related to property and equipment was $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Included in depreciation for each of the three months ended March 31, 2014 and 2013 was $0.1 million related to equipment acquired under capital leases.
Goodwill.
Goodwill is the excess of the purchase price over fair value of assets acquired and is not amortized. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may impact goodwill. Impairment occurs when the carrying value is determined to be not recoverable, thereby causing the carrying value of the goodwill to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. No events have transpired in the three months ended March 31, 2014 that would require an impairment analysis prior to our scheduled review.
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of March 31, 2014 had vesting periods of one or three years from the date of grant. None of the stock options outstanding at March 31, 2014 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed over the service period of the awards.
During the three months ended March 31, 2014 and 2013, we recorded compensation expense of $0.3 million and $0.2 million, respectively, within selling, general and administrative expense. As of March 31, 2014, there was $1.9 million of unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted-average period of nearly three years.
We granted 199,080 stock options during the quarter ended March 31, 2014. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

of 1.72% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 4.29 years, based on expected exercise activity behavior; and volatility of 104.71% based on the historical volatility of our common stock over a time that is consistent with the expected life of the option. Forfeitures of 1% were also assumed.
Included in the stock awards outstanding as of March 31, 2014 were stock appreciation rights with respect to 83,333 and 55,000 shares of common stock for our Chief Executive Officer and Chief Financial Officer, respectively. These rights will vest over three years and have an exercise price of $4.32 per share, which is equal to the fair value of one share of our common stock on the date of grant, which was September 30, 2013.
We granted 25,625 stock options during the quarter ended March 31, 2013. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 0.78% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 4.55 years, based on expected exercise activity behavior; and volatility of 105.77% based on the historical volatility of our common stock over a time that is consistent with the expected life of the option. Forfeitures of 4.07% were also assumed.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

For our Laboratory Services segment, net sales from Patient Testing labs are recognized on an individual test basis and take place when the test report is completed, reviewed and sent to the client less the reserve for insurance, Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with our Patient Testing services. Adjustments to the allowances, based on actual receipts from third party payors, are reflected in the estimated contractual allowance applied prospectively. In our Biomarker Identification labs, we perform services on a project by project basis. When we receive payment in advance, we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At each of March 31, 2014 and December 31, 2013, deferred net sales associated with pharmacogenomics research projects, included in the balance sheet in deferred revenue was $0.2 million.
Net sales of products in our Genetic Assays and Platforms segment are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods, and net sales associated with these contracts are deferred and recognized ratably over the service period. At March 31, 2014 and December 31, 2013, deferred net revenue associated with our service contracts was $1.0 million and $0.9 million, respectively, and was included in the balance sheet in deferred revenue.
Taxes collected from customers and remitted to government agencies for specific sales transactions are recorded net of any sales tax collected with no effect on the income statement.
Common Stock Warrants.
Certain of our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability (“Common Stock Warrant Liability”). The Common Stock Warrant Liability was initially recorded at fair value using a Monte Carlo simulation model. We are required to present these instruments at fair value at each reporting date and any changes in fair values are recorded as an adjustment to earnings. The Common Stock Warrant Liability is considered a Level Three financial instrument for purposes of fair value measurement. See Note 9 - “Fair Value” to the notes to our accompanying unaudited condensed consolidated financial statements for additional information.
Translation of Foreign Currency.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

Our foreign subsidiary uses the British Pound Sterling, which is the local currency of the country in which it is located, as its functional currency. Its assets and liabilities are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. A cumulative translation gain of $12,000 was reported as other comprehensive income on the accompanying unaudited condensed consolidated statement of comprehensive loss for the three months ended March 31, 2014. A cumulative translation loss of $0.2 million was reported as accumulated other comprehensive income for the three months ended March 31, 2013. Revenues and expenses are translated at the average rates during the period. For transactions that are not denominated in the functional currency, we recognized less than $0.1 million as foreign currency transaction expense in the determination of net loss for the three months ended March 31, 2014 and less than $0.1 million as foreign currency transaction income in the determination of net loss for the three months ended March 31, 2013.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each of March 31, 2014 and 2013. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 5,523,975 and 2,889,033 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2014 and 2013, respectively. The options, warrants and conversion rights that were exercisable during the three months ended March 31, 2014 and 2013 were not included because the effect would be anti-dilutive due to the net loss.
Recent Accounting Pronouncements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting a discontinued operation. Under this standard, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation. This guidance is effective prospectively for us beginning January 1, 2015 with earlier application permitted, but only for disposals (or classifications as held for sale) that have not been reported previously. When adopted, we do not expect this guidance will have a material impact on our results of operations or financial position.

3. INVENTORIES
Inventories (net of allowance for obsolescence) consisted of the following:

	Dollars in Thousands
	March 31, 2014	December 31, 2013
Finished goods	$3,022	$2,978
Raw materials and work in process	1,641	1,567
Demonstration inventory	239	211
	$4,902	$4,756
Less allowance for obsolescence	(849)	(799)
Total	$4,053	$3,957

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

4. INTANGIBLES AND OTHER ASSETS
Long-lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	March 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangibles—technology	$9,009	$3,380	$5,629	$9,009	$3,175	$5,834
Intangibles—assay royalties	1,434	666	768	1,434	614	820
Intangibles—third party payor relationships	367	79	288	367	73	294
Intangibles—tradenames and trademarks	824	263	561	824	233	591
Intangibles—customer relationships	652	65	587	652	54	598
Intangibles—covenants not to compete	184	92	92	184	77	107
Patents	1,202	356	846	1,153	336	817
Intellectual property	170	42	128	170	36	134
	$13,842	$4,943	$8,899	$13,793	$4,598	$9,195

Estimated Useful Life
Technology	7-10 years
Assay royalties	7 years
Third party payor relationships	15 years
Tradenames and trademarks	7 years
Customer relationships	15 years
Covenants not to compete	3 years
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.3 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively. Amortization expense for intangible assets is expected to be $1.4 million, $1.3 million, $1.3 million, $1.3 million and $1.0 million for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

Based on the length of time our technology is expected to be used and an evaluation of the lives of similar technology in the industry, effective January 1, 2014, we increased the estimated useful lives of certain technologies acquired in 2010 and 2012 from 7 years to 10 years, which decreased loss from operations by $0.1 million and net loss by $0.1 million, or $0.01 per basic and diluted share, for the three months ended March 31, 2014.

5.         DEBT

	Dollars in Thousands
	March 31, 2014	December 31, 2013
Revolving Line of Credit(1)	$—	$2,560
Term Loan(2)	3,758	4,000
Total debt, including short-term debt	3,758	6,560
Current maturities of long-term debt	—	(242)
Long-term debt, net of current maturities	$3,758	$6,318

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

On March 13, 2013 (the “Effective Date”), we entered into a Loan and Security Agreement with affiliates of Third Security, LLC (the “Lenders”) for (a) a revolving line of credit (the “Revolving Line”) with borrowing availability of up to $4.0 million, subject to reduction based on our eligible accounts receivable, and (b) a term loan (the “Term Loan”) of $4.0 million (the “Loan Agreement”). Proceeds were used to pay off a three year senior secured promissory note payable to PGxHealth, LLC, which was entered into on December 29, 2010 in conjunction with our acquisition of the FAMILION family of genetic tests, and for general corporate and working capital purposes.
On August 2, 2013, we entered into an amendment to the Loan Agreement (the “Amendment”). The Amendment, which became effective as of June 30, 2013, reduced our future minimum revenue covenants under the Loan Agreement and modifies the interest rates applicable to the amounts advanced under the Revolving Line.

On November 14, 2013, we entered into a second amendment to the Loan Agreement (the “Second Amendment”). The Second Amendment, which became effective as of October 31, 2013, reduced our future minimum revenue covenants under the Loan Agreement.

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

(2)
Term Loan. We received $4.0 million under the Term Loan on the Effective Date. Pursuant to the terms of the Loan Agreement, as amended by the Fourth Amendment, we are required to make monthly payments of principal and interest to the Lenders commencing on April 1, 2015. The current interest rate is 9.1%.

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

Additional Terms
The Loan Agreement contains affirmative and negative covenants. Under the Term Loan, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders. As of March 31, 2014, we were in compliance with all financial covenants.

To secure the repayment of any amounts borrowed under the Revolving Line and the Term Loan, we granted the Lenders a security interest in all of our assets. The occurrence of an event of default under the Loan Agreement could result in the

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

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
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are approximately $0.8 million for the remainder of 2014, $1.0 million in 2015, $0.9 million in 2016, $0.8 million in 2017, $0.5 million in 2018 and $0.9 million thereafter. Rent expense for each of the three months ended March 31, 2014 and 2013 was $0.2 million. At March 31, 2014, firm commitments to vendors totaled $1.5 million.

7. INCOME TAXES
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for federal income tax returns related to tax years 2010 through 2013. We have state income tax returns subject to examination primarily for tax years 2010 through 2013. Open tax years related to foreign jurisdictions, primarily the United Kingdom, remain subject to examination for tax years 2010 through 2013.
Income tax expense for the three months ended March 31, 2014 was $0.5 million. Income tax expense for the three months ended March 31, 2013 was $0.1 million. Our effective tax rate for the three months ended March 31, 2014 was 13.76%, which is primarily the result of valuation allowances against the net operating losses for the U.S., which results in us not recording net deferred tax assets in the U.S.
Our goodwill is an indefinite-lived asset which is not amortized for financial reporting purposes. However, goodwill is tax deductible and therefore amortized for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of the goodwill. The resulting deferred tax liability, which is expected to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on our balance sheet indefinitely unless there is an impairment of the goodwill (for financial reporting purposes), or there is a disposal of the business to which the goodwill relates. During the three months ended March 31, 2014, the amount of income tax expense related to the tax amortization of goodwill was $0.5 million. Of this amount, $0.4 million related to prior periods.
During each of the three months ended March 31, 2014 and 2013, there were no material changes to the liability for uncertain tax positions.

8. STOCKHOLDERS’ EQUITY
Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation as amended, we currently have 150,000,000 shares of common stock authorized for issuance.
On February 2, 2012, we entered into definitive agreements with institutional and other accredited investors and raised approximately $22.0 million in a private placement financing (the “Private Placement”), which included an aggregate of $3.0 million in convertible notes issued in December 2011 to entities affiliated with Third Security, LLC, a related party, that automatically converted into shares of our common stock and warrants to purchase such common stock on the same terms as all investors in the Private Placement. Pursuant to the purchase agreement, we issued an aggregate of 1,583,333 shares of our common stock at a price per share of $12.00, as well as five-year warrants to purchase up to an aggregate of 823,333 shares of our common stock with an exercise price of $15.00 per share. In connection with the conversion of the convertible notes issued by us to the entities associated with Third Security, LLC, the entities received an aggregate of 250,000 shares of our common stock and 125,000 warrants on the same terms as all investors in the Private Placement. Craig-Hallum Capital Group LLC served as the sole placement agent for the offering. In consideration for services rendered as the placement agent in the offering, we agreed to (i) pay to the placement agent cash commissions equal to $1,330,000, or 7.0% of the gross proceeds received in the offering, (ii) issue to the placement agent a five-year warrant to purchase up to 31,666 shares of our common stock (representing 2% of the shares sold in

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

the Private Placement) with an exercise price of $15.00 per share and other terms that are the same as the terms of the warrants issued in the Private Placement; and (iii) reimburse the placement agent for reasonable out-of-pocket expenses, including fees paid to the placement agent’s legal counsel, incurred in connection with the offering, which reimbursable expenses shall not exceed $125,000. The costs incurred to complete the Private Placement were recorded as a reduction in equity in the amount of $1.5 million. Net proceeds from this offering were used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
On January 24, 2013, we entered into a Securities Purchase Agreement with certain institutional and other accredited investors pursuant to which we: (i) sold to the investors an aggregate of 1,383,333 shares of our common stock at a price per share of $6.00 for aggregate gross proceeds of approximately $8.3 million; and (ii) issued to the investors warrants to purchase up to an aggregate of 691,656 shares of our common stock with an exercise price of $9.00 per share (the “Offering”). The warrants may be exercised, in whole or in part, at any time from January 30, 2013 until January 30, 2018 and contain both cash and “cashless exercise” features. Affiliates of Third Security, LLC, a related party, purchased an aggregate of 500,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock in the Offering on the same terms as the other investors. We are using the net proceeds from the Offering for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
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
The Offering required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the February 2012 common stock and warrant sale. The exercise price of the warrants decreased from $15.00 per share to $12.96 per share and the number of shares issuable upon exercise of the warrants increased from 948,333 to 1,097,600.
Common Stock Warrants.
During the three months ended March 31, 2014 and 2013, we issued warrants to purchase 115,432 and 840,928, shares of common stock, respectively. None of the issued warrants were exercised during such periods. The warrants issued in 2014 were issued due to repricing requirements contained in the warrants issued in the private placement in 2013. Included in the warrants issued in 2013 were 691,656 warrants issued in connection with the Offering and 149,272 warrants issued due to repricing requirements contained in the warrants issued in the Private Placement. Warrants to purchase an aggregate of 2,335,348 shares of common stock were outstanding at March 31, 2014.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Affiliates of Third Security, LLC(1)	2010	December 2015	431,027	$6.96
Various Institutional Holders(2)	2012	February 2017	1,052,820	$11.73
Affiliates of Third Security, LLC(2)	2012	February 2017	159,845	$11.73
Various Institutional Holders(3)	2013	January 2018	441,656	$9.00
Affiliates of Third Security, LLC(3)	2013	January 2018	250,000	$9.00
			2,335,348

(1)
This warrant was issued in connection with the issuance of warrants to purchase shares of our Series A Preferred Stock to affiliates of Third Security, LLC in December 2010. The number of underlying shares shown reflects the number of shares of common stock issuable upon conversion of the shares of Series A Preferred Stock for which this warrant is currently exercisable.

(2)
These warrants were issued in connection with the Private Placement completed in February 2012 and are classified as a liability in our financial statements. See Footnote 9 - Fair Value. These warrants also contain certain anti-dilution provisions that provide for an adjustment to the exercise price and number of shares issuable upon exercise of the warrant in the event that we engage in certain issuances of shares of our common stock at a price lower than the exercise price of the warrant.

(3)	These warrants were issued in connection with the Offering, which was completed in January 2013.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

Issuance of Series B Preferred Stock

On March 5, 2014, we entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”) with affiliates of Third Security, LLC (the “2014 Third Security Investors”), pursuant to which we, in a private placement, sold and issued an aggregate of 1,443,297 shares of our Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) at a price per share of $4.85 for an aggregate purchase price of approximately $7.0 million. Each share of Series B Preferred Stock issued pursuant to the Series B Purchase Agreement is initially convertible into shares of our common stock at a rate of 1-for-1, which conversion rate is subject to further adjustment as set forth in the Certificate of Designation of Series B Convertible Preferred Stock.

In connection with the Series B financing, we also entered into a Registration Rights Agreement, dated March 5, 2014, with the 2014 Third Security Investors, pursuant to which we granted certain demand, “piggy-back” and S-3 registrations rights covering the resale of the shares of common stock underlying the Series B Preferred Stock issued pursuant to the Series B Purchase Agreement and all shares of common stock issuable upon any dividend or other distribution with respect thereto.
The Series B financing required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the February 2012 common stock and warrant sale. The exercise price of the warrants decreased from $12.96 per share to $11.73 per share and the number of shares issuable upon exercise of the warrants increased from 1,097,600 to 1,212,665.

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

Debt.
Our long term debt is considered a Level 3 liability for which book value approximates fair market value due to the variable interest rate it bears.

Common Stock Warrant Liability.
Certain of our issued and outstanding warrants to purchase shares of common stock do not qualify to be treated as equity, and accordingly are recorded as a liability. The Common Stock Warrant Liability represents the fair value of the 1.2 million warrants issued in February 2012. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations. Management does not believe that this liability will be settled by a use of cash.
The Common Stock Warrant Liability is considered a Level 3 financial instrument and is valued using a Monte Carlo simulation. This method is well suited to valuing options with non-standard features, such as anti-dilution protection. A Monte Carlo simulation model uses repeated random sampling to simulate significant uncertainty in inputs. Assumptions and inputs used in the valuation of the common stock warrants are broken down into four sections: Static Business Inputs; Static Technical Inputs; Simulated Business Inputs; and Simulated Technical Inputs.
Static Business Inputs include: our equity value, which was estimated using our stock price of $4.58 as of March 31, 2014; the amount of the down-round financing; the timing of the down-round financing; the expected exercise period of 2.86 years from

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

the valuation date; and the fact that no other potential fundamental transactions are expected during the term of the common stock warrants.
Static Technical Inputs include: volatility of 50% and the risk-free interest rate of 0.9% based on the three-year U.S. Treasury yield interpolated from the three-year and five-year U.S. Treasury bonds.
Simulated Business Inputs include: the probability of down-round financing, which was estimated to be 25% for simulated equity values below the down-round financing cut-off point.
Simulated Technical Inputs include: our equity value, which in periods 1-10 follows a geometric Brownian motion and is simulated over 10 independent six-month periods; and a down-round financing event that was randomly simulated in an iteration based on the 25% discrete probability of a down-round financing for those iterations where our simulated equity value at the expected timing of down-round financing was below the down-round financing cut-off point.

During the three months ended March 31, 2014, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	March 31, 2014	March 31, 2013
Beginning balance at January 1	$600	$900
Total gains or losses:
Recognized in earnings	(50)	(400)
Balance at March 31	$550	$500

The change in unrealized gains or losses of Level 3 liabilities was included in earnings and was reported in other income (expense) in our Statement of Operations.

10. STOCK OPTIONS

Stock Options.

The following table summarizes stock option activity during the three months ended March 31, 2014:

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2014	565,028	$7.19
Granted	199,080	5.53
Forfeited	(18,623)	4.80
Expired	(545)	14.28
Balance at March 31, 2014	744,940	$6.80
Exercisable at March 31, 2014	165,260	$12.21

During the three months ended March 31, 2014, we granted options to purchase 199,080 shares of our common stock at a weighted-average exercise price of $5.53 per share under our 2006 Equity Incentive Plan (the “Plan”). Options to purchase an aggregate of 25,625 shares of our common stock were granted during the three months ended March 31, 2013.

Stock Appreciation Rights (“SARs”)

The following table summarizes SARs activity under the Plan during the three months ended March 31, 2014:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2014	138,333	$4.32
Balance at March 31, 2014	138,333	$4.32
Exercisable at March 31, 2014	—	$—

All SARs outstanding were issued solely to our executive officers.

As of March 31, 2014, 138,333 shares subject to outstanding SARs were expected to vest. The weighted-average exercise price of these options was $4.32 and the aggregate intrinsic value was less than $0.1 million with a remaining weighted-average contractual life of 4.25 years.

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

Segment information for the three months ended March 31, 2014 and 2013 is as follows:

	Dollars in Thousands
	Three Months Ended March 31, 2014
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$3,688	$2,563	$6,251
Gross Profit	1,632	862	2,494
Net Loss before Taxes	(2,984)	(687)	(3,671)
Income Tax Expense (Benefit)	509	(4)	505
Net Loss	$(3,493)	$(683)	$(4,176)
Depreciation/Amortization	$440	$53	$493
Interest Expense, net	$(107)	$(75)	$(182)

	March 31, 2014
Total Assets	$22,446	$8,271	$30,717

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2014 and 2013

	Dollars in Thousands
	Three Months Ended March 31, 2013
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$4,427	$2,947	$7,374
Gross Profit	2,193	1,062	3,255
Net Loss before Taxes	(3,085)	(435)	(3,520)
Income Tax Expense	—	66	66
Net Loss	$(3,085)	$(501)	$(3,586)
Depreciation/Amortization	$563	$181	$744
Interest Expense, net	$(135)	$(18)	$(153)

	March 31, 2013
Total Assets	$30,366	$11,032	$41,398

Net sales for the three months ended March 31, 2014 and 2013 by country were as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2014	2013
United States	$4,763	$5,348
Italy	385	455
All Other Countries	1,103	1,571
Total	$6,251	$7,374
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
You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors,” of this report and in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 27, 2014.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 27, 2014. Results for the three months ended March 31, 2014 are not necessarily indicative of results that may be attained in the future.

Overview
We are a global biotechnology company advancing personalized medicine in the detection and treatment of cancer and inherited diseases through our proprietary molecular technologies and clinical and research services. We have two complementary business segments:

•
Laboratory Services. Our laboratories specialize in genetic testing for cardiology, neurology, mitochondrial disorders and oncology. Our Patient Testing laboratories located in New Haven, Connecticut and Omaha, Nebraska are certified under the Clinical Laboratory Improvement Amendment or, CLIA, as high complexity labs and our Omaha facility is also accredited by the College of American Pathologists. Our Biomarker Identification laboratory located in Omaha, Nebraska also provides pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical companies. Our laboratories employ a variety of genomic testing service technologies, including ICE COLD-PCR technology. ICE COLD-PCR is a proprietary platform technology that can be run in any laboratory with standard PCR technology and that enables detection of multiple unknown mutations from virtually any sample type including tissue biopsies, blood, cell-free DNA, or cfDNA, and circulating tumor cells, or CTCs, at levels greater than 1,000-fold higher than standard DNA sequencing techniques.

•
Genetic Assays and Platforms. Our proprietary product is the WAVE® System, which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. We also distribute bioinstruments produced by other manufacturers, or OEM Equipment, through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by our technical support personnel. The installed WAVE base and some OEM Equipment platforms generate a demand for consumables that are required for the continued operation of the bioinstruments. We develop, manufacture and sell these consumable products. In addition, we manufacture and sell consumable products that can be used on multiple, independent platforms. These products include SURVEYOR® Nuclease and a range of chromatography columns.

First Quarter 2014 Overview and Recent highlights

Transgenomic, Inc. is a global biotechnology company advancing personalized medicine in cardiology, oncology, and inherited diseases through state-of-the-art diagnostic technologies, such as its revolutionary ICE COLD-PCRTM and its unique genetic tests provided through its Patient Testing business. The company also provides specialized clinical and research services to biopharmaceutical companies developing targeted therapies, and sells equipment, reagents and other consumables for applications in molecular testing and cytogenetics. Transgenomic's diagnostic technologies are designed to improve medical diagnoses and patient outcomes.

The Company’s strategy seeks to optimize, through channel partnerships, the commercial potential of our assets aimed at large genetic testing markets. Doing so allows us to focus resources on our areas of strength, including developing and marketing tests for rare genetic disorders in the U.S., where we are a market leader, marketing and selling our instrument lines focused on genetic and cytogenetics analyses, and most importantly, developing biomarkers, genetic tests and companion diagnostics using proprietary technology that is unequaled in the identification and detection of low-level mutations.

During the first quarter, we continued to make good progress in implementing key initiatives to leverage our products, our distinctive technologies and our infrastructure and expertise with the goal of achieving leadership in the rapidly growing field of personalized medicine, by providing innovative genetic tests for cancer and other diseases that improve patient outcomes and reduce costs.

There were a number of positive developments this quarter. The Company achieved a major goal when we were notified that we would be uplisting to the NASDAQ Capital Market. Transgenomic began trading on NASDAQ on May 9, 2014, under the ticker TBIO. The company’s move to a major organized stock exchange is important symbolically, signaling our emergence as a technology-based company, and we expect it to benefit Transgenomic shareholders through the Company’s greater visibility, access to capital, and increased share liquidity.

Our corporate infrastructure was also strengthened during the first quarter when we successfully completed a financing on favorable terms by raising $7.0 million via a convertible preferred stock placement with affiliates of Third Security, LLC, the life sciences investment firm founded by well-known investor R.J. Kirk. This infusion of new money allowed us to pay down our revolving credit line, enabling the company to access cash using this facility when needed. During the quarter, we also implemented a reverse stock split intended to rationalize our capital structure and facilitate our uplisting to the NASDAQ Capital Market.

We recruited an outstanding addition to the Board this quarter - Dr. Michael Luther, who has had a distinguished career as a researcher, manager and senior executive at leading life sciences organizations, including major pharmaceutical companies and top tier research services firms.

As noted, we expect our ICE COLD-PCR technology to play a key role in our personalized medicine strategy. ICE COLD-PCR has transformative potential. It is a technology we believe has unequaled sensitivity and the potential to revolutionize cancer screening, diagnosis, monitoring, and treatment selection since it has the ability to enable safer, less invasive, and more frequent assessments of cancer and its mutations, all through a simple blood draw, thereby substituting “liquid biopsies” for invasive and costly physical biopsies. We are actively pursuing a number of activities to develop, protect and commercialize this opportunity.

In February 2014, we announced that the U.S. Patent and Trademark Office issued a new patent related to our licensed ICE COLD-PCR technology. This newly issued patent significantly strengthens our intellectual property portfolio and supports the ongoing development of ICE COLD-PCR. We intend to leverage this proprietary asset in both our Patient Testing business and with our pharmaceutical and biotechnology client companies. The patent protects the underlying technology until 2031.

The broad use of this innovative technology has the potential to revolutionize cancer screening, diagnosis, monitoring, and therapy selection. It enables the detection of both known and unknown mutant DNA at very high sensitivity and is a key enabling technology for the practical implementation of targeted therapy and personalized medicine. The potential of the technology was highlighted by the hundreds of potential strategic partners, genomic researchers, academic scientists and others who participated in a webinar we conducted during the quarter on the ICE COLD PCR technology. We are also completing a review of future diagnostic applications and utility of the ICE COLD-PCR technology and products for commercial applications.

The first quarter included a number of other developments emblematic of our new strategy. A key element is working with a variety of partners and collaborators to leverage our assets and market reach, and to enhance our technologies and product offerings. The quarter was bookended by complementary transactions. We started with a collaboration with Horizon Discovery enabling us to further strengthen the genetic tests and clinical diagnostic kits that are the foundation of our business, through access to their state-of-the-art controls. This collaboration is also expected to provide strategic opportunities that could significantly benefit Transgenomic’s biomarker identification business and our diagnostics kits.

Just after the quarter ended we announced that we would be providing clinical genetic testing services to Raptor Pharmaceuticals for a novel agent to treat inherited mitochondrial disorders. This is a good example of our goal of becoming the “Go To” provider for biomarker discovery and genetic testing designed to improve clinical diagnoses and outcomes. We expect to build a broad portfolio of these types of commercial relationships with a variety of pharmaceutical and biotechnology companies.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At March 31, 2014, we had cash and cash equivalents of $1.7 million. We believe that existing sources of liquidity are sufficient to meet expected cash needs for at least the next 12 months.
The uncertainty of current general economic conditions could negatively impact our business in the future. There are many factors that affect the market demand for our products and services that we cannot control. Demand for our Genetic Assays and Platforms business is affected by the needs and budgetary resources of research institutions, universities and hospitals. The instrument purchase represents a significant expenditure by these types of customers and often requires a long sales cycle. These customers may not have the funding available to purchase our instruments. Competition and new instruments in the marketplace also may impact our sales. Our Laboratory Services business is dependent upon reimbursement from government and private payors that continually look for ways to reduce costs, including by unilaterally reducing reimbursement for services such as those that we provide. The government issued new reimbursement codes in 2013, which were set at pricing levels that were generally lower than the levels for identical tests in 2012. Certain private payors also used the issuance of the new codes as an opportunity to unilaterally lower their reimbursement rates. There are no assurances that reimbursements from certain of these providers will remain at levels that will allow us to be profitable.
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

Results of Operations
Net sales for the three months ended March 31, 2014 decreased by $1.1 million, or 15%, compared to the same period in 2013. During the three months ended March 31, 2014, net sales from our Laboratory Services segment decreased by $0.7 million compared to the same three month period in 2013. Net sales in our Genetic Assays and Platforms segment decreased $0.4 million for the three months ended March 31, 2014 compared to the same period in 2013. Our gross profit margin decreased to 40% for the three months ended March 31, 2014 from 44% for the three months ended March 31, 2013. Loss from operations was $3.5 million for the three months ended March 31, 2014 compared to $3.8 million for the three months ended March 31, 2013.
Three Months Ended March 31, 2014 and 2013
Net Sales. Net sales for the three months ended March 31, 2014 decreased by $1.1 million, or 15%, compared to the same period in 2013. Net sales performance in each of our segments was as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Laboratory Services	$3,688	$4,427	$(739)	(17)%
Genetic Assays and Platforms	2,563	2,947	(384)	(13)%
Total Net Sales	$6,251	$7,374	$(1,123)	(15)%

Laboratory Services net sales decreased $0.7 million, or 17%, during the three months ended March 31, 2014 as compared to the same period in 2013. The decrease reflects a higher than usual level of sales in the first quarter of 2013 that resulted from working down a backlog of Nuclear Mitome tests from the previous year. This decrease was partially offset by increased test volume in our core Laboratory Services business for the three months ended March 31, 2014 as compared to the first quarter of 2013.

Genetic Assays and Platforms net sales were $2.6 million for the three months ended March 31, 2014, which represented a decrease of $0.4 million as compared to the same period in 2013. The decrease in net sales was due to lower instrument sales.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with our Laboratory Services operations.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2014	2013	2014	2013
Laboratory Services	$1,632	$2,193	44%	50%
Genetic Assays and Platforms	862	1,062	34%	36%
Gross Profit	$2,494	$3,255	40%	44%
Gross profit was $2.5 million, or 40% of total net sales, during the first quarter of 2014, compared to $3.3 million, or 44% of total net sales, during the same period of 2013. During the three months ended March 31, 2014, the gross margin for Laboratory Services was 44% as compared to 50% in the same period of 2013. In the first quarter of 2014, the lower gross margin largely resulted from lower volumes, related to the Nuclear Mitome tests and to our contract lab group. The gross margin for Genetic Assays and Platforms decreased to 34% for the three months ended March 31, 2014 from 36% in the same period of 2013, due to fewer instruments sold.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased $1.0 million to $5.3 million from $6.3 million during the three month period ended March 31, 2014 as compared to the same period in 2013. The decrease is due to a lower bad debt provision recorded in the first quarter of 2014 as compared to the first quarter of 2013 and lower salaries and employee related costs in our Laboratory Services sales force, resulting from our adoption of our new channel strategy in the second half of 2013 that relies on partners, rather than our in-house sales team, to market products that have different customer call points than our core offerings.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended March 31, 2014 and 2013, these costs totaled $0.7 million and $0.8 million, respectively. Research and development expenses totaled 12% and 10% of net sales during the three months ended March 31, 2014 and 2013, respectively.
Other Income (Expense). Other expense for each of the three months ended March 31, 2014 and 2013 includes interest expense of $0.2 million. In addition, other income includes the revaluation of the common stock warrants, which is due to the change in fair value of the common stock warrant liability. The income associated with the change in fair value of the warrants is a non-cash item.
Income Tax Expense/(Benefit). Income tax expense for the three months ended March 31, 2014 and 2013 was $0.5 million and $0.1 million, respectively. The income tax expense for the three months ended March 31, 2014 includes $0.5 million of deferred income tax expense as we established a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset. We expect this deferred income tax expense to be approximately $0.2 million annually going forward.

Liquidity and Capital Resources
Our working capital positions at March 31, 2014 and December 31, 2013 were as follows:

	Dollars in Thousands
	March 31, 2014	December 31, 2013	Change
Current assets (including cash and cash equivalents of $1,743 and $1,626, respectively)	$12,680	$11,835	$845
Current liabilities	8,046	8,625	(579)
Working capital	$4,634	$3,210	$1,424
Historically, we have operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to finance our operating losses through borrowings or from the issuance of additional equity. At March 31, 2014, we had cash on hand of $1.7 million. On March 3, 2014, we entered into a fourth amendment to the Loan and Security Agreement dated March 13, 2013, entered into among us and affiliates of Third Security, LLC, or the Loan Agreement. The fourth amendment provides that we will not be required to make any principal or interest payments under the term loan governed by the Loan Agreement for the period from March 1, 2014 through March 31, 2015. Accordingly, pursuant to the Loan Agreement, as amended by the fourth amendment, the next principal and interest payment under the term loan will be due on April 1, 2015. On March 5, 2014, we sold and issued an aggregate of 1,443,297 shares of our Series B Convertible Preferred Stock at a price per share of $4.85 for an aggregate purchase price of approximately $7.0 million. Net proceeds were used to pay down a revolving credit line, which can be redrawn by us, and for working capital purposes. We cannot be certain that we will be able to increase our net sales, further reduce our expenses or raise additional capital. However, we believe that existing sources of liquidity as of March 31, 2014, along with the net proceeds of the March 2014 sale of Series B Convertible Preferred Stock, are sufficient to meet expected cash needs. Accordingly, we believe we have sufficient liquidity to continue our operations for at least the next twelve months.
Please see Note 5 - “Debt” and Note 6 - “Commitments and Contingencies” to the notes to our accompanying unaudited condensed consolidated financial statements for additional information regarding our outstanding debt and debt servicing obligations.

Analysis of Cash Flows
Three Months Ended March 31, 2014 and 2013
Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased by $0.1 million during the three months ended March 31, 2014 compared to a decrease of $3.2 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, we used cash of $3.9 million in operating activities and $0.1 million in investing activities, which was offset by cash provided by financing activities of $4.1 million. In the three months ended March 31, 2013, net cash used in operating activities was $3.3 million, and net cash used in investing activities was $1.1 million, which was offset by cash provided by financing activities of $7.7 million.
Cash Flows Used In Operating Activities. Cash flows used in operating activities totaled $3.9 million during the three months ended March 31, 2014 compared to cash flows used in operating activities of $3.3 million during the three months ended March 31, 2013. The cash flows used in operating activities in the first three months of 2014 included the net loss of $4.2 million and an increase in accounts receivable of $1.5 million, offset by non-cash items, including the provision for losses on doubtful accounts of $0.7 million, stock option expense of $0.3 million and depreciation and amortization of $0.5 million. The cash flows used in operating activities in the first three months of 2013 included the net loss of $3.6 million and an increase in accounts receivable of $1.5 million, offset by non-cash items, including the provision for losses on doubtful accounts of $1.6 million, stock option expense of $0.2 million and depreciation and amortization of $0.7 million.
Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled $0.1 million during the three months ended March 31, 2014 compared to cash flows used in investing activities of $1.1 million during the same period of 2013. Cash flows used in investing activities in the first three months of 2014 included purchases of property and equipment of $45,000. Cash flows used in investing activities in the first three months of 2013 included payments made in connection with the acquisition of ScoliScore assets of $0.8 million and purchases of property and equipment of $0.1 million.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $4.1 million for the three months ended March 31, 2014. Cash flows provided by financing activities during the three months ended March 31, 2014 included the proceeds from the issuance of Series B Convertible Preferred Stock, partially offset by net payments on our debt and capital lease obligations. Cash flows provided by financing activities during the three months ended March 31, 2013 included the proceeds from the issuance of common stock and net borrowing on our debt, partially offset by payments on our capital lease obligations.

Off-Balance Sheet Arrangements

At each of March 31, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the normal course of business as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 27, 2014.

Critical Accounting Policies and Estimates
Accounting policies used in the preparation of the consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 27, 2014.

Recently Issued Accounting Pronouncements
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 27, 2014. There have been no changes to those accounting pronouncements listed except as noted in Note 2 - “Summary of Significant Accounting Policies” to the notes to our accompanying unaudited condensed consolidated financial statements contained in this report.

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
Evaluation of Disclosure Controls and Procedures. Management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission on March 27, 2014.

Item 6.	Exhibits

(a)	Exhibits

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

10.2
Limited Waiver and Third Amendment to Loan and Security Agreement among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated January 27, 2014 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2014).

10.3
Fourth Amendment to Loan and Security Agreement among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated March 3, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2014).

10.4
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

TRANSGENOMIC, INC.

Date:	May 15, 2014	By:	/S/ PAUL KINNON
Paul Kinnon President and Chief Executive Officer

Date:	May 15, 2014	By:	/S/ MARK P. COLONNESE
Mark P. Colonnese Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)