Form 10-Q
period 2014-06-30
TRANSGENOMIC INC
filed 2014-08-08
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of August 5, 2014, the number of shares of common stock outstanding was 7,353,695.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2014	December 31,
	(unaudited)	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,191	$1,626
Accounts receivable, net	7,298	5,314
Inventories, net	4,009	3,957
Other current assets	879	938
Total current assets	13,377	11,835
PROPERTY AND EQUIPMENT:
Equipment	11,376	11,255
Furniture, fixtures & leasehold improvements	3,876	3,874
	15,252	15,129
Less: accumulated depreciation	(13,416)	(13,126)
	1,836	2,003
OTHER ASSETS:
Goodwill	6,918	6,918
Intangibles, net	8,665	9,195
Other assets	295	327
	$31,091	$30,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$691	$242
Accounts payable	3,537	2,860
Accrued compensation	1,213	1,330
Accrued expenses	2,040	2,037
Deferred revenue	1,212	1,088
Other liabilities	1,068	1,068
Total current liabilities	9,761	8,625
LONG TERM LIABILITIES:
Long-term debt, less current maturities	6,211	6,318
Common stock warrant liability	350	600
Accrued preferred stock dividend	2,521	1,986
Other long-term liabilities	1,897	1,303
Total liabilities	20,740	18,832
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, 4,029,502 and 2,586,205 shares issued and outstanding, respectively	40	26
Common stock, $0.01 par value, 150,000,000 shares authorized, 7,353,695 and 7,353,695 shares issued and outstanding, respectively (1)	73	73
Additional paid-in capital (1)	186,920	179,459
Accumulated other comprehensive income	424	390
Accumulated deficit	(177,106)	(168,502)
Total stockholders’ equity	10,351	11,446
	$31,091	$30,278
(1) The shares of common stock and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET SALES	$6,764	$7,306	$13,015	$14,680
COST OF GOODS SOLD:	4,371	4,333	8,128	8,452
Gross profit	2,393	2,973	4,887	6,228
OPERATING EXPENSES:
Selling, general and administrative	5,563	4,982	10,851	11,294
Research and development	785	913	1,530	1,677
	6,348	5,895	12,381	12,971
LOSS FROM OPERATIONS	(3,955)	(2,922)	(7,494)	(6,743)
OTHER INCOME (EXPENSE):
Interest expense, net	(146)	(151)	(328)	(304)
Warrant revaluation	200	200	250	600
Other, net	—	—	—	53
	54	49	(78)	349
LOSS BEFORE INCOME TAXES	(3,901)	(2,873)	(7,572)	(6,394)
INCOME TAX (BENEFIT) EXPENSE	(8)	(6)	497	60
NET LOSS	$(3,893)	$(2,867)	$(8,069)	$(6,454)
PREFERRED STOCK DIVIDENDS	(305)	(181)	(535)	(362)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,198)	$(3,048)	$(8,604)	$(6,816)
BASIC AND DILUTED LOSS PER COMMON SHARE (1)	$(0.57)	$(0.41)	$(1.17)	$(0.95)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (1)	7,353,695	7,353,810	7,353,695	7,178,028
(1) Net loss per share and the number of shares used in the per share calculations for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Loss	$(3,893)	$(2,867)	$(8,069)	$(6,454)
Other comprehensive income (loss) - foreign currency translation adjustment	22	—	34	(173)
Comprehensive Loss	$(3,871)	$(2,867)	$(8,035)	$(6,627)

 See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended
 June 30, 2014
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock (1)
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	2,586,205	$26	5,970,478	$64	$171,538	$(151,789)	$435	$20,274
Net loss	—	—	—	—	—	(15,987)	—	(15,987)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(45)	(45)
Stock-based compensation	—	—	—	—	360	—	—	360
Private placement, net	—	—	1,383,217	14	7,556	—	—	7,570
Other	—	—	—	(5)	5	—	—	—
Dividends on preferred stock	—	—	—	—	—	(726)	—	(726)
Balance, December 31, 2013	2,586,205	$26	7,353,695	$73	$179,459	$(168,502)	$390	$11,446
Net loss	—	—	—	—	—	(8,069)	—	(8,069)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	34	34
Stock-based compensation	—	—	—	—	570	—	—	570
Preferred stock agreement	1,443,297	14	—	—	6,891	—	—	6,905
Dividends on preferred stock	—	—	—	—	—	(535)	—	(535)
Balance, June 30, 2014	4,029,502	$40	7,353,695	$73	$186,920	$(177,106)	$424	$10,351
(1) The common stock shares and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,069)	$(6,454)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	981	1,431
Stock-based compensation	637	162
Provision for losses on doubtful accounts	1,523	2,197
Provision for losses on inventory obsolescence	55	—
Warrant revaluation	(250)	(600)
Loss on sale of fixed assets	—	9
Gain on foreign currency settlement	—	(62)
Deferred interest	145	—
Deferred tax provision	550	—
Changes in operating assets and liabilities:
Accounts receivable	(3,479)	(2,225)
Inventories	(88)	576
Other current assets	5	(67)
Accounts payable	667	(287)
Accrued expenses and other liabilities	66	(367)
Net cash flows used in operating activities	(7,257)	(5,687)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(110)	(355)
Acquisition	—	(849)
Other assets	(62)	(157)
Net cash flows used in investing activities	(172)	(1,361)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(82)	(176)
Issuance of preferred stock, net	6,906	—
Issuance of common stock, net	—	7,570
Payment of deferred financing costs	—	(238)
Proceeds from borrowings	4,440	8,000
Principal payment on note payable	(4,283)	(6,171)
Net cash flows provided by financing activities	6,981	8,985
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	13	(46)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(435)	1,891
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,626	4,497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,191	$6,388
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$147	$460
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Dividends accrued on preferred stock	$535	$363
Deferred financing costs in accounts payable	—	25
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013

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

•
Genetic Assays and Platforms. Our proprietary product is the WAVE® System, which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. We also distribute bioinstruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by our technical support personnel. The installed WAVE base and some OEM Equipment platforms generate a demand for consumables that are required for the continued operation of the bioinstruments. We develop, manufacture and sell these consumable products. In addition, we manufacture and sell consumable products that can be used on multiple, independent platforms. These products include a range of chromatography columns.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The condensed consolidated balance sheet as of December 31, 2013 was derived from our audited balance sheet as of that date. The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2014. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
Following approval of our stockholders, on January 15, 2014, our Board of Directors approved a reverse split of our common stock, par value $0.01, at a ratio of one-for-twelve. This reverse stock split became effective on January 27, 2014 and, unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.
Principles of Consolidation.
The consolidated financial statements include the accounts of Transgenomic, Inc. and our wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.
Risks and Uncertainties.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

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
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of June 30, 2014.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts during the three and six months ended June 30, 2014 and 2013:

	Dollars in Thousands
	Beginning Balance	Provision	Write-Offs	Ending Balance
Three Months Ended June 30, 2014	$3,540	$850	$(349)	$4,041
Three Months Ended June 30, 2013	$2,549	$608	$(795)	$2,362
Six Months Ended June 30, 2014	$3,838	$1,523	$(1,320)	$4,041
Six Months Ended June 30, 2013	$2,171	$2,197	$(2,006)	$2,362
While payment terms are generally 30 days, we have also provided extended payment terms in certain cases. In addition, we operate globally and the payment terms for some of our international customers may be greater than 90 days. Accounts receivable are carried at original invoice amount and shown net of allowance for doubtful accounts and contractual allowances. The estimate made for doubtful accounts is based on a review of all outstanding amounts on a quarterly basis. We determine the allowance for doubtful accounts by assigning a consistent reserve percentage to each accounts receivable aging category and contractual allowances by regularly evaluating individual customer payment history. Accounts receivable are written off when deemed uncollectible and all collection efforts have been exhausted. During the six months ended June 30, 2014, in accordance with our stated policy, we wrote-off approximately $1.3 million of accounts receivable, related to services rendered in prior year periods, determined to be uncollectible.
Inventories.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

Inventories are stated at the lower of cost or market net of allowance for obsolete inventory. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process, which approximates the first-in, first-out (FIFO) method.

The following is a summary of activity for the allowance for obsolete inventory during the three and six months ended June 30, 2014 and 2013:

	Dollars in Thousands
	Beginning Balance	Provision	Write-Offs	Ending Balance
Three Months Ended June 30, 2014	$849	$—	$(6)	$843
Three Months Ended June 30, 2013	$611	$—	$(18)	$593
Six Months Ended June 30, 2014	$799	$55	$(11)	$843
Six Months Ended June 30, 2013	$616	$—	$(23)	$593
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
Depreciation expense related to property and equipment was $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. Included in depreciation for each of the three months ended June 30, 2014 and 2013 was $0.1 million related to equipment acquired under capital leases. Depreciation expense related to property and equipment was $0.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. Included in depreciation for each of the six months ended June 30, 2014 and 2013 was $0.1 million related to equipment acquired under capital leases.
Goodwill.
Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may impact goodwill. Impairment occurs when the carrying value is determined to be not recoverable, thereby causing the carrying value of the goodwill to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. No events have transpired in the six months ended June 30, 2014 that would require an impairment analysis prior to our scheduled review.
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of June 30, 2014 had vesting periods of one or three years from the date of grant. None of the stock options outstanding at June 30, 2014 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed over the service period of the awards.
During the six months ended June 30, 2014 and 2013, we recorded compensation expense of $0.6 million and $0.2 million, respectively, within selling, general and administrative expense. As of June 30, 2014, the unrecognized compensation expense

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

related to unvested stock awards, net of estimated forfeitures, was $1.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.
We granted 15,499 stock options during the quarter ended June 30, 2014. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.74% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 4.38 years, based on expected exercise activity behavior; and volatility of 83% based on the historical volatility of our common stock over a time that is consistent with the expected life of the option.
Included in the stock awards outstanding as of June 30, 2014 were stock appreciation rights with respect to 83,333 and 55,000 shares of common stock granted to our Chief Executive Officer and Chief Financial Officer, respectively. These rights will vest over three years from the date of grant and have an exercise price of $4.32 per share, which is equal to the fair value of one share of our common stock on the date of grant, which was September 30, 2013.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

For our Laboratory Services segment, net sales from Patient Testing labs are recognized on an individual test basis and take place when the test report is completed, reviewed and sent to the client less the reserve for insurance, Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with our Patient Testing services. Adjustments to the allowances, based on actual receipts from third party payors, are reflected in the estimated contractual allowance applied prospectively. In our Biomarker Identification labs, we perform services on a project by project basis. When we receive payment in advance, we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At June 30, 2014 and December 31, 2013, deferred net sales associated with pharmacogenomics research projects, included in the balance sheet in deferred revenue was $0.3 million and $0.2 million, respectively.
Net sales of products in our Genetic Assays and Platforms segment are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods, and net sales associated with these contracts are deferred and recognized ratably over the service period. At each of June 30, 2014 and December 31, 2013, deferred net revenue associated with our service contracts was $0.9 million and was included in the balance sheet in deferred revenue.
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
Translation of Foreign Currency.
Our foreign subsidiary uses the British Pound Sterling, which is the local currency of the country in which it is located, as its functional currency. Its assets and liabilities are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. A cumulative translation gain of $0.03 million was reported as other comprehensive income on the accompanying unaudited condensed consolidated statement of comprehensive loss for the six months ended June 30, 2014. A cumulative translation loss of $0.2 million was reported as accumulated other comprehensive income for the six months ended June 30, 2013. Revenues and

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

expenses are translated at the average rates during the period. For transactions that are not denominated in the functional currency, we recognized less than $0.1 million as foreign currency transaction expense in the determination of net loss for the six months ended June 30, 2014 and less than $0.1 million as foreign currency transaction income in the determination of net loss for the six months ended June 30, 2013.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 5,510,255 and 3,334,055 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2014 and 2013, respectively. The options, warrants and conversion rights that were exercisable during the three and six months ended June 30, 2014 and 2013 were not included because the effect would be anti-dilutive due to the net loss.
Recent Accounting Pronouncements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting a discontinued operation. Under this standard, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation. This guidance is effective prospectively for us beginning January 1, 2015 with earlier application permitted, but only for disposals (or classifications as held for sale) that have not been reported previously. When adopted, we do not expect that this guidance will have a material impact on our financial condition, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in generally accepted accounting principles in the U.S. when it becomes effective on January 1, 2017. Early application is not permitted, but the standard permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method and are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

3. INVENTORIES
Inventories (net of allowance for obsolescence) consisted of the following:

	Dollars in Thousands
	June 30, 2014	December 31, 2013
Finished goods	$2,967	$2,978
Raw materials and work in process	1,663	1,567
Demonstration inventory	222	211
	$4,852	$4,756
Less allowance for obsolescence	(843)	(799)
Total	$4,009	$3,957

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

4. INTANGIBLES AND OTHER ASSETS
Long-lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	June 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangibles—technology	$9,009	$3,586	$5,423	$9,009	$3,175	$5,834
Intangibles—assay royalties	1,434	717	717	1,434	614	820
Intangibles—third party payor relationships	367	86	281	367	73	294
Intangibles—tradenames and trademarks	824	292	532	824	233	591
Intangibles—customer relationships	652	76	576	652	54	598
Intangibles—covenants not to compete	184	107	77	184	77	107
Patents	1,216	372	844	1,153	336	817
Intellectual property	266	51	215	170	36	134
	$13,952	$5,287	$8,665	$13,793	$4,598	$9,195

Estimated Useful Life
Technology	7-10 years
Assay royalties	7 years
Third party payor relationships	15 years
Tradenames and trademarks	7 years
Customer relationships	15 years
Covenants not to compete	3 years
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.3 million and $0.5 million during the three months ended June 30, 2014 and 2013, respectively. Amortization expense for intangible assets was $0.7 million and $0.9 million during the six months ended June 30, 2014 and 2013, respectively. Amortization expense for intangible assets is expected to be $1.4 million, $1.4 million, $1.3 million, $1.3 million and $1.0 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

Based on the length of time our technology is expected to be used and an evaluation of the lives of similar technology in the industry, effective January 1, 2014, we increased the estimated useful lives of certain technologies acquired in 2010 and 2012 from 7 years to 10 years, which decreased loss from operations by $0.1 million and net loss by $0.1 million, or $0.01 per basic and diluted share, for the three months ended June 30, 2014.

5.         DEBT

	Dollars in Thousands
	June 30, 2014	December 31, 2013
Revolving Line of Credit(1)	$3,000	$2,560
Term Loan(2)	3,902	4,000
Total debt, including short-term debt	6,902	6,560
Current maturities of long-term debt	(691)	(242)
Long-term debt, net of current maturities	$6,211	$6,318

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

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

On March 3, 2014, we entered into a fourth amendment to the Loan Agreement (the “Fourth Amendment”). The Fourth Amendment provides that we will not be required to make any principal or interest payments under the Term Loan for the period from March 1, 2014 through March 31, 2015. Accordingly, pursuant to the Loan Agreement as amended by the Fourth Amendment, the next principal and interest payment under the Term Loan will be due on April 1, 2015. The interest on the debt that is being deferred, and not paid, is being capitalized as part of the Term Loan. As of June 30, 2014, the amount of interest that has been capitalized is $0.1 million.

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

Additional Terms
The Loan Agreement contains affirmative and negative covenants. Under the Term Loan, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders. As of June 30, 2014, we were in compliance with all financial covenants.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

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
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are approximately $0.6 million for the remainder of 2014, $1.0 million in 2015, $0.9 million in 2016, $0.8 million in 2017, $0.5 million in 2018 and $0.9 million thereafter. Rent expense for the six months ended June 30, 2014 and 2013 was $0.5 million and $0.6 million, respectively. At June 30, 2014, firm commitments to vendors totaled $1.3 million.

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
Income tax expense for the six months ended June 30, 2014 was $0.5 million. Income tax expense for the six months ended June 30, 2013 was $0.1 million. Our effective tax rate for the six months ended June 30, 2014 was 6.57%, which is primarily the result of valuation allowances against the net operating losses for the U.S., which results in us not recording net deferred tax assets in the U.S.
Our goodwill is an indefinite-lived asset which is not amortized for financial reporting purposes. However, goodwill is tax deductible and therefore amortized for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of the goodwill. The resulting deferred tax liability, which is expected to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on our balance sheet indefinitely unless there is an impairment of the goodwill (for financial reporting purposes), or there is a disposal of the business to which the goodwill relates. During the six months ended June 30, 2014, the amount of income tax expense related to the tax amortization of goodwill was $0.5 million. Of this amount, $0.4 million related to prior periods.
During each of the three and six months ended June 30, 2014 and 2013, there were no material changes to the liability for uncertain tax positions.

8. STOCKHOLDERS’ EQUITY
Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation as amended, we currently have 150,000,000 shares of common stock authorized for issuance.
On February 2, 2012, we entered into definitive agreements with institutional and other accredited investors and raised approximately $22.0 million in a private placement financing (the “Private Placement”), which included an aggregate of $3.0 million in convertible notes issued in December 2011 to entities affiliated with Third Security, LLC, a related party, that automatically converted into shares of our common stock and warrants to purchase such common stock on the same terms as all investors in the Private Placement. Pursuant to the purchase agreement, we issued an aggregate of 1,583,333 shares of our common stock at a price per share of $12.00, as well as five-year warrants to purchase up to an aggregate of 823,333 shares of our common stock with an exercise price of $15.00 per share. In connection with the conversion of the convertible notes issued by us to the entities associated with Third Security, LLC, the entities received an aggregate of 250,000 shares of our common stock and 125,000 warrants on the same terms as all investors in the Private Placement. Craig-Hallum Capital Group LLC served as the sole placement agent for the offering. In consideration for services rendered as the placement agent in the offering, we agreed to (i) pay to the

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

placement agent cash commissions equal to $1,330,000, or 7.0% of the gross proceeds received in the offering; (ii) issue to the placement agent a five-year warrant to purchase up to 31,666 shares of our common stock (representing 2% of the shares sold in the Private Placement) with an exercise price of $15.00 per share and other terms that are the same as the terms of the warrants issued in the Private Placement; and (iii) reimburse the placement agent for reasonable out-of-pocket expenses, including fees paid to the placement agent’s legal counsel, incurred in connection with the offering, which reimbursable expenses shall not exceed $125,000. The costs incurred to complete the Private Placement were recorded as a reduction in equity in the amount of $1.5 million. Net proceeds from this offering were used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
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
Common Stock Warrants.
During the six months ended June 30, 2014 and 2013, we issued warrants to purchase 115,065 and 691,656 shares of common stock, respectively. None of the issued warrants were exercised during such periods. The warrants issued in 2014 were issued due to repricing requirements contained in the warrants issued in the private placement in 2013. The warrants issued in 2013 were issued in connection with the sales of common stock on January 24, 2013. Warrants to purchase an aggregate of 2,335,348 shares of common stock were outstanding at June 30, 2014.

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
Three and Six Months Ended June 30, 2014 and 2013

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

Static Business Inputs include: our equity value, which was estimated using our stock price of $3.74 as of June 30, 2014; the amount of the down-round financing; the timing of the down-round financing; the expected exercise period of 2.61 years from the valuation date; and the fact that no other potential fundamental transactions are expected during the term of the common stock warrants.
Static Technical Inputs include: volatility of 55% and the risk-free interest rate of 0.68% based on the 2.5-year U.S. Treasury yield interpolated from the two-year and three-year U.S. Treasury bonds.
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

During the three months ended June 30, 2014 and 2013, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	June 30, 2014	June 30, 2013
Beginning balance at April 1	$550	$500
Total gains or losses:
Recognized in earnings	(200)	(200)
Balance at June 30	$350	$300

During the six months ended June 30, 2014 and 2013, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Six Months Ended
	June 30, 2014	June 30, 2013
Beginning balance at January 1	$600	$900
Total gains or losses:
Recognized in earnings	(250)	(600)
Balance at June 30	$350	$300
The change in unrealized gains or losses of Level 3 liabilities was included in earnings and was reported in other income (expense) in our Statement of Operations.

10. STOCK OPTIONS

Stock Options.

The following table summarizes stock option activity during the six months ended June 30, 2014:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2014	565,028	$7.19
Granted	214,296	5.47
Forfeited	(47,559)	5.07
Expired	(545)	14.28
Balance at June 30, 2014	731,220	$6.82
Exercisable at June 30, 2014	194,663	$11.03

During the six months ended June 30, 2014, we granted options to purchase 214,296 shares of our common stock at a weighted-average exercise price of $5.47 per share under our 2006 Equity Incentive Plan (the “Plan”). Options to purchase an aggregate of 159,375 shares of our common stock were granted during the six months ended June 30, 2013.

As of June 30, 2014, there were 731,220 options exercisable or expected to vest with an aggregate intrinsic value of zero.

Stock Appreciation Rights (“SARs”)

The following table summarizes SARs activity under the Plan during the six months ended June 30, 2014:

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2014	138,333	$4.32
Balance at June 30, 2014	138,333	$4.32
Exercisable at June 30, 2014	—	$—

All SARs outstanding were issued solely to our executive officers.

As of June 30, 2014, 138,333 shares subject to outstanding SARs were expected to vest. The weighted-average exercise price of these SARs was $4.32 and the aggregate intrinsic value was zero.

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
We have two complementary reportable operating segments, Laboratory Services and Genetic Assays and Platforms.

Segment information for the three months ended June 30, 2014 and 2013 is as follows:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

	Dollars in Thousands
	Three Months Ended June 30, 2014
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$3,843	$2,921	$6,764
Gross Profit	1,490	903	2,393
Net Loss before Taxes	(3,277)	(624)	(3,901)
Income Tax Expense (Benefit)	40	(48)	(8)
Net Loss	$(3,317)	$(576)	$(3,893)
Depreciation/Amortization	$438	$50	$488
Interest Expense, net	$83	$63	$146

	June 30, 2014
Total Assets	$23,370	$7,721	$31,091

	Dollars in Thousands
	Three Months Ended June 30, 2013
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$4,012	$3,294	$7,306
Gross Profit	1,853	1,120	2,973
Net Loss before Taxes	(2,181)	(692)	(2,873)
Income Tax Expense	—	(6)	(6)
Net Loss	$(2,181)	$(686)	$(2,867)
Depreciation/Amortization	$646	$41	$687
Interest Expense, net	$84	$67	$151

	June 30, 2013
Total Assets	$27,834	$11,529	$39,363

Segment information for the six months ended June 30, 2014 and 2013 is as follows:

	Dollars in Thousands
	Six Months Ended June 30, 2014
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$7,531	$5,484	$13,015
Gross Profit	3,122	1,765	4,887
Net Loss before Taxes	(6,261)	(1,311)	(7,572)
Income Tax Expense (Benefit)	549	(52)	497
Net Loss	$(6,810)	$(1,259)	$(8,069)
Depreciation/Amortization	$878	$103	$981
Interest Expense, net	$190	$138	$328

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2014 and 2013

	Dollars in Thousands
	Six Months Ended June 30, 2013
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$8,439	$6,241	$14,680
Gross Profit	4,046	2,182	6,228
Net Loss before Taxes	(5,267)	(1,127)	(6,394)
Income Tax Expense (Benefit)	—	60	60
Net Loss	$(5,267)	$(1,187)	$(6,454)
Depreciation/Amortization	$1,209	$222	$1,431
Interest Expense, net	$219	$85	$304

Net sales for the three and six months ended June 30, 2014 and 2013 by country were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$4,870	$5,797	$9,633	$11,146
Italy	337	372	722	827
All Other Countries	1,557	1,137	2,660	2,707
Total	$6,764	$7,306	$13,015	$14,680
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
On July 1, 2014, the Collaboration Agreement, dated October 9, 2013, between Transgenomic and PDI, Inc., a Delaware corporation d/b/a Interpace Diagnostics for the promotion of our CardioPredict test expired automatically pursuant to its terms upon the parties’ completion of phase one under the agreement. Our management believes that the test continues to have good commercial potential and is evaluating commercialization options.
On July 1, 2014, we entered into a Surveyor Kit Patent, Technology, and Inventory Purchase Agreement (the “Purchase Agreement”) with Integrated DNA Technologies, Inc. (“IDT”). Pursuant to the Purchase Agreement, on July 1, 2014, we transferred and sold to IDT all of our right, title and interest in and to our Surveyor Kits product line and related technology, including, without limitation, all patents, patent applications, licenses, technology, know-how and trademarks relating to the Surveyor Kits product line technology, and our inventory of Surveyor products (collectively, the “Surveyor Technology”).
In consideration for the purchase of the Surveyor Technology, IDT paid us an initial payment of $3.65 million. As additional consideration, IDT will pay us an additional amount equal to an aggregate of $600,000 in four equal installments, the first of which must be made by October 1, 2014, and the last of which must be made by July 1, 2015. Additionally, if net sales of the Surveyor Kits by IDT exceed a certain threshold during the period beginning on October 1, 2014 and ending on September 30, 2015, IDT will be obligated to pay us an additional earn-out payment equal to a percentage of the net sales exceeding the threshold that is in the middle double digits.
Pursuant to the Purchase Agreement, IDT granted us a worldwide, irrevocable, exclusive, fully paid-up, royalty-free, transferable right and license to the Surveyor Technology for clinical uses, including, without limitation, the provision of diagnostic and pharmaceutical services, and any other clinical uses in connection with our biomarker identification business unit.

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
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 27, 2014. Results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be attained in the future.

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

•
Genetic Assays and Platforms. Our proprietary product is the WAVE® System, which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. We also distribute bioinstruments produced by other manufacturers, or OEM Equipment, through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by our technical support personnel. The installed WAVE base and some OEM Equipment platforms generate a demand for consumables that are required for the continued operation of the bioinstruments. We develop, manufacture and sell these consumable products. In addition, we manufacture and sell consumable products that can be used on multiple, independent platforms. These products include a range of chromatography columns.

Second Quarter 2014 Overview and Recent highlights

We are a global biotechnology company advancing personalized medicine in cardiology, oncology, and inherited diseases through state-of-the-art diagnostic technologies, such as our revolutionary ICE COLD-PCRTM, and state of the art genetic tests provided through our Patient Testing business. We also provide specialized clinical and research services to biopharmaceutical companies developing targeted therapies, and sell equipment, reagents and other consumables for applications in molecular testing and cytogenetics. Our diagnostic technologies are designed to improve medical diagnoses and patient outcomes while reducing costs.

Our strategy aims to optimize, through channel partnerships, the commercial potential of our assets aimed at large genetic testing markets. This allows us to focus resources on our areas of strength, including developing and marketing tests for rare genetic disorders and other genetic-mediated conditions in the U.S., where we are a market leader, and developing biomarkers, genetic tests and companion diagnostics using proprietary technology that is unequalled for the identification and detection of low-level genetic mutations that is a prerequisite for improved diagnosis and treatment of cancer and other diseases.

During the second quarter, we continued to make progress in implementing key initiatives to leverage our products, our distinctive technologies and our infrastructure and expertise with the goal of achieving leadership in the rapidly growing field of personalized medicine.

At the start of this quarter, we announced that we would provide clinical genetic testing services to Raptor Pharmaceuticals Corp. for a novel agent to treat inherited mitochondrial disorders. This is an example of our strategy to become a “Go To” provider for biomarker discovery and genetic testing designed to improve clinical diagnoses and outcomes. We plan to build a portfolio of these types of commercial relationships and business arrangements with a variety of pharmaceutical and biotechnology companies.

During this quarter, we achieved a major goal when our uplisting to the NASDAQ Capital Market became effective. Our shares of common stock began trading on the NASDAQ Capital Market on May 9, 2014, under the ticker TBIO. Our move to a major stock exchange is important symbolically, signaling our emergence as a technology-based company on the move, and we also expect it to benefit our stockholders through the company’s greater visibility, access to capital and increased share liquidity.

After adding Dr. Michael Luther to our Board of Directors in the first quarter of this year, we recruited another strong addition to our Board of Directors this quarter; John D. Thompson, who brings extensive experience in life sciences business development, corporate strategy and mergers and acquisitions at top tier companies such as Invitrogen Corporation (now Life Technologies). We view the recruitment of two outstanding new Board members this year as a reflection of the revitalization of the company as a respected life sciences innovator.

We believe that our ICE COLD-PCR technology has transformative potential and we expect it to play a key role in our personalized medicine strategy. ICE COLD-PCR’s ability to identify both known and unknown genetic mutations at very high sensitivity give it the potential to revolutionize cancer screening, diagnosis, monitoring, and treatment selection, by enabling less invasive, less costly and more frequent assessments of cancer and its mutations, through a simple blood draw.

ICE COLD-PCR can also analyze DNA from fine needle aspirates, core-biopsies, or directly from tumors, and it can be used with standard Sanger sequencing, next generation sequencing, digital PCR and other technologies. We are actively pursuing a number of activities to develop, protect and commercialize this opportunity.

An important development during the quarter was the signing of a license agreement in May 2014 with the Dana-Farber Cancer Institute, pursuant to which we were granted worldwide rights to develop and commercialize multiplexed versions of ICE COLD-PCR technology (MX ICE COLD-PCR). The new license is exclusive to us and expands the current relationship that we have with Dana-Farber. It covers all fields and applications of the multiplexed technology, which makes possible the simultaneous detection of multiple DNA mutations from a single liquid sample, such as blood or urine. Our current version of the ICE COLD-PCR technology is also exclusively licensed from Dana-Farber.

Multiplexing makes our ICE COLD-PCR technology far more efficient and allows us to assemble targeted panels of relevant mutations that can be simultaneously analyzed from a single sample. We believe this greatly increases its availability for routine use in cancer therapy, as well as for our biopharmaceutical customers who plan to use MX ICE COLD-PCR to develop new cancer treatments and companion diagnostics.

Our work with researchers at leading cancer centers, including scientists at the University of Texas MD Anderson Cancer Center and the Dana-Farber Cancer Institute, is producing a growing body of studies that confirm the extraordinary performance of ICE COLD-PCR technology in enabling the accurate detection of tumor mutations from patient blood or plasma. The potential of the ICE COLD-PCR technology was highlighted by genomic researchers, academic scientists, cancer specialists and potential strategic partners who viewed scientific posters on ICE COLD-PCR at our booth at the 2014 American Society of Clinical Oncology (ASCO) Annual Meeting in late May 2014.

An important element of our strategy is to focus resources on key growth areas for the company. Just after the end of the second quarter, on July 2, 2014, we announced that we had entered into an agreement to sell to Integrated DNA Technologies, Inc. ("IDT") the rights to our SURVEYOR® Nuclease technology and assets for a minimum of $4.25 million, including a $3.65 million upfront payment. SURVEYOR® Mutation Detection Kits provide researchers with a simple, robust and versatile method to detect mutations and polymorphisms in DNA from a variety of organisms.

As part of the agreement, IDT will exclusively sublicense rights for all clinical and diagnostic applications of the SURVEYOR® technology back to Transgenomic. The monetization of this asset will also provide resources for expedited development and commercialization efforts for ICE COLD-PCR.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At June 30, 2014, we had cash and cash equivalents of $1.2 million. We believe that existing sources of liquidity, including the proceeds from the sale of the rights to our SURVEYOR® Nuclease technology and assets to IDT discussed above, are sufficient to meet expected cash needs for at least the next 12 months.
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

Results of Operations
Net sales for the three months ended June 30, 2014 decreased by $0.5 million, or 7%, compared to the same period in 2013. During the three months ended June 30, 2014, net sales from our Laboratory Services segment decreased by $0.2 million compared to the same three month period in 2013. Net sales in our Genetic Assays and Platforms segment decreased $0.4 million for the three months ended June 30, 2014 compared to the same period in 2013. Our gross profit margin decreased to 35% for the three months ended June 30, 2014 from 41% for the three months ended June 30, 2013. Loss from operations was $4.0 million for the three months ended June 30, 2014, compared to $2.9 million for the three months ended June 30, 2013.
Three Months Ended June 30, 2014 and 2013
Net Sales. Net sales for the three months ended June 30, 2014 decreased by $0.5 million, or 7%, compared to the same period in 2013. Net sales performance in each of our segments was as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2014	2013	$	%
Laboratory Services	$3,843	$4,012	$(169)	(4)%
Genetic Assays and Platforms	2,921	3,294	(373)	(11)%
Total Net Sales	$6,764	$7,306	$(542)	(7)%
Laboratory Services net sales decreased $0.2 million, or 4%, during the three months ended June 30, 2014 as compared to the same period in 2013. The decrease reflects lower sales of our contract laboratory services, partially offset by higher sales of patient tests, spurred by a number of new products launched in late 2013.

Genetic Assays and Platforms net sales were $2.9 million for the three months ended June 30, 2014, which represented a decrease of $0.4 million as compared to the same period in 2013. The decrease in net sales was due to lower instrument sales.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with our Laboratory Services operations.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2014	2013	2014	2013
Laboratory Services	$1,490	$1,853	39%	46%
Genetic Assays and Platforms	903	1,120	31%	34%
Gross Profit	$2,393	$2,973	35%	41%
Gross profit was $2.4 million, or 35% of total net sales, during the second quarter of 2014, compared to $3.0 million, or 41% of total net sales, during the same period of 2013. During the three months ended June 30, 2014, the gross margin for Laboratory Services was 39% as compared to 46% in the same period of 2013 as a result of lower volumes in our Biomarker Identification laboratory. The gross margin for Genetic Assays and Platforms decreased to 31% for the three months ended June 30, 2014 from 34% in the same period of 2013, due to fewer instruments sold.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs increased $0.6 million to $5.6 million from $5.0 million during the three month period ended June 30, 2014 as compared to the same period in 2013. The increase was due to higher stock compensation costs and a higher bad debt provision in the second quarter of 2014 as compared to the second quarter of 2013.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended June 30, 2014 and 2013, these costs totaled $0.8 million and $0.9 million, respectively. Research and development expenses totaled 12% of net sales during each of the three months ended June 30, 2014 and 2013.
Other Income (Expense). Other expense for the three months ended June 30, 2014 and 2013 includes interest expense of $0.1 million and $0.2 million, respectively. In addition, other income includes the revaluation of the common stock warrants, which is due to the change in fair value of the common stock warrant liability. The income associated with the change in fair value of the warrants is a non-cash item.
Income Tax Expense/(Benefit). Net income tax benefit for the three months ended June 30, 2014 and 2013 was less than $0.1 million for both periods. The income tax benefit for the three months ended June 30, 2014 includes approximately $0.1 million of deferred income tax expense for a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset. We expect this deferred income tax expense to be approximately $0.2 million annually going forward.

Six Months Ended June 30, 2014 and 2013
Net Sales. Net sales for the six months ended June 30, 2014 decreased by $1.7 million, or 11%, compared to the same period in 2013. Net sales performance in each of the segments was as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2014	2013	$	%
Laboratory Services	$7,531	$8,439	$(908)	(11)%
Genetic Assays and Platforms	5,484	6,241	(757)	(12)%
Total Net Sales	$13,015	$14,680	$(1,665)	(11)%
Laboratory Services net sales decreased $0.9 million, or 11%, during the six months ended June 30, 2014 as compared to the same period in 2013. The decrease reflects a decline in contract laboratory service revenues and also resulted from a higher than usual level of sales in the first half of 2013 that resulted from working down a backlog of Nuclear Mitome tests from the previous year. These decreases were partially offset by increased test volume in our core Laboratory Services business for the six months ended June 30, 2014 as compared to the same period of 2013.
Genetic Assays and Platforms net sales of $5.5 million represented a decrease of $0.8 million, or 12%, during the six months ended June 30, 2014 compared to the same period in 2013. The decrease in net sales was due to lower instrument sales.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with our Laboratory Services operations.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2014	2013	2014	2013
Laboratory Services	$3,122	$4,046	41%	48%
Genetic Assays and Platforms	1,765	2,182	32%	35%
Gross Profit	$4,887	$6,228	38%	42%
Gross profit was $4.9 million, or 38% of total net sales, during the six months ended June 30, 2014, compared to $6.2 million, or 42% of total net sales, during the same period of 2013. During the six months ended June 30, 2014, the gross margin for Laboratory Services declined to 41%, as compared to 48% in the same period of 2013 as a result of lower sales in our contract laboratory group. The gross margin for Genetic Assays and Platforms decreased to 32% for the six months ended June 30, 2014 from 35% in the same period of 2013 due to fewer instruments sold.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased $0.4 million to $10.9 million from $11.3 million during the six month period ended June 30, 2014 compared to the same period in 2013. The decrease was due to lower bad debt provisions and lower amortization costs in the first half of 2014 as compared to the first half of 2013 along with lower salaries and employee related costs in our Laboratory Services sales force. These decreases were partially offset by increased stock compensation costs.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the six months ended June 30, 2014 and 2013, these costs totaled $1.5 million and $1.7 million, respectively. Research and development expenses totaled 12% and 11% of net sales during the six months ended June 30, 2014 and 2013, respectively.
Other Income (Expense). Net other income (expense) for each of the six months ended June 30, 2014 and 2013 includes interest expense of $0.3 million. In addition, other income includes the revaluation of common stock warrants, which was due to the change in fair value. The income associated with the change in fair value of the warrants is a non-cash item.

Income Tax Expense. Income tax expense for the six months ended June 30, 2014 and 2013 was $0.5 million and $0.1 million, respectively. The income tax expense for the six months ended June 30, 2014 includes approximately $0.5 million of deferred income tax expense for a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset. We expect this deferred income tax expense to be approximately $0.2 million annually going forward.

Liquidity and Capital Resources
Our working capital positions at June 30, 2014 and December 31, 2013 were as follows:

	Dollars in Thousands
	June 30, 2014	December 31, 2013	Change
Current assets (including cash and cash equivalents of $1,191 and $1,626, respectively)	$13,377	$11,835	$1,542
Current liabilities	9,761	8,625	1,136
Working capital	$3,616	$3,210	$406
Historically, we have operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to finance our operating losses through borrowings or from the issuance of additional equity. At June 30, 2014, we had cash on hand of $1.2 million. On March 3, 2014, we entered into a fourth amendment to the Loan and Security Agreement dated March 13, 2013, entered into among us and affiliates of Third Security, LLC (the “Loan Agreement"). The fourth amendment provides that we will not be required to make any principal or interest payments under the term loan governed by the Loan Agreement for the period from March 1, 2014 through March 31, 2015. Accordingly, pursuant to the Loan Agreement, as amended by the fourth amendment, the next principal and interest payment under the term loan will be due on April 1, 2015. On March 5, 2014, we sold and issued an aggregate of 1,443,297 shares of our Series B Convertible Preferred Stock at a price per share of $4.85 for an aggregate purchase price of approximately $7.0 million. Net proceeds were used to pay down the revolving credit line governed by the Loan Agreement, which can be redrawn by us, and for working capital purposes. On July 1, 2014, we sold our Surveyor Kits product line and related technology for a minimum of $4.25 million, comprised of an initial payment of $3.65 million and an additional amount equal to an aggregate of $600,000 in four equal installments, the first of which must be made by October 1, 2014, and the last of which must be made by July 1, 2015. We cannot be certain that we will be able to increase our net sales, further reduce our expenses or raise additional capital. However, we believe that existing sources of liquidity as of June 30, 2014, along with net proceeds of the July 2014 product line sale, are sufficient to meet expected cash needs. Accordingly, we believe we have sufficient liquidity to continue our operations for at least the next twelve months.
Please see Note 5 - “Debt” and Note 6 - “Commitments and Contingencies” to the notes to our accompanying unaudited condensed consolidated financial statements for additional information regarding our outstanding debt and debt servicing obligations.

Analysis of Cash Flows - Six Months Ended June 30, 2014 and 2013
Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by $0.4 million during the six months ended June 30, 2014, compared to an increase of $1.9 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, we used cash of $7.3 million in operating activities and $0.2 million in investing activities, which was offset by cash provided by financing activities of $7.0 million. In the six months ended June 30, 2013, net cash used in operating activities was $5.7 million, and net cash used in investing activities was $1.4 million, which was offset by cash provided by financing activities of $9.0 million.
Cash Flows Used in Operating Activities. Cash flows used in operating activities totaled $7.3 million during the six months ended June 30, 2014, compared to cash flows used in operating activities of $5.7 million during the six months ended June 30, 2013. The cash flows used in operating activities in the first six months of 2014 included the net loss of $8.1 million and an increase in accounts receivable of $3.5 million, offset by non-cash items, including the provision for losses on doubtful accounts of $1.5 million, stock option expense of $0.6 million and depreciation and amortization of $1.0 million. The cash flows used in operating activities in the first six months of 2013 included the net loss of $6.5 million and an increase in accounts receivable of $2.2 million, offset by non-cash items, including the provision for losses on doubtful accounts of $2.2 million, stock option expense of $0.2 million and depreciation and amortization of $1.4 million.
Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $0.2 million during the six months ended June 30, 2014, compared to cash flows used in investing activities of $1.4 million during the same period of 2013. Cash flows used in investing activities in the first six months of 2014 included purchases of property and equipment of $0.1 million. Cash flows used in investing activities in the first six months of 2013 included payments made in connection with the acquisition of ScoliScore assets of $0.8 million and purchases of property and equipment of $0.4 million.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $7.0 million for the six months ended June 30, 2014. Cash flows provided by financing activities during the six months ended June 30, 2014 included the proceeds from the issuance of Series B Convertible Preferred Stock and net borrowing on our debt, partially offset by payments on our capital lease obligations. Cash flows provided by financing activities during the six months ended June 30, 2013 included the proceeds from the issuance of common stock and net borrowing on our debt, partially offset by payments on our capital lease obligations.

Off-Balance Sheet Arrangements
At each of June 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Evaluation of Disclosure Controls and Procedures. Management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSGENOMIC, INC.

Date:	August 8, 2014	By:	/S/ PAUL KINNON
Paul Kinnon President and Chief Executive Officer

Date:	August 8, 2014	By:	/S/ MARK P. COLONNESE
Mark P. Colonnese Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)