Form 10-K/A
period 2013-12-31
TRANSGENOMIC INC
filed 2014-09-05
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Transgenomic, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2014 (the “Original Form 10-K”).

The Company is filing this Amendment solely for the purpose of re-filing Exhibit 10.24 to the Original Form 10-K in response to comments received from the Staff of the SEC in connection with a confidential treatment request with respect to the Collaboration Agreement, dated as of October 9, 2013, by and between the Company and PDI, Inc. Exhibit 10.24 to the Original Form 10-K redacted certain provisions in accordance with the Company’s application for confidential treatment with the SEC. In response to the SEC comments, Exhibit 10.24, as re-filed with this Amendment, restores a provision that had previously been redacted.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Item 15 of Part IV of the Original Form 10-K is hereby amended to include a revised redacted version of Exhibit 10.24 and to include the certifications required by Rule 12b-15. This Amendment does not modify or update any of the other information contained in the Original Form 10-K. Other than as specifically set forth herein, this Amendment speaks as of the date of the Original Form 10-K and the Company has not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the date of the Original Form 10-K.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013:

1	Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2013 and 2012.

Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Loss of the Registrant and Subsidiary for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Stockholders’ Equity of the Registrant and Subsidiary for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements of the Registrant and Subsidiary.

2	Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

3	Exhibits. The exhibits listed below are filed as required by Item 15(a)(3) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

†2.1	Asset Purchase Agreement among the Registrant, Scoli Acquisition Sub, Inc. and Axial Biotech, Inc. dated August 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2012).

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2005).

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

*10.10	Employment Agreement between the Registrant and Mark P. Colonnese (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2012).

10.11	Securities Purchase Agreement, entered into by and among the Registrant and the Investors, dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 31, 2013).

10.12	Forbearance Agreement, dated February 7, 2013, by and between the Registrant and Dogwood Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2013).

10.13	Loan and Security Agreement among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated March 13, 2013 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2013).

10.14	First Amendment to Loan and Security Agreement among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated August 2, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2013).

*10.15	Employment Agreement between the Registrant and Paul Kinnon, effective September 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013).

*10.16	Form of Incentive Stock Option Agreement between the Registrant and Paul Kinnon, effective September 30, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014).

*10.17	Form of Stock Appreciation Rights Agreement between the Registrant and Paul Kinnon, effective September 30, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014).

*10.18	Form of Stock Appreciation Rights Agreement between the Registrant and Mark Colonnese, effective September 30, 2013 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014).

*10.19	Form of Stock Appreciation Rights Agreement under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013).

10.20	Second Amendment to Loan and Security Agreement among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, effective October 31, 2013 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014).

#10.21	Limited Waiver and Third Amendment to Loan and Security Agreement among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated January 27, 2014.

10.22	Fourth Amendment to Loan and Security Agreement among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated March 3, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2014).

10.23	Series B Convertible Preferred Stock Purchase Agreement, dated as of March 5, 2014, by and among Transgenomic, Inc. and Third Security Senior Staff 2008 LLC, Third Security Staff 2014 LLC and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2014).

‡10.24	Collaboration Agreement, dated as of October 9, 2013, by and between the Registrant and PDI, Inc.

#21	Subsidiaries of the Registrant.

#23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

#23.2	Consent of Independent Registered Public Accounting Firm - McGladrey LLP

#24	Powers of Attorney (included on signature page hereto).

#31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#**32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#**32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

**	These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

‡	The Registrant has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

#	Included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 27, 2014, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transgenomic, Inc.

Dated: September 5, 2014	By:	/s/ Paul Kinnon
Paul Kinnon President and Chief Executive Officer