Form 10-Q
period 2014-09-30
TRANSGENOMIC INC
filed 2014-11-12
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 31, 2014, the number of shares of common stock outstanding was 8,084,471.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2014	December 31,
	(unaudited)	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$880	$1,626
Accounts receivable, net	7,506	5,314
Inventories, net	3,590	3,957
Other current assets	1,714	938
Total current assets	13,690	11,835
PROPERTY AND EQUIPMENT:
Equipment	11,372	11,255
Furniture, fixtures & leasehold improvements	3,874	3,874
	15,246	15,129
Less: accumulated depreciation	(13,594)	(13,126)
	1,652	2,003
OTHER ASSETS:
Goodwill	6,918	6,918
Intangibles, net	8,312	9,195
Other assets	276	327
	$30,848	$30,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,383	$242
Accounts payable	3,379	2,860
Accrued compensation	1,075	1,330
Accrued expenses	1,960	2,037
Deferred revenue	945	1,088
Other liabilities	1,068	1,068
Total current liabilities	9,810	8,625
LONG TERM LIABILITIES:
Long-term debt, less current maturities	5,611	6,318
Common stock warrant liability	400	600
Accrued preferred stock dividend	2,825	1,986
Other long-term liabilities	1,969	1,303
Total liabilities	20,615	18,832
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, 4,029,502 and 2,586,205 shares issued and outstanding, respectively	40	26
Common stock, $0.01 par value, 150,000,000 shares authorized, 7,353,695 and 7,353,695 shares issued and outstanding, respectively (1)	73	73
Additional paid-in capital (1)	187,231	179,459
Accumulated other comprehensive income	379	390
Accumulated deficit	(177,490)	(168,502)
Total stockholders’ equity	10,233	11,446
	$30,848	$30,278
(1) The shares of common stock and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET SALES	$6,372	$6,646	$19,387	$21,326
COST OF GOODS SOLD:	4,157	4,196	12,285	12,648
Gross profit	2,215	2,450	7,102	8,678
OPERATING EXPENSES:
Selling, general and administrative	5,581	7,226	16,432	18,519
Research and development	641	630	2,171	2,307
	6,222	7,856	18,603	20,826
LOSS FROM OPERATIONS	(4,007)	(5,406)	(11,501)	(12,148)
OTHER INCOME (EXPENSE):
Interest expense, net	(162)	(155)	(490)	(459)
Warrant revaluation	(50)	—	200	600
Gain on sale of product line	4,114	—	4,114	—
Other, net	(1)	1	(1)	54
	3,901	(154)	3,823	195
LOSS BEFORE INCOME TAXES	(106)	(5,560)	(7,678)	(11,953)
INCOME TAX (BENEFIT) EXPENSE	(26)	(8)	471	52
NET LOSS	$(80)	$(5,552)	$(8,149)	$(12,005)
PREFERRED STOCK DIVIDENDS	(304)	(181)	(839)	(544)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(384)	$(5,733)	$(8,988)	$(12,549)
BASIC AND DILUTED LOSS PER COMMON SHARE (1)	$(0.05)	$(0.78)	$(1.22)	$(1.73)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (1)	7,353,695	7,353,810	7,353,695	7,237,266
(1) Net loss per share and the number of shares used in the per share calculations for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Loss	$(80)	$(5,552)	$(8,149)	$(12,005)
Other comprehensive income (loss) - foreign currency translation adjustment	(45)	104	(11)	(69)
Comprehensive Loss	$(125)	$(5,448)	$(8,160)	$(12,074)

 See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended
 September 30, 2014
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock (1)
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	2,586,205	$26	5,970,478	$64	$171,538	$(151,789)	$435	$20,274
Net loss	—	—	—	—	—	(15,987)	—	(15,987)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(45)	(45)
Stock-based compensation	—	—	—	—	360	—	—	360
Private placement, net	—	—	1,383,217	14	7,556	—	—	7,570
Other	—	—	—	(5)	5	—	—	—
Dividends on preferred stock	—	—	—	—	—	(726)	—	(726)
Balance, December 31, 2013	2,586,205	$26	7,353,695	$73	$179,459	$(168,502)	$390	$11,446
Net loss	—	—	—	—	—	(8,149)	—	(8,149)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	—	—	881	—	—	881
Preferred stock agreement	1,443,297	14	—	—	6,891	—	—	6,905
Dividends on preferred stock	—	—	—	—	—	(839)	—	(839)
Balance, September 30, 2014	4,029,502	$40	7,353,695	$73	$187,231	$(177,490)	$379	$10,233
(1) The common stock shares and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,149)	$(12,005)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,570	2,102
Stock-based compensation	997	168
Provision for losses on doubtful accounts	2,652	5,205
Provision for losses on inventory obsolescence	61	19
Warrant revaluation	(200)	(600)
Loss on sale of fixed assets	—	9
Gain on foreign currency settlement	—	(62)
Deferred interest	236	—
Deferred tax provision	590	—
Gain on sale of product line	(4,114)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,858)	(1,539)
Inventories	187	589
Other current assets	(281)	(268)
Accounts payable	523	(145)
Accrued expenses and other liabilities	(423)	195
Net cash flows used in operating activities	(11,209)	(6,332)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(121)	(510)
Acquisition	—	(849)
Proceeds from sale of product line	3,650	—
Other assets	(56)	(238)
Net cash flows provided by (used in) investing activities	3,473	(1,597)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(113)	(264)
Issuance of preferred stock, net	6,906	—
Issuance of common stock, net	—	7,570
Payment of deferred financing costs	—	(241)
Proceeds from borrowings	6,440	6,560
Principal payment on note payable	(6,242)	(6,171)
Net cash flows provided by financing activities	6,991	7,454
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(1)	(6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(746)	(481)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,626	4,497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$880	$4,016
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$181	$615
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Dividends accrued on preferred stock	$839	$544
Preferred stock revaluation	(200)	(600)
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013

1. BUSINESS DESCRIPTION
Business Description.
Transgenomic, Inc. is a global biotechnology company advancing personalized medicine in the detection and treatment of cancer and inherited diseases through its proprietary molecular technologies and world-class clinical and research services. Our operations are organized and reviewed by management along our product lines and presented in the following two complementary business segments:

•
Laboratory Services. Our laboratories specialize in genetic testing for cardiology, neurology, mitochondrial disorders and oncology. Our Patient Testing laboratories located in New Haven, Connecticut and Omaha, Nebraska are certified under the Clinical Laboratory Improvement Amendment as high complexity labs and our Omaha facility is also accredited by the College of American Pathologists. Our Biomarker Identification laboratory located in Omaha, Nebraska also provides pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical companies. Our laboratories employ a variety of genomic testing service technologies, including ICE COLD-PCR technology. ICE COLD-PCR is a proprietary platform technology that can be run in any laboratory with standard PCR technology and that enables detection of multiple unknown mutations from virtually any sample type, including tissue biopsies, blood, cell-free DNA and circulating tumor cells at levels greater than 1,000-fold higher than standard DNA sequencing techniques.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The condensed consolidated balance sheet as of December 31, 2013 was derived from our audited balance sheet as of that date. The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2014. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2014.
Following approval of our stockholders, on January 15, 2014, our Board of Directors approved a reverse split of our common stock, par value $0.01, at a ratio of one-for-twelve. This reverse stock split became effective on January 27, 2014 and, unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.
Principles of Consolidation.
The condensed consolidated financial statements include the accounts of Transgenomic, Inc. and our wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.
Risks and Uncertainties.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

Certain risks and uncertainties are inherent in our day-to-day operations and in the process of preparing our financial statements. The more significant of those risks are presented below and throughout the notes to the unaudited condensed consolidated financial statements.
Use of Estimates.
The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. In addition, estimates and assumptions associated with the determination of the fair value of certain assets and related impairments require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these condensed consolidated financial statements.
Reclassifications.
Certain prior period amounts of selling, general and administrative expenses have been reclassified to cost of goods sold in order to conform to the current period presentation. These reclassifications had no effect on previously reported net earnings.
Fair Value.
Unless otherwise specified, book value approximates fair market value. The common stock warrant liability is recorded at fair value. See Note 10 - “Fair Value” for additional information.
Cash and Cash Equivalents.
Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less.
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of September 30, 2014.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts during the three and nine months ended September 30, 2014 and 2013:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended September 30, 2014	$4,041	$1,129	$(400)	$4,770
Three Months Ended September 30, 2013	$2,362	$2,769	$(1,086)	$4,045
Nine Months Ended September 30, 2014	$3,838	$2,652	$(1,720)	$4,770
Nine Months Ended September 30, 2013	$2,171	$4,966	$(3,092)	$4,045
While payment terms are generally 30 days, we have also provided extended payment terms in certain cases. In addition, we operate globally and the payment terms for some of our international customers may be greater than 90 days. Accounts receivable are carried at original invoice amount and shown net of allowance for doubtful accounts and contractual allowances. The estimate made for doubtful accounts is based on a review of all outstanding amounts on a quarterly basis. We determine the allowance for doubtful accounts by assigning a consistent reserve percentage to each accounts receivable aging category and contractual allowances by regularly evaluating individual customer payment history. Accounts receivable are written off when deemed uncollectible and all collection efforts have been exhausted. During the nine months ended September 30, 2014, in accordance with our stated policy, we wrote-off approximately $1.7 million of accounts receivable related to services rendered in prior year periods, determined to be uncollectible.
Inventories.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

Inventories are stated at the lower of cost or market net of allowance for obsolete inventory. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process, which approximates the first-in, first-out (FIFO) method.

The following is a summary of activity for the allowance for obsolete inventory during the three and nine months ended September 30, 2014 and 2013:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended September 30, 2014	$843	$6	$(211)	$638
Three Months Ended September 30, 2013	$593	$19	$(3)	$609
Nine Months Ended September 30, 2014	$799	$61	$(222)	$638
Nine Months Ended September 30, 2013	$616	$19	$(26)	$609
The three and nine month periods ended September 30, 2014 each include a deduction of $0.2 million related to inventory that was sold as part of the sale of our Surveyor Kits product line on July 1, 2014 (See Note 3 - “Sale of Product Line” for additional information). We determine the allowance for obsolescence by evaluating inventory quarterly for items deemed to be slow moving or obsolete.
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
Depreciation expense related to property and equipment was $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Included in depreciation expense for each of the three months ended September 30, 2014 and 2013 was $0.1 million related to equipment acquired under capital leases. Depreciation expense related to property and equipment was $0.4 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. Included in depreciation expense for each of the nine months ended September 30, 2014 and 2013 was $0.2 million related to equipment acquired under capital leases.
Goodwill.
Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may impact goodwill. Impairment occurs when the carrying value is determined to be not recoverable, thereby causing the carrying value of the goodwill to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. No events have transpired in the nine months ended September 30, 2014 that would require an impairment analysis prior to our scheduled review.
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have 10-year contractual terms. Unvested options as of September 30, 2014 had vesting periods of one or three years from the date of grant. None of the stock options outstanding at September 30, 2014 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed over the service period of the awards.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

During the nine months ended September 30, 2014 and 2013, we recorded compensation expense of $1.0 million and $0.2 million, respectively, within selling, general and administrative expense. As of September 30, 2014, the unrecognized compensation expense related to unvested stock awards, net of estimated forfeitures, was $1.0 million, which is expected to be recognized over a weighted-average period of 1.4 years.
We granted 23,250 stock options during the quarter ended September 30, 2014. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.66% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 4.42 years, based on expected exercise activity behavior; and volatility of 82% based on the historical volatility of our common stock over a time that is consistent with the expected life of the option.
Included in the stock awards outstanding as of September 30, 2014 were stock appreciation rights with respect to 83,333 and 55,000 shares of common stock granted to our Chief Executive Officer and former Chief Financial Officer, respectively. These rights will vest over three years from the date of grant and have an exercise price of $4.32 per share, which is equal to the fair value of one share of our common stock on the date of grant, which was September 30, 2013.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

For our Laboratory Services segment, net sales from Patient Testing laboratories are recognized on an individual test basis and take place when the test report is completed, reviewed and sent to the client, less the reserve for insurance, Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with our Patient Testing services. Adjustments to the allowances, based on actual receipts from third party payors, are reflected in the estimated contractual allowance applied prospectively. In our Biomarker Identification laboratory, we perform pharmacogenomics research services on a project-by project-basis. When we receive payment in advance, we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At each of September 30, 2014 and December 31, 2013, deferred net sales associated with pharmacogenomics research projects included in the balance sheet in deferred revenue was $0.2 million.
Net sales of products in our Genetic Assays and Platforms segment are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods, and net sales associated with these contracts are deferred and recognized ratably over the service period. At September 30, 2014 and December 31, 2013, deferred net revenue associated with our service contracts was $0.7 million and $0.9 million, respectively, and was included in the balance sheet in deferred revenue.
Common Stock Warrants.
Certain of our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability (“Common Stock Warrant Liability”). The Common Stock Warrant Liability was initially recorded at fair value using a Monte Carlo simulation model. We are required to present these instruments at fair value at each reporting date and any changes in fair values are recorded as an adjustment to earnings. The Common Stock Warrant Liability is considered a Level Three financial instrument for purposes of fair value measurement. See Note 10 - “Fair Value” for additional information.
Translation of Foreign Currency.
Our foreign subsidiary uses the British Pound Sterling, which is the local currency of the country in which it is located, as its functional currency. Its assets and liabilities are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. A cumulative translation loss of $0.01 million was reported as other comprehensive loss on the accompanying unaudited

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2014. A cumulative translation loss of $0.1 million was reported as accumulated other comprehensive income for the nine months ended September 30, 2013. Revenues and expenses are translated at the average rates during the period. For transactions that are not denominated in the functional currency, we recognized less than $0.1 million as foreign currency transaction expense in the determination of net loss for the nine months ended September 30, 2014 and less than $0.1 million as foreign currency transaction income in the determination of net loss for the nine months ended September 30, 2013.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 5,524,030 and 3,727,541 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2014 and 2013, respectively. The options, warrants and conversion rights that were exercisable during the three and nine months ended September 30, 2014 and 2013 were not included in the computation of diluted loss per share because the effect would be anti-dilutive due to the net loss.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. This ASU will replace most existing revenue recognition guidance in generally accepted accounting principles in the U.S. when it becomes effective on January 1, 2017. Early application is not permitted, but the standard permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method and are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

3. SALE OF PRODUCT LINE
On July 1, 2014, we entered into a Surveyor Kit Patent, Technology, and Inventory Purchase Agreement (the “Purchase Agreement”) with Integrated DNA Technologies, Inc. (“IDT”). Pursuant to the Purchase Agreement, on July 1, 2014, we transferred and sold to IDT all of our right, title and interest in and to our Surveyor Kits product line and related technology, including, without limitation, all patents, patent applications, licenses, technology, know-how and trademarks relating to the Surveyor Kits product line technology and our inventory of Surveyor products (collectively, the “Surveyor Technology”).
In consideration for the purchase of the Surveyor Technology, IDT paid us an initial payment of $3.65 million. IDT will pay us an additional amount equal to an aggregate of $600,000 in four equal installments, the first of which was required to be made by, and was received on, October 1, 2014, and the last of which must be made by July 1, 2015. Additionally, if net sales of the Surveyor Kits by IDT exceed a certain threshold during the period beginning on October 1, 2014 and ending on September 30, 2015, IDT will be obligated to pay us an additional earn-out payment equal to a percentage of the net sales exceeding the threshold that is in the middle double digits.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

Pursuant to the Purchase Agreement, IDT granted us a worldwide, irrevocable, exclusive, fully paid-up, royalty-free, transferable right and license to the Surveyor Technology for clinical uses, including, without limitation, the provision of diagnostic and pharmaceutical services and any other clinical uses in connection with our Laboratory Services segment.
In the quarter ended September 30, 2014, we recorded a gain on the sale of the Surveyor Technology of approximately $4.1 million, based on the net proceeds in excess of the total divested net assets.

4. INVENTORIES
Inventories (net of allowance for obsolescence) consisted of the following:

	Dollars in Thousands
	September 30, 2014	December 31, 2013
Finished goods	$2,555	$2,978
Raw materials and work in process	1,384	1,567
Demonstration inventory	289	211
	$4,228	$4,756
Less allowance for obsolescence	(638)	(799)
Total	$3,590	$3,957

5. INTANGIBLES AND OTHER ASSETS
Long-lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangibles—technology	$9,009	$3,790	$5,219	$9,009	$3,175	$5,834
Intangibles—assay royalties	1,434	768	666	1,434	614	820
Intangibles—third party payor relationships	367	92	275	367	73	294
Intangibles—tradenames and trademarks	824	321	503	824	233	591
Intangibles—customer relationships	652	87	565	652	54	598
Intangibles—covenants not to compete	184	123	61	184	77	107
Patents	1,209	384	825	1,153	336	817
Intellectual property	266	68	198	170	36	134
	$13,945	$5,633	$8,312	$13,793	$4,598	$9,195

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

Estimated Useful Life
Technology	7-10 years
Assay royalties	7 years
Third party payor relationships	15 years
Tradenames and trademarks	7 years
Customer relationships	15 years
Covenants not to compete	3 years
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.3 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively. Amortization expense for intangible assets was $1.0 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively. Amortization expense for intangible assets is expected to be $1.4 million, $1.4 million, $1.3 million, $1.3 million and $1.0 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

Based on the length of time our technology is expected to be used and an evaluation of the lives of similar technology in the industry, effective January 1, 2014, we increased the estimated useful lives of certain technologies acquired in 2010 and 2012 from 7 years to 10 years, which decreased loss from operations by $0.1 million and net loss by $0.1 million, or $0.01 per basic and diluted share, for the three months ended September 30, 2014.

6.         DEBT

	Dollars in Thousands
	September 30, 2014	December 31, 2013
Revolving Line of Credit(1)	$3,000	$2,560
Term Loan(2)	3,994	4,000
Total debt, including short-term debt	6,994	6,560
Current maturities of long-term debt	(1,383)	(242)
Long-term debt, net of current maturities	$5,611	$6,318

On March 13, 2013 (the “Effective Date”), we entered into a Loan and Security Agreement with affiliates of Third Security, LLC (the “Lenders”) for (a) a revolving line of credit (the “Revolving Line”) with borrowing availability of up to $4.0 million, subject to reduction based on our eligible accounts receivable, and (b) a term loan (the “Term Loan” and, together with the Revolving Line, the “Loan Agreement”) of $4.0 million. Proceeds were used to pay off a three year senior secured promissory note payable to PGxHealth, LLC, which was entered into on December 29, 2010 in conjunction with our acquisition of the FAMILION family of genetic tests, and for general corporate and working capital purposes.
On August 2, 2013, we entered into an amendment to the Loan Agreement (the “Amendment”). The Amendment, which became effective as of June 30, 2013, reduced our future minimum revenue covenants under the Loan Agreement and modified the interest rates applicable to the amounts advanced under the Revolving Line.

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

On March 3, 2014, we entered into a fourth amendment to the Loan Agreement (the “Fourth Amendment”). The Fourth Amendment provides that we will not be required to make any principal or interest payments under the Term Loan for the period from March 1, 2014 through March 31, 2015. Accordingly, pursuant to the Loan Agreement as amended by the Fourth Amendment, the next principal and interest payment under the Term Loan will be due on April 1, 2015. The interest on the debt that is being deferred, and not paid, is being capitalized as part of the Term Loan. As of September 30, 2014, the amount of interest that has been capitalized is $0.2 million.

On October 22, 2014, we entered into a fifth amendment to the Loan Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the parties amended certain provisions of the Loan Agreement, including reducing the minimum liquidity and revenue covenants under the Loan Agreement. The Fifth Amendment also reduced the aggregate amount that we may borrow under the Revolving Line from $4.0 million to $3.0 million. See Note 13 - “Subsequent Events” for additional information.

(1)
Revolving Line of Credit. Amounts advanced under the Revolving Line initially bore interest at an annual rate equal to the greater of (a) 4.25% or (b) the Wall Street Journal prime rate plus 1%. Interest is payable on a monthly basis, with the balance payable at the maturity of the Revolving Line. Under the Amendment, amounts advanced under the Revolving Line bear interest at an annual rate equal to the greater of (x) 6.25% or (y) the Wall Street Journal prime rate plus 3%. The current interest rate is 6.25%. Under the Loan Agreement, we paid the Lenders an upfront fee of $20,000, and will pay the Lenders an additional commitment fee of $20,000 on each one-year anniversary of the Effective Date during the term of the Revolving Line. In addition, a fee of 0.5% per annum is payable quarterly on the unused portion of the Revolving Line. The Revolving Line matures on September 1, 2016.

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

Additional Terms
The Loan Agreement contains affirmative and negative covenants. Under the Term Loan, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (a) pledge or otherwise encumber our assets other than to the Lenders, (b) enter into additional borrowings or guarantees, (c) repurchase our capital stock, or (d) enter into certain mergers or acquisitions without the Lenders’ consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders. As of September 30, 2014, we were in compliance with all financial covenants of the Loan Agreement, as amended by the Fifth Amendment.

To secure the repayment of any amounts borrowed under the Revolving Line and the Term Loan, we granted the Lenders a security interest in all of our assets. The occurrence of an event of default under the Loan Agreement could result in the acceleration of our obligations under the Loan Agreement, would increase the applicable interest rate under the Revolving Line or Term Loan (or both) by 5%, and would permit the Lenders to exercise remedies with respect to the collateral under the Loan Agreement.

7. COMMITMENTS AND CONTINGENCIES
From time to time we are subject to claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are approximately $0.3 million for the remainder of 2014, $1.0 million in 2015, $0.9 million in 2016, $0.8 million in 2017, $0.5 million in 2018 and $0.9 million thereafter.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

Rent expense for the nine months ended September 30, 2014 and 2013 was $0.7 million and $0.8 million, respectively. At September 30, 2014, firm commitments to vendors totaled $1.5 million.

8. INCOME TAXES
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
Income tax expense for the nine months ended September 30, 2014 was $0.5 million. Income tax expense for the nine months ended September 30, 2013 was $0.1 million. Our effective tax rate for the nine months ended September 30, 2014 was 6.14%, which is primarily the result of valuation allowances against the net operating losses for the U.S. and results in us not recording net deferred tax assets in the U.S.
Our goodwill is an indefinite-lived asset that is not amortized for financial reporting purposes. However, goodwill is tax deductible and therefore amortized for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of the goodwill. The resulting deferred tax liability, which is expected to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on our balance sheet indefinitely unless there is an impairment of the goodwill (for financial reporting purposes) or there is a disposal of the business to which the goodwill relates. During the nine months ended September 30, 2014, the amount of income tax expense related to the tax amortization of goodwill was $0.6 million. Of this amount, $0.4 million related to prior periods.
During each of the three and nine months ended September 30, 2014 and 2013, there were no material changes to the liability for uncertain tax positions.

9. STOCKHOLDERS’ EQUITY
Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance.
On February 2, 2012, we entered into definitive agreements with institutional and other accredited investors and raised approximately $22.0 million in a private placement financing (the “Private Placement”), which included an aggregate of $3.0 million in convertible notes issued in December 2011 to entities affiliated with Third Security, LLC, a related party, that automatically converted into shares of our common stock and warrants to purchase such common stock on the same terms as all investors in the Private Placement. Pursuant to the purchase agreement, we issued an aggregate of 1,583,333 shares of our common stock at a price per share of $12.00, as well as five-year warrants to purchase up to an aggregate of 823,333 shares of our common stock with an exercise price of $15.00 per share. In connection with the conversion of the convertible notes issued by us to the entities associated with Third Security, LLC, the entities received an aggregate of 250,000 shares of our common stock and 125,000 warrants on the same terms as all investors in the Private Placement. Craig-Hallum Capital Group LLC served as the sole placement agent for the offering. In consideration for services rendered as the placement agent in the offering, we agreed to (a) pay to the placement agent cash commissions equal to $1,330,000, or 7.0% of the gross proceeds received in the offering; (b) issue to the placement agent a five-year warrant to purchase up to 31,666 shares of our common stock (representing 2% of the shares sold in the Private Placement) with an exercise price of $15.00 per share and other terms that are the same as the terms of the warrants issued in the Private Placement; and (c) reimburse the placement agent for reasonable out-of-pocket expenses, including fees paid to the placement agent’s legal counsel, incurred in connection with the offering, which reimbursable expenses were not to exceed $125,000. The costs incurred to complete the Private Placement were recorded as a reduction in equity in the amount of $1.5 million. Net proceeds from this offering were used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
On January 24, 2013, we entered into a Securities Purchase Agreement with certain institutional and other accredited investors pursuant to which we: (a) sold to the investors an aggregate of 1,383,333 shares of our common stock at a price per share of $6.00 for aggregate gross proceeds of approximately $8.3 million; and (b) issued to the investors warrants to purchase up to an aggregate of 691,656 shares of our common stock with an exercise price of $9.00 per share (the “Offering”). The warrants may be exercised, in whole or in part, at any time from January 30, 2013 until January 30, 2018 and contain both cash and “cashless exercise” features. Affiliates of Third Security, LLC, a related party, purchased an aggregate of 500,000 shares of common stock

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

and warrants to purchase an aggregate of 250,000 shares of common stock in the Offering on the same terms as the other investors. Net proceeds from the Offering were used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
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
The Offering required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of the warrants decreased from $15.00 per share to $12.96 per share and the number of shares issuable upon exercise of the warrants increased from 948,333 to 1,097,600.
Common Stock Warrants.
During the nine months ended September 30, 2014 and 2013, we issued warrants to purchase 115,065 and 840,928 shares of common stock, respectively. None of the issued warrants were exercised during such periods. The warrants issued in the nine months ended September 30, 2014 were issued due to repricing requirements contained in the warrants issued in the Offering. The warrants issued in 2013 included warrants to purchase 691,656 shares of common stock, which were issued in connection with the Offering, and warrants to purchase 149,272 shares of common stock, which were issued due to repricing requirements contained in the warrants issued in the Private Placement. Warrants to purchase an aggregate of 2,335,348 shares of common stock were outstanding at September 30, 2014.

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

(2)
These warrants were issued in connection with the Private Placement completed in February 2012 and are classified as a liability in our financial statements. See Note 10 - “Fair Value” for additional information. These warrants also contain certain anti-dilution provisions that provide for an adjustment to the exercise price and number of shares issuable upon exercise of the warrant in the event that we engage in certain issuances of shares of our common stock at a price lower than the exercise price of the warrant.

(3)	These warrants were issued in connection with the Offering, which was completed in January 2013.
Issuance of Series B Preferred Stock

On March 5, 2014, we entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”) with affiliates of Third Security, LLC (the “2014 Third Security Investors”), pursuant to which we, in a private placement, sold and issued an aggregate of 1,443,297 shares of our Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), at a price per share of $4.85 for an aggregate purchase price of approximately $7.0 million. Each share of Series B Preferred Stock issued pursuant to the Series B Purchase Agreement is initially convertible into shares of our common stock at a rate of 1-for-1, which conversion rate is subject to further adjustment as set forth in the Certificate of Designation of Series B Convertible Preferred Stock.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

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
The Series B financing required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of the warrants decreased from $12.96 per share to $11.73 per share and the number of shares issuable upon exercise of the warrants increased from 1,097,600 to 1,212,665.

10. FAIR VALUE

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

Common Stock Warrant Liability.
Certain of our issued and outstanding warrants to purchase shares of common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability. The Common Stock Warrant Liability represents the fair value of the 1.2 million warrants issued in February 2012. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations. Management does not believe that this liability will be settled by a use of cash.
The Common Stock Warrant Liability is considered a Level 3 financial instrument and is valued using a Monte Carlo simulation model. This method is well suited to valuing options with non-standard features, such as anti-dilution protection. A Monte Carlo simulation model uses repeated random sampling to simulate significant uncertainty in inputs. Assumptions and inputs used in the valuation of the common stock warrants are broken down into four sections: Static Business Inputs; Static Technical Inputs; Simulated Business Inputs; and Simulated Technical Inputs.
Static Business Inputs include: our equity value, which was estimated using our stock price of $3.77 as of September 30, 2014; the amount of the down-round financing; the timing of the down-round financing; the expected exercise period of 2.36 years from the valuation date; and the fact that no other potential fundamental transactions are expected during the term of the common stock warrants.
Static Technical Inputs include: volatility of 55% and the risk-free interest rate of 0.83% based on the 2.5-year U.S. Treasury yield interpolated from the two-year and three-year U.S. Treasury bonds.
Simulated Business Inputs include: the probability of down-round financing, which was estimated to be 25% for simulated equity values below the down-round financing cut-off point.
Simulated Technical Inputs include: our equity value, which in periods 1-10 follows a geometric Brownian motion and is simulated over 10 independent six-month periods; and a down-round financing event that was randomly simulated in an iteration

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

based on the 25% discrete probability of a down-round financing for those iterations where our simulated equity value at the expected timing of a down-round financing event was below the down-round financing cut-off point.

During the three months ended September 30, 2014 and 2013, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	September 30, 2014	September 30, 2013
Beginning balance at July 1	$350	$300
Total gains or losses:
Recognized in earnings	50	—
Balance at September 30	$400	$300

During the nine months ended September 30, 2014 and 2013, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Beginning balance at January 1	$600	$900
Total gains or losses:
Recognized in earnings	(200)	(600)
Balance at September 30	$400	$300
The change in unrealized gains or losses of Level 3 liabilities was included in earnings and was reported in other income (expense) in our Statement of Operations.

11. STOCK OPTIONS

Stock Options.

The following table summarizes stock option activity during the nine months ended September 30, 2014:

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2014	565,028	$7.19
Granted	237,546	5.32
Forfeited	(57,034)	5.23
Expired	(545)	14.28
Balance at September 30, 2014	744,995	$6.75
Exercisable at September 30, 2014	264,089	$9.50

During the nine months ended September 30, 2014, we granted options to purchase 237,546 shares of our common stock at a weighted-average exercise price of $5.32 per share under our 2006 Equity Incentive Plan, as amended (the “Plan”). Options to purchase an aggregate of 494,417 shares of our common stock were granted during the nine months ended September 30, 2013.

As of September 30, 2014, there were 264,089 options exercisable and 480,906 options expected to vest, all with an aggregate intrinsic value of zero.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

Stock Appreciation Rights (“SARs”)

The following table summarizes SARs activity under the Plan during the nine months ended September 30, 2014:

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2014	138,333	$4.32
Balance at September 30, 2014	138,333	$4.32
Exercisable at September 30, 2014	47,033	$4.32

All outstanding SARs were issued solely to our executive officers.

As of September 30, 2014, 47,033 shares subject to outstanding SARs were exercisable and 91,300 shares were expected to vest. The weighted-average exercise price of these SARs was $4.32 per share and the aggregate intrinsic value was zero.

12. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
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

Segment information for the three months ended September 30, 2014 and 2013 was as follows:

	Dollars in Thousands
	Three Months Ended September 30, 2014
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$4,063	$2,309	$6,372
Gross Profit	1,781	434	2,215
Net (Loss) Income before Taxes	(3,305)	3,199	(106)
Income Tax Expense (Benefit)	41	(67)	(26)
Net (Loss) Income	$(3,346)	$3,266	$(80)
Depreciation/Amortization	$544	$45	$589
Interest Expense, net	$92	$70	$162

	September 30, 2014
Total Assets	$23,998	$6,850	$30,848

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

	Dollars in Thousands
	Three Months Ended September 30, 2013
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$4,112	$2,534	$6,646
Gross Profit	1,776	674	2,450
Net Loss before Taxes	(4,375)	(1,185)	(5,560)
Income Tax Expense (Benefit)	—	(8)	(8)
Net Loss	$(4,375)	$(1,177)	$(5,552)
Depreciation/Amortization	$606	$65	$671
Interest Expense, net	$96	$59	$155

	September 30, 2013
Total Assets	$23,648	$9,532	$33,180

Segment information for the nine months ended September 30, 2014 and 2013 was as follows:

	Dollars in Thousands
	Nine Months Ended September 30, 2014
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$11,594	$7,793	$19,387
Gross Profit	4,903	2,199	7,102
Net (Loss) Income before Taxes	(9,565)	1,887	(7,678)
Income Tax Expense (Benefit)	590	(119)	471
Net (Loss) Income	$(10,155)	$2,006	$(8,149)
Depreciation/Amortization	$1,422	$148	$1,570
Interest Expense, net	$282	$208	$490

	Dollars in Thousands
	Nine Months Ended September 30, 2013
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$12,551	$8,775	$21,326
Gross Profit	5,822	2,856	8,678
Net Loss before Taxes	(9,641)	(2,312)	(11,953)
Income Tax Expense	—	52	52
Net Loss	$(9,641)	$(2,364)	$(12,005)
Depreciation/Amortization	$1,815	$287	$2,102
Interest Expense, net	$314	$145	$459

Net sales for the three and nine months ended September 30, 2014 and 2013 by country were as follows:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2014 and 2013

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$5,102	$5,095	$14,735	$16,241
Italy	301	398	1,023	1,225
All Other Countries	969	1,153	3,629	3,860
Total	$6,372	$6,646	$19,387	$21,326
Other than the countries specifically identified above, no country individually accounted for more than 5% of total net sales.

Approximately 99% of our long-lived assets are located within the United States.

13. SUBSEQUENT EVENTS
Events or transactions that occur after the balance sheet date, but before the financial statements are complete, are reviewed to determine if they should be recognized.
Issuance of Common Stock
On October 22, 2014, we entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which we, in a private placement, issued and sold to the Investors (the “2014 Private Placement”) an aggregate of 730,776 shares of our common stock at a price per share of $3.25 for an aggregate purchase price of approximately $2.375 million, and warrants to purchase up to an aggregate of 365,388 shares of our common stock with an initial exercise price of $4.00 per share that are exercisable for the period from April 22, 2015 through April 22, 2020. In connection with the 2014 Private Placement, we also issued a warrant to purchase up to an aggregate of 9,230 shares of our common stock to one advisor. The warrants issued in the 2014 Private Placement include both cash and “cashless exercise” features.
Amended Loan and Security Agreement
On October 22, 2014, we entered into the Fifth Amendment to the Loan Agreement. The Fifth Amendment reduces: (i) our future minimum liquidity and revenue covenants under the Loan Agreement, and (ii) the aggregate amount we may borrow under the Revolving Line from $4.0 million to $3.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, Medicare/Medicaid/insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, industry conditions, our ability to execute our operating plans, the success of our cost savings initiatives, the competitive environment and related market conditions, actions of governments and regulatory factors affecting our business, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative versions of these terms and other similar expressions.
You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 27, 2014.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 27, 2014. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be attained in the future.

Overview
We are a global biotechnology company advancing personalized medicine in the detection and treatment of cancer and inherited diseases through our proprietary molecular technologies and clinical and research services. We have two complementary business segments:

•
Laboratory Services. Our laboratories specialize in genetic testing for cardiology, neurology, mitochondrial disorders and oncology. Our Patient Testing laboratories located in New Haven, Connecticut and Omaha, Nebraska are certified under the Clinical Laboratory Improvement Amendment as high complexity labs and our Omaha facility is also accredited by the College of American Pathologists. Our Biomarker Identification laboratory located in Omaha, Nebraska also provides pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical companies. Our laboratories employ a variety of genomic testing service technologies, including ICE COLD-PCR technology. ICE COLD-PCR is a proprietary platform technology that can be run in any laboratory with standard PCR technology and that enables detection of multiple unknown mutations from virtually any sample type, including tissue biopsies, blood, cell-free DNA and circulating tumor cells at levels greater than 1,000-fold higher than standard DNA sequencing techniques.

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

Third Quarter 2014 Overview and Recent Highlights
We are a global biotechnology company advancing personalized medicine in cardiology, oncology and inherited diseases through state-of-the-art diagnostic technologies, such as our revolutionary multiplexed ICE COLD-PCRTM, or MX-ICP, technology and state-of-the-art genetic tests provided through our Laboratory Services segment. We also provide specialized clinical and research services to biopharmaceutical companies developing targeted therapies and sell equipment, reagents and other consumables for applications in molecular testing and cytogenetics.
Our diagnostic technologies are designed to improve medical diagnoses and patient outcomes. Our strategy aims to optimize, through channel partnerships, the commercial potential of our assets aimed at large genetic testing markets. This allows us to focus resources on our areas of strength, including developing and marketing tests for rare genetic disorders and other genetic-mediated conditions in the U.S., where we are a market leader, and developing biomarkers, genetic tests and companion diagnostics using proprietary technology that is unequalled for the identification and detection of low-level genetic mutations and is a prerequisite for improved diagnosis and treatment of cancer and other diseases.
On July 2, 2014, we announced that we had entered into an agreement to sell to Integrated DNA Technologies, Inc., or IDT, rights to our Surveyor Kits product line and related technology for a minimum of $4.25 million. As part of the agreement, IDT is exclusively sublicensing rights for all clinical and diagnostic applications of the Surveyor technology back to us. This sale to IDT for the non-core research market has allowed us to generate cash to support our high-potential initiatives and focus resources on our core businesses, while securing access to the Surveyor technology for high-value clinical and pharmaceutical applications.
During the third quarter of fiscal year 2014, we continued to make progress in implementing key initiatives to leverage our products, distinctive technologies and infrastructure and expertise with the goal of achieving leadership in the rapidly growing field of personalized medicine. An important element of our strategy is to focus resources on key growth areas for the company, including the redeployment of underutilized, non-core assets to sharpen our focus and generate non-dilutive resources to help fund our growth. The divestiture of our Surveyor Kits product line in the quarter ended September 30, 2014 illustrates that we are now successfully implementing this strategy. Management has also been more proactive in reaching out to current investors and sharing our story with new investors by participating in a number of investor conferences during the third quarter of fiscal year 2014. Most significantly, after the close of the quarter ended September 30, 2014, we reported two separate developments that we believe mark the start of the commercialization phase of our MX-ICP technology, which has the potential to enable the widespread adoption of personalized medicine for cancer and other serious diseases.
Specifically, on October 30, 2014, we announced an important research agreement with the University of Melbourne under the direction of renowned molecular pathology researcher Paul Waring. In the first study under this research agreement, Professor Waring and his team are seeking to confirm that the ultra-high sensitivity of MX-ICP produces results that are clinically valuable for the routine diagnosis and treatment of cancer. We are optimistic that the study will be successful in validating the practical value of our technology and help differentiate it from results generated with traditional Sanger and next-generation sequencing platforms. In the next phase of the project, the Melbourne researchers will work to validate the ability of MX-ICP to detect cancer mutilations with high sensitivity using liquid biopsies based on patient blood or plasma rather than tumor biopsies. Prior research indicates that our MX-ICP technology should perform well in these studies. We expect these validation studies conducted by the University of Melbourne’s highly respected researchers will be very valuable in helping us to achieve the full clinical and commercial potential of this breakthrough, enabling technology.
In addition, during our October 30, 2014 financial results conference call, we reported signing the first commercial agreement with a leading biopharmaceutical company to use our MX-ICP for biomarker identification and drug discovery and development. It is the first of what we expect to be many business relationships we will establish for the use of MX-ICP technology. Our Laboratory Services segment will conduct this initial study using MX-ICP to detect certain cancer-associated mutations using plasma samples from oncology patients. We are optimistic that many researchers in both the biopharmaceutical industry and academia will be eager to use MX-ICP for research and in commercial applications once they have the opportunity to assess its performance first hand.
On October 22, 2014, we announced that we had raised gross proceeds of $2.375 million in a private placement financing with a syndicate of new and existing investors. We issued and sold to the investors an aggregate of 730,776 shares of our common stock at a price per share of $3.25 for an aggregate purchase price of approximately $2.375 million, and warrants to purchase up to an aggregate of 365,388 shares of our common stock with an initial exercise price of $4.00 per share. In connection with this private placement, we also issued a warrant to purchase up to an aggregate of 9,230 shares of common stock to one advisor. The proceeds of the financing will be used for general corporate and working capital purposes, including activities supporting our MX-ICP technology. Our goal with this financing was to supplement our current cash reserves in a limited way, bridging the gap between our short-term cash needs and a number of monetization activities we are pursuing that are expected to generate non-dilutive cash in the near-to-mid-term.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At September 30, 2014, we had cash and cash equivalents of $0.9 million. We believe that our access to sources of liquidity, including the proceeds from the private placement that was consummated on October 22, 2014, are sufficient to meet expected cash needs for at least the next 12 months.
The uncertainty of current general economic conditions could negatively impact our business in the future. There are many factors that affect the market demand for our products and services that we cannot control. Demand for the products of our Genetic Assays and Platforms segment is affected by the needs and budgetary resources of research institutions, universities and hospitals. The instrument purchase represents a significant expenditure by these types of customers and often requires a long sales cycle. These customers may not have the funding available to purchase our instruments. Competition and new instruments in the marketplace also may impact our sales. Our Laboratory Services segment is dependent upon reimbursement from government and private payors that continually look for ways to reduce costs, including by unilaterally reducing reimbursement for services such as those that we provide. The government issued new reimbursement codes in 2013, which were set at pricing levels that were generally lower than the levels for identical tests in 2012. Certain private payors also used the issuance of the new codes as an opportunity to unilaterally lower their reimbursement rates. There are no assurances that reimbursements from certain of these providers will remain at levels that will allow us to be profitable.
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

Results of Operations
Net sales for the three months ended September 30, 2014 decreased by $0.3 million, or 4%, compared to the same period in 2013. During the three months ended September 30, 2014, net sales from our Laboratory Services segment decreased by less than $0.1 million compared to the same three month period in 2013. Net sales in our Genetic Assays and Platforms segment decreased $0.2 million for the three months ended September 30, 2014 compared to the same period in 2013. Our gross profit margin decreased to 35% for the three months ended September 30, 2014 from 37% for the three months ended September 30, 2013. Loss from operations was $4.0 million for the three months ended September 30, 2014, compared to $5.4 million for the three months ended September 30, 2013.
Three Months Ended September 30, 2014 and 2013
Net Sales. Net sales for the three months ended September 30, 2014 decreased by $0.3 million, or 4%, compared to the same period in 2013. Net sales performance in each of our segments was as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2014	2013	$	%
Laboratory Services	$4,063	$4,112	$(49)	(1)%
Genetic Assays and Platforms	2,309	2,534	(225)	(9)%
Total Net Sales	$6,372	$6,646	$(274)	(4)%
Net sales for our Laboratory Services segment decreased by less than $0.1 million, or 1%, during the three months ended September 30, 2014 as compared to the same period in 2013. The decrease reflects lower sales of our contract laboratory services, partially offset by higher sales of patient tests, spurred by a number of new products launched in late 2013.

Net sales for our Genetic Assays and Platforms segment were $2.3 million for the three months ended September 30, 2014, which represented a decrease of $0.2 million as compared to the same period in 2013. The decrease in net sales primarily resulted from lower bioconsumables sales in the three months ended September 30, 2014 due to the fact that we sold our Surveyor Kits product line at the beginning of the quarter. This decrease was partially offset by higher instrument sales.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with operations of our Laboratory Services segment.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2014	2013	2014	2013
Laboratory Services	$1,781	$1,776	44%	43%
Genetic Assays and Platforms	434	674	19%	27%
Gross Profit	$2,215	$2,450	35%	37%
Gross profit was $2.2 million, or 35% of total net sales, during the third quarter of 2014, compared to $2.5 million, or 37% of total net sales, during the same quarter of 2013. During the three months ended September 30, 2014, the gross margin for our Laboratory Services segment was 44%, as compared to 43% in the same period of 2013. This increase in gross margin resulted from an increased volume in patient tests during the three months ended September 30, 2014, partially offset by lower volumes in our Biomarker Identification laboratory. The gross margin for our Genetic Assays and Platforms segment decreased to 19% for the three months ended September 30, 2014 from 27% in the same period of 2013 due to decreased revenue resulting from the sale of our Surveyor Kits product line.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $1.6 million to $5.6 million from $7.2 million during the three month period ended September 30, 2014 as compared to the same period in 2013. The decrease was due to a lower bad debt provision in the third quarter of 2014 as compared to the third quarter of 2013, partially offset by higher stock compensation costs.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For each of the three months ended September 30, 2014 and 2013, research and development expenses totaled $0.6 million. Research and development expenses totaled 10% and 9% of net sales during the three months ended September 30, 2014 and 2013, respectively.
Other Income (Expense). For the three months ended September 30, 2014, other income and expense included other income of $4.1 million which was recorded as a result of the sale of our Surveyor Kits product line during the third quarter of 2014. Other expense for each of the three months ended September 30, 2014 and 2013 includes interest expense of $0.2 million. In addition, other expense for the three months ended September 30, 2014 included the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The expense associated with the change in fair value of the warrants is a non-cash item.
Income Tax Expense (Benefit). Net income tax benefit for the three months ended September 30, 2014 and 2013 was less than $0.1 million for both periods. The net income tax benefit for the three months ended September 30, 2014 included approximately $0.1 million of deferred income tax expense for a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset. We expect this deferred income tax expense to be approximately $0.2 million annually going forward.
Nine Months Ended September 30, 2014 and 2013
Net Sales. Net sales for the nine months ended September 30, 2014 decreased by $1.9 million, or 9%, compared to the same period in 2013. Net sales performance in each of our segments was as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
Laboratory Services	$11,594	$12,551	$(957)	(8)%
Genetic Assays and Platforms	7,793	8,775	(982)	(11)%
Total Net Sales	$19,387	$21,326	$(1,939)	(9)%
Net sales for our Laboratory Services segment decreased by $1.0 million, or 8%, during the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease reflects a decline in contract laboratory service revenues and also resulted from a higher than usual level of sales in the first half of 2013 that resulted from working down a backlog of Nuclear Mitome tests from the previous year. The decrease was partially offset by increased patient testing volume in our core Laboratory Services segment business for the nine months ended September 30, 2014 as compared to the same period of 2013.
Net sales for our Genetic Assays and Platforms segment of $7.8 million represented a decrease of $1.0 million, or 11%, during the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in net sales was due to lower instrument sales.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with operations of our Laboratory Services segment.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2014	2013	2014	2013
Laboratory Services	$4,903	$5,822	42%	46%
Genetic Assays and Platforms	2,199	2,856	28%	33%
Gross Profit	$7,102	$8,678	37%	41%
Gross profit was $7.1 million, or 37% of total net sales, during the nine months ended September 30, 2014, compared to $8.7 million, or 41% of total net sales, during the same period of 2013. During the nine months ended September 30, 2014, the gross margin for our Laboratory Services segment declined to 42%, as compared to 46% in the same period of 2013, as a result of lower sales in our contract laboratory group, which has a relatively fixed cost structure. The gross margin for our Genetic Assays and Platforms segment decreased to 28% for the nine months ended September 30, 2014 from 33% in the same period of 2013 due to lower revenues from instrument sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $2.1 million to $16.4 million from $18.5 million during the nine month period ended September 30, 2014 compared to the same period in 2013. The decrease was due to lower bad debt provisions and lower amortization costs in the first nine months of 2014 as compared to the same period of 2013, along with lower salaries and employee-related costs in our Laboratory Services segment sales force. These decreases were partially offset by increased stock compensation costs.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the nine months ended September 30, 2014 and 2013, these costs totaled $2.2 million and $2.3 million, respectively. Research and development expenses totaled 11% of net sales during each of the nine months ended September 30, 2014 and 2013.
Other Income (Expense). For the nine months ended September 30, 2014, net other income included other income of $4.1 million which was recorded as a result of the sale of our Surveyor Kits product line during the third quarter of 2014. In addition, other income for each of the nine months ended September 30, 2014 and 2013 included the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income associated with the change in fair value of the warrants is a non-cash item. Net other income for each of the nine months ended September 30, 2014 and 2013 included interest expense of $0.5 million.

Income Tax Expense. Net income tax expense for the nine months ended September 30, 2014 and 2013 was $0.5 million and $0.1 million, respectively. Net income tax expense for the nine months ended September 30, 2014 included approximately $0.6 million of deferred income tax expense for a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset. We expect this deferred income tax expense to be approximately $0.2 million annually going forward.

Liquidity and Capital Resources
Our working capital positions at September 30, 2014 and December 31, 2013 were as follows:

	Dollars in Thousands
	September 30, 2014	December 31, 2013	Change
Current assets (including cash and cash equivalents of $880 and $1,626, respectively)	$13,690	$11,835	$1,855
Current liabilities	9,810	8,625	1,185
Working capital	$3,880	$3,210	$670
Historically, we have operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to finance our operating losses through borrowings or from the issuance of additional equity. At September 30, 2014, we had cash on hand of $0.9 million. On March 3, 2014, we entered into a fourth amendment to the Loan and Security Agreement dated March 13, 2013, entered into among us and affiliates of Third Security, LLC (the “Loan Agreement”). The fourth amendment provides that we will not be required to make any principal or interest payments under the term loan governed by the Loan Agreement for the period from March 1, 2014 through March 31, 2015. Accordingly, pursuant to the Loan Agreement, as amended by the fourth amendment, the next principal and interest payment under the term loan will be due on April 1, 2015. On March 5, 2014, we sold and issued an aggregate of 1,443,297 shares of our Series B Convertible Preferred Stock at a price per share of $4.85 for an aggregate purchase price of approximately $7.0 million. Net proceeds were used to pay down the revolving credit line governed by the Loan Agreement, which can be redrawn by us, and for working capital purposes. On July 1, 2014, we sold our Surveyor Kits product line and related technology for a minimum of $4.25 million, comprised of an initial payment of $3.65 million and an additional amount equal to an aggregate of $600,000 in four equal installments, the first of which was required to be made by October 1, 2014, and the last of which must be made by July 1, 2015. On October 22, 2014, we raised gross proceeds of approximately $2.375 million in a private placement with certain accredited investors, pursuant to which we issued and sold 730,776 shares of our common stock at a price per share of $3.25. We cannot be certain that we will be able to increase our net sales, further reduce our expenses or raise additional capital in the future. However, we believe that existing sources of liquidity as of September 30, 2014, along with net proceeds from the October 2014 private placement, are sufficient to meet expected cash needs. Accordingly, we believe that we have access to sufficient liquidity to continue our operations for at least the next 12 months.
Please see Note 6 - “Debt” and Note 7 - “Commitments and Contingencies” to the notes to our accompanying unaudited condensed consolidated financial statements for additional information regarding our outstanding debt and debt servicing obligations.

Analysis of Cash Flows - Nine Months Ended September 30, 2014 and 2013
Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by $0.7 million during the nine months ended September 30, 2014, compared to a decrease of $0.5 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we used cash of $11.2 million in operating activities, which was partially offset by cash provided by investing activities of $3.5 million and cash provided by financing activities of $7.0 million. In the nine months ended September 30, 2013, net cash used in operating activities was $6.3 million, and net cash used in investing activities was $1.6 million, which was offset by cash provided by financing activities of $7.5 million.
Cash Flows Used in Operating Activities. Cash flows used in operating activities totaled $11.2 million during the nine months ended September 30, 2014, compared to cash flows used in operating activities of $6.3 million during the nine months ended September 30, 2013. The cash flows used in operating activities in the first nine months of 2014 included the net loss of $8.1 million and an increase in accounts receivable of $4.9 million, offset by non-cash items, including the provision for losses on doubtful accounts of $2.7 million, stock option expense of $1.0 million and depreciation and amortization of $1.6 million. The cash flows used in operating activities in the first nine months of 2013 included the net loss of $12.0 million and an increase in accounts receivable of $1.5 million, offset by non-cash items, including the provision for losses on doubtful accounts of $5.2 million, stock option expense of $0.2 million and depreciation and amortization of $2.1 million.

Cash Flows Provided by (Used in) Investing Activities. Cash flows provided by investing activities totaled $3.5 million during the nine months ended September 30, 2014, compared to cash flows used in investing activities of $1.6 million during the same period of 2013. Cash flows provided by investing activities in the first nine months of 2014 included proceeds from the sale of our Surveyor Kits product line of $3.7 million, offset by purchases of property and equipment of $0.1 million. Cash flows used in investing activities in the first nine months of 2013 included payments made in connection with the acquisition of ScoliScore assets of $0.8 million and purchases of property and equipment of $0.5 million.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $7.0 million for the nine months ended September 30, 2014, which included the proceeds from the issuance of Series B Convertible Preferred Stock and net borrowing on our debt, partially offset by payments on our capital lease obligations. Cash flows provided by financing activities during the nine months ended September 30, 2013 included the proceeds from the issuance of common stock and net borrowing on our debt, partially offset by payments on our capital lease obligations.

Off-Balance Sheet Arrangements
At each of September 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the normal course of business as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 27, 2014.

Critical Accounting Policies and Estimates
Accounting policies used in the preparation of our consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 27, 2014.

Recently Issued Accounting Pronouncements
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 27, 2014. There have been no changes to those accounting pronouncements listed except as noted in Note 2 - “Summary of Significant Accounting Policies-Recent Accounting Pronouncements” to the notes to our accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures. Management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our

Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission on March 27, 2014.

Item 6.	Exhibits

(a)	Exhibits

†2.1
Asset Purchase Agreement among the Registrant, Scoli Acquisition Sub, Inc. and Axial Biotech, Inc. dated August 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012).

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

3.2
Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2012).

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

*10.1	Surveyor Kit Patent, Technology, and Inventory Purchase Agreement, dated as of July 1, 2014, by and between the Registrant and Integrated DNA Technologies, Inc.

31.1	Certification of Paul Kinnon, President, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Paul Kinnon, President, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	The Registrant has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSGENOMIC, INC.

Date:	November 12, 2014	By:	/S/ PAUL KINNON
Paul Kinnon President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)