Form 10-Q
period 2015-03-31
TRANSGENOMIC INC
filed 2015-05-14
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 21, 2015, the number of shares of common stock outstanding was 12,161,156.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2015	December 31,
	(unaudited)	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,379	$1,609
Accounts receivable, net	8,345	7,627
Inventories, net	2,984	3,005
Other current assets	1,524	1,191
Total current assets	18,232	13,432
PROPERTY AND EQUIPMENT:
Equipment	11,311	11,369
Furniture, fixtures & leasehold improvements	3,875	3,877
	15,186	15,246
Less: accumulated depreciation	(13,891)	(13,764)
	1,295	1,482
OTHER ASSETS:
Goodwill	6,918	6,918
Intangibles, net	7,854	7,964
Other assets	192	210
	$34,491	$30,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$523	$462
Accounts payable	5,008	4,871
Accrued compensation	980	1,129
Accrued expenses	2,368	2,550
Deferred revenue	1,121	1,035
Other liabilities	1,067	1,068
Total current liabilities	11,067	11,115
LONG TERM LIABILITIES:
Long-term debt, less current maturities	7,925	7,375
Common stock warrant liability	290	145
Accrued preferred stock dividend	3,461	3,130
Other long-term liabilities	1,703	1,688
Total liabilities	24,446	23,453
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, 4,029,502 shares issued and outstanding	40	40
Common stock, $0.01 par value, 150,000,000 shares authorized, 11,857,078 and 8,084,471 shares issued and outstanding, respectively (1)	119	81
Additional paid-in capital (1)	196,540	189,680
Accumulated other comprehensive income	306	340
Accumulated deficit	(186,960)	(183,588)
Total stockholders’ equity	10,045	6,553
	$34,491	$30,006
(1) The shares of common stock and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
NET SALES	$6,513	$6,251
COST OF GOODS SOLD:	3,539	3,757
Gross profit	2,974	2,494
OPERATING EXPENSES:
Selling, general and administrative	5,054	5,288
Research and development	567	745
	5,621	6,033
LOSS FROM OPERATIONS	(2,647)	(3,539)
OTHER INCOME (EXPENSE):
Interest expense, net	(190)	(182)
Warrant revaluation	(145)	50
Other, net	(13)	—
	(348)	(132)
LOSS BEFORE INCOME TAXES	(2,995)	(3,671)
INCOME TAX EXPENSE	46	505
NET LOSS	$(3,041)	$(4,176)
PREFERRED STOCK DIVIDENDS	(331)	(230)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,372)	$(4,406)
BASIC AND DILUTED LOSS PER COMMON SHARE (1)	$(0.36)	$(0.60)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (1)	9,392,851	7,353,695
(1) Net loss per share and the number of shares used in the per share calculations for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net Loss	$(3,041)	$(4,176)
Other comprehensive income (loss) - foreign currency translation adjustment	(34)	12
Comprehensive Loss	$(3,075)	$(4,164)

 See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended
 March 31, 2015
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock (1)
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2014	2,586,205	$26	7,353,695	$73	$179,459	$(168,502)	$390	$11,446
Net loss	—	—	—	—	—	(13,942)	—	(13,942)
Foreign currency translation adjustment	—	—	—	—	—	—	(50)	(50)
Non-cash stock-based compensation	—	—	—	—	977	—	—	977
Private placement, net	—	—	730,776	8	2,353	—	—	2,361
Preferred stock agreement	1,443,297	14	—	—	6,891	—	—	6,905
Dividends on preferred stock	—	—	—	—	—	(1,144)	—	(1,144)
Balance, December 31, 2014	4,029,502	$40	8,084,471	$81	$189,680	$(183,588)	$340	$6,553
Net loss	—	—	—	—	—	(3,041)	—	(3,041)
Foreign currency translation adjustment	—	—	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	—	—	134	—	—	134
Private placement, net	—	—	3,573,899	36	6,353	—	—	6,389
Conversion of convertible promissory note	—	—	198,708	2	373	—	—	375
Dividends on preferred stock	—	—	—	—	—	(331)	—	(331)
Balance, March 31, 2015	4,029,502	$40	11,857,078	$119	$196,540	$(186,960)	$306	$10,045
(1) The common stock shares and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(3,041)	$(4,176)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	553	493
Stock-based compensation	114	331
Provision for losses on doubtful accounts	988	673
Provision for losses on inventory obsolescence	—	55
Warrant revaluation	145	(50)
Loss on sale of fixed assets	14	—
Deferred interest	60	—
Deferred tax provision	41	509
Changes in operating assets and liabilities:
Accounts receivable	(1,734)	(1,542)
Inventories	(28)	(149)
Other current assets	(591)	263
Accounts payable	144	(203)
Accrued expenses and other liabilities	(178)	(70)
Net cash flows used in operating activities	(3,513)	(3,866)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(10)	(45)
Other assets	10	(48)
Net cash flows provided by (used in) investing activities	—	(93)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(19)	(57)
Issuance of preferred stock, net	—	6,970
Issuance of common stock, net	6,389	—
Proceeds from borrowings	923	1,400
Principal payment on note payable	—	(4,242)
Net cash flows provided by financing activities	7,293	4,071
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(10)	5
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,770	117
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,609	1,626
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,379	$1,743
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$67	$157
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Dividends accrued on preferred stock	$331	$230
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2015 and 2014

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

MX-ICP is a simple, proprietary technology that amplifies the ability to detect genetic mutations by 100 - 400 fold. This technology has been validated internally on all currently available sequencing platforms, including Sanger, Next Gen Sequencing and Digital PCR. By enhancing the level of detection of genetic mutations and suppressing the normal, “wild-type” DNA, several benefits are provided. It is generally understood that most current technologies are unable to consistently identify mutations that occur in less than approximately 5% of a sample. However, many mutations found at much lower levels, even down to 0.01%, are known to be clinically relevant and can have significant consequences to a patient: both in terms of how they will respond to a given drug or treatment and how a given tumor is likely to change over time. More importantly, in our view, significantly improving the level of detection while using blood, saliva and even urine as a source for DNA, rather than depending on painful, expensive and potentially dangerous tumor biopsies, is an important advancement in patient care with respect to cancer detection, treatment and monitoring of the disease and can result in significant cost savings for the healthcare system by replacing invasive procedures with the simple collection of blood or other bodily fluid. By broadening the types of samples that can be used for testing and allowing all sequencing platforms to provide improved identification of low level mutations, MX-ICP has the potential to make testing much more patient friendly, enable genetic monitoring of disease progression and more effectively guide treatment protocols, and reduce the overall cost of diagnosis and monitoring while also improving patient outcomes.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

activities for the past few years. As of March 31, 2015, the Company had working capital of approximately $7.2 million. The Company’s ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company cannot be certain that additional financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited balance sheet as of that date. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2015. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2015.
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
Fair Value.
Unless otherwise specified, book value approximates fair market value. The common stock warrant liability is recorded at fair value. See Note 9 - “Fair Value” for additional information.
Cash and Cash Equivalents.
Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of March 31, 2015.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts during the three months ended March 31, 2015 and 2014:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended March 31, 2015	$7,947	$1,532	$(286)	$9,193
Three Months Ended March 31, 2014	$3,838	$673	$(971)	$3,540
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

The following is a summary of activity for the allowance for obsolete inventory during the three months ended March 31, 2015 and 2014:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended March 31, 2015	$628	$—	$(27)	$601
Three Months Ended March 31, 2014	$799	$55	$(5)	$849
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
Depreciation expense related to property and equipment was $0.1 million for each of the three months ended March 31, 2015 and 2014. Included in depreciation expense for each of the three months ended March 31, 2015 and 2014 was $0.1 million related to equipment acquired under capital leases.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

Goodwill.
Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may impact goodwill. Impairment occurs when the carrying value is determined to be not recoverable, thereby causing the carrying value of the goodwill to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. No events have transpired in the three months ended March 31, 2015 that would require an impairment analysis prior to our scheduled review.
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have 10-year contractual terms. Unvested awards as of March 31, 2015 had vesting periods of one or three years from the date of grant. None of the awards outstanding at March 31, 2015 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed over the service period of the awards.
During the three months ended March 31, 2015 and 2014, we recorded compensation expense of $0.1 million and $0.3 million, respectively, within selling, general and administrative expense. As of March 31, 2015, the unrecognized compensation expense related to unvested stock awards was $0.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.
We granted 12,350 stock options during the quarter ended March 31, 2015. The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.61% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 4.12 years, based on expected exercise activity behavior; and volatility of 86% based on the historical volatility of our common stock over a time that is consistent with the expected life of the option.
Included in the stock awards outstanding as of March 31, 2015 were stock appreciation rights (“SARs”) of 98,333. The SARs grants were issued solely to executive officers and these rights will vest over three years from the date of grant.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

For our Laboratory Services segment, net sales from Patient Testing laboratories are recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client, less the reserve for insurance, Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with our Patient Testing services. Adjustments to the allowances, based on actual receipts from third party payors, are reflected in the estimated contractual allowance applied prospectively. In our Biomarker Identification laboratory, we perform pharmacogenomics research services on a project-by project-basis. When we receive payment in advance, we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At each of March 31, 2015 and December 31, 2014, deferred net sales associated with pharmacogenomics research projects included in the balance sheet in deferred revenue was $0.3 million.
Net sales of products in our Genetic Assays and Platforms segment are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, is deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods, and net sales associated with these contracts are deferred and recognized ratably over the service period. At March 31, 2015 and December 31, 2014, deferred net revenue associated with our service contracts was $0.9 million and $0.7 million, respectively, and was included in the balance sheet in deferred revenue.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

Common Stock Warrants.
Certain of our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability (“Common Stock Warrant Liability”). The Common Stock Warrant Liability was initially recorded at fair value using a Monte Carlo simulation model. We are required to present these instruments at fair value at each reporting date and any changes in fair values are recorded as an adjustment to earnings. The Common Stock Warrant Liability is considered a Level Three financial instrument for purposes of fair value measurement. See Note 9 - “Fair Value” for additional information.
Translation of Foreign Currency.
Our foreign subsidiary uses the British Pound Sterling, which is the local currency of the country in which it is located, as its functional currency. Its assets and liabilities are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. A cumulative translation loss of thirty-four thousand dollars was reported as other comprehensive loss on the accompanying unaudited condensed consolidated statement of comprehensive loss for the three months ended March 31, 2015. A cumulative translation gain of twelve thousand dollars was reported as accumulated other comprehensive income for the three months ended March 31, 2014. Revenues and expenses are translated at the average rates during the period. For transactions that are not denominated in the functional currency, we recognized less than $0.1 million as foreign currency transaction expense in the determination of net loss for the three months ended March 31, 2015 and less than $0.1 million as foreign currency transaction expense in the determination of net loss for the three months ended March 31, 2014.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 8,248,953 and 5,523,975 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2015 and 2014, respectively. These were not included in the computation of diluted loss per share because the effect would be anti-dilutive due to the net loss.
Recent Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. ASU 2014-09 will replace most existing revenue recognition guidance in generally accepted accounting principles in the U.S. when it becomes effective on January 1, 2017. Early application is not permitted, but the standard permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method and are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016. ASU 2015-03 is not expected to have a material impact on our condition, results of operations or cash flows.

3. INVENTORIES
Inventories (net of allowance for obsolescence) consisted of the following:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

	Dollars in Thousands
	March 31, 2015	December 31, 2014
Finished goods	$2,108	$2,139
Raw materials and work in process	1,263	1,302
Demonstration inventory	214	192
	$3,585	$3,633
Less allowance for obsolescence	(601)	(628)
Total	$2,984	$3,005

4. INTANGIBLES AND OTHER ASSETS
Long-lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangibles—technology	$9,009	$4,201	$4,808	$9,009	$3,995	$5,014
Intangibles—assay royalties	1,434	870	564	1,434	819	615
Intangibles—third party payor relationships	367	104	263	367	98	269
Intangibles—tradenames and trademarks	824	380	444	824	351	473
Intangibles—customer relationships	652	109	543	652	98	554
Intangibles—covenants not to compete	184	153	31	184	138	46
Patents	1,188	345	843	1,198	385	813
Intellectual property	466	108	358	266	86	180
	$14,124	$6,270	$7,854	$13,934	$5,970	$7,964

Estimated Useful Life
Technology	7-10 years
Assay royalties	7 years
Third party payor relationships	15 years
Tradenames and trademarks	7 years
Customer relationships	15 years
Covenants not to compete	3 years
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.4 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively. Amortization expense for intangible assets is expected to be $1.4 million, $1.4 million, $1.4 million, $1.1 million and $0.9 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

5.         DEBT

	Dollars in Thousands
	March 31, 2015	December 31, 2014
Revolving Line of Credit(1)	$3,000	$3,000
Term Loan(2)	4,148	4,087
Convertible Promissory Notes (3)	1,300	750
Total debt	8,448	7,837
Current portion of long-term debt	(523)	(462)
Long-term debt, net of current maturities	$7,925	$7,375

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

(2)
Term Loan. We received $4.0 million under the Term Loan on the Effective Date. Pursuant to the terms of the Loan Agreement, as amended by the Sixth Amendment (as defined in “-Revolving Line and Term Loan” below), we made a principal payment of approximately $149,000 on April 1, 2015 and then will not be obligated to make monthly payments of principal to the Lenders until April 1, 2016. The current interest rate is 9.1%.

We paid the Lenders an upfront fee of $40,000 for the Term Loan, and will pay the Lenders an additional final payment of $120,000 at maturity or prepayment of the Term Loan. In addition, if we repay the Term Loan prior to maturity, we will pay the Lenders a prepayment penalty of 1% of the total outstanding balance under the Term Loan.

Additional Terms
The Loan Agreement contains affirmative and negative covenants. Under the Term Loan, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (a) pledge or otherwise encumber our assets other than to the Lenders, (b) enter into additional borrowings or guarantees, (c) repurchase our capital stock, or (d) enter into certain mergers or acquisitions without the Lenders’ consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders. As of March 31, 2015, we were in compliance with all financial covenants of the Loan Agreement, as amended by the Sixth Amendment.

To secure the repayment of any amounts borrowed under the Revolving Line and the Term Loan, we granted the Lenders a security interest in all of our assets. The occurrence of an event of default under the Loan Agreement could result in the acceleration of our obligations under the Loan Agreement, would increase the applicable interest rate under the Revolving Line or Term Loan (or both) by 5% and would permit the Lenders to exercise remedies with respect to the collateral under the Loan Agreement.

(3) Convertible Promissory Notes. The Notes accrue interest at a rate of 6% per year and mature on December 31, 2016. On April 21, 2015, $375,000 of the March 31, 2015 balance was converted into 304,078 shares of Company common stock in accordance with the terms of the Initial Note.

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
Three Months Ended March 31, 2015 and 2014

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

On March 3, 2014, we entered into a fourth amendment to the Loan Agreement (the “Fourth Amendment”). The Fourth Amendment provides that we will not be required to make any principal or interest payments under the Term Loan for the period from March 1, 2014 through March 31, 2015. The interest on the debt that is being deferred, and not paid, is being capitalized as part of the Term Loan. As of March 31, 2015, the amount of interest that has been capitalized is $0.4 million.

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

On April 1, 2015, we entered into a sixth amendment to the Loan Agreement (the “Sixth Amendment”). The Sixth Amendment provides, among other things, that (i) the Lenders will waive specified events of default under the terms of the Loan Agreement, (ii) commencing as of April 1, 2015, we will make monthly interest payments to the Lenders, (iii) we will not be obligated to make monthly payments of principal to the Lenders until April 1, 2016, (iv) we will be required to make an initial prepayment of a portion of the loan balance in the amount of approximately $149,000 on April 1, 2015 and one or more additional prepayments to the Lenders under the Loan Agreement upon the occurrence of certain events, as defined in the Loan Agreement, and (v) we will not be required to comply with the minimum liquidity ratio under the terms of the Loan Agreement until the earliest to occur of a specified event, as defined in the Loan Agreement, or March 31, 2016. The Sixth Amendment also extends the time period in which we must provide certain reports and statements to the Lenders and amends the circumstances pursuant to which we may engage in certain sales or transfers of its business or property without the consent of the Lenders. See Note 12 - “Subsequent Events” for additional information.

Convertible Promissory Notes.

On December 31, 2014, we entered into an Unsecured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which we agreed to issue and sell to the Investor in a private placement an unsecured convertible promissory note (the “Initial Note”). We issued the Initial Note in the aggregate principal amount of $750,000 to the Investor on December 31, 2014. The Initial Note accrues interest at a rate of 6% per year and matures on December 31, 2016. Under the Initial Note, the outstanding principal and unpaid interest accrued under the Initial Note is convertible into shares of common stock of the Company as follows: (i) commencing upon the date of issuance of the Initial Note (but no earlier than January 1, 2015), the Investor is entitled to convert, on a one-time basis, up to 50% of the outstanding principal and unpaid interest accrued under the Initial Note, into shares of common stock of the Company at a conversion price equal to the lesser of (a) the average closing price of the common stock on the principal securities exchange or securities market on which the Company’s common stock is then traded (the “Market”) for the 20 consecutive trading days immediately preceding the date of conversion, and (b) $2.20 (subject to adjustment for stock splits, stock dividends, other distributions, recapitalizations and the like); and (ii) commencing February 15, 2015, the Investor is entitled to convert, on a one-time basis, any or all of the remaining outstanding principal and unpaid interest accrued under the Initial Note, into shares of common stock of the Company at a conversion price equal to 85% of the average closing price of the Company's common stock on the Market for the 15 consecutive trading days immediately preceding the date of conversion.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

On January 15, 2015, the Company entered into a purchase agreement with seven accredited investors (the “Additional Investors”) and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, notes (the “Additional Notes”) in an aggregate principal amount of $925,000. The Additional Notes have the same terms and conditions as the Initial Note.

6. COMMITMENTS AND CONTINGENCIES
From time to time we are subject to claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are approximately $0.8 million for the remainder of 2015, $0.9 million in 2016, $0.8 million in 2017, $0.5 million in 2018, $0.2 million in 2019 and $0.6 million thereafter. Rent expense for each of the three months ended March 31, 2015 and 2014 was $0.2 million. At March 31, 2015, firm commitments to vendors totaled $1.2 million.

7. INCOME TAXES
We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for federal income tax returns related to tax years 2011 through 2014. We have state income tax returns subject to examination primarily for tax years 2011 through 2014. Open tax years related to foreign jurisdictions, primarily the United Kingdom, remain subject to examination for tax years 2011 through 2014.
Income tax expense for the three months ended March 31, 2015 was forty-six thousand dollars. Income tax expense for the three months ended March 31, 2014 was $0.5 million. Our effective tax rate for the three months ended March 31, 2015 was 1.50%, which is primarily the result of valuation allowances against the net operating losses for the U.S. and results in us not recording net deferred tax assets in the U.S.
Our goodwill is an indefinite-lived asset that is not amortized for financial reporting purposes. However, goodwill is tax deductible and therefore amortized for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of the goodwill. The resulting deferred tax liability, which is expected to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on our balance sheet indefinitely unless there is an impairment of the goodwill (for financial reporting purposes) or there is a disposal of the business to which the goodwill relates. During the three months ended March 31, 2015, the amount of income tax expense related to the tax amortization of goodwill was less than $0.1 million.
During each of the three months ended March 31, 2015 and 2014, there were no material changes to the liability for uncertain tax positions.

8. STOCKHOLDERS’ EQUITY
Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance.
On February 2, 2012, we entered into definitive agreements with institutional and other accredited investors and raised approximately $22.0 million in a private placement financing (the “Private Placement”), which included an aggregate of $3.0 million in convertible notes issued in December 2011 to entities affiliated with Third Security, LLC, a related party, that automatically converted into shares of our common stock and warrants to purchase such common stock on the same terms as all investors in the Private Placement. Pursuant to the purchase agreement, we issued an aggregate of 1,583,333 shares of our common stock at a price per share of $12.00, as well as five-year warrants to purchase up to an aggregate of 823,333 shares of our common stock with an exercise price of $15.00 per share. In connection with the conversion of the convertible notes issued by us to the entities affiliated with Third Security, LLC, the entities received an aggregate of 250,000 shares of our common stock and 125,000 warrants on the same terms as all investors in the Private Placement. Craig-Hallum Capital Group LLC served as the sole placement agent for the offering. In consideration for services rendered as the placement agent in the offering, we agreed to (a) pay to the placement agent cash commissions equal to $1,330,000, or 7.0% of the gross proceeds received in the offering; (b) issue to the

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

placement agent a five-year warrant to purchase up to 31,666 shares of our common stock (representing 2% of the shares sold in the Private Placement) with an exercise price of $15.00 per share and other terms that are the same as the terms of the warrants issued in the Private Placement; and (c) reimburse the placement agent for reasonable out-of-pocket expenses, including fees paid to the placement agent’s legal counsel, incurred in connection with the offering, which reimbursable expenses were not to exceed $125,000. The costs incurred to complete the Private Placement were recorded as a reduction in equity in the amount of $1.5 million. Net proceeds from this offering were used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
On January 24, 2013, we entered into a Securities Purchase Agreement with certain institutional and other accredited investors pursuant to which we: (a) sold to the investors an aggregate of 1,383,333 shares of our common stock at a price per share of $6.00 for aggregate gross proceeds of approximately $8.3 million; and (b) issued to the investors warrants to purchase up to an aggregate of 691,656 shares of our common stock with an exercise price of $9.00 per share (the “Offering”). The warrants may be exercised, in whole or in part, at any time from January 30, 2013 until January 30, 2018 and contain both cash and “cashless exercise” features. Affiliates of Third Security, LLC purchased an aggregate of 500,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock in the Offering on the same terms as the other investors. Net proceeds from the Offering were used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
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
On October 22, 2014, we entered into a Securities Purchase Agreement with certain accredited investors (the “October 2014 Investors”), pursuant to which we, in a private placement, issued and sold to the October 2014 Investors (the “2014 Private Placement”) an aggregate of 730,776 shares of our common stock at a price per share of $3.25 for an aggregate purchase price of approximately $2.4 million, and warrants to purchase up to an aggregate of 365,388 shares of our common stock with an initial exercise price of $4.00 per share that are exercisable for the period from April 22, 2015 through April 22, 2020. In connection with the 2014 Private Placement, we also issued a warrant to purchase up to an aggregate of 9,230 shares of our common stock to one advisor. The warrants issued in the 2014 Private Placement include both cash and “cashless exercise” features.
The 2014 Private Placement required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the February 2012 common stock and warrant sale. The exercise price of the warrants decreased from $11.73 per share to $10.86 per share and the number of shares issuable upon exercise of the warrants increased from 1,212,665 to 1,309,785.
On December 31, 2014, we entered into the Note Purchase Agreement with the Investor pursuant to which we agreed to issue and sell the Initial Note to the Investor (the “Note Private Placement”). See Note 5 - “Debt-Convertible Promissory Notes” for additional information regarding the terms of the Initial Note. Pursuant to the terms of the Note Purchase Agreement, we are subject to certain registration obligations and we may be required to effect one or more other registrations to register for resale the shares of our common stock issued or issuable under the Initial Note in connection with certain “piggy-back” registration rights granted to the Investor.

The Note Private Placement required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the February 2012 common stock and warrant sale. The exercise price of the 2012 warrants decreased from $10.86 per share to $10.25 per share and the number of shares issuable upon exercise of the warrants increased from 1,309,785 to 1,387,685.

On January 15, 2015, the Company entered into a purchase agreement with the Additional Investors and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, the Additional Notes in an aggregate principal amount of $925,000 (the “Additional Note Private Placement”). The Additional Notes have the same terms and conditions as the Initial Note.

The Additional Note Private Placement required the repricing and issuance of additional common stock warrants to the investors in the Company’s February 2012 common stock and warrant financing. The exercise price of these warrants decreased

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

from $10.25 per share to $9.59 per share and the number of shares issuable upon exercise of the warrants increased from 1,387,685 to 1,483,161.

On February 27, 2015, the Company entered into a purchase agreement with Craig-Hallum Capital Group LLC (the “Underwriter”) relating to the Company’s sale and issuance of 3,573,899 shares of the Company’s common stock and corresponding warrants to purchase up to 714,780 shares of the Company’s common stock (the “2015 Offering”). Each share of common stock was sold in combination with a warrant to purchase 0.20 of a share of common stock. The purchase price to the public for each share of common stock and accompanying warrant was $1.95.
The purchase price paid by the Underwriter to the Company for the common stock and accompanying warrants was $1.8135. The net proceeds from the 2015 Offering, after deducting the Underwriter’s discount and other estimated 2015 Offering expenses, were approximately $6.2 million.
The accompanying warrants are exercisable immediately upon their initial issuance date at an exercise price of $2.24 per share and will expire five years from the date of issuance. The exercise price will also be subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock.
The 2015 Offering required the repricing and issuance of additional common stock warrants to the investors in the Company’s February 2012 common stock and warrant financing. The exercise price of these warrants decreased from $9.59 per share to $7.56 per share and the number of shares issuable upon exercise of the warrants increased from 1,483,161 to 1,881,396.
Common Stock Warrants.
During the three months ended March 31, 2015 and 2014, we issued warrants to purchase 1,208,491 and 115,432 shares of common stock, respectively. None of the issued warrants were exercised during such periods. The warrants issued in the three months ended March 31, 2015 included 493,711 warrants issued due to repricing requirements of the Private Placement and 717,780 warrants issued in connection with the 2015 Offering. The warrants issued in the three months ended March 31, 2014 were all issued due to repricing requirements of the Private Placement. Warrants to purchase an aggregate of 4,093,477 shares of common stock were outstanding at March 31, 2015.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Affiliates of Third Security, LLC(1)	2010	December 2015	431,027	$6.96
Various Institutional Holders(2)	2012	February 2017	1,633,390	$7.56
Affiliates of Third Security, LLC(2)	2012	February 2017	248,006	$7.56
Various Institutional Holders(3)	2013	January 2018	441,656	$9.00
Affiliates of Third Security, LLC(3)	2013	January 2018	250,000	$9.00
Various Institutional Holders(4)	2014	April 2020	374,618	$4.00
Various Institutional Holders(5)	2015	February 2020	714,780	$2.24
			4,093,477

(1)
This warrant was issued in connection with the issuance of warrants to purchase shares of our Series A Preferred Stock to affiliates of Third Security, LLC in December 2010. The number of underlying shares shown reflects the number of shares of common stock issuable upon conversion of the shares of Series A Preferred Stock for which this warrant is currently exercisable.

(2)
These warrants were issued in connection with the Private Placement completed in February 2012 and are classified as a liability in our financial statements. See Note 9 - “Fair Value” for additional information. These warrants also contain certain anti-dilution provisions that provide for an adjustment to the exercise price and number of shares issuable upon exercise of the warrant in the event that we engage in certain issuances of shares of our common stock at a price lower than the exercise price of the warrant.

(3)	These warrants were issued in connection with the Offering, which was completed in January 2013.

(4)	These warrants were issued in connection with the 2014 Private Placement, which was completed in October 2014.

(5)	These warrants were issued in connection with the 2015 Offering, which was completed in February 2015.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

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
Static Business Inputs include: our equity value, which was estimated using our stock price of $1.44 as of March 31, 2015; the amount of the down-round financing; the timing of the down-round financing; the expected exercise period of 1.86 years from

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

the valuation date; and the fact that no other potential fundamental transactions are expected during the term of the common stock warrants.
Static Technical Inputs include: volatility of 89% and the risk-free interest rate of 0.53% based on the 2-year U.S. Treasury yield interpolated from the one-year and two-year U.S. Treasury bonds.
Simulated Business Inputs include: the probability of down-round financing, which was estimated to be 25% for simulated equity values below the down-round financing cut-off point.
Simulated Technical Inputs include: our equity value follows a geometric Brownian motion and is simulated over weekly periods; and a down-round financing event that was randomly simulated in an iteration based on the 25% discrete probability of a down-round financing for those iterations where our simulated equity value at the expected timing of a down-round financing event was below the down-round financing cut-off point.

During the three months ended March 31, 2015 and 2014, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	March 31, 2015	March 31, 2014
Beginning balance at January 1	$145	$600
Total gains or losses:
Recognized in earnings	145	(50)
Balance at March 31	$290	$550
The change in unrealized gains or losses of Level 3 liabilities was included in earnings and was reported in other income (expense) in our Statement of Operations.

10. STOCK OPTIONS

Stock Options.

The following table summarizes stock option activity during the three months ended March 31, 2015:

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2015	685,984	$6.56
Granted	12,350	2.01
Forfeited	(6,141)	5.25
Expired	(46,399)	10.20
Balance at March 31, 2015	645,794	$6.22
Exercisable at March 31, 2015	308,870	$7.83

During the three months ended March 31, 2015, we granted options to purchase 12,350 shares of our common stock at a weighted-average exercise price of $2.01 per share under our 2006 Equity Incentive Plan, as amended (the “Plan”). Options to purchase an aggregate of 199,080 shares of our common stock were granted during the three months ended March 31, 2014.

As of March 31, 2015, there were 308,870 options exercisable and 604,285 options were vested or expected to vest, all with an aggregate intrinsic value of zero.

Stock Appreciation Rights (“SARs”)

The following table summarizes SARs activity under the Plan during the three months ended March 31, 2015:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2015	98,333	$4.14
Balance at March 31, 2015	98,333	$4.14
Exercisable at March 31, 2015	42,083	$4.32

All outstanding SARs were issued solely to our executive officers.

As of March 31, 2015, 42,083 shares subject to outstanding SARs were exercisable and 98,333 shares were vested or expected to vest. The weighted-average exercise price of these SARs was $4.14 per share and the aggregate intrinsic value was zero.

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

Segment information for the three months ended March 31, 2015 and 2014 was as follows:

	Dollars in Thousands
	Three Months Ended March 31, 2015
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$4,871	$1,642	$6,513
Gross Profit	2,696	278	2,974
Net Loss before Taxes	(2,110)	(885)	(2,995)
Income Tax Expense	41	5	46
Net Loss	$(2,151)	$(890)	$(3,041)
Depreciation/Amortization	$507	$46	$553
Interest Expense, net	$142	$48	$190

	March 31, 2015
Total Assets	$27,563	$6,928	$34,491

	Dollars in Thousands
	Three Months Ended March 31, 2014
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$3,688	$2,563	$6,251
Gross Profit	1,632	862	2,494
Net Loss before Taxes	(2,984)	(687)	(3,671)
Income Tax Expense (Benefit)	509	(4)	505
Net Loss	$(3,493)	$(683)	$(4,176)
Depreciation/Amortization	$440	$53	$493
Interest Expense, net	$107	$75	$182

	March 31, 2014
Total Assets	$22,446	$8,271	$30,717

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2015 and 2014

Net sales for the three months ended March 31, 2015 and 2014 by country were as follows:

	Dollars in Thousands
	Three Months Ended March 31,
	2015	2014
United States	$5,509	$4,763
Italy	177	385
All Other Countries	827	1,103
Total	$6,513	$6,251
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
Amended Loan and Security Agreement
On April 1, 2015, the Company entered into the Sixth Amendment. The Sixth Amendment provides, among other things, that (i) the Lenders will waive specified events of default under the terms of the Loan Agreement, (ii) commencing as of April 1, 2015, the Company will make monthly interest payments to the Lenders, (iii) the Company will not be obligated to make monthly payments of principal to the Lenders until April 1, 2016, (iv) the Company will be required to make an initial prepayment of a portion of the loan balance in the amount of approximately $149,000 on April 1, 2015 and one or more additional prepayments to the Lenders under the Loan Agreement upon the occurrence of certain events, as defined in the Loan Agreement, and (v) the Company will not be required to comply with the minimum liquidity ratio under the terms of the Loan Agreement until the earliest to occur of a specified event, as defined in the Loan Agreement, or March 31, 2016. The Sixth Amendment also extends the time period in which the Company must provide certain reports and statements to the Lenders and amends the circumstances pursuant to which the Company may engage in certain sales or transfers of its business or property without the consent of the Lenders.

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
You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on April 15, 2015.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on April 15, 2015. Results for the three months ended March 31, 2015 are not necessarily indicative of results that may be attained in the future.

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

MX-ICP is a simple, proprietary technology that amplifies the ability to detect genetic mutations by 100 - 400 fold. This technology has been validated internally on all currently available sequencing platforms, including Sanger, Next Gen Sequencing and Digital PCR. By enhancing the level of detection of genetic mutations and suppressing the normal, “wild-type” DNA, several benefits are provided. It is generally understood that most current technologies are unable to consistently identify mutations that occur in less than approximately 5% of a sample. However, many mutations found at much lower levels, even down to 0.01%, are known to be clinically relevant and can have significant consequences to a patient: both in terms of how they will respond to a given drug or treatment and how a given tumor is likely to change over time. More importantly, in our view, significantly improving the level of detection while using blood, saliva and even urine as a source for DNA, rather than depending on painful, expensive and potentially dangerous tumor biopsies, is an important advancement in patient care with respect to cancer detection, treatment and monitoring of the disease and can result in significant cost savings for the healthcare system by replacing invasive procedures with the simple collection of blood or other bodily fluid. By broadening the types of samples that can be used for testing and allowing all sequencing platforms to provide improved identification of low level mutations, MX-ICP has the potential to make testing much more patient friendly, enable genetic monitoring of disease progression and more effectively guide treatment protocols, and reduce the overall cost of diagnosis and monitoring while also improving patient outcomes.

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

•
Genetic Assays and Platforms. Our proprietary product in this business segment is the WAVE® System, which has broad applicability to genetic variation detection in both molecular genetic research and molecular diagnostics. We also distribute bio-instruments produced by other manufacturers (“OEM Equipment”) through our sales and distribution network. Service contracts to maintain installed systems are sold and supported by our technical support personnel. The installed WAVE base and some OEM Equipment platforms generate a demand for consumables that are required for the continued operation of the bio-instruments. We develop, manufacture and sell these consumable products. In addition, we manufacture and sell consumable products that can be used on multiple, independent platforms. These products include a range of chromatography columns

First Quarter 2015 Overview and Recent Highlights
We are a global biotechnology company advancing personalized medicine in cardiology, oncology and inherited diseases through state-of-the-art diagnostic technologies, such as our revolutionary multiplexed ICE-COLD PCRTM, or MX-ICP, technology and state-of-the-art genetic tests provided through our Laboratory Services segment. We also provide specialized clinical and research services to biopharmaceutical companies developing targeted therapies and sell equipment, reagents and other consumables for applications in molecular testing and cytogenetics.
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
On February 27, 2015, we entered into a purchase agreement with Craig-Hallum Capital Group LLC (the “Underwriter”) pursuant to which we sold 3,573,899 shares of our common stock and corresponding warrants to purchase up to 714,780 shares of common stock. Each share of common stock was sold in combination with a warrant to purchase 0.20 of a share of common stock. The purchase price to the public for each share of common stock and accompanying warrant was $1.95. The purchase price paid by the Underwriter to us for the common stock and accompanying warrants was $1.8135. The net proceeds to us, after deducting the Underwriter’s discount and other estimated expenses, were approximately $6.2 million.

On March 11, 2015, we announced an expanded license agreement with Exiqon A/S for access to their proprietary Locked Nucleic Acid (LNA™) oligonucleotides that enhance MX-ICP’s ultra-sensitive detection of cancer mutations in tissue and liquid biopsies. The expanded license agreement provides us with worldwide access to LNA oligos for use with all of our proprietary ultra-high sensitivity mutation enrichment technologies for analysis of all cancer genes on all platforms.

On April 20, 2015, we announced that our MX-ICP technology is now available to pharmaceutical and biotechnology customers of our Biomarker Identification business unit. MX-ICP is an ultrahigh sensitivity DNA amplification technology that allows the detection of multiple mutations in multiple genes from any sample, either from a tumor biopsy or from liquids such as blood or urine. MX-ICP is validated and available for use on all sequencing platforms.

On April 23, 2015, we announced a revised agreement with Horizon Discovery Group (“Horizon”) to incorporate Horizon’s advanced human genomic reference standards in out MX-ICP kits on an original equipment manufacturer (OEM) basis, further advancing the quality and performance of MX-ICP.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At March 31, 2015, we had cash and cash equivalents of $5.4 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.
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

Results of Operations
Net sales for the three months ended March 31, 2015 increased by $0.3 million, or 4%, compared to the same period in 2014. During the three months ended March 31, 2015, net sales from our Laboratory Services segment increased by 32% compared to the same three month period in 2014. Net sales in our Genetic Assays and Platforms segment decreased 36% for the three months ended March 31, 2015 compared to the same period in 2014. Our gross profit margin increased to 46% for the three months ended March 31, 2015 from 40% for the three months ended March 31, 2014. Loss from operations was $2.6 million for the three months ended March 31, 2015, compared to $3.5 million for the three months ended March 31, 2014.
Three Months Ended March 31, 2015 and 2014
Net Sales. Net sales for the three months ended March 31, 2015 increased by $0.3 million, or 4%, compared to the same period in 2014. Net sales performance in each of our segments was as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Laboratory Services	$4,871	$3,688	$1,183	32%
Genetic Assays and Platforms	1,642	2,563	(921)	(36)%
Total Net Sales	$6,513	$6,251	$262	4%
Net sales for our Laboratory Services segment increased by $1.2 million, or 32%, during the three months ended March 31, 2015 as compared to the same period in 2014. The increase reflects higher sales from both patient testing and our contract laboratory services.

Net sales for our Genetic Assays and Platforms segment were $1.6 million for the three months ended March 31, 2015, which represented a decrease of $0.9 million as compared to the same period in 2014. The decrease in net sales resulted from lower bioconsumables sales in the three months ended March 31, 2015 as compared to the same period in 2014, due to the fact that we sold our Surveyor Kits product line at the beginning of the third quarter of 2014.

Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with operations of our Laboratory Services segment.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2015	2014	2015	2014
Laboratory Services	$2,696	$1,632	55%	44%
Genetic Assays and Platforms	278	862	17%	34%
Gross Profit	$2,974	$2,494	46%	40%
Gross profit was $3.0 million, or 46% of total net sales, during the first quarter of 2015, compared to $2.5 million, or 40% of total net sales, during the same quarter of 2014. During the three months ended March 31, 2015, the gross margin for our Laboratory Services segment was 55%, as compared to 44% in the same period of 2014. This increase in gross margin resulted from an increased volume in patient tests during the three months ended March 31, 2015, along with higher volumes in our Biomarker Identification laboratory. The gross margin for our Genetic Assays and Platforms segment decreased to 17% for the three months ended March 31, 2015 from 34% in the same period of 2014 due to decreased revenue resulting from the sale of our Surveyor Kits product line in 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $0.2 million to $5.1 million from $5.3 million during the three month period ended March 31, 2015 as compared to the same period in 2014. The decrease was due to a lower personnel costs and stock compensation costs in the first quarter of 2015 as compared to the first quarter of 2014, partially offset by a higher bad debt provision.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended March 31, 2015, research and development expenses totaled $0.6 million as compared to $0.7 million for the three months end March 31, 2014. Research and development expenses totaled 9% and 12% of net sales during the three months ended March 31, 2015 and 2014, respectively.
Other Income (Expense). Other expense for each of the three months ended March 31, 2015 and 2014 includes interest expense of $0.2 million. In addition, other expense for the three months ended March 31, 2015 included the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The expense associated with the change in fair value of the warrants is a non-cash item.
Income Tax Expense. Income tax expense for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.5 million, respectively. The income tax expense for the three months ended March 31, 2014 includes $0.5 million of deferred income tax expense as we established a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset. For the three months ended March 31, 2015, income tax expense related to this deferred tax liability was less than $0.1 million and we expect this deferred income tax expense to be approximately $0.2 million annually going forward.

Liquidity and Capital Resources
Our working capital positions at March 31, 2015 and December 31, 2014 were as follows:

	Dollars in Thousands
	March 31, 2015	December 31, 2014	Change
Current assets (including cash and cash equivalents of $5,379 and $1,609, respectively)	$18,232	$13,432	$4,800
Current liabilities	11,067	11,115	(48)
Working capital	$7,165	$2,317	$4,848
We entered into an Unsecured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”), dated December 31, 2014, with an accredited investor (the “Initial Investor”) pursuant to which we issued and sold, on December 31,

2014 (the “Initial Closing”), to the Initial Investor in a private placement an unsecured convertible promissory note (the “Initial Note”) in the aggregate principal amount of $750,000.
The Initial Note accrues interest at a rate of 6% per year and matures on December 31, 2016. Under the Initial Note, the outstanding principal and unpaid interest accrued is convertible into shares of common stock of the Company as follows: (i) commencing upon the date of issuance of the Initial Note (but no earlier than January 1, 2015), the Investor is entitled to convert, on a one-time basis, up to 50% of the outstanding principal and unpaid interest accrued under the Initial Note, into shares of common stock of the Company at a conversion price equal to the lesser of (a) the average closing price of the common stock on the principal securities exchange or securities market on which the Company's common stock is then traded (the “Market”) for the 20 consecutive trading days immediately preceding the date of conversion, and (b) $2.20 (subject to adjustment for stock splits, stock dividends, other distributions, recapitalizations and the like); and (ii) commencing February 15, 2015, the Investor is entitled to convert, on a one-time basis, any or all of the remaining outstanding principal and unpaid interest accrued under the Initial Note, into shares of common stock of the Company at a conversion price equal to 85% of the average closing price of the Company's common stock on the Market for the 15 consecutive trading days immediately preceding the date of conversion.
Pursuant to the terms of the Note Purchase Agreement, on January 15, 2015, we entered into a purchase agreement with seven additional accredited investors (the “Additional Investors”) and issued and sold, on January 20, 2015, to the Additional Investors in a private placement (the “Additional Private Placement”) notes in an aggregate principal amount of $925,000 (the “Additional Notes”). The Additional Notes have the same terms and conditions as the Initial Note.
On February 27, 2015, we entered into a purchase agreement with the Underwriter pursuant to which we sold 3,573,899 shares of our common stock and corresponding warrants to purchase up to 714,780 shares of common stock. Each share of common stock was sold in combination with a warrant to purchase 0.20 of a share of Common Stock. The purchase price to the public for each share of common stock and accompanying warrant was $1.95.
The purchase price paid by the Underwriter to us for the common stock and accompanying warrants was $1.8135. The net proceeds, after deducting the Underwriter’s discount and other estimated expenses, were approximately $6.2 million.
Please see Note 5 - “Debt” and Note 6 - “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our outstanding debt and debt servicing obligations.
At March 31, 2015, we had cash on hand of $5.4 million. Our current operating plan projects improved operating results, improvement in collection rates and monetization of underutilized assets. As with any operating plan, there are risks associated with our ability to execute it. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. We could raise additional funds through various potential sources such as through the sale of assets or sale of debt or equity securities. However, there can be no assurance that the additional funding sources will be available to us at reasonable terms or at all. If we are unable to achieve our operating plan or obtain additional financing, our business would be jeopardized and we may not be able to continue as a going concern.

Analysis of Cash Flows - Three Months Ended March 31, 2015 and 2014
Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased by $3.8 million during the three months ended March 31, 2015, compared to an increase of $0.1 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, we used cash of $3.5 million in operating activities and had cash provided by financing activities of $7.3 million. In the three months ended March 31, 2014, net cash used in operating activities was $3.9 million, and net cash used in investing activities was $0.1 million, which was offset by cash provided by financing activities of $4.1 million.
Cash Flows Used in Operating Activities. Cash flows used in operating activities totaled $3.5 million during the three months ended March 31, 2015, compared to cash flows used in operating activities of $3.9 million during the three months ended March 31, 2014. The cash flows used in operating activities in the first three months of 2015 included the net loss of $3.0 million and an increase in accounts receivable of $1.7 million, offset by non-cash items, including the provision for losses on doubtful accounts of $1.0 million, stock compensation expense of $0.1 million and depreciation and amortization of $0.6 million. The cash flows used in operating activities in the first three months of 2014 included the net loss of $4.2 million and an increase in accounts receivable of $1.5 million, offset by non-cash items, including the provision for losses on doubtful accounts of $0.7 million, stock compensation expense of $0.3 million and depreciation and amortization of $0.5 million.
Cash Flows Provided by (Used in) Investing Activities. Cash flows provided by investing activities was zero during the three months ended March 31, 2015, compared to cash flows used in investing activities of $0.1 million during the same period of 2014. Cash flows used in investing activities in the first three months of 2014 included purchases of property and equipment of forty-five thousand dollars.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $7.3 million for the three months ended March 31, 2015, which included net proceeds of approximately $6.4 million from our common stock offering in the first quarter of 2015 and $0.9 million from the issuance of unsecured convertible promissory notes in January 2015. Cash flows provided by financing activities during the three months ended March 31, 2014 included proceeds from the issuance of Series B Convertible Preferred Stock, partially offset by net payments on our debt and capital lease obligations.

Off-Balance Sheet Arrangements
At each of March 31, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the normal course of business as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015.

Critical Accounting Policies and Estimates
Accounting policies used in the preparation of our consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and they require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015.

Recently Issued Accounting Pronouncements
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2014. There have been no changes to those accounting pronouncements listed except as noted in Note 2 - “Summary of Significant Accounting Policies-Recent Accounting Pronouncements” to the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures.
Management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, which continue to exist as of March 31, 2015. Specifically, management determined that we did not maintain effective control over proper timing and recognition of revenue and over the elements used in our analysis and evaluation of the allowance for doubtful accounts to ensure that the allowance for doubtful accounts was reasonably stated.
Remediation of Material Weaknesses in Internal Control over Financial Reporting.
We are in the process of improving our controls to remediate the material weaknesses in internal control over financial reporting that existed as of December 31, 2014. The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. We have hired a divisional controller who will assist in the remediation efforts. The remedial actions include, among other steps, a reconciliation of proof of delivery (fax confirmation) to invoice, to unbilled reports and to error processing queues. In addition, effective for the quarter ended March 31, 2015, an additional review process was added to the allowance for doubtful accounts analysis such that current and historical trends of payments are given more weight in the determination of the allowance amount.
While some of the remediation actions are in process, this will take time to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission on April 15, 2015.

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

4.5
Form of Warrant to Purchase Common Stock issued by the Registrant to the Third Security Entities on February 7, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 7, 2012).

4.6
Form of Warrant to Purchase Common Stock issued by the Registrant to the Investors on February 7, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 7, 2012).

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

4.11
Form of Warrant to Purchase Common Stock issued by the Registrant to Craig-Hallum Capital Group LLC on February 27, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2015).

10.1
Purchase Agreement by and between the Registrant and Craig-Hallum Capital Group LLC, dated February 27, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2015).

10.2
Limited Waiver and Sixth Amendment to Loan and Security Agreement by and among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated April 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).

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

TRANSGENOMIC, INC.

Date:	May 14, 2015	By:	/S/ PAUL KINNON
Paul Kinnon President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)