Form 10-K/A
period 2014-12-31
TRANSGENOMIC INC
filed 2015-08-14
CIK 1043961

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed by Transgenomic, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015 (the “Original Form 10-K”).

The Company is filing this Amendment solely for the purpose of updating the biographical information for Paul Kinnon that was included under the heading “Executive Officers of the Registrant” under Part I, “Item 1. Our Business” of the Original Form 10-K and was incorporated by reference into Part III, “Item 10. Directors, Executive Officers and Corporate Governance” of the Original Form 10-K.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), a new certification by the Company’s principal executive officer and principal financial officer is filed herewith as an exhibit to this Amendment.

The first paragraph under the heading “Executive Officers of the Registrant” under Part I, “Item 1. Our Business” of the Original Form10-K is hereby amended and restated in its entirety to read as follows:

“Paul Kinnon. Mr. Kinnon, age 51, has served as our President and Chief Executive Officer and a Director since September 2013 and as our Interim Chief Financial Officer since October 2014. Mr. Kinnon has more than 20 years of global leadership experience in innovative life science and diagnostics companies. From January through August 2013, he provided consulting services to the life science sector as a Partner at Arch Global Research. During a portion of this time, Mr. Kinnon provided consulting services to us. From January 2007 to December 2012, Mr. Kinnon was President, Chief Executive Officer and a Director of ZyGEM Corporation Limited, a biotechnology company, where he transformed the company from a regional enzyme provider into a leader in integrated microfluidic technologies for forensic and clinical diagnostic applications. From May 2006 to June 2007, Mr. Kinnon was Vice President & General Manager Environmental Diagnostics (later expanded to Applied Markets) at Invitrogen Corporation (now Life Technologies), a high growth life sciences and diagnostics firm, and from October 2004 until April 2006, he was Vice President, Global Strategic Alliances at Invitrogen. Previously, Mr. Kinnon also held business, sales and marketing roles of increasing responsibility at Guava Technologies, Inc., Cellomics, Inc. and other life science companies. Mr. Kinnon earned his Bachelor of Sciences degree in Applied Chemistry at Coventry University in the United Kingdom and holds a Diploma of Marketing. A petition in bankruptcy was filed against ZyGEM Corporation Limited in April 2013.”

Part IV, “Item 15. Exhibits, Financial Statement Schedules” of the Original Form 10-K is hereby amended to include the certifications required by Rule 12b-15.

This Amendment does not modify or update any of the other information contained in the Original Form 10-K and the information incorporated in Part III, “Item 10. Directors, Executive Officers and Corporate Governance” of the Original Form 10-K by reference to Part I, Item 1 continues to be incorporated therein, although it is amended as set forth in this Amendment. Other than as specifically set forth herein, this Amendment speaks as of the date of the Original Form 10-K and the Company has not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the date of the Original Form 10-K.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

1	Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2014 and 2013.

Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Loss of the Registrant and Subsidiary for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Stockholders’ Equity of the Registrant and Subsidiary for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements of the Registrant and Subsidiary.

2	Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

3	Exhibits. The following exhibits are filed as required by Item 15(a)(3) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

†2.1	Asset Purchase Agreement among the Registrant, Scoli Acquisition Sub, Inc. and Axial Biotech, Inc. dated August 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2012).

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2005).

3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2012).

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2014).

3.4	Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2014).

3.5	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2014).

3.6	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on May 25, 2007).

4.1	Form of Certificate of the Registrant’s Common Stock (incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000).

4.2	Form of Series A Convertible Preferred Stock Warrant issued to Third Security Senior Staff 2008 LLC, Third Security Staff 2010 LLC and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 4, 2011).

4.3	Registration Rights Agreement, dated December 29, 2010, by and among the Registrant, Third Security Senior Staff 2008 LLC, Third Security Staff 2010 LLC and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on January 4, 2011).

4.4	First Amendment to Registration Rights Agreement dated November 8, 2011 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 14, 2011).

4.5	Form of Warrant issued by the Registrant to the Third Security Entities on February 7, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 7, 2012).

4.6	Form of Warrant issued by the Registrant to the Investors on February 7, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 7, 2012).

4.7	Form of Registration Rights Agreement entered into by and among the Registrant, the Third Security Entities and the Investors dated February 2, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 7, 2012).

4.8	Registration Rights Agreement, entered into by and among the Registrant and the Investors, dated January 24, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on January 31, 2013).

4.9	Form of Warrant issued by the Registrant to the Investors on January 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on January 31, 2013).

4.10	Registration Rights Agreement, dated as of March 5, 2014, by and among the Registrant, Third Security Senior Staff 2008 LLC, Third Security Staff 2014 LLC and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2014).

4.11	Form of Warrant issued by Transgenomic, Inc. to the Investors and the advisor on October 22, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2014).

4.12	Form of Unsecured Convertible Promissory Note issued by Transgenomic, Inc. to the Investor pursuant to the Unsecured Convertible Promissory Note Purchase Agreement, dated as of December 31, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015).

4.13	Form of Indenture, between the Registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-201907) filed on February 6, 2015).

4.14	Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-201907) filed on February 6, 2015).

4.15	Form of Preferred Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-201907) filed on February 6, 2015).

4.16	Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-201907) filed on February 6, 2015).

4.17	Form of Debt Securities (to be filed by amendment as Exhibit 4.19 to the Registrant’s Registration Statement on Form S-3 (File No. 333-201907) filed on February 6, 2015 or as an exhibit to a Current Report on Form 8-K).

4.18	Specimen Preferred Stock Certificate and Form of Certificate of Designation of Preferred Stock (to be filed by amendment as Exhibit 4.20 to the Registrant’s Registration Statement on Form S-3 (File No. 333-201907) filed on February 6, 2015 or as an exhibit to a Current Report on Form 8-K).

4.19	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2015).

*10.1	The Registrant’s 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2014).

*10.2	1999 UK Approved Stock Option Sub Plan of the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000).

10.3	License Agreement, dated August 20, 1997, between the Registrant and Leland Stanford Junior University (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000).

10.4	License Agreement, dated December 1, 1989, between Cruachem Holdings Limited (a wholly owned subsidiary of the Registrant) and Millipore Corporation (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2002).

10.5	Sublicense Agreement, dated October 1, 1991, between Cruachem Holdings Limited (a wholly owned subsidiary of the Registrant) and Applied Biosystems, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2002).

10.6	Missives, dated May 17, 2002, between Cruachem Limited (a wholly-owned subsidiary of the Registrant) and Robinson Nugent (Scotland) Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002).

10.7	License Amendment Agreement, dated June 2, 2003, by and between Geron Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.8	Supply Agreement, dated January 1, 2000, between the Registrant and Hitachi Instruments (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000).

10.9

License Agreement between the Registrant and the Dana-Farber Cancer Institute dated October 8, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2009).

*10.10	Employment Agreement between the Registrant and Mark P. Colonnese (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2012).

10.11	Securities Purchase Agreement, entered into by and among the Registrant and the Investors, dated January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 31, 2013).

10.12	Forbearance Agreement, dated February 7, 2013, by and between the Registrant and Dogwood Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2013).

10.13	Loan and Security Agreement among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated March 13, 2013 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2013).

10.14	First Amendment to Loan and Security Agreement among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated August 2, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2013).

*10.15	Employment Agreement between the Registrant and Paul Kinnon, effective September 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013).

*10.16	Form of Incentive Stock Option Agreement between the Registrant and Paul Kinnon, effective September 30, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014).

*10.17	Form of Stock Appreciation Rights Agreement between the Registrant and Paul Kinnon, effective September 30, 2013 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014).

*10.18	Form of Stock Appreciation Rights Agreement between the Registrant and Mark Colonnese, effective September 30, 2013 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014).

*10.19	Form of Stock Appreciation Rights Agreement under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013).

10.20	Second Amendment to Loan and Security Agreement among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, effective October 31, 2013 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014).

10.21	Limited Waiver and Third Amendment to Loan and Security Agreement among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated January 27, 2014.

10.22	Fourth Amendment to Loan and Security Agreement among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated March 3, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2014).

10.23	Series B Convertible Preferred Stock Purchase Agreement, dated as of March 5, 2014, by and among Transgenomic, Inc. and Third Security Senior Staff 2008 LLC, Third Security Staff 2014 LLC and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2014).

‡10.24	Collaboration Agreement, dated as of October 9, 2013, by and between the Registrant and PDI, Inc.

‡10.25	Surveyor Kit Patent, Technology, and Inventory Purchase Agreement, dated as of July 1, 2014, by and between the Registrant and Integrated DNA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2014)..

10.26	Securities Purchase Agreement, dated as of October 22, 2014, by and among Transgenomic, Inc. and the Investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2014).

10.27	Limited Waiver and Fifth Amendment to Loan and Security Agreement among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated October 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2014).

10.28

Unsecured Convertible Promissory Note Purchase Agreement, dated as of December 31, 2014, by and between Transgenomic, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015).

#12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended December 31, 2010, 2011, 2012, 2013 and 2014

#21	Subsidiaries of the Registrant.

#23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

#23.2	Consent of Independent Registered Public Accounting Firm - McGladrey LLP

#24	Powers of Attorney (included on signature page hereto).

#31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#**32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

**	These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

#	Included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transgenomic, Inc.

Dated: August 14, 2015	By:	/s/ Paul Kinnon
Paul Kinnon
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)