Form 10-Q
period 2015-06-30
TRANSGENOMIC INC
filed 2015-08-14
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 31, 2015, the number of shares of common stock outstanding was 13,872,510.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2015	December 31,
	(unaudited)	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,309	$1,609
Accounts receivable, net	9,719	7,627
Inventories, net	2,619	3,005
Other current assets	826	1,191
Total current assets	15,473	13,432
PROPERTY AND EQUIPMENT:
Equipment	11,519	11,369
Furniture, fixtures & leasehold improvements	3,877	3,877
	15,396	15,246
Less: accumulated depreciation	(14,076)	(13,764)
	1,320	1,482
OTHER ASSETS:
Goodwill	6,918	6,918
Intangibles, net	7,549	7,964
Other assets	149	210
	$31,409	$30,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,825	$462
Accounts payable	4,743	4,871
Accrued compensation	1,028	1,129
Accrued expenses	2,698	2,550
Deferred revenue	952	1,035
Other liabilities	1,067	1,068
Total current liabilities	13,313	11,115
LONG TERM LIABILITIES:
Long-term debt, less current maturities	4,850	7,375
Common stock warrant liability	560	145
Accrued preferred stock dividend	—	3,130
Other long-term liabilities	1,762	1,688
Total liabilities	20,485	23,453
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, 4,029,502 shares issued and outstanding	40	40
Common stock, $0.01 par value, 150,000,000 shares authorized, 12,328,918 and 8,084,471 shares issued and outstanding, respectively (1)	123	81
Additional paid-in capital (1)	197,187	189,680
Accumulated other comprehensive income	348	340
Accumulated deficit	(186,774)	(183,588)
Total stockholders’ equity	10,924	6,553
	$31,409	$30,006
(1) The shares of common stock and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET SALES	$7,040	$6,764	$13,553	$13,015
COST OF GOODS SOLD:	4,168	4,371	7,707	8,128
Gross profit	2,872	2,393	5,846	4,887
OPERATING EXPENSES:
Selling, general and administrative	5,073	5,563	10,127	10,851
Research and development	576	785	1,143	1,530
	5,649	6,348	11,270	12,381
LOSS FROM OPERATIONS	(2,777)	(3,955)	(5,424)	(7,494)
OTHER INCOME (EXPENSE):
Interest expense, net	(186)	(146)	(376)	(328)
Warrant revaluation	(270)	200	(415)	250
Other, net	—	—	(13)	—
	(456)	54	(804)	(78)
LOSS BEFORE INCOME TAXES	(3,233)	(3,901)	(6,228)	(7,572)
INCOME TAX EXPENSE (BENEFIT)	42	(8)	88	497
NET LOSS	$(3,275)	$(3,893)	$(6,316)	$(8,069)
PREFERRED STOCK DIVIDENDS	(331)	(305)	(662)	(535)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,606)	$(4,198)	$(6,978)	$(8,604)
BASIC AND DILUTED LOSS PER COMMON SHARE (1)	$(0.30)	$(0.57)	$(0.65)	$(1.17)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (1)	12,149,632	7,353,695	10,778,857	7,353,695
(1) Net loss per share and the number of shares used in the per share calculations for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Loss	$(3,275)	$(3,893)	$(6,316)	$(8,069)
Other comprehensive income (loss) - foreign currency translation adjustment	42	22	8	34
Comprehensive Loss	$(3,233)	$(3,871)	$(6,308)	$(8,035)

 See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended
 June 30, 2015
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock (1)
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2014	2,586,205	$26	7,353,695	$73	$179,459	$(168,502)	$390	$11,446
Net loss	—	—	—	—	—	(13,942)	—	(13,942)
Foreign currency translation adjustment	—	—	—	—	—	—	(50)	(50)
Non-cash stock-based compensation	—	—	—	—	977	—	—	977
Private placement, net	—	—	730,776	8	2,353	—	—	2,361
Preferred stock agreement	1,443,297	14	—	—	6,891	—	—	6,905
Dividends on preferred stock	—	—	—	—	—	(1,144)	—	(1,144)
Balance, December 31, 2014	4,029,502	$40	8,084,471	$81	$189,680	$(183,588)	$340	$6,553
Net loss	—	—	—	—	—	(6,316)	—	(6,316)
Foreign currency translation adjustment	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	328	—	—	328
Private placement, net	—	—	3,573,899	36	6,173	—	—	6,209
Conversion of convertible promissory notes	—	—	670,548	6	1,006	—	—	1,012
Reversal of dividends on preferred stock	—	—	—	—	—	3,130	—	3,130
Balance, June 30, 2015	4,029,502	$40	12,328,918	$123	$197,187	$(186,774)	$348	$10,924
(1) The shares of common stock and additional paid-in capital for all periods presented reflect the one-for-twelve reverse stock split that took effect on January 27, 2014.
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(6,316)	$(8,069)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,111	981
Stock-based compensation	322	637
Provision for losses on doubtful accounts	1,909	1,523
Provision for losses on inventory obsolescence	328	55
Warrant revaluation	415	(250)
Loss on sale of fixed assets	14	—
Deferred interest	61	145
Deferred tax provision	81	550
Changes in operating assets and liabilities:
Accounts receivable	(3,994)	(3,479)
Inventories	42	(88)
Other current assets	146	5
Accounts payable	(131)	667
Accrued expenses and other liabilities	—	66
Net cash flows used in operating activities	(6,012)	(7,257)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(194)	(110)
Other assets	(46)	(62)
Net cash flows used in investing activities	(240)	(172)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(34)	(82)
Issuance of preferred stock, net	—	6,906
Issuance of common stock, net	6,209	—
Proceeds from borrowings	923	4,440
Principal payment on note payable	(148)	(4,283)
Net cash flows provided by financing activities	6,950	6,981
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	2	13
NET CHANGE IN CASH AND CASH EQUIVALENTS	700	(435)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,609	1,626
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,309	$1,191
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$222	$147
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Conversion of convertible promissory notes	1,012	—
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014

1. BUSINESS DESCRIPTION
Business Description.

Transgenomic, Inc. (“we”, “us”, “our”, the “Company” or “Transgenomic”) is a global biotechnology company advancing personalized medicine for the detection and treatment of cancer and inherited diseases through our proprietary molecular technologies and world-class clinical and research services. A key goal is to bring our Multiplexed ICE COLD-PCR (“MX-ICP”) product to the clinical market through strategic licensing agreements, enabling the use of blood and other bodily fluids for more effective and patient-friendly diagnosis, monitoring and treatment of cancer.

MX-ICP is a simple, proprietary technology that amplifies the ability to detect genetic mutations by 100 - 400 fold. This technology has been validated internally on all currently available sequencing platforms, including Sanger, Next Gen Sequencing and Digital PCR. By enhancing the level of detection of genetic mutations and suppressing the normal, “wild-type” DNA, several benefits are provided. It is generally understood that most current technologies are unable to consistently identify mutations that occur in less than approximately 5% of a sample. However, many mutations found at much lower levels, even down to 0.01%, are known to be clinically relevant and can have significant consequences to a patient: both in terms of how they will respond to a given drug or treatment and how a given tumor is likely to change over time. More importantly, in our view, significantly improving the level of detection while using blood, saliva and even urine as a source for DNA, rather than depending on painful, expensive and potentially dangerous tumor biopsies, is an important advancement in patient care with respect to cancer detection, treatment and monitoring of the disease and can result in significant cost savings for the healthcare system by replacing invasive procedures with the simple collection of blood or other bodily fluid. By broadening the types of samples that can be used for testing and allowing all sequencing platforms to provide improved identification of low level mutations, MX-ICP has the potential to make testing more patient friendly, enable genetic monitoring of disease progression, effectively guide treatment protocols, and reduce the overall cost of diagnosis and monitoring while improving patient outcomes.

Currently, our operations are organized and reviewed by management along our major product lines and presented in the following two business segments;

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

past few years. As of June 30, 2015, we had working capital of approximately $2.2 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We cannot be certain that additional financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited balance sheet as of that date. The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2015. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2015.
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of June 30, 2015.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts during the three and six months ended June 30, 2015 and 2014:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended June 30, 2015	$9,193	$1,198	$(1,965)	$8,426
Three Months Ended June 30, 2014	$3,540	$850	$(349)	$4,041
Six Months Ended June 30, 2015	$7,947	$2,730	$(2,251)	$8,426
Six Months Ended June 30, 2014	$3,838	$1,523	$(1,320)	$4,041
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

The following is a summary of activity for the allowance for obsolete inventory during the three and six months ended June 30, 2015 and 2014:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended June 30, 2015	$601	$328	$(8)	$921
Three Months Ended June 30, 2014	$849	$—	$(6)	$843
Six Months Ended June 30, 2015	$628	$328	$(35)	$921
Six Months Ended June 30, 2014	$799	$55	$(11)	$843
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
Three and Six Months Ended June 30, 2015 and 2014

Leasehold improvements	1 to 10 years
Furniture and fixtures	3 to 7 years
Production equipment	3 to 7 years
Computer equipment	3 to 7 years
Research and development equipment	2 to 7 years
Depreciation expense related to property and equipment was $0.1 million for each of the three months ended June 30, 2015 and 2014, which included $0.1 million related to equipment acquired under capital leases during each period. Depreciation expense related to property and equipment was $0.2 million for each of the six months ended June 30, 2015 and 2014. Included in depreciation expense for each of the six months ended June 30, 2015 and 2014 was $0.1 million related to equipment acquired under capital leases.
Goodwill.
Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may impact goodwill. Impairment occurs when the carrying value is determined to be not recoverable, thereby causing the carrying value of the goodwill to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. No events have transpired in the six months ended June 30, 2015 that would require an impairment analysis prior to our scheduled review.
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market value of the shares at the date of grant and have 10-year contractual terms. Unvested awards as of June 30, 2015 had vesting periods of up to three years from the date of grant. None of the awards outstanding at June 30, 2015 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed over the service period of the awards.
During the six months ended June 30, 2015 and 2014, we recorded compensation expense of $0.3 million and $0.6 million, respectively, within selling, general and administrative expense. As of June 30, 2015, the unrecognized compensation expense related to unvested stock awards was $0.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.
We granted stock options to purchase an aggregate of 596,560 shares of our common stock during the quarter ended June 30, 2015. The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.32% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 4.24 years, based on expected exercise activity behavior; and volatility of 83% based on the historical volatility of our common stock over a time that is consistent with the expected life of the options.
Included in the stock awards outstanding as of June 30, 2015 were stock appreciation rights (“SARs”) to purchase 98,333 shares of our common stock. The SARs grants were issued solely to our executive officers and these rights will vest over three years from the date of grant.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

For our Laboratory Services segment, net sales from Patient Testing laboratories are recognized on an individual test basis and takes place when the test report is completed, reviewed and sent to the client, less the reserve for insurance, Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with our Patient Testing services. Adjustments to the allowances, based on actual receipts from third party payors, are reflected in the estimated contractual allowance applied prospectively. In our Biomarker Identification laboratory, we perform pharmacogenomics research services on a project-by project-

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

basis. When we receive payment in advance, we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At each of June 30, 2015 and December 31, 2014, deferred net sales associated with pharmacogenomics research projects included in the balance sheet in deferred revenue was $0.1 million.
Net sales of products in our Genetic Assays and Platforms segment are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, are deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods, and net sales associated with these contracts are deferred and recognized ratably over the service period. At June 30, 2015 and December 31, 2014, deferred net revenue associated with our service contracts was $0.8 million and $0.7 million, respectively, and was included in the balance sheet in deferred revenue.
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
Translation of Foreign Currency.
Our foreign subsidiary uses the British Pound Sterling, which is the local currency of the country in which it is located, as its functional currency. Its assets and liabilities are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. A cumulative translation gain of eight thousand dollars was reported as other comprehensive income on the accompanying unaudited condensed consolidated statement of comprehensive loss for the six months ended June 30, 2015. A cumulative translation gain of thirty-four thousand dollars was reported as accumulated other comprehensive income for the six months ended June 30, 2014. Revenues and expenses are translated at the average rates during the period. For transactions that are not denominated in the functional currency, we recognized less than $0.1 million as foreign currency transaction expense in the determination of net loss for the six months ended June 30, 2015 and less than $0.1 million as foreign currency transaction expense in the determination of net loss for the six months ended June 30, 2014.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 8,286,963 and 5,510,255 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2015 and 2014, respectively. These were not included in the computation of diluted loss per share because the effect would be anti-dilutive due to the net loss.
Recent Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. ASU No. 2014-09 will replace most existing revenue recognition guidance in generally accepted accounting principles in the U.S. when it becomes effective. In July 2015, the FASB decided to defer the effective date of this new accounting guidance by one year. As a result, ASU No. 2014-09 will be effective for us for all annual and interim reporting periods beginning after December 15, 2017 and early adoption would be permitted as of the original effective date. The new standard permits the use of either the retrospective or cumulative effect transition method. We do not expect to early adopt this guidance and we have not selected a transition method. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us beginning on January 1, 2016. ASU No. 2015-03 is not expected to have a material impact on our condition, results of operations or cash flows.

3. INVENTORIES
Inventories (net of allowance for obsolescence) consisted of the following:

	Dollars in Thousands
	June 30, 2015	December 31, 2014
Finished goods	$1,977	$2,139
Raw materials and work in process	1,203	1,302
Demonstration inventory	360	192
	$3,540	$3,633
Less allowance for obsolescence	(921)	(628)
Total	$2,619	$3,005

4. INTANGIBLES AND OTHER ASSETS
Long-lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangibles—technology	$9,009	$4,406	$4,603	$9,009	$3,995	$5,014
Intangibles—assay royalties	1,434	922	512	1,434	819	615
Intangibles—third party payor relationships	367	110	257	367	98	269
Intangibles—tradenames and trademarks	824	409	415	824	351	473
Intangibles—customer relationships	652	120	532	652	98	554
Intangibles—covenants not to compete	184	169	15	184	138	46
Patents	1,245	357	888	1,198	385	813
Intellectual property	466	139	327	266	86	180
	$14,181	$6,632	$7,549	$13,934	$5,970	$7,964

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

Estimated Useful Life
Technology	7-10 years
Assay royalties	7 years
Third party payor relationships	15 years
Tradenames and trademarks	7 years
Customer relationships	15 years
Covenants not to compete	3 years
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.4 million and $0.3 million during the three months ended June 30, 2015 and 2014, respectively. Amortization expense for intangible assets was $0.8 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively. Amortization expense for intangible assets is expected to be $1.4 million, $1.4 million, $1.4 million, $1.1 million and $0.9 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

5.         DEBT

	Dollars in Thousands
	June 30, 2015	December 31, 2014
Revolving Line of Credit(1)	$3,000	$3,000
Term Loan(2)	4,000	4,087
Convertible Promissory Notes (3)	675	750
Total debt	7,675	7,837
Current portion of long-term debt	(2,825)	(462)
Long-term debt, net of current maturities	$4,850	$7,375

(1)
Revolving Line of Credit. Amounts advanced under the Revolving Line initially bore interest at an annual rate equal to the greater of (a) 4.25% or (b) the Wall Street Journal prime rate plus 1%. Interest is payable on a monthly basis, with the balance payable at the maturity of the Revolving Line. Under the Amendment to the Loan Agreement, which we entered into on August 2, 2013, amounts advanced under the Revolving Line bear interest at an annual rate equal to the greater of (x) 6.25% or (y) the Wall Street Journal prime rate plus 3%. The current interest rate is 6.25%. Under the Loan Agreement, we paid the Lenders an upfront fee of $20,000, and will pay the Lenders an additional commitment fee of $20,000 on each one-year anniversary of March 13, 2013, the Effective Date, during the term of the Revolving Line. In addition, a fee of 0.5% per annum is payable quarterly on the unused portion of the Revolving Line. The Revolving Line matures on September 1, 2016.

(2)
Term Loan. We received $4.0 million under the Term Loan on the Effective Date. Pursuant to the terms of the Loan Agreement, as amended by the Sixth Amendment (as defined in “-Revolving Line and Term Loan” below), we made a principal payment of approximately $148,000 on April 1, 2015 and will not be obligated to make monthly payments of principal to the Lenders until April 1, 2016. The current interest rate is 9.1%.

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
Three and Six Months Ended June 30, 2015 and 2014

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

(3) Convertible Promissory Notes. The Notes accrue interest at a rate of 6% per year and mature on December 31, 2016. On July 17, 2015, $50,000 of the June 30, 2015 balance was converted into 34,379 shares of Company common stock in accordance with the terms of the applicable Additional Note (as defined in “-Convertible Promissory Notes” below). Additionally, on July 28, 2015, another $50,000 of the June 30, 2015 balance was converted into 35,701 shares of Company common stock in accordance with the terms of the applicable Additional Note.

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

On March 3, 2014, we entered into a fourth amendment to the Loan Agreement (the “Fourth Amendment”). Pursuant to the terms of the Fourth Amendment, we were not required to make any principal or interest payments under the Term Loan for the period from March 1, 2014 through March 31, 2015. The interest on the debt that was deferred and not paid was capitalized as part of the Term Loan. The amount of interest that was capitalized from March 1, 2014 to March 31, 2015 was $0.4 million.

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

On April 1, 2015, we entered into a sixth amendment to the Loan Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, among other things, (i) the Lenders waived specified events of default under the terms of the Loan Agreement, (ii) commencing April 1, 2015, we began making monthly interest payments with respect to the Term Loan to the Lenders, (iii) we will not be obligated to make monthly payments of principal under the Term Loan to the Lenders until April 1, 2016, (iv) we made an initial prepayment of a portion of the Term Loan balance in the amount of approximately $148,000 on April 1, 2015 and will make one or more additional prepayments to the Lenders under the Loan Agreement upon the occurrence of certain events, as defined in the Loan Agreement, and (v) we are not required to comply with the minimum liquidity ratio under the terms of the Loan Agreement until the earliest to occur of a specified event, as defined in the Loan Agreement, or March 31, 2016. The Sixth

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

Amendment also extends the time period in which we must provide certain reports and statements to the Lenders and amends the circumstances pursuant to which we may engage in certain sales or transfers of our business or property without the consent of the Lenders.
As of June 30, 2015, we were in compliance with all financial covenants of the Loan Agreement, but were not in compliance with the restrictions limiting the amount that we may borrow under the Revolving Line. Accordingly, on August 10, 2015, we received a waiver from the Lenders relating to this non-compliance and paid the Lenders an aggregate of $0.7 million, which brought us back into compliance with the terms of the Revolving Line. See Note 12 - “Subsequent Events” for further discussion.

Convertible Promissory Notes.

On December 31, 2014, we entered into an Unsecured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which we agreed to issue and sell to the Investor in a private placement an unsecured convertible promissory note (the “Initial Note”). We issued the Initial Note in the aggregate principal amount of $750,000 to the Investor on December 31, 2014. Pursuant to the terms of the Initial Note, interest accrues at a rate of 6% per year and the Initial Note matures on December 31, 2016. Under the Initial Note, the outstanding principal and unpaid interest accrued under the Initial Note is convertible into shares of our common stock as follows: (i) commencing upon the date of issuance of the Initial Note (but no earlier than January 1, 2015), the Investor is entitled to convert, on a one-time basis, up to 50% of the outstanding principal and unpaid interest accrued under the Initial Note, into shares of our common stock at a conversion price equal to the lesser of (a) the average closing price of the common stock on the principal securities exchange or securities market on which our common stock is then traded (the “Market”) for the 20 consecutive trading days immediately preceding the date of conversion, and (b) $2.20 (subject to adjustment for stock splits, stock dividends, other distributions, recapitalizations and the like); and (ii) commencing February 15, 2015, the Investor is entitled to convert, on a one-time basis, any or all of the remaining outstanding principal and unpaid interest accrued under the Initial Note, into shares of our common stock at a conversion price equal to 85% of the average closing price of our common stock on the Market for the 15 consecutive trading days immediately preceding the date of conversion. As of June 30, 2015, the Initial Note has been converted in full into 502,786 shares of our common stock, in accordance with the terms of the Initial Note.

On January 15, 2015, we entered into the Note Purchase Agreement with seven accredited investors (the “Additional Investors”) and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, notes (the “Additional Notes”) in an aggregate principal amount of $925,000. The Additional Notes have the same terms and conditions as the Initial Note. As of June 30, 2015, $250,000 of the aggregate principal amount of the Additional Notes has been converted into an aggregate of 167,762 shares of our common stock.

6. COMMITMENTS AND CONTINGENCIES
From time to time we are subject to claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are approximately $0.5 million for the remainder of 2015, $0.9 million in 2016, $0.8 million in 2017, $0.5 million in 2018, $0.2 million in 2019 and $0.6 million thereafter. Rent expense for the six months ended June 30, 2015 and 2014 was $0.4 million and $0.5 million, respectively. At June 30, 2015, firm commitments to vendors totaled $1.2 million.

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
Income tax expense for the six months ended June 30, 2015 was $0.1 million. Income tax expense for the six months ended June 30, 2014 was $0.5 million. Our effective tax rate for the six months ended June 30, 2015 was 1.41%, which is primarily the result of valuation allowances against the net operating losses for the U.S. and results in us not recording net deferred tax assets in the U.S.

Our goodwill is an indefinite-lived asset that is not amortized for financial reporting purposes. However, goodwill is tax deductible and therefore amortized for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of the goodwill. The resulting deferred tax liability, which is expected to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on our balance sheet indefinitely unless there is an impairment of the goodwill (for financial reporting purposes) or there is a disposal of the business to which the goodwill relates. During the six months ended June 30, 2015, the amount of income tax expense related to the tax amortization of goodwill was $0.1 million.
During each of the three and six months ended June 30, 2015 and 2014, there were no material changes to the liability for uncertain tax positions.

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
Three and Six Months Ended June 30, 2015 and 2014

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

On January 15, 2015, we entered into the Note Purchase Agreement with the Additional Investors and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, the Additional Notes in an aggregate principal amount of $925,000 (the “Additional Note Private Placement”). The Additional Notes have the same terms and conditions as the Initial Note.

The Additional Note Private Placement required the repricing and issuance of additional common stock warrants to the investors in our February 2012 common stock and warrant financing. The exercise price of these warrants decreased from $10.25 per share to $9.59 per share and the number of shares issuable upon exercise of the warrants increased from 1,387,685 to 1,483,161.

On February 27, 2015, we entered into a purchase agreement with Craig-Hallum Capital Group LLC (the “Underwriter”) relating to our sale and issuance of 3,573,899 shares of our common stock and corresponding warrants to purchase up to 714,780 shares of our common stock (the “2015 Offering”). Each share of common stock was sold in combination with a warrant to purchase 0.20 of a share of common stock. The purchase price to the public for each share of common stock and accompanying warrant was $1.95.
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
The 2015 Offering required the repricing and issuance of additional common stock warrants to the investors in our February 2012 common stock and warrant financing. The exercise price of these warrants decreased from $9.59 per share to $7.56 per share and the number of shares issuable upon exercise of the warrants increased from 1,483,161 to 1,881,396.
Common Stock Warrants.
During the six months ended June 30, 2015 and 2014, we issued warrants to purchase 1,208,491 and 115,432 shares of common stock, respectively. None of the issued warrants were exercised during such periods. The warrants issued in the six months ended June 30, 2015 included 493,711 warrants issued due to repricing requirements of the Private Placement and 714,780 warrants issued in connection with the 2015 Offering. The warrants issued in the six months ended June 30, 2014 were all issued due to repricing requirements of the Private Placement. Warrants to purchase an aggregate of 4,093,477 shares of common stock were outstanding at June 30, 2015.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

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
Preferred Stock Dividends
We have cumulative undeclared dividends on our Series A Convertible Preferred Stock and Series B Preferred Stock (collectively “Preferred Stock”). At December 31, 2014, we had a recorded liability of $3.1 million for these undeclared dividends. Since dividends should generally not be recognized as a liability until declared, the $3.1 million liability was reversed in 2015 with an offset to accumulated deficit.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

For the three and six months ended June 30, 2015 and 2014, we had undeclared dividends. In accordance with the FASB's Accounting Standards Codification Topic 260-10-45-11, "Earnings per Share", these dividends were added to the net loss per share calculation.
At June 30, 2015 and December 31, 2014, we had cumulative undeclared dividends on our Preferred Stock of $3.8 million and $3.1 million, respectively.

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
Static Business Inputs include: our equity value, which was estimated using our stock price of $1.67 as of June 30, 2015; the amount of the down-round financing; the timing of the down-round financing; the expected exercise period of 1.61 years from the valuation date; and the fact that no other potential fundamental transactions are expected during the term of the common stock warrants.
Static Technical Inputs include: volatility of 101% and the risk-free interest rate of 0.5% based on the 2-year U.S. Treasury yield interpolated from the one-year and two-year U.S. Treasury bonds.
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

During the three months ended June 30, 2015 and 2014, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	June 30, 2015	June 30, 2014
Beginning balance at April 1	$290	$550
Total gains or losses:
Recognized in earnings	270	(200)
Balance at June 30	$560	$350
During the six months ended June 30, 2015 and 2014, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Six Months Ended
	June 30, 2015	June 30, 2014
Beginning balance at January 1	$145	$600
Total gains or losses:
Recognized in earnings	415	(250)
Balance at June 30	$560	$350
The change in unrealized gains or losses of Level 3 liabilities was included in earnings and was reported in other income (expense) in our Statement of Operations.

10. STOCK OPTIONS

Stock Options.

The following table summarizes stock option activity during the six months ended June 30, 2015:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2015	685,984	$6.56
Granted	608,910	1.50
Forfeited	(18,397)	4.08
Expired	(49,198)	9.99
Outstanding at June 30, 2015	1,227,299	$3.95
Exercisable at June 30, 2015	350,213	$7.41

During the six months ended June 30, 2015, we granted options to purchase 608,910 shares of our common stock at a weighted-average exercise price of $1.50 per share under our 2006 Equity Incentive Plan, as amended (the “Plan”). Options to purchase an aggregate of 214,296 shares of our common stock were granted during the six months ended June 30, 2014.

As of June 30, 2015, there were 350,213 options exercisable and 1,140,292 options were vested or expected to vest with an aggregate intrinsic value of approximately $0.1 million.

Stock Appreciation Rights (“SARs”)

The following table summarizes SARs activity under the Plan during the six months ended June 30, 2015:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

	Number of SARs	Weighted-Average Exercise Price
Outstanding at January 1, 2015	98,333	$4.14
Outstanding at June 30, 2015	98,333	$4.14
Exercisable at June 30, 2015	48,958	$4.32

All outstanding SARs were issued solely to our executive officers.

As of June 30, 2015, 48,958 shares subject to outstanding SARs were exercisable and 98,333 shares were vested or expected to vest. The weighted-average exercise price of these SARs was $4.14 per share and the aggregate intrinsic value was zero.

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

Segment information for the three months ended June 30, 2015 and 2014 was as follows:

	Dollars in Thousands
	Three Months Ended June 30, 2015
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$4,839	$2,201	$7,040
Gross Profit	2,634	238	2,872
Net Loss before Taxes	(2,167)	(1,066)	(3,233)
Income Tax Expense	40	2	42
Net Loss	$(2,207)	$(1,068)	$(3,275)
Depreciation/Amortization	$517	$41	$558
Interest Expense, net	$131	$55	$186

	June 30, 2015
Total Assets	$25,870	$5,539	$31,409

	Dollars in Thousands
	Three Months Ended June 30, 2014
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$3,843	$2,921	$6,764
Gross Profit	1,490	903	2,393
Net Loss before Taxes	(3,277)	(624)	(3,901)
Income Tax Expense (Benefit)	40	(48)	(8)
Net Loss	$(3,317)	$(576)	$(3,893)
Depreciation/Amortization	$438	$50	$488
Interest Expense, net	$83	$63	$146

	June 30, 2014
Total Assets	$23,370	$7,721	$31,091

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

Segment information for the six months ended June 30, 2015 and 2014 is as follows:

	Dollars in Thousands
	Six Months Ended June 30, 2015
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$9,710	$3,843	$13,553
Gross Profit	5,330	516	5,846
Net Loss before Taxes	(4,277)	(1,951)	(6,228)
Income Tax Expense	81	7	88
Net Loss	$(4,358)	$(1,958)	$(6,316)
Depreciation/Amortization	$1,024	$87	$1,111
Interest Expense, net	$273	$103	$376

	Dollars in Thousands
	Six Months Ended June 30, 2014
	Laboratory Services	Genetic Assays and Platforms	Total
Net Sales	$7,531	$5,484	$13,015
Gross Profit	3,122	1,765	4,887
Net Loss before Taxes	(6,261)	(1,311)	(7,572)
Income Tax Expense (Benefit)	549	(52)	497
Net Loss	$(6,810)	$(1,259)	$(8,069)
Depreciation/Amortization	$878	$103	$981
Interest Expense, net	$190	$138	$328

Net sales for the three and six months ended June 30, 2015 and 2014 by country were as follows:

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$5,897	$4,870	$11,405	$9,633
Italy	193	337	370	722
All Other Countries	950	1,557	1,778	2,660
Total	$7,040	$6,764	$13,553	$13,015
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
Issuance of Common Stock and Common Stock Warrants
On June 30, 2015, we entered into a Securities Purchase Agreement with certain accredited investors (the “2015 Investors”) pursuant to which, on July 7, 2015, we sold to the 2015 Investors, and the 2015 Investors purchased from us, (i) an aggregate of

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2015 and 2014

approximately 1.5 million shares of our common stock, par value $0.01 per share, at a price per share of $1.42, (ii) warrants (the “Series B Warrants”) to purchase up to an aggregate of 0.7 million shares of our common stock with an exercise price of $0.01 per share, and (iii) warrants (the “Series A Warrants” and, together with the Series B Warrants, the “2015 Warrants”) to purchase up to an aggregate of 1.2 million shares of our common stock, with an exercise price of $1.66 per share (collectively, the “2015 Offering”). The purchase price for the Series B Warrants was $1.42 per share of our common stock subject to the Series B Warrants. Each of the 2015 Warrants has a term of 5 and 1/2-years. The Series B Warrants are immediately exercisable. The Series A Warrants will be exercisable beginning on January 7, 2016, six months from the date of issuance. The aggregate gross proceeds to us from the 2015 Offering were approximately $3.0 million.
Craig-Hallum Capital Group LLC (the “2015 Placement Agent”) served as the sole placement agent for the Offering. In consideration for services rendered as the placement agent in the 2015 Offering, we (i) paid to the 2015 Placement Agent cash commissions equal to approximately $212,783, or 7.0% of the gross proceeds received in the 2015 Offering; (ii) issued to the 2015 Placement Agent a five-year warrant to purchase up to 107,033 shares of our common stock with an exercise price of $1.66 per share and which is subject to other terms that are the same as the terms of the Series A Warrants; and (iii) reimbursed the 2015 Placement Agent for reasonable out-of-pocket expenses, including fees paid to the 2015 Placement Agent’s legal counsel, incurred in connection with the 2015 Offering, which reimbursable expenses did not exceed $50,000.
Waiver under Loan Agreement
As disclosed in Note 5 - “Debt”, at June 30, 2015, we could not support an advance of $3.0 million per the defined borrowing base calculation of the Revolving Line, as required per the Loan Agreement.  On August 10, 2015, we made a payment of $0.7 million to the Lenders which brought us back into compliance with the terms of the Revolving Line and, on such date, we received a waiver from the Lenders related to our non-compliance at June 30, 2015.

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
The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on April 15, 2015. Results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be attained in the future.

Overview

Transgenomic, Inc. (“we”, “us”, “our”, the “Company” or “Transgenomic”) is a global biotechnology company advancing personalized medicine in cardiology, oncology and inherited diseases through advanced diagnostic technologies, such as our revolutionary multiplexed ICE COLD-PCRTM, or MX-ICP, technology and our unique genetic tests provided through our Laboratory Services segment. We also provide specialized clinical and research services to biopharmaceutical companies developing targeted therapies and sell equipment, reagents and other consumables for applications in molecular testing and cytogenetics.

Our diagnostic technologies are designed to improve medical diagnoses and patient outcomes. Our strategy seeks to optimize, through channel partnerships, the commercial potential of our assets aimed at large genetic testing markets. This allows us to focus resources on our areas of strength, including developing and marketing tests for rare genetic disorders and other genetic-mediated conditions in the U.S., where we are a market leader, and developing biomarkers, genetic tests and companion diagnostics using proprietary technology that is unsurpassed for the identification and detection of low-level genetic mutations and is a prerequisite for improved diagnosis and treatment of cancer and other diseases.

MX-ICP is a simple, proprietary technology that amplifies the ability to detect genetic mutations by 100 - 400 fold. This technology has been validated internally on all currently available sequencing platforms, including Sanger, Next Gen Sequencing and Digital PCR. By enhancing the level of detection of genetic mutations and suppressing the normal, “wild-type” DNA, several benefits are provided. It is generally understood that most current technologies are unable to consistently identify mutations that occur in less than approximately 5% of a sample. However, many mutations found at much lower levels, even down to 0.01%, are known to be clinically relevant and can have significant consequences to a patient: both in terms of how they will respond to a given drug or treatment and how a given tumor is likely to change over time. More importantly, in our view, significantly improving the level of detection while using blood, saliva and even urine as a source for DNA, rather than depending on painful, expensive and potentially dangerous tumor biopsies, is an important advancement in patient care with respect to cancer detection, treatment and monitoring of the disease and can result in significant cost savings for the healthcare system by replacing invasive procedures with the simple collection of blood or other bodily fluid. By broadening the types of samples that can be used for testing and allowing all sequencing platforms to provide improved identification of low level mutations, MX-ICP has the potential to make testing more patient friendly, enable genetic monitoring of disease progression, effectively guide treatment protocols, and reduce the overall cost of diagnosis and monitoring while improving patient outcomes.

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

Second Quarter 2015 Overview and Recent Highlights

On April 20, 2015, we announced that our MX-ICP technology was now available to pharmaceutical and biotechnology customers of our Biomarker Identification business unit. MX-ICP is an ultra-high sensitivity DNA amplification technology that allows the detection of multiple mutations in multiple genes from any sample, either from a tumor biopsy or from biofluids such as blood or urine.

On April 23, 2015, we announced a revised agreement with Horizon Discovery Group to incorporate their advanced human genomic reference standards in our MX-ICP kits on an original equipment manufacturer (OEM) basis, further advancing the quality and performance of MX-ICP.

On May 29, 2015, at the 2015 American Society of Clinical Oncology (ASCO) Annual Meeting, we announced the launch of our new MX-ICP CLIA mutation detection service to enable more informed diagnoses, better treatment decisions and ongoing cancer patient monitoring. The service leverages the ultra-high sensitivity of our MX-ICP technology to deliver highly accurate results from almost any type of patient sample. The first available tests are for the detection of epidermal growth factor receptor (EGFR) mutations applicable to lung and colorectal cancer. We intend to add additional detection tests on an ongoing basis.

On June 9, 2015 we announced that Mya Thomae had been named to the Board of Directors and Harjit Kullar, PhD, was appointed Vice President of Marketing for the Biomarker Discovery and Genetic Assays and Platforms business segments. Ms. Thomae is Regulatory Head at sequencing leader Illumina and Dr. Kullar held marketing and sales positions of increasing responsibility at Life Technologies and Thermo Fisher.

 On June 11, 2015 we announced that Katherine Richardson, PhD, Transgenomic’s Vice President of Research & Development, would deliver a keynote address at the GTBio Cancer Markers & Liquid Biopsies Conference. In her talk, Dr. Richardson highlighted how our MX-ICP technology uniquely enables use of liquid biopsies and facilitates broader adoption of precision and personalized medicine.

On June 22, 2015, we announced our plans to launch a pipeline of MX-ICP-based cancer tests during 2015, including the release of up to six new lab-based cancer tests targeting actionable mutations in melanoma, lung cancer and colorectal cancer. The tests will include single and multiple gene panel tests and are usable with liquid or tissue biopsy sample. The tests will be available for diagnostic use through our CLIA-certified laboratory.

On June 30, 2015, we entered into a Securities Purchase Agreement that raised gross proceeds of approximately $3.0 million in a private placement financing. Pursuant to the agreement, we sold an aggregate of approximately 1.5 million shares of our common stock and warrants to purchase up to an aggregate of 0.7 million shares of our common stock, in each case at a purchase price of $1.42 per share. Additionally, we also sold warrants to purchase up to an aggregate of 1.2 million shares of our common stock with an exercise price of $1.66 per share.

On July 1, 2015, we announced the availability of our ICEme™ Mutation Enrichment Kits to cancer researchers worldwide. The kits, which were launched on June 30, 2015, are based on our MX-ICP technology and they are customizable to meet researchers’ specific needs. The initial menu includes 17 clinically actionable mutations/exons for use as single mutation tests or in combination. MX-ICP is validated and available for use on all sequencing platforms.

On July 14, 2015, we announced the launch of a new genetic test for the definitive diagnosis of the devastating genetic disorders known as leukodystrophy, which are currently very difficult to diagnose accurately. Our new test could help improve patient management and ultimately may help support the development of more effective therapies.

On August 5, 2015, we announced the launch of a new pilot clinical study of our MX-ICP liquid biopsy technology. Four leading biopharmaceutical firms have joined the pilot program, which was initiated with an undisclosed market-leading oncology company earlier this year. The primary aim of the pilot study is to validate the accuracy and utility of using MX-ICP-based liquid biopsies to guide and monitor cancer clinical trials. The study will include a variety of cancers and several different sequencing platforms.

On August 10, 2015, we announced establishment of a Clinical-Commercial Advisory Board (CCAB) for oncology applications of our MX-ICP technology. The CCAB is headed by Dr. Scott Patterson, a recognized expert in the application of genetic biomarkers to cancer drug development. Also joining as inaugural CCAB members are Dr. Bruce E. Johnson, Chief Clinical Research Officer at the Dana-Farber Cancer Institute and molecular pathologist Professor Paul Waring of the University of Melbourne, who is a pioneer in the application of genomic technology to cancer diagnostics and drug development. Additional CCAB members are expected to be announced in the coming months.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At June 30, 2015, we had cash and cash equivalents of $2.3 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.
The uncertainty of current general economic conditions could negatively impact our business in the future. There are many factors that affect the market demand for our products and services that we cannot control. Demand for the products of our Genetic Assays and Platforms segment is affected by the needs and budgetary resources of research institutions, universities and hospitals. Instrument purchases represent a significant expenditure by these types of customers and often require a long sales cycle. These customers may not have the funding available to purchase our instruments. Competition and new instruments in the marketplace also may impact our sales. Our Laboratory Services segment is dependent upon reimbursement from government and private payors that continually look for ways to reduce costs, including by unilaterally reducing reimbursement for services such as those that we provide. The government issued new reimbursement codes in 2013, which were set at pricing levels that were generally lower than the levels for identical tests in 2012. Certain private payors also used the issuance of the new codes as an opportunity to unilaterally lower their reimbursement rates. There are no assurances that reimbursements from certain of these providers will remain at levels that will allow us to be profitable.
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

Results of Operations
Net sales for the three months ended June 30, 2015 increased by $0.3 million, or 4%, compared to the same period in 2014. During the three months ended June 30, 2015, net sales from our Laboratory Services segment increased by 26% compared to the same three month period in 2014. Net sales in our Genetic Assays and Platforms segment decreased 25% for the three months ended June 30, 2015 compared to the same period in 2014. Our gross profit margin increased to 41% for the three months ended June 30, 2015 from 35% for the three months ended June 30, 2014. Loss from operations was $2.8 million for the three months ended June 30, 2015, compared to $4.0 million for the three months ended June 30, 2014.
Three Months Ended June 30, 2015 and 2014
Net Sales. Net sales for the three months ended June 30, 2015 increased by $0.3 million, or 4%, compared to the same period in 2014. Net sales performance in each of our segments was as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2015	2014	$	%
Laboratory Services	$4,839	$3,843	$996	26%
Genetic Assays and Platforms	2,201	2,921	(720)	(25)%
Total Net Sales	$7,040	$6,764	$276	4%
Net sales for our Laboratory Services segment increased by $1.0 million, or 26%, during the three months ended June 30, 2015 as compared to the same period in 2014. The increase reflects higher sales from both patient testing and our contract laboratory services.

Net sales for our Genetic Assays and Platforms segment were $2.2 million for the three months ended June 30, 2015, which represented a decrease of $0.7 million as compared to the same period in 2014. The decrease in net sales resulted from lower bioconsumables sales in the three months ended June 30, 2015 as compared to the same period in 2014, mostly due to the fact that we sold our Surveyor Kits product line at the beginning of the third quarter of fiscal year 2014.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with the operations of our Laboratory Services segment.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2015	2014	2015	2014
Laboratory Services	$2,634	$1,490	54%	39%
Genetic Assays and Platforms	238	903	11%	31%
Gross Profit	$2,872	$2,393	41%	35%
Gross profit was $2.9 million, or 41% of total net sales, during the second quarter of 2015, compared to $2.4 million, or 35% of total net sales, during the same quarter of 2014. During the three months ended June 30, 2015, the gross margin for our Laboratory Services segment was 54%, as compared to 39% in the same period of 2014. This increase in gross margin resulted from an increased sales volume in patient tests during the three months ended June 30, 2015, along with higher volumes in our Biomarker Identification laboratory and a reduction in our manufacturing costs. The gross margin for our Genetic Assays and Platforms segment decreased to 11% for the three months ended June 30, 2015 from 31% in the same period of 2014 due to decreased revenue resulting from the sale of our Surveyor Kits product line in 2014 and fewer instrument sales. The gross margin for our Genetic Assays and Platforms segment was also negatively impacted by a $0.3 million dollar obsolete inventory provision that was recorded during the three months ended June 30, 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $0.5 million to $5.1 million during the three month period ended June 30, 2015 as compared to the same period in 2014. The decrease was due to lower personnel costs and lower stock compensation costs in the second quarter of 2015 as compared to the second quarter of 2014.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended June 30, 2015, research and development expenses totaled $0.6 million as compared to $0.8 million for the three months end June 30, 2014. Research and development expenses totaled 8% and 12% of net sales during the three months ended June 30, 2015 and 2014, respectively. The reduction in expenses during the three months ended June 30, 2015 resulted from reduced spending on operating supplies and patent costs.
Other Income (Expense). Other expense for the three months ended June 30, 2015 and 2014 includes interest expense of $0.2 million and $0.1 million, respectively. In addition, we recorded other expense for the three months ended June 30, 2015 and other income for the three months ended June 30, 2014 for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The expense and income associated with the change in fair value of the warrants is a non-cash item.
Income Tax Expense. Income tax expense for the three months ended June 30, 2015 was less than $0.1 million. For the same period of 2014, we recorded less than $0.1 million in net income tax benefits. For the three months ended June 30, 2015, income tax expense for a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset, was less than $0.1 million and we expect this deferred income tax expense to be approximately $0.2 million annually going forward.
Six Months Ended June 30, 2015 and 2014
Net Sales. Net sales for the six months ended June 30, 2015 increased by $0.5 million, or 4%, compared to the same period in 2014. Net sales performance in each of the segments was as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2015	2014	$	%
Laboratory Services	$9,710	$7,531	$2,179	29%
Genetic Assays and Platforms	3,843	5,484	(1,641)	(30)%
Total Net Sales	$13,553	$13,015	$538	4%
Laboratory Services net sales increased $2.2 million, or 29%, during the six months ended June 30, 2015 as compared to the same period in 2014. The increase was due to higher test volumes from both patient testing and our contract laboratory services.
Genetic Assays and Platforms net sales of $3.8 million represented a decrease of $1.6 million, or 30%, during the six months ended June 30, 2015 as compared to the same period in 2014. This decrease was due to decreased instrument revenue along with the fact that we sold our Surveyor Kits product line at the beginning of the third quarter of fiscal year 2014.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation). It also includes direct costs (primarily personnel costs, rent, supplies and depreciation) associated with operations of our Laboratory Services segment.
Gross Profit. Gross profit and gross margins for each of our business segments were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2015	2014	2015	2014
Laboratory Services	$5,330	$3,122	55%	41%
Genetic Assays and Platforms	516	1,765	13%	32%
Gross Profit	$5,846	$4,887	43%	38%
Gross profit was $5.8 million, or 43% of total net sales, during the second quarter of 2015, compared to $4.9 million, or 38% of total net sales, during the same period of 2014. During the six months ended June 30, 2015, the gross margin for Laboratory Services was 55% as compared to 41% in the same period of 2014. In the first six months of 2015, the higher margins were due to increased revenue from higher test volumes along with lower manufacturing costs. The gross margin for Genetic Assays and

Platforms decreased to 13% during the six months ended June 30, 2015 from 32% during the same period of 2014 due to decreased revenue resulting from the sale of our Surveyor Kits product line in the second half of 2014 and lower revenue from instrument sales. The gross margin for the six months ended June 30, 2015 was also negatively impacted by a $0.3 million dollar obsolete inventory provision that was recorded during the six months ended June 30, 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $0.7 million to $10.1 million during the six month period ended June 30, 2015 compared to the same period in 2014. The decrease was due to lower personnel costs and lower stock compensation costs in the first half of fiscal year 2015 as compared to the first half of fiscal year 2014, partially offset by a higher bad debt provision.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, supplies and facility costs and are expensed in the period in which they are incurred. For the six months ended June 30, 2015 and 2014, these costs totaled $1.1 million and $1.5 million, respectively. The decrease in research and development costs in the six months ended June 30, 2015 resulted from reduced spending on operating supplies and patent costs. Research and development expenses totaled 8% and 12% of net sales during the six months ended June 30, 2015 and 2014, respectively.
Other Income (Expense). Other expense for the six months ended June 30, 2015 and 2014 includes interest expense of $0.4 million and $0.3 million, respectively. In addition, we recorded other expense for the six months ended June 30, 2015 and other income for the six months ended June 30, 2014 for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income and expense associated with the change in fair value of the warrants is a non-cash item.
Income Tax Expense. Income tax expense for the six months ended June 30, 2015 and 2014 was $0.1 million and $0.5 million, respectively. The income tax expense for the six months ended June 30, 2014 includes $0.5 million of deferred income tax expense as we established a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset. For the six months ended June 30, 2015, income tax expense related to this deferred tax liability was $0.1 million and we expect this deferred income tax expense to be approximately $0.2 million annually going forward.

Liquidity and Capital Resources
Our working capital positions at June 30, 2015 and December 31, 2014 were as follows:

	Dollars in Thousands
	June 30, 2015	December 31, 2014	Change
Current assets (including cash and cash equivalents of $2,309 and $1,609, respectively)	$15,473	$13,432	$2,041
Current liabilities	13,313	11,115	2,198
Working capital	$2,160	$2,317	$(157)
We entered into an Unsecured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”), dated December 31, 2014, with an accredited investor (the “Initial Investor”) pursuant to which we issued and sold, on December 31, 2014 (the “Initial Closing”), to the Initial Investor in a private placement an unsecured convertible promissory note (the “Initial Note”) in the aggregate principal amount of $750,000. As of June 30, 2015, the Initial Note has been converted in full into 502,786 shares of our common stock, in accordance with the terms of the Initial Note.
Pursuant to the terms of the Note Purchase Agreement, on January 15, 2015, we entered into a purchase agreement with seven additional accredited investors (the “Additional Investors”) and issued and sold, on January 20, 2015, to the Additional Investors in a private placement notes in an aggregate principal amount of $925,000 (the “Additional Notes” and, together with the Initial Note, the “2015 Notes”).
The 2015 Notes accrue interest at a rate of 6% per year and mature on December 31, 2016. Under the terms of each of the 2015 Notes, the outstanding principal and unpaid interest accrued is convertible into shares of our common stock as follows: (i) commencing upon the date of issuance of the 2015 Notes (but no earlier than January 1, 2015), the investor holding such 2015 Note is entitled to convert, on a one-time basis, up to 50% of the outstanding principal and unpaid interest accrued under the 2015 Note, into shares of our common stock at a conversion price equal to the lesser of (a) the average closing price of the common stock on the principal securities exchange or securities market on which our common stock is then traded (the “Market”) for the 20 consecutive trading days immediately preceding the date of conversion, and (b) $2.20 (subject to adjustment for stock splits, stock dividends, other distributions, recapitalizations and the like); and (ii) commencing February 15, 2015, the investor holding such 2015 Note is entitled to convert, on a one-time basis, any or all of the remaining outstanding principal and unpaid interest accrued under the 2015 Note, into shares of our common stock at a conversion price equal to 85% of the average closing price of our common stock on the Market for the 15 consecutive trading days immediately preceding the date of conversion.
As of June 30, 2015, $250,000 of the aggregate principal amount of the Additional Notes has been converted into an aggregate of 167,762 shares of our common stock. Additionally, on July 17, 2015, $50,000 of the aggregate principal amount of the Additional Notes was converted into 34,379 shares of our common stock and, on July 28, 2015, another $50,000 of the aggregate principal amount of the Additional Notes was converted into 35,701 shares of our common stock, in each case in accordance with the terms of the applicable Additional Note.
On February 27, 2015, we entered into a purchase agreement with Craig-Hallum Capital Group LLC, as the underwriter (the “Underwriter”), pursuant to which we sold 3,573,899 shares of our common stock and corresponding warrants to purchase up to 714,780 shares of our common stock. Each share of common stock was sold in combination with a warrant to purchase 0.20 of a share of our common stock. The purchase price to the public for each share of common stock and accompanying warrant was $1.95.
The purchase price paid by the Underwriter to us for the common stock and accompanying warrants was $1.8135. The net proceeds, after deducting the Underwriter’s discount and other estimated expenses, were approximately $6.2 million.
Please see Note 5 - “Debt” and Note 6 - “Commitments and Contingencies” to the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt and debt servicing obligations.
At June 30, 2015, we had cash on hand of $2.3 million. Our current operating plan projects improved operating results, improvement in collection rates and monetization of underutilized assets. As with any operating plan, there are risks associated with our ability to execute it. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. We could seek to raise additional funds through various potential sources such as through the sale of assets or sale of debt or equity securities. However, there can be no assurance that the additional funding sources will be available to us at reasonable terms or at all. If we are unable to achieve our operating plan or obtain additional financing, our business would be jeopardized and we may not be able to continue as a going concern.

Analysis of Cash Flows - Six Months Ended June 30, 2015 and 2014
Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased by $0.7 million during the six months ended June 30, 2015, compared to a decrease of $0.4 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, we used cash of $6.0 million in operating activities and cash of $0.2 million in investing activities, and had cash provided by financing activities of $7.0 million. In the six months ended June 30, 2014, net cash used in operating activities was $7.3 million, and net cash used in investing activities was $0.2 million, which was offset by cash provided by financing activities of $7.0 million.
Cash Flows Used in Operating Activities. Cash flows used in operating activities totaled $6.0 million during the six months ended June 30, 2015, compared to cash flows used in operating activities of $7.3 million during the six months ended June 30, 2014. The cash flows used in operating activities in the first six months of 2015 included the net loss of $6.3 million and an increase in accounts receivable of $4.0 million, offset by non-cash items, including the provision for losses on doubtful accounts of $1.9 million, stock compensation expense of $0.3 million and depreciation and amortization of $1.1 million. The cash flows used in operating activities in the first six months of 2014 included the net loss of $8.1 million and an increase in accounts receivable of $3.5 million, offset by non-cash items, including the provision for losses on doubtful accounts of $1.5 million, stock compensation expense of $0.6 million and depreciation and amortization of $1.0 million.
Cash Flows Used in Investing Activities. Cash flows used in investing activities was $0.2 million for both the six months ended June 30, 2015 and 2014. Cash flows used in investing activities in the first six months of 2015 and 2014 included purchases of property and equipment of $0.2 million and $0.1 million, respectively.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $7.0 million for the six months ended June 30, 2015, which included net proceeds of approximately $6.2 million from our common stock offering in the first quarter of 2015 and $0.9 million from the issuance of unsecured convertible promissory notes in January 2015. These proceeds were partially offset by payments on our debt and capital lease obligations. Cash flows provided by financing activities during the six months ended June 30, 2014 included proceeds from the issuance of Series B Convertible Preferred Stock and net borrowing on our debt, partially offset by payments on our capital lease obligations.

Off-Balance Sheet Arrangements

At each of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Evaluation of Disclosure Controls and Procedures.
Management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, which continue to exist as of June 30, 2015. Specifically, management determined that we did not maintain effective control over proper timing and recognition of revenue and over the elements used in our analysis and evaluation of the allowance for doubtful accounts to ensure that the allowance for doubtful accounts was reasonably stated.
Remediation of Material Weaknesses in Internal Control over Financial Reporting.
We are in the process of improving our controls to remediate the material weaknesses in internal control over financial reporting that existed as of December 31, 2014. The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. We have hired a divisional controller who will assist in the remediation efforts. The remedial actions include, among other steps, a reconciliation of proof of delivery (fax confirmation) to invoice, to unbilled reports and to error processing queues. In addition, effective beginning with the quarter ended March 31, 2015, an additional review process was added to the allowance for doubtful accounts analysis such that current and historical trends of payments are given more weight in the determination of the allowance amount.
While implementation of these remediation actions are in process, it will take time for such actions to be fully integrated and confirmed to be effective and sustainable. Until such time, the material weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.13
Unsecured Convertible Promissory Note Purchase Agreement, dated as of December 31, 2014, by and among Transgenomic, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015).

4.14
Form of Unsecured Convertible Promissory Note issued by Transgenomic, Inc. to the Investor pursuant to the Unsecured Convertible Promissory Note Purchase Agreement, dated as of December 31, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015).

4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2015).

4.16
Registration Rights Agreement, by and among Transgenomic, Inc. and the Investors, dated June 30, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on July 7, 2015).

4.17
Form of Series B Warrant, issued by Transgenomic, Inc. to an Investor on July 7, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on July 7, 2015).

4.18
Form of Series A Warrant, issued by Transgenomic, Inc. to the Investors on July 7, 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on July 7, 2015).

4.19
Form of Warrant, issued by Transgenomic, Inc. to the Placement Agent on July 7, 2015 (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on July 7, 2015).

10.1
Limited Waiver and Sixth Amendment to Loan and Security Agreement by and among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated April 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).

10.2
Securities Purchase Agreement, by and among Transgenomic, Inc. and the Investors, dated June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on July 7, 2015).

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