Form 10-K/A
period 2014-12-31
TRANSGENOMIC INC
filed 2015-08-21
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K/A (this “Second Amendment”) is being filed by Transgenomic, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015 (the “Original Form 10-K”), as amended by the Company’s Amendment No. 1 to Annual Report on Form 10-K/A, which was filed with the SEC on August 14, 2015 (the “First Amendment”).

The Company is filing this Second Amendment for the purpose of updating the biographical information for Paul Kinnon that was included under the heading “Executive Officers of the Registrant” under Part I, “Item 1. Our Business” of the Original Form 10-K. The Company is also filing this Second Amendment for the purpose of updating the biographical information for Paul Kinnon that was included under Part III, “Item 10. Directors, Executive Officers and Corporate Governance” of the Original Form 10-K through the incorporation by reference of information in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2015.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), a new certification by the Company’s principal executive officer and principal financial officer is filed herewith as an exhibit to this Second Amendment.

The information under Part I, “Item 1. Our Business” of the Original Form10-K is hereby amended and restated in its entirety to read as follows:

“Item 1.	Our Business

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

Executive Officers of the Registrant

Paul Kinnon. Mr. Kinnon, age 51, has served as our President and Chief Executive Officer and a Director since September 2013 and as our Interim Chief Financial Officer since October 2014. Mr. Kinnon has more than 20 years of global leadership experience in innovative life science and diagnostics companies. From January through August 2013, he provided consulting services to the life science sector as a Partner at Arch Global Research. During a portion of this time, Mr. Kinnon provided consulting services to us. From January 2007 to December 2012, Mr. Kinnon was President, Chief Executive Officer and a Director of ZyGEM Corporation Limited, a biotechnology company, where he transformed the company from a regional enzyme provider into a leader in integrated microfluidic technologies for forensic and clinical diagnostic applications. From May 2006 to June 2007, Mr. Kinnon was Vice President & General Manager Environmental Diagnostics (later expanded to Applied Markets) at Invitrogen Corporation (now Life Technologies), a high growth life sciences and diagnostics firm, and from October 2004 until April 2006, he was Vice President, Global Strategic Alliances at Invitrogen. Previously, Mr. Kinnon also held business, sales and marketing roles of increasing responsibility at Guava Technologies, Inc., Cellomics, Inc. and other life science companies. Mr. Kinnon earned his Bachelor of Sciences degree in Applied Chemistry at Coventry University in the United Kingdom and holds a Diploma of Marketing. A petition in bankruptcy was filed against ZyGEM Corporation Limited in April 2013.

Leon F. Richards. Mr. Richards, age 58, was appointed our Chief Accounting Officer by our Board of Directors in October 2014. Mr. Richards is an experienced corporate finance executive and certified public accountant with more than 30 years of experience building and leading financial organizations. Mr. Richards has served as our Controller since November 2012. He most recently served as Controller and Chief Accounting Officer of Baldwin Technology Company, Inc., a leading global supplier of process automation equipment for the printing and publishing industry, from May 2004 to September 2012. Mr. Richards earned his Bachelor of Business Administration and Accounting from Iona College.”

The information under Part III, “Item 10. Directors, Executive Officers and Corporate Governance” of the Original Form10-K is hereby amended and restated in its entirety to read as follows:

“Board of Directors and Committees

Our Board consists of five directors. The Board is divided into three classes with directors in each class serving for a term of three years. The terms of office of the current Class I, Class II and Class III directors will expire in 2016, 2017 and 2015, respectively. The Preferred Stockholders are entitled, as a separate voting group, to elect two of the five directors (the “Preferred Stock Directors”). The Common Stockholders are entitled, as a separate voting group, to elect the three remaining directors (the “Common Stock Directors”). There is one Common Stock Director in each class. There is one Preferred Stock Director in each of Class I and Class II, but not a Preferred Stock Director in Class III.

Robert M. Patzig is the current Preferred Stock Director in Class I, Paul Kinnon is the current Common Stock Director in Class I, Doit L. Koppler, II is the current Preferred Stock Director in Class II, John D. Thompson is the current Common Stock Director in Class II and Michael A. Luther, Ph.D. is the current Common Stock Director in Class III.

Certain biographical information regarding our director nominee and directors continuing in office after the Annual Meeting, including their ages as of April 21, 2015 and the dates that they were first elected to our Board, is set forth below. In each individual’s biography we have highlighted specific experience, qualifications, and skills that have led the Board to conclude that such individual is a valued member of our Board. In addition to these specific attributes, all of our directors have significant expertise in one or more areas of importance to our business and have high-level managerial experience in relatively complex organizations or are accustomed to dealing with complex problems. We believe all of our directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to the affairs of our company.

Name	Age	Principal Occupation	Director Since	Term to Expire

CLASS III DIRECTOR NOMINEE

Michael A. Luther, Ph.D., Common Stock Director	58	Senior Vice President, Discovery and Development Services, Albany Molecular Research, Inc.	2014	2015

CLASS I DIRECTORS CONTINUING IN OFFICE

Robert M. Patzig, Preferred Stock Director	46	Chairperson of the Board, Transgenomic, Inc.	2010	2016

Paul Kinnon, Common Stock Director	52	President, Chief Executive Officer and Interim Chief Financial Officer of Transgenomic, Inc.	2013	2016

CLASS II DIRECTORS CONTINUING IN OFFICE

Doit L. Koppler, II, Preferred Stock Director	51	Managing Director and Treasurer, Third Security, LLC	2010	2017

John D. Thompson, Common Stock Director	66	Retired Senior Vice President, Strategy & Corporate Development, Invitrogen Corporation	2014	2017

Michael A. Luther, Ph.D.  Dr. Luther has served as Senior Vice President, Discovery and Development Services, at Albany Molecular Research, Inc. (NASDAQ: AMRI), a global contract research and manufacturing organization offering drug discovery, development and manufacturing services, since October 2013, where he is responsible for the strategic, operational and business development activities for Albany Molecular Research, Inc.’s global discovery and development divisions. From August 2012 to September 2013, Dr. Luther was Corporate Vice President of Global Discovery Research Services at Charles River Laboratories (NYSE: CRL), a global provider of products and services to pharmaceutical and biotechnology companies, government agencies and academic institutions, where he served as the general manager of the firm’s discovery business unit, including developing and implementing strategic and operating plans. Prior to his role at Charles River, from March 2009 to August 2012, he was President and a member of the Board of Directors of the David H. Murdock Research Institute, a non-profit contract research organization located in Kannapolis, North Carolina, where he led and directed all activities of the institute, including applied research and development activities. From November 2006 to March 2009, Dr. Luther held the position of Vice President and Site Head at Merck Frosst, a pharmaceutical company in Montreal, Canada, focused on the delivery of Phase I product candidates from target to clinic for novel therapeutics in respiratory and metabolic disorders. Prior to Merck Frosst, from 1991 to 2006, he held positions of increasing responsibilities at GlaxoSmithKline, a global healthcare company that researches and develops a broad range of innovative medicines and brands, culminating in his appointment as Vice President, High Throughput Biology. Dr. Luther holds a Bachelor of Science degree in Biology and Chemistry from North Carolina State University, a Master in Business Administration from Duke University, Fuqua School of Business, and a Ph.D. in Biophysical Chemistry from Saint Louis University School of Medicine. He has served as a member of the board of directors of Islet Sciences, Inc., a biopharmaceutical company (OTC: ISLT), since March 2014. The Board selected Dr. Luther to serve as a director because it believes he possesses valuable experience in the healthcare and pharmaceutical industries and extensive strategic, scientific and business experience in such industries, which brings a unique and valuable perspective to the Board.

Robert M. Patzig. On February 12, 2015, Mr. Patzig was appointed Chairperson of the Board. He had been standing Chairperson since January 1, 2015 and has been a Board member since December 2010. Since June 2014, Mr. Patzig has also served as Board Chair of Ligmincha International, a non-profit organization focused on the preservation and dissemination of Tibetan Bon Buddhism. Until December 31, 2014, Mr. Patzig was Senior Managing Director and the Chief Investment Officer for Third Security, LLC, an investment firm with a concentration in life science. Mr. Patzig joined Third Security upon its inception in 1999. Mr. Patzig’s responsibilities included identifying and evaluating investment opportunities for Third Security and its funds as well as general portfolio oversight and portfolio management. Prior to the formation of Third Security, Mr. Patzig served as Director of Market Research and Analysis at GIV Holding, Inc. and Director of Research Services at General Injectables & Vaccines, Inc. He served as a member of the Board of Directors of Cyntellect, Inc. from February 2011 until June 2012 and previously as Chairman of the Board from July 2007 to September 2008. Mr. Patzig was a Director of the Virginia Biotechnology Association, a non-profit industry advocacy group from 2006 until 2011. Mr. Patzig served as a member of the Board of Directors of Intrexon Corporation from May 2005 to February 2008 and was Chairman from February 2007 to February 2008. He served as a member of the Board of Directors of Synchrony, Inc. from February 2006 to April 2008. Mr. Patzig also served as the head of the Investment Committee for Howe and Rusling, Inc. a registered investment advisor from 2001 until its sale in 2006. Mr. Patzig received a B.A. in Philosophy and an M.A. in English from Virginia Tech. The Board appointed Mr. Patzig as its Chairperson because of his substantial biotechnology industry experience as well has his securities and investment expertise.

Paul Kinnon. Mr. Kinnon has served as our President and Chief Executive Officer and a Director since September 2013. On October 31, 2014, Mr. Kinnon was appointed Interim Chief Financial Officer. Mr. Kinnon has more than 20 years of global leadership experience in innovative life science and diagnostics companies. From January through August 2013, he provided consulting services to the life science sector as a Partner at Arch Global Research. During a portion of this time, Mr. Kinnon provided consulting services to us. From January 2007 to December 2012, Mr. Kinnon was President, Chief Executive Officer and a Director of ZyGEM Corporation Limited, a biotechnology company, where he transformed the company from a regional enzyme provider into a leader in integrated microfluidic technologies for forensic and clinical diagnostic applications. From May 2006 to June 2007, Mr. Kinnon was Vice President & General Manager Environmental Diagnostics (later expanded to Applied Markets) at Invitrogen Corporation (now Life Technologies), a high growth life sciences and diagnostics firm, and from October 2004 until April 2006, he was Vice President, Global Strategic Alliances at Invitrogen. Previously, Mr. Kinnon also held business, sales and marketing roles of increasing responsibility at Guava Technologies, Inc., Cellomics, Inc. and other life science companies. Mr. Kinnon earned his Bachelor of Sciences degree in Applied Chemistry at Coventry University in the United Kingdom and holds a Diploma of Marketing. A petition in bankruptcy was filed against ZyGEM Corporation Limited in April 2013. The Board selected Mr. Kinnon to serve as a director because he is our Chief Executive Officer and because of his expansive knowledge and experience in the life science industry, as well as his past executive management roles at both life science and biotechnology companies.

Doit L. Koppler, II. Mr. Koppler joined Third Security as Managing Director and Treasurer in 2001 and manages the finance function of Third Security and is involved with several portfolio companies of Third Security’s managed investment funds. Mr. Koppler served as Vice President, Treasurer and a member of the Board of Directors of Vital Diagnostics Holding Corp., a global supplier of products and services for the clinical laboratory in the traditional in vitro diagnostics market with a focus on the physician’s office, hospital and small-to-medium sized laboratory segments from its inception in 2006 through 2012. Mr. Koppler served as Chairman and Chief Executive Officer of New River Funds, a family of no-load mutual funds, from its inception in 2003 through 2008 and as the Chief Investment Officer of New River Advisers, LLC, the investment adviser to New River Small Cap Fund, predecessor to Southern Sun Small Cap Fund. Mr. Koppler served as a member of the Board of Directors of IntelliMat, Inc. from November 2006 to July 2008. Prior to joining Third Security, Mr. Koppler served as Vice President and Controller of General Injectables & Vaccines, Inc., a $120 million distributor of injectable biologics and vaccines primarily to outpatient physician offices, from 1992 to 2000. From 1987 to 1992, he was a Manager in the audit practice of Ernst & Young LLP. Mr. Koppler is a Certified Public Accountant, Chartered Global Management Accountant and a Member of the American Institute of Certified Public Accountants. He has also held Series 7 and Series 66 securities registrations. Mr. Koppler received a B.S. in Accounting from Salem International University. The Board selected Mr. Koppler to serve as a director because of his valuable financial expertise, including his public accounting and financial reporting experience.

John D. Thompson. Mr. Thompson has served as a consultant and board member to a number of life sciences enterprises. He was Senior Vice President, Strategy and Corporate Development at Invitrogen Corporation, where he completed over 20 transactions with an aggregate value in excess of $2 billion, in-licensed more than 200 compounds, and charted the company’s ambitious growth plans. Previously Mr. Thompson was Senior Vice President, Strategic and Business Development at Dexter Corporation, where he led restructuring activities involving more than a dozen acquisitions and divestitures. Earlier he was Vice President, Financial Services and Treasurer, where he negotiated financings totaling $100 million, and refinanced multicurrency debt and credit agreements. Mr. Thompson also worked at Dexter subsidiary, Life Technologies. As Senior Vice President and General Manager, Americas Research Products Division, he helped achieve annual double-digit sales and earnings growth while divesting less promising businesses. As Vice President Finance, Secretary and Treasurer, he helped focus the business on high technology products, oversaw the merger that resulted in the formation of Life Technologies and helped ensure the success of its IPO. Mr. Thompson began his career in public accounting at Ernst & Young. Mr. Thompson received a BBA degree from Cleveland State University. The Board selected Mr. Thompson to serve as a director because it believes he brings extensive experience in life sciences business development, corporate strategy and mergers and acquisitions at top tier firms to our Board. He was selected the Chairperson of the Audit Committee in February 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, certain officers and beneficial owners of more than 10% of our outstanding common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. We believe all Section 16 reports were filed in a timely manner during 2014, except for one Form 4 to report the grant of a stock option made on March 13, 2014 that was inadvertently filed late by Dr. Luther.

Code of Business Conduct and Ethics

Our Board has adopted a code of ethical conduct that applies to our principal executive officer, principal financial officer and senior financial management. This code of ethical conduct is embodied within our Code of Business Conduct and Ethics, which applies to all persons associated with our Company, including our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Business Conduct and Ethics is available in the Investor Relations section of our website at www.transgenomic.com. In order to satisfy our disclosure requirements under Item 5.05 of Form 8-K, we will disclose amendments to, or waivers of, certain provisions of our Code of Business Conduct and Ethics relating to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver.

Corporate Governance

Committees of our Board of Directors

Our Board has established and delegated certain responsibilities to its standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee’s primary duties and responsibilities include monitoring the integrity of our financial statements, monitoring the independence and performance of our external auditors, and monitoring our compliance with applicable legal and regulatory requirements. The functions of the Audit Committee also include reviewing periodically with our independent registered public accounting firm the performance of the services for which they are engaged, including reviewing the scope of the annual audit and its results, reviewing with management and the auditors the adequacy of our internal accounting controls, reviewing with management and the auditors the financial results prior to the filing of quarterly and annual reports, reviewing fees charged by our independent registered public accounting firm and reviewing any transactions between our Company and related parties. Our independent registered public accounting firm reports directly and is accountable solely to the Audit Committee. The Audit Committee has the sole authority to hire and fire the independent registered public accounting firm and is responsible for the oversight of the performance of their duties, including ensuring the independence of the independent registered public accounting firm. The Audit Committee also approves in advance the retention of, and all fees to be paid to, the independent registered public accounting firm. The rendering of any auditing services and all non-auditing services by the independent registered public accounting firm is subject to prior approval of the Audit Committee.

The Audit Committee operates under a written charter which is available in the Investor Relations section of our website at www.transgenomic.com. The Audit Committee is required to be composed of directors who are independent under the rules of the SEC and the listing standards of The Nasdaq Stock Market LLC (“NASDAQ”).

The current members of the Audit Committee are directors Mr. Patzig, Dr. Luther and Mr. Thompson, the Chairperson of the Audit Committee, all of whom have been determined by the Board to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members. The Board has determined that each of Mr. Patzig, Dr. Luther and Mr. Thompson qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes Oxley Act of 2002. The Audit Committee met eight times during 2014 and did not take any actions by written consent.

Executive Officers of the Registrant

Paul Kinnon. Mr. Kinnon, age 51, has served as our President and Chief Executive Officer and a Director since September 2013 and as our Interim Chief Financial Officer since October 2014. Mr. Kinnon has more than 20 years of global leadership experience in innovative life science and diagnostics companies. From January through August 2013, he provided consulting services to the life science sector as a Partner at Arch Global Research. During a portion of this time, Mr. Kinnon provided consulting services to us. From January 2007 to December 2012, Mr. Kinnon was President, Chief Executive Officer and a Director of ZyGEM Corporation Limited, a biotechnology company, where he transformed the company from a regional enzyme provider into a leader in integrated microfluidic technologies for forensic and clinical diagnostic applications. From May 2006 to June 2007, Mr. Kinnon was Vice President & General Manager Environmental Diagnostics (later expanded to Applied Markets) at Invitrogen Corporation (now Life Technologies), a high growth life sciences and diagnostics firm, and from October 2004 until April 2006, he was Vice President, Global Strategic Alliances at Invitrogen. Previously, Mr. Kinnon also held business, sales and marketing roles of increasing responsibility at Guava Technologies, Inc., Cellomics, Inc. and other life science companies. Mr. Kinnon earned his Bachelor of Sciences degree in Applied Chemistry at Coventry University in the United Kingdom and holds a Diploma of Marketing. A petition in bankruptcy was filed against ZyGEM Corporation Limited in April 2013.

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

There are no family relationships between or among any of our executive officers or directors.”

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

#12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended December 31, 2010, 2011, 2012, 2013 and 2014

#21	Subsidiaries of the Registrant.

#23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

#23.2	Consent of Independent Registered Public Accounting Firm - McGladrey LLP

#24	Powers of Attorney (included on signature page hereto).

#31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#**32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

**	These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

#	Included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015, which is being amended hereby.

+	Included with the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2014, filed with the SEC on August 14, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transgenomic, Inc.

Dated: August 21, 2015	By:	/s/ Paul Kinnon
Paul Kinnon President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

