Form 10-Q
period 2015-09-30
TRANSGENOMIC INC
filed 2015-11-16
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 31, 2015, the number of shares of common stock outstanding was 13,915,691.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2015	December 31,
	(unaudited)	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,787	$1,609
Accounts receivable, net	9,252	5,389
Other current assets	534	1,050
Assets held for sale	3,531	5,599
Total current assets	16,104	13,647
PROPERTY AND EQUIPMENT:
Equipment	5,596	7,590
Furniture, fixtures & leasehold improvements	1,566	1,855
	7,162	9,445
Less: accumulated depreciation	(6,859)	(8,087)
	303	1,358
OTHER ASSETS:
Goodwill	6,918	6,918
Intangibles, net	1,000	7,879
Other assets	125	204
	$24,450	$30,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,275	$462
Accounts payable	3,732	3,898
Accrued compensation	566	682
Accrued expenses	2,368	2,295
Deferred revenue	137	298
Other liabilities	1,067	1,068
Liabilities held for sale	2,002	2,554
Total current liabilities	16,147	11,257
LONG TERM LIABILITIES:
Long-term debt, less current maturities	525	7,375
Common stock warrant liability	175	145
Accrued preferred stock dividend	—	3,130
Other long-term liabilities	886	1,546
Total liabilities	17,733	23,453
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, 4,029,502 shares issued and outstanding	40	40
Common stock, $0.01 par value, 150,000,000 shares authorized, 13,915,691 and 8,084,471 shares issued and outstanding, respectively	139	81
Additional paid-in capital	200,285	189,680
Accumulated other comprehensive income	326	340
Accumulated deficit	(194,073)	(183,588)
Total stockholders’ equity	6,717	6,553
	$24,450	$30,006

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET SALES	$3,960	$4,064	$13,670	$11,595
COST OF GOODS SOLD:	2,196	2,347	6,732	6,891
Gross profit	1,764	1,717	6,938	4,704
OPERATING EXPENSES:
Selling, general and administrative	3,103	5,063	12,270	14,855
Research and development	561	641	1,704	2,171
Impairment of long-lived assets	7,024	—	7,024	—
	10,688	5,704	20,998	17,026
OPERATING LOSS FROM CONTINUING OPERATIONS	(8,924)	(3,987)	(14,060)	(12,322)
OTHER INCOME (EXPENSE):
Interest expense, net	(174)	(162)	(550)	(490)
Warrant revaluation	385	(50)	(30)	200
Other, net	(6)	(1)	(19)	(1)
	205	(213)	(599)	(291)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,719)	(4,200)	(14,659)	(12,613)
INCOME TAX BENEFIT	(486)	(1,456)	(466)	(1,204)
LOSS FROM CONTINUING OPERATIONS	(8,233)	(2,744)	(14,193)	(11,409)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	934	2,664	578	3,260
NET LOSS	(7,299)	(80)	(13,615)	(8,149)

PREFERRED STOCK DIVIDENDS	(331)	(304)	(993)	(839)

NET LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(8,564)	(3,048)	(15,186)	(12,248)
NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	934	2,664	578	3,260
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(7,630)	$(384)	$(14,608)	$(8,988)

BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.62)	$(0.41)	$(1.29)	$(1.67)
BASIC AND DILUTED INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.07	$0.36	$0.05	$0.44
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.55)	$(0.05)	$(1.24)	$(1.22)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	13,763,240	7,353,695	11,784,583	7,353,695

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Loss	$(7,299)	$(80)	$(13,615)	$(8,149)
Other comprehensive loss - foreign currency translation adjustment - discontinued operations	(22)	(45)	(14)	(11)
Comprehensive Loss	$(7,321)	$(125)	$(13,629)	$(8,160)

 See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended
 September 30, 2015
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	4,029,502	$40	8,084,471	$81	$189,680	$(183,588)	$340	$6,553
Net loss	—	—	—	—	—	(13,615)	—	(13,615)
Foreign currency translation adjustment	—	—	—	—	—	—	(14)	(14)
Stock-based compensation	—	—	—	—	527	—	—	527
Private placement, net	—	—	5,047,411	50	8,919	—	—	8,969
Conversion of convertible promissory notes	—	—	783,809	8	1,159	—	—	1,167
Reversal of dividends on preferred stock	—	—	—	—	—	3,130	—	3,130
Balance, September 30, 2015	4,029,502	$40	13,915,691	$139	$200,285	$(194,073)	$326	$6,717

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(13,615)	$(8,149)
Less income from discontinued operations, net of tax	578	3,260
Loss from continuing operations	(14,193)	(11,409)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,527	1,493
Stock-based compensation	489	997
Impairment of long-lived assets	7,024	—
Provision for losses on doubtful accounts	2,731	2,681
Warrant revaluation	30	(200)
Loss on sale of fixed assets	14	—
Deferred interest	61	236
Deferred tax provision	122	590
Changes in operating assets and liabilities:
Accounts receivable	(6,613)	(5,524)
Other current assets	224	(312)
Accounts payable	(162)	547
Accrued expenses and other liabilities	(911)	(31)
Net cash used in continuing operations	(9,657)	(10,932)
Net cash provided by (used in) discontinued operations	229	(277)
Net cash used in operating activities	(9,428)	(11,209)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(280)	(121)
Other assets	(9)	(56)
Net cash used in continuing operations	(289)	(177)
Net cash provided by discontinued operations	1,910	3,650
Net cash provided by investing activities	1,621	3,473
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(35)	(113)
Issuance of preferred stock, net	—	6,906
Issuance of common stock, net	8,969	—
Proceeds from borrowings	923	6,440
Principal payment on note payable	(874)	(6,242)
Net cash flows provided by financing activities	8,983	6,991
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	2	(1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,178	(746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,609	1,626
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,787	$880
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$365	$181
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Conversion of convertible promissory notes	1,012	—
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2015 and 2014

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

MX-ICP is a simple, proprietary technology that amplifies the ability to detect genetic mutations by 100 - 400 fold. This technology has been validated internally on all currently available sequencing platforms, including Sanger, Next Gen Sequencing and Digital PCR. By enhancing the level of detection of genetic mutations and suppressing the normal, “wild-type” DNA, several benefits are provided. It is generally understood that most current technologies are unable to consistently identify mutations that occur in less than approximately 5% of a sample. However, many mutations found at much lower levels, even down to 0.01%, are known to be clinically relevant and can have significant consequences to a patient: both in terms of how they will respond to a given drug or treatment and how a given tumor is likely to change over time. More importantly, in our view, significantly improving the level of detection while using blood, saliva and even urine as a source for DNA, rather than depending on painful, expensive and potentially dangerous tumor biopsies, is an important advancement in patient care with respect to cancer detection, treatment and monitoring and can result in significant cost savings for the healthcare system by replacing invasive procedures with the simple collection of blood or other bodily fluids. By broadening the types of samples that can be used for testing and allowing all sequencing platforms to provide improved identification of low level mutations, MX-ICP has the potential to make testing more patient friendly, enable genetic monitoring of disease progression, effectively guide treatment protocols, and reduce the overall cost of diagnosis and monitoring while improving patient outcomes.

Historically, our operations were organized and reviewed by management along our major product lines and presented in two business segments: Laboratory Services and Genetic Assays and Platforms. Beginning with the quarter ended September 30, 2015, our operations are now organized as one business segment, our Laboratory Services segment. Our laboratories specialize in genetic testing for cardiology, neurology and mitochondrial disorders, and for oncology. Our Patient Testing laboratories located in New Haven, Connecticut and Omaha, Nebraska are certified under the Clinical Laboratory Improvement Amendment (“CLIA”) as high complexity laboratories and our Omaha facility is accredited by the College of American Pathologists. Our Biomarker Identification laboratory located in Omaha provides pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical and biotechnology companies. Our laboratories employ a variety of genomic testing service technologies, including our new, high performance MX-ICP technology. ICE COLD-PCR is a proprietary ultra-high sensitivity platform technology with breakthrough potential to enable wide adoption of personalized, precision medicine in cancer and other diseases. It can be run in any laboratory that contains standard PCR systems. MX-ICP enables detection of multiple known and unknown mutations from virtually any sample type, including tissue biopsies, blood, urine, saliva, cell-free DNA (“cfDNA”) and circulating tumor cells (“CTCs”) at levels greater than 1,000-fold higher than standard DNA sequencing techniques. It is easy to implement and use within existing workflows.

Our condensed consolidated balance sheets, statements of operations and statements of cash flows for all periods presented reflect our former Genetic Assays and Platforms activities as discontinued operations (See Note 3 - “Discontinued Operations”).
Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of September 30, 2015, we had negative working capital of $43,000. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

continue as a going concern. We cannot be certain that additional financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited balance sheet as of that date and has been adjusted for the reclassification of assets that are now held for sale. The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2015. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2015.
Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements, which consists of the effects of reclassifications from the presentation of our discontinued operations.
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
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of September 30, 2015.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts during the three and nine months ended September 30, 2015 and 2014:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended September 30, 2015	$8,158	$1,057	$(175)	$9,040
Three Months Ended September 30, 2014	$3,700	$1,158	$(400)	$4,458
Nine Months Ended September 30, 2015	$7,679	$3,787	$(2,426)	$9,040
Nine Months Ended September 30, 2014	$3,497	$2,681	$(1,720)	$4,458
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
Depreciation expense related to property and equipment was $0.1 million for each of the three months ended September 30, 2015 and 2014, which included $0.1 million related to equipment acquired under capital leases during each period. Depreciation expense related to property and equipment was $0.3 million for each of the nine months ended September 30, 2015 and 2014. Included in depreciation expense for each of the nine months ended September 30, 2015 and 2014 was $0.2 million related to equipment acquired under capital leases.

We test our property and equipment for impairment when factors are present that indicate the carrying value of an asset (group) may not be recoverable. As part of our review for impairment of long-lived assets at September 30, 2015, we recorded an impairment charge of approximately $0.9 million related to property and equipment during the three months ended September 30, 2015. See Note 4 - “Intangibles and Other Assets” for further discussion regarding the impairment of our long-lived assets.
Goodwill and Intangible Assets.
Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or whenever events indicate that the carrying amount of goodwill may not be recoverable. We test our intangible assets for impairment when factors are present that indicate the carrying value of an intangible asset (group) may not be recoverable. Impairment occurs when the carrying value is determined to be not recoverable, thereby causing the carrying value of the goodwill or intangible asset (group) to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. We performed an interim testing of impairment of goodwill and long-lived assets as of September 30, 2015, due to the significant decline in the market price of our stock. As a result of this testing, we recorded impairment charges related to our long-lived assets during the three months ended September 30, 2015 but determined that no impairment of goodwill was needed to be recorded. See Note 4 - “Intangibles and Other Assets” for further discussion regarding the impairment of our long-lived assets.
Stock-Based Compensation.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

All stock-based awards to date have exercise prices equal to the market value of the shares at the date of grant and have 10-year contractual terms. Unvested awards as of September 30, 2015 had vesting periods of up to three years from the date of grant. None of the awards outstanding at September 30, 2015 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date and is expensed over the service period of the awards.
During the three and nine months ended September 30, 2015, we recorded compensation expense for all stock awards of $0.2 million and $0.5 million, respectively, within selling, general and administrative expense. During the three and nine months ended September 30, 2014, we recorded compensation expense for all stock awards of $0.4 million and $1.0 million, respectively. As of September 30, 2015, the unrecognized compensation expense related to unvested stock awards was $0.6 million, which is expected to be recognized over a weighted-average period of 1.4 years.
We granted stock options to purchase an aggregate of 33,550 shares of our common stock during the quarter ended September 30, 2015. The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.91% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 6.00 years, based on expected exercise activity behavior; and volatility of 84% based on the historical volatility of our common stock over a time that is consistent with the expected life of the options.
Included in the stock awards outstanding as of September 30, 2015 were stock appreciation rights (“SARs”) to purchase 98,333 shares of our common stock. The SARs grants were issued solely to our executive officers and these rights will vest over three years from the date of grant.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

For our Laboratory Services business, net sales from Patient Testing laboratories are recognized on an individual test basis and take place when the test report is completed, reviewed and sent to the client, less the reserve for insurance, Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with our Patient Testing services. Adjustments to the allowances, based on actual receipts from third party payors, are reflected in the estimated contractual allowance applied prospectively. In our Biomarker Identification laboratory, we perform pharmacogenomics research services on a project-by project-basis. When we receive payment in advance, we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At each of September 30, 2015 and December 31, 2014, deferred net sales associated with pharmacogenomics research projects included in the balance sheet in deferred revenue was $0.1 million.
Net sales of products in our Genetic Assays and Platforms business, reported as discontinued operations (See Note 3 - “Discontinued Operations”), are recognized in accordance with the terms of the sales arrangement. Such recognition is based on receipt of an unconditional customer order and transfer of title and risk of ownership to the customer, typically upon shipment of the product under a purchase order. Our sales terms do not provide for the right of return unless the product is damaged or defective. Net sales from certain services associated with the analytical instruments, to be performed subsequent to shipment of the products, are deferred and recognized when the services are provided. Such services, mainly limited to installation and training services that are not essential to the functionality of the instruments, typically are performed in a timely manner subsequent to shipment of the instrument. We also enter into various service contracts that cover installed instruments. These contracts cover specific time periods, and net sales associated with these contracts are deferred and recognized ratably over the service period.
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
Three and Nine Months Ended September 30, 2015 and 2014

considered a Level Three financial instrument for purposes of fair value measurement. See Note 9 - “Fair Value” for additional information.
Translation of Foreign Currency.
Our foreign subsidiary, which is included within discontinued operations uses the British Pound Sterling, which is the local currency of the country in which it is located, as its functional currency. Its assets and liabilities are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. A cumulative translation loss of fourteen thousand dollars was reported as other comprehensive income on the accompanying unaudited condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2015. A cumulative translation loss of eleven thousand dollars was reported as accumulated other comprehensive income for the nine months ended September 30, 2014.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 10,392,728 and 5,524,030 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2015 and 2014, respectively, because the effect is anti-dilutive due to the net loss.
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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us beginning on January 1, 2016. ASU No. 2015-03 is not expected to have a material impact on our financial condition, results of operations or cash flows.

3. DISCONTINUED OPERATIONS

On September 8, 2015, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Edge BioSystems, Inc. (“Buyer”), pursuant to which we agreed to sell to Buyer, and Buyer agreed to purchase from us, our manufacturing, marketing and selling of high quality polymer and silica based beads and resin and chromatography columns business (collectively, the “Columns Business”). The Columns Business was part of our former segment, Genetic Assays and Platforms. Pursuant to the Asset Purchase Agreement, Buyer acquired substantially all of the assets used solely in connection with the Columns Business and assumed certain liabilities of the Columns Business for a total cash purchase price of approximately $2.1 million (the “Asset Sale”), which was paid on September 8, 2015 upon the closing of the Asset Sale. During the three and nine months ended September 30, 2015, we recorded a gain on the sale of the Columns Business of $1.5 million.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

On September 25, 2015, we entered into a binding term sheet with ADSTEC Corporation (“ADSTEC”), effective as of September 30, 2015, to set forth the terms and conditions by which ADSTEC will purchase from us certain of the assets constituting, and assume certain of the liabilities related to the remainder of our Genetic Assays and Platforms business, including certain of our inventory and our facilities located in Glasgow, Scotland and Irvington Road, Omaha, Nebraska, for a purchase price of approximately $0.3 million, subject to adjustment in certain circumstances (collectively, the “Transaction”). We anticipate that definitive agreements relating to the Transaction will be entered into during the fourth quarter of 2015. The final terms of the Transaction are subject to the negotiation and finalization of the definitive agreements relating to the Transaction, and the material terms of the Transaction may differ from those set forth in the binding term sheet.
Together, the Asset Sale and the Transaction represent the divestiture of our Genetic Assays and Platforms business resulting in a strategic shift that will have a major effect on our operations and financial results. Therefore, the divested and to be divested operations of our Genetic Assays and Platforms business meet the criteria to be reported as discontinued operations. The related assets, liabilities, results of operations and cash flows are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.
Results of the discontinued operations consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net sales	$1,877	$2,308	$5,720	$7,792
Cost of goods sold	1,452	1,810	4,623	5,394
Gross profit	425	498	1,097	2,398
Selling, general and administrative expense	493	518	1,453	1,577
Operating (loss) income from discontinued operations	(68)	(20)	(356)	821
Gain on sale of product line	1,532	4,114	1,532	4,114
Income from discontinued operations before income taxes	1,464	4,094	1,176	4,935
Income tax expense	530	1,430	598	1,675
Income from discontinued operations	$934	$2,664	$578	$3,260
The $1.5 million of gain on sale of product line for the three and nine months ended September 30, 2015 is a result of the sale of the Columns Business in September 2015. The $4.1 million of gain on sale of product line for the three and nine months ended September 30, 2014 is a result of the sale of our Surveyor technology, which was reported within the prior period Genetic Assays and Platforms segment results, in July 2014. We anticipate that we will record a loss on sale once we complete the sale of the remaining assets of the Genetic Assays and Platforms business, which is expected to close during the fourth quarter of 2015.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

Assets and liabilities of the discontinued operations are classified as assets held for sale and liabilities held for sale in the condensed consolidated balance sheets and consisted of the following:

	Dollars in Thousands
	September 30, 2015	December 31, 2014
ASSETS
Accounts receivable, net	$1,086	$2,238
Inventory, net	2,201	3,005
Other current assets	146	141
Total current assets	3,433	5,384
Property and equipment, net	67	124
Other assets	31	91
Total Assets	$3,531	$5,599

LIABILITIES
Accounts payable	$560	$973
Accrued compensation	374	447
Accrued expenses	238	255
Deferred revenue	682	737
Total current liabilities	1,854	2,412
Other liabilities	148	142
Total Liabilities	$2,002	$2,554

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

4. INTANGIBLES AND OTHER ASSETS
We review our amortizable long-lived assets for impairment annually or whenever events indicate that the carrying amount of the asset (group) may not be recoverable. An impairment loss may be needed if the sum of the future undiscounted cash flows is less than the carrying amount of the asset (group). The amount of the loss would be determined by comparing the fair market value of the asset to the carrying amount of the asset (group).
We performed an interim testing of impairment as of September 30, 2015 due to the significant decline in the market price of our stock. As a result of this testing, we recorded impairment charges related to our long-lived assets of approximately $7.0 million during the three months ended September 30, 2015. The impairment charges include $0.9 million related to property and equipment and $6.1 million related to amortizable intangibles (see table below).
Long-lived intangible assets as of September 30, 2015 and December 31, 2014 consisted of the following:

	Dollars in Thousands
	September 30, 2015
	Cost	Accumulated Amortization	Impairment Charge	Net Book Value
Intangibles—technology	$9,009	$4,611	$4,398	$—
Intangibles—assay royalties	1,434	973	461	—
Intangibles—third party payor relationships	367	116	251	—
Intangibles—tradenames and trademarks	824	439	385	—
Intangibles—customer relationships	652	130	522	—
Intangibles—covenants not to compete	184	184	—	—
Patents	1,083	229	148	706
Intellectual property	466	172	—	294
	$14,019	$6,854	$6,165	$1,000

	Dollars in Thousands
	December 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Intangibles—technology	$9,009	$3,995	$5,014
Intangibles—assay royalties	1,434	819	615
Intangibles—third party payor relationships	367	98	269
Intangibles—tradenames and trademarks	824	351	473
Intangibles—customer relationships	652	98	554
Intangibles—covenants not to compete	184	138	46
Patents	815	87	728
Intellectual property	266	86	180
	$13,551	$5,672	$7,879

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

Estimated Useful Life
Technology	7-10 years
Assay royalties	7 years
Third party payor relationships	15 years
Tradenames and trademarks	7 years
Customer relationships	15 years
Covenants not to compete	3 years
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.4 million and $0.4 million during the three months ended September 30, 2015 and 2014, respectively. Amortization expense for intangible assets was $1.1 million and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively. Amortization expense for intangible assets is expected to be $1.2 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

5.         DEBT

	Dollars in Thousands
	September 30, 2015	December 31, 2014
Revolving Line of Credit(1)	$2,275	$3,000
Term Loan(2)	4,000	4,087
Convertible Promissory Notes (3)	525	750
Total debt	6,800	7,837
Current portion of long-term debt	(6,275)	(462)
Long-term debt, net of current maturities	$525	$7,375

(1)
Revolving Line of Credit. Amounts advanced under the Revolving Line initially bore interest at an annual rate equal to the greater of (a) 4.25% or (b) the Wall Street Journal prime rate plus 1%. Interest is payable on a monthly basis, with the balance payable at the maturity of the Revolving Line. Under the Amendment to the Loan Agreement, which we entered into on August 2, 2013, amounts advanced under the Revolving Line bear interest at an annual rate equal to the greater of (x) 6.25% or (y) the Wall Street Journal prime rate plus 3%. The current interest rate is 6.25%. Under the Loan Agreement, we paid the Lenders an upfront fee of $20,000, and will pay the Lenders an additional commitment fee of $20,000 on each one-year anniversary of March 13, 2013, the Effective Date, during the term of the Revolving Line. In addition, a fee of 0.5% per annum is payable quarterly on the unused portion of the Revolving Line. The Revolving Line matures on September 1, 2016, and therefore, all amounts due under the Revolving Line of Credit are classified as a current liability in the condensed consolidated balance sheet as of September 30, 2015.

(2)
Term Loan. We received $4.0 million under the Term Loan on the Effective Date. Pursuant to the terms of the Loan Agreement, as amended by the Sixth Amendment (as defined in “-Revolving Line and Term Loan” below), we made a principal payment of approximately $148,000 on April 1, 2015 and will not be obligated to make monthly payments of principal to the Lenders until April 1, 2016. The current interest rate is 9.1%. The Term Loan matures on September 1, 2016, and therefore, all amounts due under the Term Loan are classified as a current liability in the condensed consolidated balance sheet as of September 30, 2015.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

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

On April 1, 2015, we entered into a sixth amendment to the Loan Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, among other things, (a) the Lenders waived specified events of default under the terms of the Loan Agreement, (b) commencing April 1, 2015, we began making monthly interest payments with respect to the Term Loan to the Lenders, (c) we will not be obligated to make monthly payments of principal under the Term Loan to the Lenders until April 1, 2016, (d) we made an initial prepayment of a portion of the Term Loan balance in the amount of approximately $148,000 on April 1, 2015 and will make

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

one or more additional prepayments to the Lenders under the Loan Agreement upon the occurrence of certain events, as defined in the Loan Agreement, and (e) we are not required to comply with the minimum liquidity ratio under the terms of the Loan Agreement until the earliest to occur of a specified event, as defined in the Loan Agreement, or March 31, 2016. The Sixth Amendment also extends the time period in which we must provide certain reports and statements to the Lenders and amends the circumstances pursuant to which we may engage in certain sales or transfers of our business or property without the consent of the Lenders.
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

On September 4, 2015, we entered into a seventh amendment to the Loan Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, (a) provided that the Lenders will waive specified events of default under the terms of the Loan Agreement, (b) reduced our future minimum revenue covenants under the Loan Agreement, (c) reduced our borrowing availability under the Revolving Line to approximately $2.3 million, and (d) limited our borrowing base under the Loan Agreement to the amount of the Revolving Line.
As of September 30, 2015, we were in compliance with all financial covenants of the Loan Agreement.

Convertible Promissory Notes.

On December 31, 2014, we entered into an Unsecured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which we agreed to issue and sell to the Investor in a private placement an unsecured convertible promissory note (the “Initial Note”). We issued the Initial Note in the aggregate principal amount of $750,000 to the Investor on December 31, 2014. Pursuant to the terms of the Initial Note, interest accrued at a rate of 6% per year and the Initial Note was set to mature on December 31, 2016. Under the Initial Note, the outstanding principal and unpaid interest accrued was convertible into shares of our common stock as follows: (i) commencing upon the date of issuance of the Initial Note (but no earlier than January 1, 2015), the Investor was entitled to convert, on a one-time basis, up to 50% of the outstanding principal and unpaid interest accrued under the Initial Note, into shares of our common stock at a conversion price equal to the lesser of (a) the average closing price of the common stock on the principal securities exchange or securities market on which our common stock is then traded (the “Market”) for the 20 consecutive trading days immediately preceding the date of conversion, and (b) $2.20 (subject to adjustment for stock splits, stock dividends, other distributions, recapitalizations and the like); and (ii) commencing February 15, 2015, the Investor was entitled to convert, on a one-time basis, any or all of the remaining outstanding principal and unpaid interest accrued under the Initial Note, into shares of our common stock at a conversion price equal to 85% of the average closing price of our common stock on the Market for the 15 consecutive trading days immediately preceding the date of conversion. The Initial Note has been converted in full into 502,786 shares of our common stock, in accordance with the terms of the Initial Note.

On January 15, 2015, we entered into the Note Purchase Agreement with seven accredited investors (the “Additional Investors”) and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, notes (the “Additional Notes”) in an aggregate principal amount of $925,000. The Additional Notes have the same terms and conditions as the Initial Note. As of September 30, 2015, $400,000 of the aggregate principal amount of the Additional Notes, and accrued interest thereon, has been converted into an aggregate of 281,023 shares of our common stock.

6. COMMITMENTS AND CONTINGENCIES
From time to time we are subject to claims of various amounts, which arise out of the normal course of business. In the opinion of management, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are $0.2 million for the remainder of 2015, $0.8 million in 2016, $0.8 million in 2017, $0.5 million in 2018, $0.2 million in 2019 and $0.6 million thereafter. Rent expense for the nine months ended September 30, 2015 and 2014 was $0.4 million and $0.5 million, respectively. At September 30, 2015, firm commitments to vendors totaled $0.5 million.

7. INCOME TAXES

Annually we file U.S. Federal, state and foreign income tax returns.  All U.S. Federal and most state loss carryforwards remain subject to adjustment in the event of an income tax examination.
The income tax benefit for both the three and nine months ended September 30, 2015 was $0.5 million. The income tax benefit for the three and nine months ended September 30, 2014 was $1.5 million and $1.2 million, respectively. We maintain a full valuation allowance on our net deferred tax assets, having concluded we are not more likely than not going to realize the benefit of our deferred tax assets.
An income tax benefit results from intraperiod tax accounting that requires recording tax expense on income in discontinued operations offset by a tax benefit in continuing operations. That benefit is partially reduced by an increase in our valuation allowance on deferred tax assets.
Our effective tax rate for the three and nine months ended September 30, 2015 was 5.57% and 3.18%, respectively, which is primarily the result of valuation allowances against the net operating losses for the U.S. and results in us not recording net deferred tax assets in the U.S.
Our goodwill is an indefinite-lived asset that is not amortized for financial reporting purposes.  However, goodwill is tax deductible and therefore amortized for tax purposes, which results in increased deferred tax assets and deferred tax liabilities.  Since we maintain a full valuation allowance on net deferred tax assets, and indefinite lived assets are not used in such net calculation, we record income tax expense associated with the tax amortization of goodwill. During both the three and nine months ended September 30, 2015, the amount of income tax expense related to the tax amortization of goodwill was $0.1 million.
During each of the three and nine months ended September 30, 2015 and 2014, there were no material changes to the liability for uncertain tax positions.

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
On January 24, 2013, we entered into a Securities Purchase Agreement with certain institutional and other accredited investors pursuant to which we: (a) sold to the investors an aggregate of 1,383,333 shares of our common stock at a price per share of $6.00 for aggregate gross proceeds of approximately $8.3 million; and (b) issued to the investors warrants to purchase up to an aggregate of 691,655 shares of our common stock with an exercise price of $9.00 per share (the “Offering”). The warrants may be exercised, in whole or in part, at any time from January 30, 2013 until January 30, 2018 and contain both cash and “cashless

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

exercise” features. Affiliates of Third Security, LLC purchased an aggregate of 500,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock in the Offering on the same terms as the other investors. Net proceeds from the Offering were used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.
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
Three and Nine Months Ended September 30, 2015 and 2014

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
On June 30, 2015, we entered into a Securities Purchase Agreement with certain accredited investors (the “July 2015 Investors”) pursuant to which, on July 7, 2015, we sold to the July 2015 Investors, and the July 2015 Investors purchased from us, (a) an aggregate of approximately 1.5 million shares of our common stock at a price per share of $1.42, (b) warrants (the “Series B Warrants”) to purchase up to an aggregate of 0.7 million shares of our common stock with an exercise price of $0.01 per share, and (c) warrants (the “Series A Warrants” and, together with the Series B Warrants, the “July 2015 Warrants”) to purchase up to an aggregate of 1.2 million shares of our common stock, with an exercise price of $1.66 per share (collectively, the “July 2015 Offering”). The purchase price for the Series B Warrants was $1.42 per share of our common stock subject to the Series B Warrants. Each of the July 2015 Warrants has a term of 5 and 1/2 years. The Series B Warrants are immediately exercisable. The Series A Warrants will be exercisable beginning on January 7, 2016, six months from the date of issuance. The aggregate gross proceeds to us from the July 2015 Offering were approximately $3.0 million.
Craig-Hallum Capital Group LLC (the “2015 Placement Agent”) served as the sole placement agent for the Offering. In consideration for services rendered as the placement agent in the July 2015 Offering, we (a) paid to the 2015 Placement Agent cash commissions equal to approximately $212,783, or 7.0% of the gross proceeds received in the July 2015 Offering; (b) issued to the 2015 Placement Agent a five-year warrant to purchase up to 107,033 shares of our common stock with an exercise price of $1.66 per share and which is subject to other terms that are the same as the terms of the Series A Warrants; and (c) reimbursed the 2015 Placement Agent for reasonable out-of-pocket expenses, including fees paid to the 2015 Placement Agent’s legal counsel, incurred in connection with the July 2015 Offering, which reimbursable expenses did not exceed $50,000.
The July 2015 Offering required the repricing and issuance of additional common stock warrants to the investors in our February 2012 common stock and warrant financing. The exercise price of these warrants decreased from $7.56 per share to $6.50 per share and the number of shares issuable upon exercise of the warrants increased from 1,881,396 to 2,188,177.
Common Stock Warrants.
During the nine months ended September 30, 2015 and 2014, we issued warrants to purchase 3,466,841 and 115,432 shares of common stock, respectively. None of the issued warrants were exercised during such periods. The warrants issued in the nine months ended September 30, 2015 included 800,492 warrants issued due to repricing requirements of the Private Placement and 2,666,349 warrants issued in connection with the 2015 Offering and the July 2015 Offering. The warrants issued in the nine months ended September 30, 2014 were all issued due to repricing requirements of the Private Placement. Warrants to purchase an aggregate of 6,351,826 shares of common stock were outstanding at September 30, 2015.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Affiliates of Third Security, LLC(1)	2010	December 2015	431,027	$6.96
Various Institutional Holders(2)	2012	February 2017	1,899,729	$6.50
Affiliates of Third Security, LLC(2)	2012	February 2017	288,448	$6.50
Various Institutional Holders(3)	2013	January 2018	441,655	$9.00
Affiliates of Third Security, LLC(3)	2013	January 2018	250,000	$9.00
Various Institutional Holders(4)	2014	April 2020	374,618	$4.00
Various Institutional Holders(5)	2015	February 2020	714,780	$2.24
Various Institutional Holders(6)	2015	December 2020	1,284,405	$1.66
Various Institutional Holders(6)	2015	December 2020	667,164	$0.01
			6,351,826

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
Three and Nine Months Ended September 30, 2015 and 2014

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

(3)	These warrants were issued in connection with the Offering, which was completed in January 2013.

(4)	These warrants were issued in connection with the 2014 Private Placement, which was completed in October 2014.

(5)	These warrants were issued in connection with the 2015 Offering, which was completed in February 2015.

(6)	These warrants were issued in connection with the July 2015 Offering, which was completed in July 2015.
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
For the three and nine months ended September 30, 2015 and 2014, we had undeclared dividends. In accordance with the FASB’s Accounting Standards Codification Topic 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss per share calculation.
At September 30, 2015 and December 31, 2014, we had cumulative undeclared dividends on our Preferred Stock of $4.1 million and $3.1 million, respectively.

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
Three and Nine Months Ended September 30, 2015 and 2014

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

Common Stock Warrant Liability.
Certain of our issued and outstanding warrants to purchase shares of common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability. The Common Stock Warrant Liability represents the fair value of the 1.2 million warrants issued in February 2012, which, through a series of changes in exercise price since February 2012, are now exercisable into 2.2 million shares of common stock. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations. Management does not believe that this liability will be settled by a use of cash.
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
Static Business Inputs include: our equity value, which was estimated using our stock price of $0.92 as of September 30, 2015; the amount of the down-round financing; the timing of the down-round financing; the expected exercise period of 1.36 years from the valuation date; and the fact that no other potential fundamental transactions are expected during the term of the common stock warrants.
Static Technical Inputs include: volatility of 104% and the risk-free interest rate of 0.45% based on the 1.5-year U.S. Treasury yield interpolated from the one-year and two-year U.S. Treasury bonds.
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

During the three months ended September 30, 2015 and 2014, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	September 30, 2015	September 30, 2014
Beginning balance at July 1	$560	$350
Total (gains) or losses:
Recognized in earnings	(385)	50
Balance at September 30	$175	$400
During the nine months ended September 30, 2015 and 2014, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2015 and 2014

	Dollars in Thousands
	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Beginning balance at January 1	$145	$600
Total (gains) or losses:
Recognized in earnings	30	(200)
Balance at September 30	$175	$400
The change in unrealized gains or losses of Level 3 liabilities was included in earnings and was reported in other income (expense) in our Statement of Operations.

10. STOCK OPTIONS

Stock Options.

The following table summarizes stock option activity during the nine months ended September 30, 2015:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2015	685,984	$6.56
Granted	641,560	1.51
Forfeited	(39,469)	4.88
Expired	(88,361)	10.60
Outstanding at September 30, 2015	1,199,714	$3.62
Exercisable at September 30, 2015	325,111	$6.68

During the nine months ended September 30, 2015, we granted options to purchase 641,560 shares of our common stock at a weighted-average exercise price of $1.51 per share under our 2006 Equity Incentive Plan, as amended (the “Plan”). Options to purchase an aggregate of 237,546 shares of our common stock were granted during the nine months ended September 30, 2014.

As of September 30, 2015, there were 325,111 options exercisable and 981,938 options were vested or expected to vest with an aggregate intrinsic value of zero.

Stock Appreciation Rights (“SARs”)

The following table summarizes SARs activity under the Plan during the nine months ended September 30, 2015:

	Number of SARs	Weighted-Average Exercise Price
Outstanding at January 1, 2015	98,333	$4.14
Outstanding at September 30, 2015	98,333	$4.14
Exercisable at September 30, 2015	55,833	$4.32

All outstanding SARs were issued solely to our executive officers.

As of September 30, 2015, 55,833 shares subject to outstanding SARs were exercisable and 98,333 shares were vested or expected to vest. The weighted-average exercise price of these SARs was $4.14 per share and the aggregate intrinsic value was zero.

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
The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on April 15, 2015. Results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be attained in the future.

Overview

Transgenomic, Inc. (“we”, “us”, “our”, the “Company” or “Transgenomic”) is a global biotechnology company advancing personalized medicine in cardiology, oncology and inherited diseases through advanced diagnostic technologies, such as our revolutionary multiplexed ICE COLD-PCRTM, or MX-ICP, technology and our unique genetic tests provided through our Laboratory Services business. We also provide specialized clinical and research services to biopharmaceutical companies developing targeted therapies.

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

MX-ICP is a simple, proprietary technology that amplifies the ability to detect genetic mutations by 100 - 400 fold. This technology has been validated internally on all currently available sequencing platforms, including Sanger, Next Gen Sequencing and Digital PCR. By enhancing the level of detection of genetic mutations and suppressing the normal, “wild-type” DNA, several benefits are provided. It is generally understood that most current technologies are unable to consistently identify mutations that occur in less than approximately 5% of a sample. However, many mutations found at much lower levels, even down to 0.01%, are known to be clinically relevant and can have significant consequences to a patient: both in terms of how they will respond to a given drug or treatment and how a given tumor is likely to change over time. More importantly, in our view, significantly improving the level of detection while using blood, saliva and even urine as a source for DNA, rather than depending on painful, expensive and potentially dangerous tumor biopsies, is an important advancement in patient care with respect to cancer detection, treatment and monitoring and can result in significant cost savings for the healthcare system by replacing invasive procedures with the simple collection of blood or other bodily fluids. By broadening the types of samples that can be used for testing and allowing all sequencing platforms to provide improved identification of low level mutations, MX-ICP has the potential to make testing more patient friendly, enable genetic monitoring of disease progression, effectively guide treatment protocols, and reduce the overall cost of diagnosis and monitoring while improving patient outcomes.

Historically, our operations were organized and reviewed by management along our major product lines and presented in two business segments: Laboratory Services and Genetic Assays and Platforms. Beginning with the quarter ended September 30, 2015, our operations are now organized as one business segment, our Laboratory Services segment. Our laboratories specialize in genetic testing for cardiology, neurology and mitochondrial disorders, and for oncology. Our Patient Testing laboratories located in New Haven, Connecticut and Omaha, Nebraska are certified under the Clinical Laboratory Improvement Amendment (“CLIA”) as high complexity laboratories and our Omaha facility is accredited by the College of American Pathologists. Our Biomarker Identification laboratory located in Omaha provides pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical and biotechnology companies. Our laboratories employ a variety of genomic testing service technologies, including our new, high performance MX-ICP technology. ICE COLD-PCR is a proprietary ultra-high sensitivity platform technology with breakthrough potential to enable wide adoption of personalized, precision medicine in cancer and other diseases. It can be run in any laboratory that contains standard PCR systems. MX-ICP enables detection of multiple known and unknown mutations from virtually any sample type, including tissue biopsies, blood, urine, saliva, cell-free DNA (“cfDNA”) and circulating tumor cells (“CTCs”) at levels greater than 1,000-fold higher than standard DNA sequencing techniques. It is easy to implement and use within existing workflows.

Our condensed consolidated balance sheets, statements of operations and statements of cash flows for all periods presented reflect our former Genetic Assays and Platforms activities as discontinued operations (See Note 3 - “Discontinued Operations” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

Third Quarter 2015 Overview and Recent Highlights

On July 1, 2015, we announced the availability of our ICEme™ Mutation Enrichment Kits to cancer researchers worldwide. The kits, which were launched on June 30, 2015, are based on our Multiplexed ICE-COLD PCR™ (“MX-ICP”) technology and they are customizable to meet researchers’ specific needs. The initial menu includes 17 clinically actionable mutations/exons for use as single mutation tests or in combination. MX-ICP is validated and available for use on all sequencing platforms.

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

On August 10, 2015, we announced the establishment of a Clinical-Commercial Advisory Board (CCAB) for oncology applications of our MX-ICP technology. The CCAB is headed by Dr. Scott Patterson, a recognized expert in the application of genetic biomarkers to cancer drug development. Also joining as inaugural CCAB members are Dr. Bruce E. Johnson, Chief Clinical Research Officer at the Dana-Farber Cancer Institute, and molecular pathologist Professor Paul Waring of the University of Melbourne, who is a pioneer in the application of genomic technology to cancer diagnostics and drug development. Additional CCAB members are expected to be announced in the coming months.

On August 19, 2015, we announced the launch of our MX-ICP EGFR Analysis lung cancer panel that covers key actionable mutations while providing precision detection levels down to as low as 0.01%. The panel uses our MX-ICP technology. The panel adds to the mutations included in our first epidermal growth factor receptor (“EGFR”) tests launched in May 2015 adding mutations in EGFR exons 18-21 that are associated with resistance to tyrosine kinase inhibitor (“TKI”) cancer drugs and broadening the testing options available to the oncologist. Our EGFR panels address all of the known mutations that affect EGFR status and the likely efficacy of TKI drugs for the patient’s cancer.

On September 8, 2015, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Edge BioSystems, Inc. (“Buyer”), pursuant to which we agreed to sell to Buyer, and Buyer agreed to purchase from us, our manufacturing, marketing and selling of high quality polymer and silica based beads and resin and chromatography columns business (collectively, the “Columns Business”). Pursuant to the Asset Purchase Agreement, Buyer acquired substantially all of the assets used solely in connection with the Columns Business and assumed certain liabilities of the Columns Business for a total cash purchase price of approximately $2.1 million (the “Asset Sale”), which was paid on September 8, 2015 upon the closing of the Asset Sale.

On September 17, 2015, we announced that we had granted our first license for commercial rights to our liquid biopsy technology. We granted the exclusive license to the University of Melbourne to use our MX-ICP technology for research and clinical applications in Australia.

On September 25, 2015, we entered into a binding term sheet with ADSTEC Corporation (“ADSTEC”), effective as of September 30, 2015, to set forth the terms and conditions by which ADSTEC will purchase from us certain of the assets constituting, and assume certain of the liabilities related to, our Genetic Assays and Platforms business, including certain of our inventory and our facilities located in Glasgow, Scotland and Irvington Road, Omaha, Nebraska, for a purchase price of approximately $0.3 million, subject to adjustment in certain circumstances (collectively, the “Transaction”). We anticipate that definitive agreements relating to the Transaction will be entered into during the fourth quarter of 2015. The final terms of the Transaction are subject to the negotiation and finalization of the definitive agreements relating to the Transaction, and the material terms of the Transaction may differ from those set forth in the binding term sheet.

On November 5, 2015, we announced the launch of our new comprehensive MX-ICP Non-Small Cell Lung Cancer (“NSCLC”) Analysis panel that covers the key actionable mutations that are relevant to the targeted treatment of NSCLC, one of the most common types of cancer and the leading cause of cancer deaths in the U.S. The panel uses our MX-ICP technology that generates highly accurate results from small amounts of blood or tissue samples at precision detection levels down to as low as 0.01%. It is available for clinical diagnostic use through our CLIA laboratory.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At September 30, 2015, we had cash and cash equivalents of $2.8 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.
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
We have translation risk that occurs when transactions are consummated in a currency other than British Pound Sterling, which is the functional currency of our foreign subsidiary. These transactions, which are most often consummated in Euros, must be translated into British Pound Sterling. In addition, results of operations and the balance sheet of our foreign subsidiary are translated from British Pound Sterling to our reporting currency, which is the U.S. Dollar. As a result, we are subject to exchange rate risk. Fluctuations in foreign currency exchange rates could impact our business and financial results.

Results of Continuing Operations
Net sales for the three months ended September 30, 2015 decreased by $0.1 million, or 3%, compared to the same period in 2014. Our gross profit margin increased to 45% for the three months ended September 30, 2015 from 42% for the three months ended September 30, 2014. Loss from operations was $8.9 million for the three months ended September 30, 2015, compared to $4.0 million for the three months ended September 30, 2014.
Three Months Ended September 30, 2015 and 2014
Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Total Net Sales	$3,960	$4,064	$(104)	(3)%

Net sales decreased by $0.1 million, or 3%, during the three months ended September 30, 2015 as compared to the same period in 2014. The decrease reflects $0.2 million less in sales of our contract laboratory services, partially offset by a $0.1 million increase in revenues from patient testing services.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and other direct costs (primarily personnel costs, rent, supplies and depreciation) associated with the operations of our laboratories.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2015	2014	2015	2014
Gross Profit	$1,764	$1,717	45%	42%
Gross profit was $1.8 million, or 45% of total net sales, during the third quarter of 2015, compared to $1.7 million, or 42% of total net sales, during the same quarter of 2014. This increase in gross margin resulted from a reduction in our laboratories’ direct costs, mainly due to lower costs for operating supplies.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $2.0 million to $3.1 million during the three month period ended September 30, 2015 as compared to the same period in 2014. $1.0 million of the decrease from the prior year is the result of an accrued liability that we reversed during the three months ended September 30, 2015. Excluding the accrued liability reversal, our selling, general and administrative costs decreased by $1.0 million during the three month period ended September 30, 2015 as compared to the same period in 2014. This decrease was due to lower personnel costs as a result of lower headcount, lower marketing and promotion costs and lower stock compensation costs in the third quarter of 2015 as compared to the third quarter of 2014.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, laboratory supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended September 30, 2015, research and development expenses totaled $0.6 million as compared to $0.7 million for the three months ended September 30, 2014. Research and development expenses totaled 14% and 16% of net sales during the three months ended September 30, 2015 and 2014, respectively. The reduction in expenses during the three months ended September 30, 2015 resulted from reduced spending on supplies and patent costs.
Impairment of long-lived assets. We performed an interim testing of impairment of long-lived assets as of September 30, 2015 due to the significant decline in the market price of our stock. As a result of this testing, we recorded impairment charges of approximately $7.0 million during the three months ended September 30, 2015. The impairment charge includes $0.9 million related to property and equipment and $6.1 million of charges related to amortizable intangibles. There were no impairment charges during the three months ended September 30, 2014.
Other Income (Expense). Other expense for the three months ended September 30, 2015 and 2014 includes interest expense of $0.2 million and $0.2 million, respectively. In addition, we recorded other income for the three months ended September 30, 2015 and other expense for the three months ended September 30, 2014 for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income and expense associated with the change in fair value of the warrants is a non-cash item.
Income Tax Benefit. Income tax benefit, net of expense, was $0.5 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. For both years, the net income tax benefit included less than $0.1 million for a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset. We expect this deferred income tax expense to be approximately $0.2 million annually going forward. The three months ended September 30, 2015 and 2014 also included a tax benefit of $0.5 million and $1.5 million, respectively. The income tax benefit results from intraperiod tax accounting that requires recording tax expense on income in discontinued operations offset by a tax benefit in continuing operations. That benefit is partially reduced by an increase in our valuation allowance on deferred tax assets.
Nine Months Ended September 30, 2015 and 2014
Net Sales. Net sales for the nine months ended September 30, 2015 increased by $2.1 million, or 18%, compared to the same period in 2014. The increase was due to higher test volumes from both patient testing and our contract laboratory services. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
Total Net Sales	$13,670	$11,595	$2,075	18%
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and other direct costs (primarily personnel costs, rent, supplies and depreciation) associated with the operations of our laboratories.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2015	2014	2015	2014
Gross Profit	$6,938	$4,704	51%	41%
Gross profit was $6.9 million, or 51% of total net sales, during the first nine months of 2015, compared to $4.7 million, or 41% of total net sales, during the same period in 2014. The higher margins in the current year period were due to increased revenue from higher test volumes along with lower costs for operating supplies in our laboratories.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $2.6 million to $12.3 million during the nine month period ended September 30, 2015 compared to the same period in 2014. $1.0 million of the decrease from prior year is the result of an accrued liability that we reversed during 2015. Excluding the accrued liability reversal, our selling, general and administrative costs decreased by $1.6 million during the nine month period ended September 30, 2015 as compared to the same period in 2014.The decrease was due to lower personnel costs on lower headcount and lower stock compensation costs in the first nine months of 2015 as compared to the same period in 2014.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, laboratory supplies and facility costs and are expensed in the period in which they are incurred. For the nine months ended September 30, 2015 and 2014, these costs totaled $1.7 million and $2.2 million, respectively. The decrease in research and development costs in the nine months ended September 30, 2015 resulted from reduced spending on supplies and patent costs. Research and development expenses totaled 12% and 19% of net sales during the nine months ended September 30, 2015 and 2014, respectively.
Impairment of long-lived assets. We performed an interim testing of impairment of long-lived assets as of September 30, 2015 due to the significant decline in the market price of our stock. As a result of this testing, we recorded impairment charges of approximately $7.0 million during the nine months ended September 30, 2015. The impairment charge includes $0.9 million related to property and equipment and $6.1 million of charges related to amortizable intangibles. There were no impairment charges during the nine months ended September 30, 2014.
Other Income (Expense). Other expense for the nine months ended September 30, 2015 and 2014 includes interest expense of $0.6 million and $0.5 million, respectively. In addition, we recorded other expense for the nine months ended September 30, 2015 and other income for the nine months ended September 30, 2014 for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income and expense associated with the change in fair value of the warrants is a non-cash item.
Income Tax Benefit. Income tax benefit, net of expense, was $0.5 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the net income tax benefit included income tax expense of $0.1 million and $0.6 million, respectively, for a deferred tax liability related to the tax deductibility of our goodwill, which is an indefinite-lived asset. We expect this deferred income tax expense to be approximately $0.2 million annually going forward. The nine months ended September 30, 2015 and 2014 also included a tax benefit of $0.5 million and $1.8 million, respectively. The income tax benefit results from intraperiod tax accounting that requires recording tax expense on income in discontinued operations offset by a tax benefit in continuing operations. That benefit is partially reduced by an increase in our valuation allowance on deferred tax assets.

Discontinued Operations For The Three and Nine Months Ended September 30, 2015 and 2014.

During the three months ended September 30, 2015, we decided to divest our Genetic Assays and Platforms business resulting in a strategic shift that will have a major effect on our operations and financial results. Therefore, the divested and to be divested Genetic Assays and Platforms operations meet the criteria to be reported as discontinued operations. The related assets, liabilities, results of operations and cash flows are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.
Revenues and net income (loss) of the discontinued operations consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net sales	$1,877	$2,308	$5,720	$7,792
Operating (loss) income from discontinued operations, before gain on sale of product line and tax	$(68)	$(20)	$(356)	$821
Gain on sale of product line	1,532	4,114	1,532	4,114
Income tax expense	530	1,430	598	1,675
Income from discontinued operations, net of tax	$934	$2,664	$578	$3,260

Liquidity and Capital Resources
Our working capital positions at September 30, 2015 and December 31, 2014 were as follows:

	Dollars in Thousands
	September 30, 2015	December 31, 2014	Change
Current assets (including cash and cash equivalents of $2,787 and $1,609, respectively)	$16,104	$13,647	$2,457
Current liabilities	16,147	11,257	4,890
Working capital	$(43)	$2,390	$(2,433)
We entered into an Unsecured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”), dated December 31, 2014, with an accredited investor (the “Initial Investor”), pursuant to which we issued and sold, on December 31, 2014, to the Initial Investor in a private placement an unsecured convertible promissory note (the “Initial Note”) in the aggregate principal amount of $750,000. The Initial Note converted in full into 502,786 shares of our common stock, in accordance with the terms of the Initial Note.
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
As of September 30, 2015, $400,000 of the aggregate principal amount of the Additional Notes has been converted into an aggregate of 281,023 shares of our common stock.

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
The purchase price paid by the Underwriter to us for each share of common stock and the accompanying warrants was $1.8135. The net proceeds, after deducting the Underwriter’s discount and other estimated expenses, were approximately $6.2 million.
On June 30, 2015, we entered into a Securities Purchase Agreement with certain accredited investors (the “July 2015 Investors”) pursuant to which, on July 7, 2015, we sold to the July 2015 Investors, and the July 2015 Investors purchased from us, (i) an aggregate of approximately 1.5 million shares of our common stock at a price per share of $1.42, (ii) warrants (the “Series B Warrants”) to purchase up to an aggregate of 0.7 million shares of our common stock with an exercise price of $0.01 per share, and (iii) warrants (the “Series A Warrants” and, together with the Series B Warrants, the “July 2015 Warrants”) to purchase up to an aggregate of 1.2 million shares of our common stock, with an exercise price of $1.66 per share (collectively, the “July 2015 Offering”). The purchase price for the Series B Warrants was $1.42 per share of our common stock subject to the Series B Warrants. Each of the July 2015 Warrants has a term of 5 and 1/2-years. The Series B Warrants are immediately exercisable. The Series A Warrants will be exercisable beginning on January 7, 2016, six months from the date of issuance. The aggregate gross proceeds to us from the July 2015 Offering were approximately $3.0 million.
Craig-Hallum Capital Group LLC (the “2015 Placement Agent”) served as the sole placement agent for the Offering. In consideration for services rendered as the placement agent in the July 2015 Offering, we (i) paid to the 2015 Placement Agent cash commissions equal to approximately $212,783, or 7.0% of the gross proceeds received in the July 2015 Offering; (ii) issued to the 2015 Placement Agent a five-year warrant to purchase up to 107,033 shares of our common stock with an exercise price of $1.66 per share and which is subject to other terms that are the same as the terms of the Series A Warrants; and (iii) reimbursed the 2015 Placement Agent for reasonable out-of-pocket expenses, including fees paid to the 2015 Placement Agent’s legal counsel, incurred in connection with the July 2015 Offering, which reimbursable expenses did not exceed $50,000.
On September 8, 2015, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Edge BioSystems, Inc. (“Buyer”), pursuant to which we agreed to sell to Buyer, and Buyer agreed to purchase from us, our manufacturing, marketing and selling of high quality polymer and silica based beads and resin and chromatography columns business (collectively, the “Columns Business”). Pursuant to the Asset Purchase Agreement, Buyer acquired substantially all of the assets used solely in connection with the Columns Business and assumed certain liabilities of the Columns Business for a total cash purchase price of approximately $2.1 million (the “Asset Sale”), which was paid on September 8, 2015 upon the closing of the Asset Sale.

On September 25, 2015, we entered into a binding term sheet with ADSTEC Corporation (“ADSTEC”), effective as of September 30, 2015, to set forth the terms and conditions by which ADSTEC will purchase from us certain of the assets constituting, and assume certain of the liabilities related to, our Genetic Assays and Platforms business, including certain of our inventory and our facilities located in Glasgow, Scotland and Irvington Road, Omaha, Nebraska, for a purchase price of approximately $0.3 million, subject to adjustment in certain circumstances (collectively, the “Transaction”). We anticipate that definitive agreements relating to the Transaction will be entered into during the fourth quarter of 2015. The final terms of the Transaction are subject to the negotiation and finalization of the definitive agreements relating to the Transaction, and the material terms of the Transaction may differ from those set forth in the binding term sheet.
Please see Note 5 - “Debt” and Note 6 - “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt and debt servicing obligations.
At September 30, 2015, we had cash on hand of $2.8 million. Our current operating plan projects improved operating results, improvement in collection rates and monetization of underutilized assets. As with any operating plan, there are risks associated with our ability to execute it. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. We could seek to raise additional funds through various potential sources such as through the sale of assets or sale of debt or equity securities. However, there can be no assurance that the additional funding sources will be available to us on reasonable terms or at all. If we are unable to achieve our operating plan or obtain additional financing, our business would be jeopardized and we may not be able to continue as a going concern.

Analysis of Cash Flows - Nine Months Ended September 30, 2015 and 2014

Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased by $1.2 million during the nine months ended September 30, 2015, compared to a decrease of $0.7 million during the nine months ended September 30, 2014. These amounts include cash provided by discontinued operations of $2.1 million, which includes $1.9 million from the sale of a product line, and $3.4 million, which includes $3.7 million from the sale of a product line, for the nine months ended September 30, 2015 and 2014, respectively.
Cash Flows From Continuing Operations
Cash Flows Used in Operating Activities. Cash flows used in operating activities totaled $9.7 million during the nine months ended September 30, 2015, compared to cash flows used in operating activities of $10.9 million during the nine months ended September 30, 2014. The cash flows used in operating activities in the first nine months of 2015 included the net loss of $14.2 million and an increase in accounts receivable of $6.6 million, adjusted for non-cash items, including the provision for losses on doubtful accounts of $2.7 million, stock compensation expense of $0.5 million, impairment of long-lived assets of $7.0 million and depreciation and amortization of $1.5 million. The cash flows used in operating activities in the first nine months of 2014 included the net loss of $11.4 million and an increase in accounts receivable of $5.5 million, adjusted for non-cash items, including the provision for losses on doubtful accounts of $2.7 million, stock compensation expense of $1.0 million and depreciation and amortization of $1.5 million.
Cash Flows Used in Investing Activities. Cash flows used in investing activities was $0.3 million for the nine months ended September 30, 2015 and $0.2 million for the nine months ended September 30, 2014. Cash flows used in investing activities in the first nine months of 2015 and 2014 included purchases of property and equipment of $0.3 million and $0.1 million, respectively.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $9.0 million for the nine months ended September 30, 2015, which included net proceeds of approximately $9.0 million from our common stock offerings during the first nine months of 2015 and $0.9 million from the issuance of unsecured convertible promissory notes in January 2015. These proceeds were partially offset by payments on our debt and capital lease obligations. Cash flows provided by financing activities during the nine months ended September 30, 2014 included proceeds from the issuance of Series B Convertible Preferred Stock and net borrowing on our debt, partially offset by payments on our capital lease obligations.

Off-Balance Sheet Arrangements
At each of September 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Evaluation of Disclosure Controls and Procedures.
Management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, which continue to exist as of September 30, 2015. Specifically, management determined that we did not maintain effective control over proper timing and recognition of revenue and over the elements used in our analysis and evaluation of the allowance for doubtful accounts to ensure that the allowance for doubtful accounts was reasonably stated.
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
Changes in Internal Control over Financial Reporting.
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission on April 15, 2015, except for the addition of the following additional risk factor:
If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the NASDAQ Capital Market. In order for our shares to continue to be listed on the NASDAQ Capital Market, we must satisfy the continued listing requirements of The NASDAQ Stock Market LLC, or NASDAQ, including, among other things, a minimum closing bid price requirement. If our shares trade for 30 consecutive business days below a closing bid price of $1.00, NASDAQ will send us a deficiency notice, advising us that we have been afforded a “compliance period” of 180 calendar days to regain compliance with the closing bid price requirement. The closing bid price of our common stock has been below $1.00 at various periods during the quarter ended September 30, 2015 and the quarter ending December 31, 2015.

A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the market price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and fewer business development opportunities, which would have a material adverse effect on our financial condition and results of operations.

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

10.1
Limited Waiver and Seventh Amendment to Loan and Security Agreement (Term Loan and Revolving Loan), by and among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto, dated as of September 4, 2015.

10.2	Asset Purchase Agreement, by and between Transgenomic, Inc. and Edge BioSystems, Inc., dated September 8, 2015.

10.3	Confidential and Binding Term Sheet, by and between Transgenomic, Inc. and ADSTEC Corporation, effective as of September 30, 2015.

31.1	Certification of Paul Kinnon, President, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Paul Kinnon, President, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

TRANSGENOMIC, INC.

Date:	November 16, 2015	By:	/S/ PAUL KINNON
Paul Kinnon President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)