Form 10-Q
period 2016-03-31
TRANSGENOMIC INC
filed 2016-05-23
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 30, 2016, the number of shares of common stock outstanding was 20,695,870.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2016	December 31,
	(unaudited)	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222	$444
Accounts receivable, net	170	264
Inventories, net	44	50
Other current assets	503	537
Assets held for sale	1,182	1,987
Total current assets	2,121	3,282
PROPERTY AND EQUIPMENT:
Equipment	5,612	5,593
Furniture, fixtures & leasehold improvements	1,565	1,565
	7,177	7,158
Less: accumulated depreciation	(6,940)	(6,899)
	237	259
OTHER ASSETS:
Intangibles, net	1,146	1,170
Other assets	88	105
	$3,592	$4,816
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,346	$7,596
Accounts payable	5,010	3,781
Accrued compensation	306	321
Accrued expenses	3,339	3,734
Deferred revenue	192	217
Other liabilities	1,068	1,068
Liabilities held for sale	20	264
Total current liabilities	17,281	16,981
LONG TERM LIABILITIES:
Common stock warrant liability	1,466	350
Other long-term liabilities	255	305
Total liabilities	19,002	17,636
STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized, 2,365,243 and 4,029,502 shares issued and outstanding, respectively	24	40
Common stock, $0.01 par value, 150,000,000 shares authorized, 20,695,870 and 13,915,691 shares issued and outstanding, respectively	207	139
Additional paid-in capital	201,025	200,403
Accumulated other comprehensive income	—	10
Accumulated deficit	(216,666)	(213,412)
Total stockholders’ deficit	(15,410)	(12,820)
	$3,592	$4,816

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
NET SALES	$236	$750
COST OF GOODS SOLD:	505	465
Gross profit	(269)	285
OPERATING EXPENSES:
Selling, general and administrative	1,704	1,804
Research and development	270	451
	1,974	2,255
OPERATING LOSS FROM CONTINUING OPERATIONS	(2,243)	(1,970)
OTHER INCOME (EXPENSE):
Interest expense, net	(169)	(190)
Warrant revaluation	321	(145)
Other, net	—	(13)
	152	(348)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,091)	(2,318)
INCOME TAX EXPENSE	—	—
LOSS FROM CONTINUING OPERATIONS	(2,091)	(2,318)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(1,173)	(723)
NET LOSS	(3,264)	(3,041)

PREFERRED STOCK DIVIDENDS	(21)	(331)

NET LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(2,112)	(2,649)
NET LOSS FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(1,173)	(723)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,285)	$(3,372)

BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.10)	$(0.28)
BASIC AND DILUTED LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$(0.06)	$(0.08)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.36)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	20,323,333	9,392,851

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net Loss	$(3,264)	$(3,041)
Other comprehensive loss - foreign currency translation adjustment	—	(34)
Comprehensive Loss	$(3,264)	$(3,075)

 See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Three Months Ended
 March 31, 2016
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2015	4,029,502	$40	13,915,691	$139	$200,403	$(213,412)	$10	$(12,820)
Net loss	—	—	—	—	—	(3,264)	—	(3,264)
Foreign currency translation adjustment	—	—	—	—	—	10	(10)	—
Stock-based compensation	—	—	—	—	131	—	—	131
Private placement, net	2,365,243	24	—	—	519	—	—	543
Dividends on preferred stock	—	—	—	—	(4,475)	—	—	(4,475)
Conversion of preferred stock and preferred stock dividends	(4,029,502)	(40)	6,780,179	68	4,447	—	—	4,475
Balance, March 31, 2016	2,365,243	$24	20,695,870	$207	$201,025	$(216,666)	$—	$(15,410)

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(3,264)	$(3,041)
Less loss from discontinued operations, net of tax	(1,173)	(723)
Loss from continuing operations	(2,091)	(2,318)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	83	41
Stock-based compensation	110	114
Provision for losses on doubtful accounts	21	—
Warrant revaluation	(321)	145
Loss on sale of fixed assets	—	14
Deferred interest	17	60
Deferred tax provision	—	41
Changes in operating assets and liabilities:
Accounts receivable	73	(54)
Inventories	6	—
Other current assets	41	(601)
Accounts payable	1,230	518
Accrued expenses and other liabilities	(481)	(473)
Net cash used in continuing operations	(1,312)	(2,513)
Net cash used in discontinued operations	(612)	(1,000)
Net cash used in operating activities	(1,924)	(3,513)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(19)	(10)
Other assets	(7)	10
Net cash used in continuing operations	(26)	—
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(26)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(1)	(19)
Issuance of preferred stock, net	1,779	—
Issuance of common stock, net	—	6,389
Proceeds from borrowings	500	923
Principal payment on note payable	(550)	—
Net cash flows provided by financing activities	1,728	7,293
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	—	(10)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(222)	3,770
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	444	1,609
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$222	$5,379
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$67
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015

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

Historically, our operations were organized and reviewed by management along our major product lines and presented in two business segments: Laboratory Services and Genetic Assays and Platforms. Beginning with the quarter ended September 30, 2015, our operations are now organized as one business segment, our Laboratory Services segment, and during the second half of 2015, we began including our Genetic Assays and Platforms segment and a portion of our Laboratory Services segment as discontinued operations.

Our current Laboratory Services business consists of our laboratory in Omaha, Nebraska, which is focused on providing genetic analytical services related to Oncology and pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical and biotechnology companies. Our laboratory employs a variety of genomic testing service technologies, including our proprietary MX-ICP technology. Our laboratory in Omaha is certified under the Clinical Laboratory Improvement Amendments (“CLIA”) as a high complexity laboratory and is accredited by the College of American Pathologists.

Our condensed consolidated balance sheets, statements of operations and statements of cash flows for all periods presented reflect our former Genetic Assays and Platforms activities and Patient Testing business as discontinued operations (See Note 3 - “Discontinued Operations”).

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of March 31, 2016, we had negative working capital of $15.2 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We cannot be certain that additional financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The accompanying condensed consolidated financial statements are presented in conformity with GAAP. All amounts are presented in U.S. Dollars (“$”). Supplemental cash flows from discontinued operations are presented in Note 3 - “Discontinued Operations”. We have evaluated events occurring subsequent to March 31, 2016 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 11 - “Subsequent Events”.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

The condensed consolidated balance sheet as of December 31, 2015 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from 12/31/15. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2016. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2016.
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
Cash and Cash Equivalents and Other Current Assets.
Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less. Other current assets as of March 31, 2016 of $0.5 million include prepaid assets of $0.2 million, unbilled receivables of $0.2 million and other receivables of $0.1 million.
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of March 31, 2016.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts from continuing operations during the three months ended March 31, 2016 and 2015:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended March 31, 2016	$87	$21	$—	$108
Three Months Ended March 31, 2015	$20	$—	$—	$20

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

While payment terms are generally 30 days, we have also provided extended payment terms in certain cases. Accounts receivable are carried at original invoice amount and shown net of allowance for doubtful accounts. The estimate made for doubtful accounts is based on a review of all outstanding amounts on a quarterly basis. We determine the allowance for doubtful accounts by regularly evaluating individual payor receivables and considering a payor’s financial condition, credit history, reimbursement rates and current economic conditions. Accounts receivable are written off when deemed uncollectible and after all collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded as a reduction in bad debt expense when received.
Inventories.
Inventories are stated at the lower of cost or market net of allowance for obsolete inventory. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process, which approximates the first-in, first-out (FIFO) method. At March 31, 2016, our net inventories were less than $0.1 million and were comprised predominantly of raw materials.

The following is a summary of activity for the allowance for obsolete inventory during the three months ended March 31, 2016 and 2015:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended March 31, 2016	$63	$—	$—	$63
Three Months Ended March 31, 2015	$—	$—	$—	$—
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
Depreciation expense in continuing operations related to property and equipment was less than $0.1 million and $0.1 million the three months ended March 31, 2016 and 2015, respectively, which included less than $0.1 million related to equipment acquired under capital leases during each period.
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
3. Acquired Products.    As part of the FAMILION acquisition and acquisition of certain intangible assets from Axial, the Company acquired technology, in process technology, trademarks/tradenames, customer relationships, covenants not to compete

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

and third party relationships. These costs are amortized pursuant to the straight-line method over their estimated economic life of seven to fifteen years. See Note 4 - “Intangible Assets and Other Assets”.
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market value of the shares at the date of grant and have 10-year contractual terms. Unvested awards as of March 31, 2016 had vesting periods of up to three years from the date of grant. None of the awards outstanding at March 31, 2016 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors. Compensation expense, net of estimated forfeitures, is based on the calculated fair value of the awards as measured at the grant date and is expensed over the service period of the awards.
During the three months ended March 31, 2016, we recorded compensation expense for all stock awards of $0.1 million within selling, general and administrative expense. During the three months ended March 31, 2015, we recorded compensation expense for all stock awards of $0.1 million. As of March 31, 2016, the unrecognized compensation expense related to unvested stock awards was $0.3 million, which is expected to be recognized over a weighted-average period of 1.3 years.
We granted stock options to purchase an aggregate of 14,000 shares of our common stock during the quarter ended March 31, 2016. The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.91% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 6.00 years, based on expected exercise activity behavior; and volatility of 85% based on the historical volatility of our common stock over a time that is consistent with the expected life of the options.
Included in our stock awards outstanding as of March 31, 2016 were stock appreciation rights (“SARs”) to purchase 98,333 shares of our common stock. The SARs grants were issued solely to our executive officers and these rights will vest over three years from the date of grant.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

In our Biomarker Identification laboratory, we perform services on a project by project basis. When we receive payment in advance, we initially defer the revenue and recognize it when we deliver the service. These projects typically do not extend beyond one year. At each of March 31, 2016 and December 31, 2015, deferred net sales associated with pharmacogenomics research projects included in the balance sheet in deferred revenue was $0.2 million.

Net sales from Patient Testing laboratories, reported as part of discontinued operations, are recognized on an individual test basis and take place when the test report is completed, reviewed and sent to the client less the reserve for insurance, Medicare and Medicaid contractual adjustments. There are no deferred net sales associated with our Patient Testing services. Adjustments to the allowances, based on actual receipts from third party payers, are reflected in the estimated contractual allowance applied prospectively. In the fourth quarter of 2015, we adjusted our contractual allowance rates to better reflect the reimbursement level we expect to achieve on Patient Testing billings. The adjustment negatively impacted our Patient Testing revenues for all periods after the third quarter of 2015. (See Note 3 - “Discontinued Operations”).

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

Common Stock Warrants.
Certain of our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability (“Common Stock Warrant Liability”). We are required to present these instruments at fair value at each reporting date and any changes in fair values are recorded as an adjustment to earnings. The Common Stock Warrant Liabilities are considered Level Three financial instruments for purposes of fair value measurement. See Note 9 - “Fair Value” for additional information.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 12,970,881 and 8,248,953 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2016 and 2015, respectively, because the effect is anti-dilutive due to the net loss.
Recent Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB decided to defer the effective date of this new accounting guidance by one year. As a result, ASU No. 2014-09 will be effective for us for all annual and interim reporting periods beginning after December 15, 2017 and early adoption would be permitted as of the original effective date. The new standard permits the use of either the retrospective or cumulative effect transition method. We do not expect to early adopt this guidance and we have not selected a transition method. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the impact of the adoption of this ASU will have on our consolidated financial statements.
In March 2016, the FASB issued an ASU, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. We do not expect to early adopt this guidance and are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

3. DISCONTINUED OPERATIONS

On September 8, 2015, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Edge BioSystems, Inc. (“Edge Bio”), pursuant to which we sold our manufacturing, marketing and selling of high quality polymer and silica based beads and resin and chromatography columns business (collectively, the “Columns Business”). The Columns Business was part of our former segment, Genetic Assays and Platforms. Pursuant to the Asset Purchase Agreement, Edge Bio acquired substantially all of the assets used solely in connection with the Columns Business and assumed certain liabilities of the Columns Business for a total cash purchase price of approximately $2.1 million (the “Asset Sale”), which was paid on September 8, 2015 upon the closing of the Asset Sale. During the year ended December 31, 2015, we recorded a gain on the sale of the Columns Business of $1.5 million.

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

Together, the Asset Sale and the Transaction represent the divestiture of our Genetic Assays and Platforms business, resulting in a strategic shift that will have a major effect on our operations and financial results. Therefore, the divested operations of our Genetic Assays and Platforms business meet the criteria to be reported as discontinued operations.
During the fourth quarter of 2015, our Board of Directors took actions to begin the process of divesting our Patient Testing business in New Haven, Connecticut. In March of 2016, we announced that we had suspended testing services in our Patient Testing laboratory as we review and evaluate various strategic alternatives for that business. As a result of these actions, as of December 31, 2015, our Patient Testing business met the criteria to be reported as discontinued operations. We anticipate that we will complete the divestiture of the Patient Testing business during 2016.
The related assets, liabilities, results of operations and cash flows for both the Genetic Assays and Platforms business and Patient Testing business are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

Results of the discontinued operations consisted of the following:

	Three months ended March 31,
(in thousands)	2016	2015
Net sales	$1,103	$5,763
Cost of goods sold	1,183	3,074
Gross profit	(80)	2,689
Selling, general and administrative expense	1,025	3,250
Research and development expense	68	116
Loss from discontinued operations before income taxes	(1,173)	(677)
Income tax expense	—	46
Loss from discontinued operations	$(1,173)	$(723)

Assets and liabilities of the discontinued operations are classified as assets held for sale and liabilities held for sale in the condensed consolidated balance sheets and consisted of the following:

	Dollars in Thousands
	March 31, 2016	December 31, 2015
ASSETS
Accounts receivable, net	$1,150	$1,905
Other current assets	32	82
Total Assets	$1,182	$1,987

LIABILITIES
Accrued compensation	$20	$264
Total Liabilities	$20	$264

The following is a summary of activity for the allowance for doubtful accounts from discontinued operations during the three months ended March 31, 2016 and 2015. The allowance for doubtful accounts from discontinued operations are included in the assets held for sale in the condensed consolidated balance sheets.

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended March 31, 2016	$14,664	$—	$(122)	$14,542
Three Months Ended March 31, 2015	$7,927	$1,532	$(286)	$9,173

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

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
Long-lived intangible assets as of March 31, 2016 and December 31, 2015 consisted of the following:

	Dollars in Thousands
	March 31, 2016
	Cost	Accumulated Amortization	Net Book Value
Patents	780	72	708
Intellectual property	672	234	438
	$1,452	$306	$1,146

	Dollars in Thousands
	December 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Patents	980	274	706
Intellectual property	671	207	464
	$1,651	$481	$1,170

Estimated Useful Life
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was less than $0.1 million during each of the three months ended March 31, 2016 and 2015. Amortization expense for intangible assets is expected to be $0.1 million for each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

5.         DEBT

	Dollars in Thousands
	March 31, 2016	December 31, 2015
Revolving Line of Credit(1)	$2,775	$3,025
Term Loan(2)	4,000	4,000
Convertible Promissory Notes (3)	571	571
Total debt	7,346	7,596
Current portion of long-term debt	(7,346)	(7,596)
Long-term debt, net of current maturities	$—	$—

(1)
Revolving Line of Credit. Amounts advanced under the Revolving Line accrue interest at an annual rate equal to the greater of (a) 6.25% or (b) the Wall Street Journal prime rate plus 3%. The current interest rate is 6.50%. Interest is payable on a monthly basis, with the balance payable at the maturity of the Revolving Line. Under the Loan Agreement, we pay the Lenders a commitment fee of $20,000 on each one-year anniversary of March 13, 2013, the Effective Date, during

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

the term of the Revolving Line. In addition, a fee of 0.5% per annum is payable quarterly on the unused portion of the Revolving Line. The Revolving Line matures on November 1, 2017.

(2)
Term Loan. We received $4.0 million under the Term Loan on the Effective Date. Pursuant to the terms of the Loan Agreement, as amended, the maturity date of the Loan Agreement was extended until November 1, 2017 and no principal payments on the Term Loan are due until such date. The current interest rate is 9.1%.

We will pay the Lenders an additional final payment of $120,000 at maturity or prepayment of the Term Loan. In addition, if we repay the Term Loan prior to maturity, we will pay the Lenders a prepayment penalty of 1% of the total outstanding balance under the Term Loan.

Additional Terms.
The Loan Agreement contains affirmative and negative covenants. Under the Term Loan, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders. As of March 31, 2016, the Company was not in compliance with all financial covenants of the Loan Agreement, as amended by the Eighth Amendment. As such, all debt has been classified as current at March 31, 2016.

To secure the repayment of any amounts borrowed under the Revolving Line and the Term Loan, we granted the Lenders a security interest in all of our assets. The occurrence of an event of default under the Loan Agreement could result in the acceleration of our obligations under the Loan Agreement, would increase the applicable interest rate under the Revolving Line or Term Loan (or both) by 5% and would permit the Lenders to exercise remedies with respect to the collateral under the Loan Agreement. As of the date these financials were available for release, the Lenders have not exercised the remedies under the Loan Agreement.

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
Three Months Ended March 31, 2016 and 2015

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

On January 6, 2016, we entered into an eighth amendment to the Loan Amendment (the “Eighth Amendment”). The Eighth Amendment, among other things, (1) provided that the Lenders will waive specified events of default under the terms of the Loan Agreement, (2) reduced our future minimum revenue covenants under the Loan Agreement, (3) extended the maturity date of the Loan Agreement until November 1, 2017, and (4) provided for the repayment of an overadvance of $750,000 previously provided by the Lenders to us pursuant to the Loan Agreement.

During the first quarter of 2016, the overadvance that existed at December 31, 2015 was repaid to the Lenders and $0.2 million was received from certain of the Lenders and another lender affiliate in connection with the equity offering made on January 6, 2015. Also during the first quarter of 2016, we received an advance from the Lenders of $0.5 million and as of March 31, 2016 we had an overadvance on the Loan Agreement of $0.5 million.

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

On January 15, 2015, we entered into the Note Purchase Agreement with seven accredited investors (the “Additional Investors”) and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, notes (the “Additional Notes”) in an aggregate principal amount of $925,000. The Additional Notes have the same terms and conditions as the Initial Note. As of March 31, 2016, $400,000 of the aggregate principal amount of the Additional Notes, and accrued interest thereon, has been converted into an aggregate of 281,023 shares of our common stock.

6. COMMITMENTS AND CONTINGENCIES
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims, in excess of recorded accruals, could have a material adverse effect on our financial position, results of operations or cash flows. On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and March 31, 2016. In addition, on April 13, 2016, Fox Chase Cancer Center (“Fox Chase”) filed a lawsuit against us in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania Civil Trial Division alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment and fraudulent conversion, conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement we entered into with Fox Chase in August 2000, as amended (the “License Agreement”), as well as the assignment of certain of our rights under the License Agreement to Integrated DNA Technologies, Inc. (“IDT”) pursuant to the Surveyor Kit Patent, Technology and Inventory Purchase Agreement we entered into with IDT effective as of July 1, 2014 (the “IDT Agreement”). Pursuant to the terms of the IDT Agreement, we agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. We believe that we have good and substantial defenses to the claims asserted by Fox Chase. We are unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by us as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
The outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our financial statements for such reporting period could be materially adversely affected. In general, the resolution of a legal matter could prevent us from offering our services or products to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely our operating results.
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are $0.6 million for the remainder of 2016, $0.7 million in 2017, $0.7 million in 2018, $0.7 million in 2019, $0.7 million in 2020 and $0.4 million thereafter. Rent expense for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.1 million, respectively. At March 31, 2016, firm commitments to vendors totaled $0.3 million.

7. INCOME TAXES

Annually, we file U.S. Federal, state and foreign income tax returns.  All U.S. Federal and most state loss carryforwards remain subject to adjustment in the event of an income tax examination.
Income tax expense from continuing operations was zero for both the three months ended March 31, 2016 and 2015. We maintain a full valuation allowance on our net deferred tax assets, having concluded that we are not more likely than not going to realize the benefit of our deferred tax assets including our net operating loss carryforwards.
During each of the three months ended March 31, 2016 and 2015, there were no material changes to the liability for uncertain tax positions.

8. STOCKHOLDERS’ EQUITY
Common Stock.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

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
On January 24, 2013, we entered into a Securities Purchase Agreement with certain institutional and other accredited investors pursuant to which we: (a) sold to the investors an aggregate of 1,383,333 shares of our common stock at a price per share of $6.00 for aggregate gross proceeds of approximately $8.3 million; and (b) issued to the investors warrants to purchase up to an aggregate of 691,655 shares of our common stock with an exercise price of $9.00 per share (the “Offering”). The warrants may be exercised, in whole or in part, at any time from January 30, 2013 until January 30, 2018 and contain both cash and “cashless exercise” features. Affiliates of Third Security, LLC purchased an aggregate of 500,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock in the Offering on the same terms as the other investors. Net proceeds from the Offering were used for general corporate and working capital purposes.
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
Three Months Ended March 31, 2016 and 2015

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

Craig-Hallum acted as the sole placement agent for the sale and issuance of the Additional Notes. In connection with the sale and issuance of the Additional Notes, we issued to Craig-Hallum an unsecured convertible promissory note, upon the same terms and conditions as the Notes, in an aggregate principal amount equal to 5% of the proceeds received by us pursuant to the sale and issuance of the Additional Notes, or $46,250. As of the date of filing of this Quarterly Report on form 10-Q, the Placement Agent Note remains outstanding.

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
On June 30, 2015, we entered into a Securities Purchase Agreement with certain accredited investors (the “July 2015 Investors”) pursuant to which, on July 7, 2015, we sold to the July 2015 Investors, and the July 2015 Investors purchased from us, (a) an aggregate of approximately 1.5 million shares of our common stock at a price per share of $1.42, (b) warrants (the “Series B Warrants”) to purchase up to an aggregate of 0.7 million shares of our common stock with an exercise price of $0.01 per share, and (c) warrants (the “Series A Warrants” and, together with the Series B Warrants, the “July 2015 Warrants”) to purchase up to an aggregate of 1.2 million shares of our common stock, with an exercise price of $1.66 per share (collectively, the “July 2015 Offering”). The purchase price for the Series B Warrants was $1.42 per share of our common stock subject to the Series B Warrants. Each of the July 2015 Warrants has a term of 5 and 1/2 years. The Series B Warrants were immediately exercisable upon issuance. The Series A Warrants became exercisable on January 7, 2016, six months from the date of issuance. The aggregate gross proceeds to us from the July 2015 Offering were approximately $3.0 million.
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
Three Months Ended March 31, 2016 and 2015

The July 2015 Offering required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of these warrants decreased from $7.56 per share to $6.50 per share and the number of shares issuable upon exercise of the warrants increased from 1,881,396 to 2,188,177.
On January 6, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Investors”), pursuant to which, on January 8, 2016, the Company sold to the Investors, and the Investors purchased from the Company (the “January 2016 Offering”), an aggregate of approximately $2.2 million of units (the “Units”) consisting of (1) an aggregate of 2,365,243 shares (the “A-1 Preferred Shares”) of Series A-1 Convertible Preferred Stock, par value $0.01 per share, of the Company (the “A-1 Preferred”), and (2) warrants (the “Warrants”) to purchase up to an aggregate of 1,773,929 shares of our common stock. Each Unit was sold to the Investors at a purchase price of $0.93 per Unit. The A-1 Preferred Shares are convertible into shares of our common stock at an initial rate of 1-for-1, which conversion rate is subject to further adjustment as set forth in the Company’s Certificate of Designation of Series A-1 Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on January 8, 2016 (the “Series A-1 Certificate of Designation”). Pursuant to the terms of the Series A-1 Certificate of Designation, the holders of the A-1 Preferred Shares will generally be entitled to that number of votes as is equal to the product obtained by multiplying: (a) the number of whole shares of our common stock into which the A-1 Preferred may be converted as of the record date of such vote or consent, by (b) 0.93, rounded down to the nearest whole number. Therefore, every 1.075269 shares of A-1 Preferred will generally initially be entitled to one vote.

The Warrants were immediately exercisable upon issuance, have a term of five years and have an exercise price of $1.21 per share of our common stock. Each Warrant includes both cash and “cashless exercise” features and an exchange feature whereby the holder of the Warrant may exchange (the “Exchange Right”) all or any portion of the Warrant for a number of shares of our common stock equal to the quotient obtained by dividing the “Exchange Amount” by the closing bid price of our common stock on the second trading day prior to the date the Warrant is exchanged (the “Exchange Price”). Under the Warrants, the “Exchange Amount” is based upon a Black Scholes option pricing model, and the aggregate Exchange Amount under all of the Warrants will be $1,436,882, subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of issuance of the Warrants and the date the Warrants are exchanged. Each Warrant provides that the number of shares that may be issued upon exercise of the Exchange Right is limited to the number of shares that may be purchased pursuant to the terms of the Warrant, unless the Company has previously obtained stockholder approval or approval from The Nasdaq Stock Market LLC to issue any additional shares of our common stock (the “Additional Shares”) pursuant to the Exchange Right (the “Required Approvals”). For any Exchange Right exercised more than 90 days following the issuance of the Warrants, if the Company has not obtained either of the Required Approvals, the Company will be required to pay the Warrant holder an amount in cash for any Additional Shares that it cannot issue without the Required Approvals based on the Exchange Amount.

The Warrants further provide that, to the extent the closing bid price of our common stock on the second trading day prior to the date the Warrant is exchanged is less than $0.50, the Exchange Price will be deemed to be equal to $0.50, and, in addition to issuing shares of our common stock based on this Exchange Price, the Company will be required to pay to the Warrant holder an amount in cash equal to the product obtained by multiplying (a) $0.50 minus the closing bid price of our common stock on the second trading day prior to the date the Warrant is exchanged, by (b) the aggregate number of shares of our common stock issued to the Warrant holder by the Company in such exchange at an Exchange Price equal to $0.50. Therefore, if the Required Approvals are obtained, based on the Exchange Amount of $1,436,882 (which, as noted above, is subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of the issuance of the Warrants and the date the Warrants are exchanged), the maximum number of shares of our common stock issuable pursuant to the Exchange Right in the Warrants will be 2,873,765. In addition, if, for example, assuming an Exchange Amount of $1,436,882, the closing bid price of our common stock on the second trading day prior to the date the Warrants are exchanged is $0.25, the Company would be required to pay to the Warrant holders cash in an aggregate amount of $718,441 in addition to issuing the Warrant holders 2,873,765 shares.

In accordance with the terms of the SPA, the Company amended that certain Series A Warrant to purchase up to an aggregate of 1,161,972 shares of our common stock previously issued by the Company to an affiliate of one of the Investors on July 7, 2015 (the “Original Warrant”), as previously reported by the Company on its Amendment No. 1 to Current Report on Form 8-K/A, filed with the SEC on July 7, 2015 (as so amended, the “Amended Warrant”). The Amended Warrant amends the Original Warrant to provide that the Amended Warrant is subject to the same terms and conditions as the Warrants and, therefore, includes both cash and “cashless exercise” features and an Exchange Right whereby the number of shares issuable pursuant to the Exchange Right is equal to the “Amended Warrant Exchange Amount”, which is based on a Black Scholes option pricing model, and will be $941,197, subject to adjustment to the extent that the risk-free U.S. treasury rate fluctuates between the date of issuance of the Amended Warrant and the date the Amended Warrant is exchanged. The Amended Warrant is exercisable for up to 1,161,972 shares of our common stock in the event the Company has obtained either of the Required Approvals with respect to the Amended Warrant. In the event the Amended Warrant holder exercises the Amended Warrant more than 90 days following the issuance of

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

the Amended Warrant, if the Company has not obtained either of the Required Approvals, the Company will be required to pay the Amended Warrant holder an amount in cash for the shares of our common stock that the Company cannot issue under the Amended Warrant pursuant to such exercise without the Required Approvals based on the Amended Warrant Exchange Amount.

The Amended Warrant also provides that, to the extent the closing bid price of our common stock on the second trading day prior to the date the Amended Warrant is exchanged is less than $0.50, the Exchange Price will be deemed to be equal to $0.50, and, in addition to issuing shares of our common stock based on this Exchange Price (assuming receipt of the Required Approvals), the Company will be required to pay to the Amended Warrant holder an amount in cash equal to the product obtained by multiplying (a) $0.50 minus the closing bid price of our common stock on the second trading day prior to the date the Amended Warrant is exchanged, by (b) the aggregate number of shares of our common stock issued to the Amended Warrant holder by the Company in such exchange at an Exchange Price equal to $0.50. Therefore, if the Required Approvals are obtained, based on the Amended Warrant Exchange Amount of $941,197 (which, as noted above, is subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the issuance of the Amended Warrant and the date the Amended Warrant is exchanged), the maximum number of shares of our common stock issuable pursuant to the Exchange Right in the Amended Warrant will be 1,882,395. In addition, if, for example, assuming an Amended Warrant Exchange Amount of $941,197, the closing bid price of our common stock on the second trading day prior to the date the Amended Warrant is exchanged is $0.25, the Company would be required to pay to the Amended Warrant holder cash in an aggregate amount of $470,599 in addition to issuing the Amended Warrant holder 1,882,395 shares.

In connection with entering into the SPA, the Company also entered into a Registration Rights Agreement, dated January 8, 2016, with the Investors. The Registration Rights Agreement requires that the Company file with the SEC a registration statement to register for resale the shares of our common stock issuable upon conversion of the A-1 Preferred Shares (the “A-1 Preferred Conversion Shares”) and the shares of our common stock issuable upon exercise of the Warrants and the Amended Warrant (collectively, the “Warrant Shares”) by January 23, 2016.

Craig-Hallum Capital Group LLC (the “Placement Agent”) served as the sole placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, the Company (1) paid to the Placement Agent cash commissions equal to approximately $140,000, or 7.0% of the gross proceeds received in the Offering, excluding any proceeds received from Third Security, LLC or any of its affiliates; (2) issued to the Placement Agent, for a price of $50, a five-year warrant to purchase up to 107,527 shares of our common stock at an exercise price of $1.21 per share (the “Agent Warrant”), which is subject to the same terms as the Warrants except that the Agent Warrant is not exercisable until July 8, 2016 and does not contain the Exchange Right; and (3) reimbursed the Placement Agent for reasonable out-of-pocket expenses, including fees paid to the Placement Agent’s legal counsel, incurred in connection with the Offering, which reimbursable expenses did not exceed $50,000.

The January 2016 Offering and the payment of all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock in the form of shares of our common stock at a rate of $1.00 per share of our common stock discussed under “-Conversion of Preferred Stock” below required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of these warrants decreased from $6.50 per share to $4.39 per share and the number of shares issuable upon exercise of the warrants increased from 2,188,177 to 3,239,827.
Common Stock Warrants.
During the three months ended March 31, 2016 and 2015, we issued warrants to purchase 2,933,106 and 1,208,491 shares of common stock, respectively. None of the issued warrants were exercised during such periods. The warrants issued in the three months ended March 31, 2016 included 1,051,650 warrants issued due to repricing requirements of the Private Placement and 1,881,456 warrants issued in connection with the Offering, which was completed in January 2016. The warrants issued in the three months ended March 31, 2015 included 493,711 warrants issued due to repricing requirements of the Private Placement and 714,780 warrants issued in connection with the 2015 Offering. Warrants to purchase an aggregate of 8,853,905 shares of common stock were outstanding at March 31, 2016.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Various Institutional Holders(1)	2012	February 2017	2,812,745	$4.39
Affiliates of Third Security, LLC(1)	2012	February 2017	427,082	$4.39
Various Institutional Holders(2)	2013	January 2018	441,655	$9.00
Affiliates of Third Security, LLC(2)	2013	January 2018	250,000	$9.00
Various Institutional Holders(3)	2014	April 2020	374,618	$4.00
Various Institutional Holders(4)	2015	February 2020	714,780	$2.24
Various Institutional Holders(5)	2015	December 2020	122,433	$1.66
Various Institutional Holders(5)	2015	December 2020	667,164	$0.01
Various Institutional Holders(6)	2015	January 2021	1,161,972	$1.21
Affiliates of Third Security, LLC(7)	2016	January 2021	161,026	$1.21
Various Institutional Holders(7)	2016	January 2021	1,720,430	$1.21
			8,853,905

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

(6)
These warrants were originally issued in connection with the July 2015 Offering, which was completed in July 2015, and were amended in connection with the Offering, which was completed in January 2016.

(7)	These warrants were issued in connection with the Offering, which was completed in January 2016.
Issuance of Series B Preferred Stock.

On March 5, 2014, we entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”) with affiliates of Third Security, LLC (the “2014 Third Security Investors”), pursuant to which we, in a private placement, sold and issued an aggregate of 1,443,297 shares of our Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), at a price per share of $4.85 for an aggregate purchase price of approximately $7.0 million. Each share of Series B Preferred Stock issued pursuant to the Series B Purchase Agreement was initially convertible into shares of our common stock at a rate of 1-for-1, which conversion rate was subject to further adjustment as set forth in the Certificate of Designation of Series B Convertible Preferred Stock.

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

Conversion of Preferred Stock.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

On January 6, 2016, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with the holders (the “Preferred Holders”) of all of the Company’s outstanding shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and Series B Preferred Stock, pursuant to which, among other things, the Preferred Holders: (1) elected to convert all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock into shares of our common stock, in each case in accordance with the terms thereof, and (2) agreed that all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock would be paid by the Company in shares of our common stock at a rate of $1.00 per share of our common stock (collectively, the “Conversion”).

The outstanding shares of Series A Preferred Stock were convertible into shares of our common stock at a rate of 1-for-3, and the outstanding shares of Series B Preferred Stock were convertible into shares of our common stock at a rate of 1-for-1. Prior to the entry into the Conversion Agreement, there were 2,586,205 shares of Series A Preferred Stock outstanding, which were converted into 862,057 shares of our common stock, and 1,443,297 shares of Series B Preferred Stock outstanding, which were converted into 1,443,297 shares of our common stock, for an aggregate of 2,305,354 shares of our common stock issued upon conversion of the Series A Preferred Stock and Series B Preferred Stock (the “Conversion Shares”). At the time of the entry into the Conversion Agreement, there were $3,681,591.90 in accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock, which were converted, in accordance with the Conversion Agreement, into 3,681,590 shares of our common stock, and $793,236.17 in accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock, which were converted, in accordance with the terms of the Conversion Agreement, into 793,235 shares of our common stock, for an aggregate of 4,474,825 shares of our common stock issued pursuant to the accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock (the “Dividend Shares”). Therefore, in connection with the full conversion of the Series A Preferred Stock and Series B Preferred Stock, plus the conversion of all accrued and unpaid dividends thereon, the Company issued an aggregate of 6,780,179 shares of our common stock to the Preferred Holders on January 6, 2016.

Following the conversion of the shares of Series A Preferred Stock and Series B Preferred Stock into common stock, no shares of Series A Preferred Stock or Series B Preferred Stock remain outstanding.
Preferred Stock Dividends.
We had cumulative undeclared dividends on our Series A Preferred Stock and Series B Preferred Stock (collectively “Preferred Stock”) of zero and $4.4 million at March 31, 2016 and December 31, 2015, respectively. Since dividends should generally not be recognized as a liability until declared, we had a recorded liability of zero for these undeclared dividends at December 31, 2015.
For the three months ended March 31, 2016 and 2015, we had undeclared dividends. In accordance with the FASB’s Accounting Standards Codification Topic 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss per share calculation.

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
Three Months Ended March 31, 2016 and 2015

Common Stock Warrant Liabilities.

Certain of our issued and outstanding warrants to purchase shares of common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability.

2012 Warrant Liability
The 2012 Warrant Liability represents the fair value of the 1.2 million warrants issued in February 2012, which, through a series of changes in exercise price since February 2012, are now exercisable into 3.2 million shares of common stock. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations. Management does not believe that this liability will be settled by a use of cash.
The 2012 Warrant Liability is considered a Level 3 financial instrument and is valued using a Monte Carlo simulation model. This method is well suited to valuing options with non-standard features, such as anti-dilution protection. A Monte Carlo simulation model uses repeated random sampling to simulate significant uncertainty in inputs. Assumptions and inputs used in the valuation of the common stock warrants are broken down into four sections: Static Business Inputs; Static Technical Inputs; Simulated Business Inputs; and Simulated Technical Inputs.
Static Business Inputs include: our equity value, which was estimated using our stock price of $0.58 as of March 31, 2016; the amount of the down-round financing; the timing of the down-round financing; and the expected exercise period of 0.86 years from the valuation date.
Static Technical Inputs include: volatility of 93% and the risk-free interest rate of 0.52% based on the 1-year U.S. Treasury yield interpolated from the six-month and one-year U.S. Treasury bonds.
Simulated Business Inputs include: the probability of down-round financing, which was estimated to be 100% for simulated equity values below the down-round financing cut-off point.
Simulated Technical Inputs include: our equity value follows a geometric Brownian motion and is simulated over weekly periods; and a down-round financing event that was randomly simulated in an iteration based on the 100% discrete probability of a down-round financing for those iterations where our simulated equity value at the expected timing of a down-round financing event was below the down-round financing cut-off point.

During the three months ended March 31, 2016 and 2015, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	March 31, 2016	March 31, 2015
Beginning balance at January 1	$350	$145
Total (gains) or losses:
Recognized in earnings	(330)	145
Balance at March 31	$20	$290

2016 Warrant Liability
The 2016 Warrant Liability represents the fair value of the 1.8 million warrants issued in January 2016. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations.
The Common Stock Warrant Liability is considered a Level 3 financial instrument and is valued using a binomial lattice simulation model. This method is well suited to valuing options with non-standard features. Assumptions and inputs used in the valuation of the common stock warrants include; our equity value, which was estimated using our stock price of $0.58 as of March 31, 2016; volatility of 135%; and a risk-free interest rate of 1.21%.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2016 and 2015

During the three months ended March 31, 2016 and 2015, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

Dollars in Thousands
For the Three Months Ended
March 31, 2016
Beginning balance at January 1	$—
Additions	1,437
Total (gains) or losses:
Recognized in earnings	9
Balance at March 31	$1,446
The change in unrealized gains or losses of Level 3 liabilities was included in earnings and was reported in other income (expense) in our Statement of Operations.

10. STOCK OPTIONS

Stock Options.

The following table summarizes stock option activity during the three months ended March 31, 2016:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2016	1,107,794	$3.45
Granted	14,000	1.07
Outstanding at March 31, 2016	1,121,794	$3.42
Exercisable at March 31, 2016	468,451	$5.25

During the three months ended March 31, 2016, we granted options to purchase 14,000 shares of our common stock at a weighted-average exercise price of $1.07 per share under our 2006 Equity Incentive Plan, as amended (the “Plan”). Options to purchase an aggregate of 12,350 shares of our common stock were granted during the three months ended March 31, 2015.

As of March 31, 2016, there were 468,451 options exercisable and 1,093,823 options were vested or expected to vest with an aggregate intrinsic value of zero.

Stock Appreciation Rights (“SARs”)

The following table summarizes SARs activity under the Plan during the three months ended March 31, 2016:

	Number of SARs	Weighted-Average Exercise Price
Outstanding at January 1, 2016	98,333	$4.14
Outstanding at March 31, 2016	98,333	$4.14
Exercisable at March 31, 2016	76,333	$4.22

All outstanding SARs were issued solely to our executive officers.

As of March 31, 2016, 76,333 shares subject to outstanding SARs were exercisable and 98,333 shares were vested or expected to vest. The weighted-average exercise price of these SARs was $4.14 per share and the aggregate intrinsic value was zero.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, business strategy, industry conditions, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, expected financial and other benefits from our organizational restructuring activities, actions of governments and regulatory factors affecting our business, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative versions of these terms and other similar expressions.
You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on April 14, 2016.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on April 14, 2016. Results for the three months ended March 31, 2016 are not necessarily indicative of results that may be attained in the future.

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

Our laboratory in Omaha, Nebraska is focused on providing genetic analytical services related to oncology and pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical and biotechnology companies. Our laboratory employs a variety of genomic testing service technologies, including our proprietary MX-ICP technology. ICE COLD-PCR is a proprietary ultra-high sensitivity platform technology with breakthrough potential to enable wide adoption of personalized, precision medicine in cancer and other diseases. It can be run in any laboratory that contains standard PCR systems. MX-ICP enables detection of multiple known and unknown mutations from virtually any sample type, including tissue biopsies, blood, urine, saliva, cell-free DNA (“cfDNA”) and circulating tumor cells (“CTCs”) at levels greater than 1,000-fold higher than standard DNA sequencing techniques. It is easy to implement and use within existing workflows. Our laboratory in Omaha is certified under the Clinical Laboratory Improvement Amendments (“CLIA”) as a high complexity laboratory and is accredited by the College of American Pathologists.

Our condensed consolidated balance sheets, statements of operations and statements of cash flows for all periods presented reflect our former Genetic Assays and Platforms activities and Patient Testing business as discontinued operations (See Note 3 - “Discontinued Operations” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

First Quarter 2016 Overview and Recent Highlights

On January 6, 2016, we entered into a Conversion Agreement (the “Conversion Agreement”) with the holders (the “Preferred Holders”) of all of our outstanding shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred”), and Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred”), pursuant to which, among other things, the Preferred Holders: (1) elected to convert all of the outstanding shares of Series A Preferred and Series B Preferred into shares of our common stock, in each case in accordance with the terms thereof, and (2) agreed that all accrued and unpaid dividends on the Series A Preferred and Series B Preferred would be paid by us in shares of our common stock at a rate of $1.00 per share of our common stock (collectively, the “Conversion”).

The outstanding shares of Series A Preferred were convertible into shares of our common stock at a rate of 1-for-3, and the outstanding shares of Series B Preferred were convertible into shares of our common stock at a rate of 1-for-1. Prior to the entry into the Conversion Agreement, there were 2,586,205 shares of Series A Preferred outstanding, which were converted into 862,057 shares of our common stock, and 1,443,297 shares of Series B Preferred outstanding, which were converted into 1,443,297 shares of our common stock, for an aggregate of 2,305,354 shares of our common stock issued upon conversion of the Series A Preferred and Series B Preferred (the “Conversion Shares”). At the time of the entry into the Conversion Agreement, there were $3,681,591.90 in accrued and unpaid dividends on the outstanding shares of Series A Preferred, which were converted, in accordance with the Conversion Agreement, into 3,681,590 shares of our common stock, and $793,236.17 in accrued and unpaid dividends on the outstanding shares of Series B Preferred, which were converted, in accordance with the terms of the Conversion Agreement, into 793,235 shares of our common stock, for an aggregate of 4,474,825 shares of our common stock issued pursuant to the accrued and unpaid dividends on the Series A Preferred and Series B Preferred (the “Dividend Shares”). Therefore, in connection with the full conversion of the Series A Preferred and Series B Preferred, plus the conversion of all accrued and unpaid dividends thereon, we issued an aggregate of 6,780,179 shares of our common stock to the Preferred Holders on January 6, 2016.

Following the conversion of the shares of Series A Preferred and Series B Preferred into common stock, no shares of Series A Preferred or Series B Preferred remain outstanding.

Also on January 6, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which, on January 8, 2016, we sold to the Investors, and the Investors purchased from us (the “Offering”), an aggregate of approximately $2.2 million of units (the “Units”) consisting of (1) an aggregate of 2,365,243 shares (the “A-1 Preferred Shares”) of Series A-1 Convertible Preferred Stock, par value $0.01 per share, of the Company (the “A-1 Preferred”), and (2) warrants (the “Warrants”) to purchase up to an aggregate of 1,773,929 shares of our common stock. Each Unit was sold to the Investors at a purchase price of $0.93 per Unit. The A-1 Preferred Shares are convertible into shares of our common stock at an initial rate of 1-for-1, which conversion rate is subject to further adjustment as set forth in our Certificate of Designation of Series A-1 Convertible Preferred Stock (the “Series A-1 Certificate of Designation”). Pursuant to the terms of the Series A-1 Certificate of Designation, the holders of the A-1 Preferred Shares will generally be entitled to that number of votes as is equal to the product obtained by multiplying: (a) the number of whole shares of our common stock into which the A-1 Preferred may be converted as of the record date of such vote or consent, by (b) 0.93, rounded down to the nearest whole number. Therefore, every 1.075269 shares of A-1 Preferred will generally initially be entitled to one vote.

On January 14, 2016, John D. Thompson notified us of his decision to resign from our Board of Directors (the “Board”) and each committee of the Board that he was a member of, effective immediately. Mr. Thompson served as a member of the Audit Committee of the Board and the Compensation Committee of the Board. Mr. Thompson resigned from the Board for personal reasons. His resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices. Upon Mr. Thompson’s resignation, Mya Thomae was appointed as a member of the Audit Committee of the Board and the Compensation Committee of the Board.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At March 31, 2016, we had cash and cash equivalents of $0.2 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Results of Continuing Operations For The Three Months Ended March 31, 2016 and 2015
Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2016	2015	$	%
Total Net Sales	$236	$750	$(514)	(69)%
Net sales decreased by $0.5 million, or 69%, during the three months ended March 31, 2016 as compared to the same period in 2015. The decrease reflects fewer sales of our contract laboratory services as a result of fewer customers with active projects in the current year.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and other direct costs (primarily personnel costs, rent, supplies and depreciation) associated with the operations of our laboratories.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2016	2015	2016	2015
Gross Profit	$(269)	$285	(114)%	38%
Gross profit was a negative $0.3 million, or (114)% of total net sales, during the first quarter of 2016, compared to $0.3 million, or 38% of total net sales, during the same quarter of 2015. The decrease in gross profit in the current year is a result of lower revenues during the three months ended March 31, 2016 as compared to the first quarter of 2015. The negative gross margin in the current year is due to lower revenues that were insufficient to cover our laboratory’s fixed direct costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $0.1 million to $1.7 million during the three month period ended March 31, 2016 as compared to the same period in 2015. This decrease was due to lower professional fees in the first quarter of 2016 as compared to the first quarter of 2015.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, laboratory supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended March 31, 2016, research and development expenses totaled $0.3 million as compared to $0.5 million for the three months ended March 31, 2015. Research and development expenses totaled 114% and 60% of net sales during the three months ended March 31, 2016 and 2015, respectively.
Other Income (Expense). Other expense for the three months ended March 31, 2016 and 2015 includes interest expense of $0.2 million and $0.2 million, respectively. In addition, we recorded $0.3 million of other income for the three months ended March 31, 2016 and other expense of $0.1 million for the three months ended March 31, 2015 for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income and expense associated with the change in fair value of the warrants is a non-cash item.

Discontinued Operations For The Three Months Ended March 31, 2016 and 2015

During the third quarter of 2015, we decided to divest our Genetic Assays and Platforms business, resulting in a strategic shift that had a major effect on our operations and financial results. Therefore, the divested Genetic Assays and Platforms operations meet the criteria to be reported as discontinued operations.

During the fourth quarter of 2015, our Board of Directors took actions to begin the process of divesting our Patient Testing business located in New Haven, Connecticut. In March of 2016, we announced that we had suspended testing services in our Patient Testing laboratory as we review and evaluate various strategic alternatives for that business. As a result of these actions, our Patient Testing business meets the criteria to be reported as discontinued operations.

The related assets, liabilities, results of operations and cash flows for both the Genetic Assays and Platforms business and Patient Testing business are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.

Revenues and net loss of the discontinued operations consisted of the following:

	Three months ended March 31,
(in thousands)	2016	2015
Net sales	$1,103	$5,763
Operating loss from discontinued operations, before tax	$(1,173)	$(677)
Income tax expense	—	46
Loss from discontinued operations, net of tax	$(1,173)	$(723)

Liquidity and Capital Resources
Our working capital positions at March 31, 2016 and December 31, 2015 were as follows:

	Dollars in Thousands
	March 31, 2016	December 31, 2015	Change
Current assets (including cash and cash equivalents of $222 and $444, respectively)	$2,121	$3,282	$(1,161)
Current liabilities	17,281	16,981	300
Working capital	$(15,160)	$(13,699)	$(1,461)

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

The outstanding shares of Series A Preferred were convertible into shares of common stock at a rate of 1-for-3, and the outstanding shares of Series B Preferred were convertible into shares of common stock at a rate of 1-for-1. Prior to the entry into the Conversion Agreement, there were 2,586,205 shares of Series A Preferred outstanding, which were converted into 862,057 shares of common stock, and 1,443,297 shares of Series B Preferred outstanding, which were converted into 1,443,297 shares of common stock, for an aggregate of 2,305,354 shares of common stock issued upon conversion of the Series A Preferred and Series B Preferred. At the time of the entry into the Conversion Agreement, there were $3,681,591.90 in accrued and unpaid dividends on the outstanding shares of Series A Preferred, which were converted, in accordance with the Conversion Agreement, into 3,681,590 shares of common stock, and $793,236.17 in accrued and unpaid dividends on the outstanding shares of Series B Preferred, which were converted, in accordance with the terms of the Conversion Agreement, into 793,235 shares of common stock, for an aggregate of 4,474,825 shares of our common stock issued pursuant to the accrued and unpaid dividends on the Series A Preferred and Series B Preferred. Therefore, in connection with the full conversion of the Series A Preferred and Series B Preferred, plus the conversion of all accrued and unpaid dividends thereon, we issued an aggregate of 6,780,179 shares of common Stock to the Preferred Holders on January 6, 2016.

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

The Warrants were immediately exercisable upon issuance, have a term of five years and have an exercise price of $1.21 per share of common stock. Each Warrant also includes both cash and cashless exercise features and an exchange feature whereby the holder of the Warrant may exchange all or any portion of the Warrant for a number of shares of our common stock equal to the quotient obtained by dividing the “Exchange Amount” by the closing bid price of our common stock on the second trading day prior to the date the Warrant is exchanged (the “Exchange Right”). Under the Warrants, the “Exchange Amount” is based upon a Black Scholes option pricing model, and the aggregate Exchange Amount under all of the Warrants will be $1,436,882, subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of issuance of the Warrants and the date the Warrants are exchanged. Each Warrant provides that the number of shares that may be issued upon exercise of the Exchange Right is limited to the number of shares that may be purchased pursuant to the terms of the Warrant, unless the Company has previously obtained stockholder approval or approval from The Nasdaq Stock Market LLC to issue any additional shares of our common stock (the “Additional Shares”) pursuant to the Exchange Right (the “Required Approvals”). For any Exchange Right exercised more than 90 days following the issuance of the Warrants, if the Company has not obtained either of the Required Approvals, the Company will be required to pay the Warrant holder an amount in cash for any Additional Shares that it cannot issue without the Required Approvals based on the Exchange Amount.
Please see Note 5 - “Debt” and Note 6 - “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt and debt servicing obligations.
At March 31, 2016, we had cash on hand of $0.2 million. Our current operating plan projects improved operating results and monetization of underutilized assets. As with any operating plan, there are risks associated with our ability to execute it. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. We could raise additional funds through various potential sources such as through the sale of assets or sale of debt or equity securities. However, there can be no assurance that the additional funding sources will be available to us at reasonable terms or at all. If we are unable to achieve our operating plan or obtain additional financing, our business would be jeopardized and we may not be able to continue as a going concern.

Analysis of Cash Flows - Three Months Ended March 31, 2016 and 2015
Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by $0.2 million during the three months ended March 31, 2016, compared to an increase of $3.8 million during the three months ended March 31, 2015. These amounts include cash used in discontinued operations of $0.6 million and $1.0 million, for the three months ended March 31, 2016 and 2015, respectively.
Cash Flows From Continuing Operations
Cash Flows Used in Operating Activities. The cash flows used in operating activities of $1.3 million during the three months ended March 31, 2016 included a net loss of $2.1 million and a decrease in accrued expenses of $0.5 million. These were partially offset by an increase in accounts payable of $1.2 million. The cash flows used in operating activities in the first three months of 2015 included the net loss of $2.3 million an increase in other current assets of $0.6 million and a decrease in accrued expenses of $0.4 million. These were partially offset by an increase in accounts payable of $0.5 million.
Cash Flows Used in Investing Activities. Cash flows used in investing activities were less than $0.1 million for the three months ended March 31, 2016 and zero for the three months ended March 31, 2015.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $1.7 million for the three months ended March 31, 2016, which included net proceeds of approximately $1.8 million from our Unit issuance and $0.5 million from borrowing on our debt. These proceeds were partially offset by payments on our debt of approximately $0.6 million. Cash flows provided by financing activities during the three months ended March 31, 2015 included net proceeds of $6.4 million from our common stock offering and $0.9 million from the issuance of unsecured convertible promissory notes.

Off-Balance Sheet Arrangements
At each of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the normal course of business as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016.

Critical Accounting Policies and Estimates
Accounting policies used in the preparation of our consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016.

Recently Issued Accounting Pronouncements
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016. There have been no changes to those accounting pronouncements listed except as noted in Note 2 - “Summary of Significant Accounting Policies-Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims, in excess of recorded accruals, could have a material adverse effect on our financial position, results of operations or cash flows. On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and March 31, 2016. In addition, on April 13, 2016, Fox Chase Cancer Center (“Fox Chase”) filed a lawsuit against us in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania Civil Trial Division alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment and fraudulent conversion, conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement we entered into with Fox Chase in August 2000, as amended (the “License Agreement”), as well as the assignment of certain of our rights under the License Agreement to Integrated DNA Technologies, Inc. (“IDT”) pursuant to the Surveyor Kit Patent, Technology and Inventory Purchase Agreement we entered into with IDT effective as of July 1, 2014 (the “IDT Agreement”). Pursuant to the terms of the IDT Agreement, we agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. We believe that we have good and substantial defenses to the claims asserted by Fox Chase. We are unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by us as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
The outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our financial statements for such reporting period could be materially adversely affected. In general, the resolution of a legal matter could prevent us from offering our services or products to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely our operating results.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.
Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 14, 2016.

*We have a history of operating losses and may incur losses in the future.
We have experienced annual losses from continuing operations since inception of our operations. Our operating loss for the years ended December 31, 2015 and 2014 was $9.2 million and $10.6 million, respectively, and for the three months ended March 31, 2016 and 2015 was $2.2 million and $2.0 million, respectively. These historical losses have been due principally to the expenses that we have incurred in order to develop and market our products, the fixed nature of our manufacturing costs and merger and acquisition costs.
*Recurring operating losses raise substantial doubt about our ability to continue as a going concern.
We have incurred substantial operating losses and have used cash in our operating activities for the past several years. As of March 31, 2016, we had negative working capital of $15.2 million.
The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2015 states that our independent registered public accounting firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2015 to cover our operating and capital requirements for the next 12 months. If that is the case, and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. Additionally, as of March 31, 2016, we do not believe that we will have sufficient cash to meet our operating requirements for at least the next 12 months. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
Our current operating plan projects improved operating results, improvement in collection rates and monetization of underutilized assets. There are no guarantees that these efforts will be successful and, if not, we may use more cash than projected and not be able to meet our current obligations. As with any operating plan, there are risks associated with our ability to execute it. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. We could seek to raise additional funds through various potential sources such as through the sale of assets or sale of debt or equity securities. However, there can be no assurance that the additional funding sources will be available to us at reasonable terms or at all. If we are unable to achieve our operating plan or obtain additional financing, our business would be jeopardized and we may not be able to continue as a going concern.
*We have substantial debt and other financial obligations and we may incur even more debt, and we are not in compliance with certain financial covenants contained our loan agreement with affiliates of Third Security, LLC, which means that the lenders under the loan agreement have the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the amounts owed to them, including foreclosing on their security interest, each of which could adversely affect us.
Our revolving line of credit and term loan with affiliates of Third Security, LLC, a related party (the “Lenders”), are governed by a Loan and Security Agreement (the “Loan and Security Agreement”), which contains certain affirmative and negative covenants. As of March 31, 2016, we had borrowings of $6.8 million under the Loan and Security Agreement. Under the term loan, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. To secure the repayment of amounts borrowed under the revolving line of credit and term loan, we granted the Lenders a security interest in all of our assets. As of March 31, 2016, we were not in compliance with the financial covenants of the Loan and Security Agreement and have an outstanding overadvance in the amount of $0.5 million and we are therefore in default under the Loan and Security Agreement. Accordingly, under the terms of the Loan and Security Agreement, the Lenders currently have the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the amounts owed to them, including foreclosing on their security interest or forcing us into bankruptcy, which would have a material adverse effect on our financial condition and results of operations.
We may be required to amend our Credit Agreement, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, based upon our actual performance levels, our covenants relating to income, debt coverage and cash flow and minimum working capital requirements could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy. Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
*Our existing indebtedness could adversely affect our ability to fulfill our obligations and may place us at a competitive disadvantage in our industry.
We continue to have substantial debt outstanding and we may incur additional indebtedness from time to time to finance working capital, product development efforts, strategic acquisitions, investments and alliances, capital expenditures or other general corporate purposes, subject to the restrictions contained in our existing indebtedness and in any other agreements under which we incur indebtedness. Our outstanding indebtedness and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our existing level of indebtedness presents the following risks:

•
we will be required to use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and other general corporate requirements;

•
our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of indebtedness and the covenants within our debt instruments may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•	our outstanding indebtedness may make it difficult for us to attract additional financing when needed.

If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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
*We are subject to a number of claims of various amounts that arise out of the normal course of our business.
We are subject to a number of claims of various amounts that arise out of the normal course of our business. Specifically, on February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded and is reflected in accrued expenses at December 31, 2015 and March 31, 2016. In addition, on April 13, 2016, Fox Chase Cancer Center (“Fox Chase”) filed a lawsuit against us in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania Civil Trial Division alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment and fraudulent conversion, conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement we entered into with Fox Chase in August 2000, as amended (the “License Agreement”), as well as the assignment of certain rights of our rights under the License Agreement to Integrated DNA Technologies, Inc. (“IDT”), pursuant to the Surveyor Kit Patent, Technology and Inventory Purchase Agreement we entered into with IDT effective as of July 1, 2014 (the “IDT Agreement”). Pursuant to the terms of the IDT Agreement, we agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. We believe that we have good and substantial defenses to the claims asserted by Fox Chase. Furthermore, there is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy. In addition, the disposition of any of the pending claims against us, in excess of recorded accruals, could have a material adverse effect on our financial position, results of operations or cash flows.
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
*We may issue a substantial amount of our common stock to holders of options and warrants and this could reduce the market price for our stock.
At March 31, 2016, we had obligations to issue 12,970,881 shares of common stock upon exercise of outstanding stock options, warrants or conversion rights. The issuance of these securities may be dilutive to our current stockholders and could negatively impact the market price of our common stock.

*Our common stock is thinly traded and a large percentage of our shares are held by a small group of unrelated, institutional owners.
At March 31, 2016, we had 20,695,870 shares of common stock outstanding. The sale of a significant number of shares into the public market has the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market’s ability to absorb the stock. This presents an opportunity for short sellers to contribute to the further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of our stock in the market. In addition, the large concentration of our shares are held by a small group of stockholders which could result in increased volatility in our stock price due to the limited number of shares available in the market.
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
*If we cannot meet the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), Nasdaq may delist our shares of common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common shares.
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
On April 20, 2016, we received a second written notice (the “Second Notice”) from Nasdaq indicating that, based on the stockholders’ equity reported in our Annual Report on Form 10-K, as filed with the SEC on April 14, 2016, we are not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, which requires listed companies to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholders’ Equity Requirement”), as set forth in Nasdaq Listing Rule 5550(b)(1). In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we have a period of 45 calendar days, or until June 6, 2016, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days, or until October 17, 2016, to evidence compliance. If our plan is not accepted, we will have the opportunity to appeal the Nasdaq Staff’s determination to a Hearings Panel.

Neither the First Notice nor the Second Notice has an immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Capital Market under the symbol “TBIO” at this time.
We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the Minimum Bid Price Requirement and the Minimum Stockholders’ Equity Requirement. No determination regarding our response to the Notice or the Second Notice has been made at this time. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or the Minimum Stockholders’ Equity Requirement or will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market. A suspension or delisting of our common stock could adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services, and could have a material, adverse impact on our business and operating results. In addition, a suspension or delisting could impair our ability to raise additional capital through equity or debt financings and our ability to attract and retain employees by means of equity compensation.
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

3.4
Certificate of Designation of Series A-1 Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on January 8, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2016 at 7:33 a.m. Eastern Time).

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on May 25, 2007).

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

10.1
Conversion Agreement, dated January 6, 2016, by and among Transgenomic, Inc. and affiliates of Third Security, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2016 at 7:30 a.m. Eastern Time).

10.2
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

TRANSGENOMIC, INC.

Date:	May 23, 2016	By:	/S/ PAUL KINNON
Paul Kinnon President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)