Form 10-Q
period 2016-06-30
TRANSGENOMIC INC
filed 2016-08-15
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 31, 2016, the number of shares of common stock outstanding was 23,547,946.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2016	December 31,
	(unaudited)	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$421	$444
Accounts receivable, net	328	264
Inventories, net	39	50
Other current assets	325	537
Assets held for sale	690	1,987
Total current assets	1,803	3,282
PROPERTY AND EQUIPMENT:
Equipment	5,592	5,593
Furniture, fixtures & leasehold improvements	1,565	1,565
	7,157	7,158
Less: accumulated depreciation	(6,953)	(6,899)
	204	259
OTHER ASSETS:
Intangibles, net	1,029	1,170
Other assets	58	105
	$3,094	$4,816
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,814	$7,596
Accounts payable	5,620	3,781
Accrued compensation	259	321
Accrued expenses	2,847	3,734
Deferred revenue	111	217
Other liabilities	1,068	1,068
Liabilities held for sale	—	264
Total current liabilities	17,719	16,981
LONG TERM LIABILITIES:
Common stock warrant liability	1,442	350
Other long-term liabilities	223	305
Total liabilities	19,384	17,636
STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized, 214,705 and 4,029,502 shares issued and outstanding, respectively	2	40
Common stock, $0.01 par value, 150,000,000 shares authorized, 23,103,875 and 13,915,691 shares issued and outstanding, respectively	231	139
Additional paid-in capital	201,140	200,403
Accumulated other comprehensive income	—	10
Accumulated deficit	(217,663)	(213,412)
Total stockholders’ deficit	(16,290)	(12,820)
	$3,094	$4,816

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET SALES	$505	$442	$741	$1,192
COST OF GOODS SOLD	542	465	1,047	930
Gross profit	(37)	(23)	(306)	262
OPERATING EXPENSES:
Selling, general and administrative	1,436	1,908	3,140	3,712
Research and development	402	468	672	919
	1,838	2,376	3,812	4,631
OPERATING LOSS FROM CONTINUING OPERATIONS	(1,875)	(2,399)	(4,118)	(4,369)
OTHER INCOME (EXPENSE):
Interest expense, net	(328)	(186)	(497)	(376)
Warrant revaluation	24	(270)	345	(415)
Other, net	—	—	—	(13)
	(304)	(456)	(152)	(804)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,179)	(2,855)	(4,270)	(5,173)
INCOME TAX BENEFIT	—	(1)	—	(1)
LOSS FROM CONTINUING OPERATIONS	(2,179)	(2,854)	(4,270)	(5,172)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,182	(421)	9	(1,144)
NET LOSS	(997)	(3,275)	(4,261)	(6,316)

PREFERRED STOCK DIVIDENDS	—	(331)	(21)	(662)

NET LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(2,179)	(3,185)	(4,291)	(5,834)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	1,182	(421)	9	(1,144)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(997)	$(3,606)	$(4,282)	$(6,978)

BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.10)	$(0.26)	$(0.20)	$(0.54)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.05	$(0.03)	$—	$(0.11)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.30)	$(0.20)	$(0.65)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	21,797,442	12,149,632	21,060,387	10,778,857

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Loss	$(997)	$(3,275)	$(4,261)	$(6,316)
Other comprehensive loss - foreign currency translation adjustment	—	42	—	8
Comprehensive Loss	$(997)	$(3,233)	$(4,261)	$(6,308)

 See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Six Months Ended
 June 30, 2016
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2015	4,029,502	$40	13,915,691	$139	$200,403	$(213,412)	$10	$(12,820)
Net loss	—	—	—	—	—	(4,261)	—	(4,261)
Foreign currency translation adjustment	—	—	—	—	—	10	(10)	—
Stock-based compensation	—	—	—	—	141	—	—	141
Issuance of common shares	—	—	257,467	2	105	—	—	107
Private placement, net	2,365,243	24	—	—	519	—	—	543
Dividends on preferred stock	—	—	—	—	(4,475)	—	—	(4,475)
Conversion of preferred stock and preferred stock dividends	(6,180,040)	(62)	8,930,717	90	4,447	—	—	4,475
Balance, June 30, 2016	214,705	$2	23,103,875	$231	$201,140	$(217,663)	$—	$(16,290)

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(4,261)	$(6,316)
Less income from discontinued operations, net of tax	9	(1,144)
Loss from continuing operations	(4,270)	(5,172)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	189	156
Stock-based compensation	119	322
Provision for losses on doubtful accounts	70	—
Warrant revaluation	(345)	415
Loss on sale of fixed assets	—	14
Deferred interest	47	61
Deferred tax provision	—	81
Changes in operating assets and liabilities:
Accounts receivable	(134)	301
Inventories	11	—
Other current assets	253	(243)
Accounts payable	1,839	367
Accrued expenses and other liabilities	(613)	(240)
Net cash used in continuing operations	(2,834)	(3,938)
Net cash provided by (used in) discontinued operations	79	(2,074)
Net cash used in operating activities	(2,755)	(6,012)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(19)	(194)
Other assets	(7)	(46)
Net cash used in continuing operations	(26)	(240)
Net cash provided by discontinued operations	962	—
Net cash provided by (used in) investing activities	936	(240)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(1)	(34)
Issuance of preferred stock, net	1,779	—
Issuance of common stock, net	68	6,209
Proceeds from borrowings	500	923
Principal payment on note payable	(550)	(148)
Net cash flows provided by financing activities	1,796	6,950
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	—	2
NET CHANGE IN CASH AND CASH EQUIVALENTS	(23)	700
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	444	1,609
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$421	$2,309
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$222
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015

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

Historically, our operations were organized and reviewed by management along our major product lines and presented in two business segments: Laboratory Services and Genetic Assays and Platforms. Beginning with the quarter ended September 30, 2015, our operations are now organized as one business segment, our Laboratory Services segment, and during the second half of 2015, we began presenting our Genetic Assays and Platforms segment and a portion of our Laboratory Services segment in discontinued operations.

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of June 30, 2016, we had negative working capital of $15.9 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We cannot be certain that additional financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The accompanying condensed consolidated financial statements are presented in conformity with GAAP. All amounts are presented in U.S. Dollars (“$”). Supplemental cash flows from discontinued operations are presented in Note 3 - “Discontinued Operations”. We have evaluated events occurring subsequent to June 30, 2016 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2016 and 2015

The condensed consolidated balance sheet as of December 31, 2015 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2015. The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2016.
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
Cash and Cash Equivalents and Other Current Assets.
Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less. Other current assets as of June 30, 2016 of $0.3 million include prepaid assets of $0.1 million and other receivables of $0.2 million.
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of June 30, 2016.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts from continuing operations during the three and six months ended June 30, 2016 and 2015:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2016 and 2015

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended June 30, 2016	$108	$49	$—	$157
Three Months Ended June 30, 2015	$20	$—	$—	$20
Six Months Ended June 30, 2016	$87	$70	$—	$157
Six Months Ended June 30, 2015	$20	$—	$—	$20
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
Inventories.
Inventories are stated at the lower of cost or market net of allowance for obsolete inventory. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process, which approximates the first-in, first-out (FIFO) method. At June 30, 2016, our net inventories were less than $0.1 million and were comprised predominantly of raw materials.

The following is a summary of activity for the allowance for obsolete inventory during the three and six months ended June 30, 2016 and 2015:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended June 30, 2016	$63	$—	$—	$63
Three Months Ended June 30, 2015	$—	$—	$—	$—
Six Months Ended June 30, 2016	$63	$—	$—	$63
Six Months Ended June 30, 2015	$—	$—	$—	$—
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
Depreciation expense in continuing operations related to property and equipment was less than $0.1 million for each of the three month periods ended June 30, 2016 and 2015. Depreciation expense was $0.1 million for each of the six month periods ended June 30, 2016 and 2015. Depreciation expense during each period includes depreciation related to equipment acquired under capital leases.
Intangible Assets.
Intangible assets include intellectual property and patents.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2016 and 2015

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
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market value of the shares at the date of grant and have 10-year contractual terms. Unvested awards as of June 30, 2016 had vesting periods of up to three years from the date of grant. None of the awards outstanding at June 30, 2016 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors. Compensation expense, net of estimated forfeitures, is based on the calculated fair value of the awards as measured at the grant date and is expensed over the service period of the awards.
During the three and six months ended June 30, 2016, we recorded compensation expense for all stock awards of less than $0.1 million and $0.1 million, respectively, within selling, general and administrative expense. During the three and six months ended June 30, 2015, we recorded compensation expense for all stock awards of $0.2 million and $0.3 million, respectively. As of June 30, 2016, the unrecognized compensation expense related to unvested stock awards was $0.2 million, which is expected to be recognized over a weighted-average period of 1.2 years.
We granted stock options to purchase an aggregate of zero and 14,000 shares of our common stock during the three and six months ended June 30, 2016, respectively. The fair value of the stock options granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.91% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 6.00 years, based on expected exercise activity behavior; and volatility of 85% based on the historical volatility of our common stock over a time that is consistent with the expected life of the options.
Included in our stock awards outstanding as of June 30, 2016 were stock appreciation rights (“SARs”) to purchase 98,333 shares of our common stock. The SARs were issued solely to our executive officers and will vest over three years from the date of grant.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

In our Biomarker Identification laboratory, we perform services on a project by project basis. When we receive payment in advance, we initially defer the revenue and recognize it when we deliver the service. These projects typically do not extend beyond one year. At each of June 30, 2016 and December 31, 2015, deferred net sales associated with pharmacogenomics research projects included in the balance sheet in deferred revenue was $0.1 million.

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
Three and Six Months Ended June 30, 2016 and 2015

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
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 10,721,464 and 8,286,963 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2016 and 2015, respectively, because the effect is anti-dilutive due to the net loss.
Recent Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB decided to defer the effective date of this new accounting guidance by one year. As a result, ASU No. 2014-09 will be effective for us for all annual and interim reporting periods beginning after December 15, 2017 and early adoption would be permitted as of the original effective date. The new standard permits the use of either the retrospective or cumulative effect transition method. We do not expect to early adopt this guidance and we have not selected a transition method. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40)(“ASU No. 2014-15”). This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the impact that the adoption of this ASU will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016; however, early adoption is permitted. We do not expect to early adopt this guidance and are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2016 and 2015

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
During the fourth quarter of 2015, our Board of Directors took actions to begin the process of divesting our Patient Testing business in New Haven, Connecticut. In March 2016, we announced that we had suspended testing services in our Patient Testing laboratory as we review and evaluate various strategic alternatives for that business. As a result of these actions, as of December 31, 2015, our Patient Testing business met the criteria to be reported as discontinued operations. We anticipate that we will complete the divestiture of the Patient Testing business during 2016.
The related assets, liabilities, results of operations and cash flows for both the Genetic Assays and Platforms business and Patient Testing business are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2016 and 2015

Results of the discontinued operations consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net sales	$574	$6,598	$1,677	$12,361
Cost of goods sold	11	3,703	1,194	6,777
Gross profit	563	2,895	483	5,584
Selling, general and administrative expense	344	3,165	1,369	6,415
Research and development expense	—	108	68	224
Operating income (loss) from discontinued operations	219	(378)	(954)	(1,055)
Gain on sale of business/assets	963	—	963	—
Income (loss) from discontinued operations before income taxes	1,182	(378)	9	(1,055)
Income tax expense	—	43	—	89
Income (loss) from discontinued operations, net of taxes	$1,182	$(421)	$9	$(1,144)

Income from discontinued operations for both the three and six month periods ended June 30, 2016, includes approximately $1.0 million in proceeds received from the sale of assets of our discontinued Patient Testing business.
Assets and liabilities of the discontinued operations are classified as assets held for sale and liabilities held for sale in the condensed consolidated balance sheets and consisted of the following:

	Dollars in Thousands
	June 30, 2016	December 31, 2015
ASSETS
Accounts receivable, net	$647	$1,905
Other current assets	43	82
Total Assets	$690	$1,987

LIABILITIES
Accrued compensation	$—	$264
Total Liabilities	$—	$264

The following is a summary of activity for the allowance for doubtful accounts from discontinued operations during the three and six months ended June 30, 2016 and 2015. The allowance for doubtful accounts from discontinued operations is included in the assets held for sale in the condensed consolidated balance sheets.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2016 and 2015

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended June 30, 2016	$14,542	$—	$(4,080)	$10,462
Three Months Ended June 30, 2015	$9,173	$1,198	$(1,965)	$8,406
Six Months Ended June 30, 2016	$14,664	$—	$(4,202)	$10,462
Six Months Ended June 30, 2015	$7,927	$2,730	$(2,251)	$8,406

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
Long-lived intangible assets as of June 30, 2016 and December 31, 2015 consisted of the following:

	Dollars in Thousands
	June 30, 2016
	Cost	Accumulated Amortization	Net Book Value
Patents	695	76	619
Intellectual property	672	262	410
	$1,367	$338	$1,029

	Dollars in Thousands
	December 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Patents	980	274	706
Intellectual property	671	207	464
	$1,651	$481	$1,170

Estimated Useful Life
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.1 million during each of the six month periods ended June 30, 2016 and 2015. Amortization expense for intangible assets is expected to be $0.1 million for each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020.

5.         DEBT

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2016 and 2015

	Dollars in Thousands
	June 30, 2016	December 31, 2015
Revolving Line of Credit(1)	$3,243	$3,025
Term Loan(2)	4,000	4,000
Convertible Promissory Notes (3)	571	571
Total debt	7,814	7,596
Current portion of long-term debt	(7,814)	(7,596)
Long-term debt, net of current maturities	$—	$—

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

Additional Terms.
The Loan Agreement contains affirmative and negative covenants. Under the Term Loan, we agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders. As of June 30, 2016, the Company was in compliance with the Loan Agreement, as amended by the Ninth Amendment, however, as of August 12, 2016 we have not made the required July 2016 interest payment and have not received a waiver for the non-compliance and as such all debt has been classified as current at June 30, 2016.

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
Three and Six Months Ended June 30, 2016 and 2015

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

On April 1, 2015, we entered into a sixth amendment to the Loan Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, among other things, (a) the Lenders waived specified events of default under the terms of the Loan Agreement, (b) commencing April 1, 2015, we began making monthly interest payments with respect to the Term Loan to the Lenders, (c) we were not be obligated to make monthly payments of principal under the Term Loan to the Lenders until April 1, 2016, (d) we made an initial prepayment of a portion of the Term Loan balance in the amount of approximately $148,000 on April 1, 2015 and will make one or more additional prepayments to the Lenders under the Loan Agreement upon the occurrence of certain events, as defined in the Loan Agreement, and (e) we were not required to comply with the minimum liquidity ratio under the terms of the Loan Agreement until the earliest to occur of a specified event, as defined in the Loan Agreement, or March 31, 2016. The Sixth Amendment also extends the time period in which we must provide certain reports and statements to the Lenders and amends the circumstances pursuant to which we may engage in certain sales or transfers of our business or property without the consent of the Lenders.
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

On January 6, 2016, we entered into an eighth amendment to the Loan Agreement (the “Eighth Amendment”). The Eighth Amendment, among other things, (a) provided that the Lenders waived specified events of default under the terms of the Loan Agreement, (b) reduced our future minimum revenue covenants under the Loan Agreement, (c) extended the maturity date of the Loan Agreement until November 1, 2017, and (d) provided for the repayment of an overadvance of $750,000 previously provided by the Lenders to us pursuant to the Loan Agreement.

On June 6, 2016, we entered into a ninth amendment to the Loan Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (a) provided that the Lenders waived specified events of default under the terms of the Loan Agreement, (b) amended the prepayment terms of the Loan Agreement, (c) provided for the reduction of amounts available under the Revolving Line upon the prepayment or repayment of certain amounts by us, (d) removed the minimum liquidity ratio and minimum net revenue financial covenants applicable to us under the Loan Agreement, (e) amended the circumstances pursuant to which we may

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2016 and 2015

engage in certain sales or transfers of our business or property without the consent of the Lenders, and (f) capitalized certain amounts owed by us to the Lenders and added such overdue amounts to the outstanding principal amount of the Revolving Line.

As a result of the Ninth Amendment, the overadvance that existed at March 31, 2016 was added to the outstanding principal amount of the Revolving Line and no overadvance existed as of June 30, 2016.

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

On January 15, 2015, we entered into the Note Purchase Agreement with seven accredited investors (the “Additional Investors”) and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, notes (the “Additional Notes”) in an aggregate principal amount of $925,000. The Additional Notes have the same terms and conditions as the Initial Note. As of June 30, 2016, $400,000 of the aggregate principal amount of the Additional Notes, and accrued interest thereon, has been converted into an aggregate of 281,023 shares of our common stock.

6. COMMITMENTS AND CONTINGENCIES
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims, in excess of recorded accruals, could have a material adverse effect on our financial position, results of operations or cash flows. On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and June 30, 2016.
In addition, on April 13, 2016, Fox Chase Cancer Center (“Fox Chase”) filed a lawsuit against us in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania Civil Trial Division (the “Court of Common Pleas”), alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment, fraudulent conversion and conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement we entered into with Fox Chase in August 2000, as amended (the “License Agreement”), as well as the assignment of certain of our rights under the License Agreement to Integrated DNA Technologies, Inc. (“IDT”) pursuant to the Surveyor Kit Patent, Technology and Inventory Purchase Agreement we entered into with IDT effective as of July 1, 2014 (the “IDT Agreement”). Pursuant to the terms of the IDT Agreement, we agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. On July 8, 2016, the Court of Common Pleas sustained our preliminary objections to several of Fox Chase’s claims and dismissed the claims for tortious interference, fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case has been narrowed so that only certain contract claims and an unjust enrichment claim remain pending against us. We believe that we have good and substantial defenses to the claims asserted by Fox Chase. We are unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by us as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Six Months Ended June 30, 2016 and 2015

On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and June 30, 2016.
The outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our financial statements for such reporting period could be materially adversely affected. In general, the resolution of a legal matter could prevent us from offering our services or products to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are $0.4 million for the remainder of 2016, $0.7 million in 2017, $0.7 million in 2018, $0.7 million in 2019, $0.7 million in 2020 and $0.4 million thereafter. Rent expense for each of the six month periods ended June 30, 2016 and 2015 was $0.1 million. At June 30, 2016, firm commitments to vendors totaled $0.1 million.

7. INCOME TAXES

Annually, we file U.S. Federal, state and foreign income tax returns.  All U.S. Federal and most state loss carryforwards remain subject to adjustment in the event of an income tax examination.
Income tax expense from continuing operations was zero for the three and six months ended June 30, 2016 and 2015. We maintain a full valuation allowance on our net deferred tax assets, having concluded that we are not more likely than not going to realize the benefit of our deferred tax assets, including our net operating loss carryforwards.
During each of the three and six month periods ended June 30, 2016 and 2015, there were no material changes to the liability for uncertain tax positions.

8. STOCKHOLDERS’ EQUITY
Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance.
On February 2, 2012, we entered into definitive agreements with institutional and other accredited investors and raised approximately $22.0 million in a private placement financing (the “Private Placement”), which included an aggregate of $3.0 million in convertible notes issued in December 2011 to entities affiliated with Third Security, LLC, a related party, that automatically converted into shares of our common stock and warrants to purchase such common stock on the same terms as all investors in the Private Placement. Pursuant to the purchase agreement, we issued an aggregate of 1,583,333 shares of our common stock at a price per share of $12.00, as well as five-year warrants to purchase up to an aggregate of 823,333 shares of our common stock with an exercise price of $15.00 per share. In connection with the conversion of the convertible notes issued by us to the entities affiliated with Third Security, LLC, the entities received an aggregate of 250,000 shares of our common stock and 125,000 warrants on the same terms as all investors in the Private Placement. Craig-Hallum Capital Group LLC (“Craig-Hallum”) served as the sole placement agent for the offering. In consideration for services rendered as the placement agent in the offering, we agreed to (a) pay to the placement agent cash commissions equal to $1,330,000, or 7.0% of the gross proceeds received in the offering; (b) issue to the placement agent a five-year warrant to purchase up to 31,666 shares of our common stock (representing 2% of the shares sold in the Private Placement) with an exercise price of $15.00 per share and other terms that are the same as the terms of the warrants issued in the Private Placement; and (c) reimburse the placement agent for reasonable out-of-pocket expenses, including fees paid to the placement agent’s legal counsel, incurred in connection with the offering, which reimbursable expenses were not to exceed $125,000. The costs incurred to complete the Private Placement were recorded as a reduction in equity in the amount of $1.5 million. Net proceeds from this offering were used for general corporate and working capital purposes, primarily to accelerate development of several of our key initiatives.

On January 24, 2013, we entered into a Securities Purchase Agreement with certain institutional and other accredited investors pursuant to which we: (a) sold to the investors an aggregate of 1,383,333 shares of our common stock at a price per share of $6.00 for aggregate gross proceeds of approximately $8.3 million; and (b) issued to the investors warrants to purchase up to an aggregate of 691,655 shares of our common stock with an exercise price of $9.00 per share (the “2013 Offering”). The warrants may be exercised, in whole or in part, at any time from January 30, 2013 until January 30, 2018 and contain both cash and “cashless exercise” features. Affiliates of Third Security, LLC purchased an aggregate of 500,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock in the 2013 Offering on the same terms as the other investors. Net proceeds from the 2013 Offering were used for general corporate and working capital purposes.
In connection with the 2013 Offering, we entered into a registration rights agreement with the investors (the “Registration Rights Agreement”). The Registration Rights Agreement required that we file with the SEC a registration statement to register for resale the shares of common stock sold and the shares of common stock issuable upon exercise of the warrants (the “Warrant Shares”) by March 16, 2013. The registration statement was filed with the SEC on March 15, 2013 and was declared effective by the SEC on March 29, 2013.
The 2013 Offering required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of the warrants decreased from $15.00 per share to $12.96 per share and the number of shares issuable upon exercise of the warrants increased from 948,333 to 1,097,600.
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

Craig-Hallum acted as the sole placement agent for the sale and issuance of the Additional Notes. In connection with the sale and issuance of the Additional Notes, we issued to Craig-Hallum an unsecured convertible promissory note, upon the same terms and conditions as the Notes, in an aggregate principal amount equal to 5% of the proceeds received by us pursuant to the sale and issuance of the Additional Notes, or $46,250 (the “Placement Agent Note”). As of the date of filing of this Quarterly Report on form 10-Q, the Placement Agent Note remains outstanding.

The Additional Note Private Placement required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of these warrants decreased from $10.25 per share to $9.59 per share and the number of shares issuable upon exercise of the warrants increased from 1,387,685 to 1,483,161.

On February 27, 2015, we entered into a purchase agreement with Craig-Hallum (the “Underwriter”) relating to our sale and issuance of 3,573,899 shares of our common stock and corresponding warrants to purchase up to 714,780 shares of our common stock (the “February 2015 Offering”). Each share of common stock was sold in combination with a warrant to purchase 0.20 of a share of common stock. The purchase price to the public for each share of common stock and accompanying warrant was $1.95.
The purchase price paid by the Underwriter to us for the common stock and accompanying warrants was $1.8135. The net proceeds from the February 2015 Offering, after deducting the Underwriter’s discount and other estimated February 2015 Offering expenses, were approximately $6.2 million.
The accompanying warrants are exercisable immediately upon their initial issuance date at an exercise price of $2.24 per share and will expire five years from the date of issuance. The exercise price will also be subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock.
The February 2015 Offering required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of these warrants decreased from $9.59 per share to $7.56 per share and the number of shares issuable upon exercise of the warrants increased from 1,483,161 to 1,881,396.
On June 30, 2015, we entered into a Securities Purchase Agreement with certain accredited investors (the “July 2015 Investors”) pursuant to which, on July 7, 2015, we sold to the July 2015 Investors (a) an aggregate of approximately 1.5 million shares of our common stock at a price per share of $1.42, (b) warrants (the “Series B Warrants”) to purchase up to an aggregate of 0.7 million shares of our common stock with an exercise price of $0.01 per share, and (c) warrants (the “Series A Warrants” and, together with the Series B Warrants, the “July 2015 Warrants”) to purchase up to an aggregate of 1.2 million shares of our common stock, with an exercise price of $1.66 per share (collectively, the “July 2015 Offering”). Each of the July 2015 Warrants has a term of 5 and 1/2 years. The Series B Warrants were immediately exercisable upon issuance. The Series A Warrants became exercisable on January 7, 2016, six months from the date of issuance. The aggregate gross proceeds to us from the July 2015 Offering were approximately $3.0 million.
Craig-Hallum (the “2015 Placement Agent”) served as the sole placement agent for the July 2015 Offering. In consideration for services rendered as the placement agent in the July 2015 Offering, we (a) paid to the 2015 Placement Agent cash commissions equal to approximately $212,783, or 7.0% of the gross proceeds received in the July 2015 Offering; (b) issued to the 2015 Placement Agent a five-year warrant to purchase up to 107,033 shares of our common stock with an exercise price of $1.66 per share and which is subject to other terms that are the same as the terms of the Series A Warrants; and (c) reimbursed the 2015 Placement Agent for reasonable out-of-pocket expenses, including fees paid to the 2015 Placement Agent’s legal counsel, incurred in connection with the July 2015 Offering, which reimbursable expenses did not exceed $50,000.
The July 2015 Offering required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of these warrants decreased from $7.56 per share to $6.50 per share and the number of shares issuable upon exercise of the warrants increased from 1,881,396 to 2,188,177.
On January 6, 2016, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “2016 Investors”), pursuant to which, on January 8, 2016, we sold to the 2016 Investors, and the 2016 Investors purchased from us (the “January 2016 Offering”), an aggregate of approximately $2.2 million of units (the “Units”) consisting of (a) an aggregate of 2,365,243 shares (the “A-1 Preferred Shares”) of our Series A-1 Convertible Preferred Stock (the “A-1 Preferred”), and (b) warrants (the “2016 Warrants”) to purchase up to an aggregate of 1,773,929 shares of our common stock. Each Unit was sold to the 2016 Investors at a purchase price of $0.93 per Unit. The A-1 Preferred Shares are convertible into shares of our common stock at an initial rate of 1-for-1, which conversion rate is subject to further adjustment as set forth in our Certificate of Designation of Series A-1 Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on January 8, 2016 (the “Series A-1 Certificate of Designation”). Pursuant to the terms of the Series A-1 Certificate of Designation, the holders of the A-1 Preferred Shares will generally be entitled to that number of votes as is equal to the product obtained by multiplying: (i) the number of whole shares of our common stock into which the A-1 Preferred may be converted as of the record date of such vote or consent, by (ii) 0.93, rounded down to the nearest whole number. Therefore, every 1.075269 shares of A-1 Preferred will generally initially be entitled to one vote. In May 2016, 2,150,538 of the A-1 Preferred Shares were converted into 2,150,538 shares of our common stock. At June 30, 2016, there were 214,705 A-1 Preferred Shares outstanding.

The 2016 Warrants were immediately exercisable upon issuance, have a term of five years and have an exercise price of $1.21 per share of our common stock. Each 2016 Warrant includes both cash and “cashless exercise” features and an exchange feature whereby the holder of the 2016 Warrant may exchange (the “Exchange Right”) all or any portion of the 2016 Warrant for a number of shares of our common stock equal to the quotient obtained by dividing the “Exchange Amount” by the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrant is exchanged (the “Exchange Price”).

Under the 2016 Warrants, the “Exchange Amount” is based upon a Black Scholes option pricing model, and the aggregate Exchange Amount under all of the 2016 Warrants will be $1,436,882, subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of issuance of the 2016 Warrants and the date the 2016 Warrants are exchanged. Each 2016 Warrant provides that the number of shares that may be issued upon exercise of the Exchange Right is limited to the number of shares that may be purchased pursuant to the terms of the 2016 Warrant, unless we have previously obtained stockholder approval or approval from The Nasdaq Stock Market LLC to issue any additional shares of our common stock (the “Additional Shares”) pursuant to the Exchange Right (the “Required Approvals”). For any Exchange Right exercised more than 90 days following the issuance of the 2016 Warrants, if we have not obtained either of the Required Approvals, we will be required to pay the 2016 Warrant holder an amount in cash for any Additional Shares that we cannot issue without the Required Approvals based on the Exchange Amount.

The 2016 Warrants further provide that, to the extent the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrant is exchanged is less than $0.50, the Exchange Price will be deemed to be equal to $0.50, and, in addition to issuing shares of our common stock based on this Exchange Price, we will be required to pay to the 2016 Warrant holder an amount in cash equal to the product obtained by multiplying (a) $0.50 minus the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrant is exchanged, by (b) the aggregate number of shares of our common stock issued to the 2016 Warrant holder by the Company in such exchange at an Exchange Price equal to $0.50. Therefore, if the Required Approvals are obtained, based on the Exchange Amount of $1,436,882 (which, as noted above, is subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of the issuance of the 2016 Warrants and the date the 2016 Warrants are exchanged), the maximum number of shares of our common stock issuable pursuant to the Exchange Right in the 2016 Warrants will be 2,873,765. In addition, if, for example, assuming an Exchange Amount of $1,436,882, the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrants are exchanged is $0.25, we would be required to pay to the 2016 Warrant holders cash in an aggregate amount of $718,441 in addition to issuing the 2016 Warrant holders 2,873,765 shares.

In accordance with the terms of the SPA, we amended that certain Series A Warrant to purchase up to an aggregate of 1,161,972 shares of our common stock previously issued by us to an affiliate of one of the 2016 Investors on July 7, 2015 (the “Original Warrant”), as previously reported by us on our Amendment No. 1 to Current Report on Form 8-K/A, filed with the SEC on July 7, 2015 (as so amended, the “Amended Warrant”). The Amended Warrant amends the Original Warrant to provide that the Amended Warrant is subject to the same terms and conditions as the 2016 Warrants and, therefore, includes both cash and “cashless exercise” features and an Exchange Right whereby the number of shares issuable pursuant to the Exchange Right is equal to the “Amended Warrant Exchange Amount”, which is based on a Black Scholes option pricing model, and will be $941,197, subject to adjustment to the extent that the risk-free U.S. treasury rate fluctuates between the date of issuance of the Amended Warrant and the date the Amended Warrant is exchanged. The Amended Warrant is exercisable for up to 1,161,972 shares of our common stock in the event we have obtained either of the Required Approvals with respect to the Amended Warrant. In the event the Amended Warrant holder exercises the Amended Warrant more than 90 days following the issuance of the Amended Warrant, if we have not obtained either of the Required Approvals, we will be required to pay the Amended Warrant holder an amount in cash for the shares of our common stock that we cannot issue under the Amended Warrant pursuant to such exercise without the Required Approvals based on the Amended Warrant Exchange Amount.

The Amended Warrant also provides that, to the extent the closing bid price of our common stock on the second trading day prior to the date the Amended Warrant is exchanged is less than $0.50, the Exchange Price will be deemed to be equal to $0.50, and, in addition to issuing shares of our common stock based on this Exchange Price (assuming receipt of the Required Approvals), we will be required to pay to the Amended Warrant holder an amount in cash equal to the product obtained by multiplying (a) $0.50 minus the closing bid price of our common stock on the second trading day prior to the date the Amended Warrant is exchanged, by (b) the aggregate number of shares of our common stock issued to the Amended Warrant holder by us in such exchange at an Exchange Price equal to $0.50. Therefore, if the Required Approvals are obtained, based on the Amended Warrant Exchange Amount of $941,197 (which, as noted above, is subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the issuance of the Amended Warrant and the date the Amended Warrant is exchanged), the maximum number of shares of our common stock issuable pursuant to the Exchange Right in the Amended Warrant will be 1,882,395. In addition, if, for example, assuming an Amended Warrant Exchange Amount of $941,197, the closing bid price of our common stock on the second trading day prior to the date the Amended Warrant is exchanged is $0.25, we would be required to pay to the Amended Warrant holder cash in an aggregate amount of $470,599 in addition to issuing the Amended Warrant holder 1,882,395 shares.

In connection with entering into the SPA, we also entered into a Registration Rights Agreement, dated January 8, 2016, with the 2016 Investors. Pursuant to the terms of the Registration Rights Agreement, we were required to file with the SEC a registration statement to register for resale the shares of our common stock issuable upon conversion of the A-1 Preferred Shares and the shares of our common stock issuable upon exercise of the 2016 Warrants and the Amended Warrant by January 25, 2016. We filed the required registration statement with the SEC on January 25, 2016.

Craig-Hallum (the “Placement Agent”) served as the sole placement agent for the January 2016 Offering. In consideration for services rendered as the Placement Agent in the January 2016 Offering, we (1) paid to the Placement Agent cash commissions equal to approximately $140,000, or 7.0% of the gross proceeds received in the January 2016 Offering, excluding any proceeds received from Third Security, LLC or any of its affiliates; (2) issued to the Placement Agent, for a price of $50, a five-year warrant to purchase up to 107,527 shares of our common stock at an exercise price of $1.21 per share (the “Agent Warrant”), which is subject to the same terms as the 2016 Warrants except that the Agent Warrant was not exercisable until July 8, 2016 and does not contain the Exchange Right; and (3) reimbursed the Placement Agent for reasonable out-of-pocket expenses, including fees paid to the Placement Agent’s legal counsel, incurred in connection with the January 2016 Offering, which reimbursable expenses did not exceed $50,000.

The January 2016 Offering and the payment of all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock in the form of shares of our common stock at a rate of $1.00 per share of our common stock discussed under “-Conversion of Preferred Stock” below required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of these warrants decreased to $4.39 per share and the number of shares issuable upon exercise of the warrants increased from 2,188,177 to 3,239,827.

On May 31, 2016, we issued to a vendor an aggregate of 78,000 shares of our common stock and, on June 14, 2016, we issued to a second vendor an aggregate of 64,153 shares of our common stock. Such shares of common stock were issued to the vendors in lieu of an aggregate cash amount of approximately $89,000 owed by us to such vendors for services previously performed by such vendors. We issued the shares to the vendors in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The offering of the shares to the vendors did not involve a public offering, and no general solicitation or advertisement was made in connection with the offering of the shares to the vendors.

On June 7, 2016, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum, as sales agent, pursuant to which we may offer and sell, from time to time, through Craig-Hallum, up to $3,500,000 of shares (the “Shares”) of our common stock. Any Shares offered and sold in the offering will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-201907) and the related prospectus previously declared effective by the SEC on February 13, 2015, as supplemented by a prospectus supplement, dated June 7, 2016, that we filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended (the “Securities Act”). The number of shares eligible for sale under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.

Under the terms of the ATM Agreement, we will pay Craig-Hallum a placement fee of 3.25% of the gross sales price of the Shares, unless Craig-Hallum acts as principal, in which case we may sell Shares to Craig-Hallum as principal at a price to be agreed upon by us and Craig-Hallum. We will also reimburse Craig-Hallum for certain expenses incurred in connection with the ATM Agreement, and agreed to provide indemnification and contribution to Craig-Hallum with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

During the three and six months ended June 30, 2016, we sold 115,314 shares under the ATM Agreement.  The average sales price per common share was $0.67 and the aggregate net proceeds from the sales totaled less than $0.1 million.

During the three months ended June 30, 2016, the issuance of shares to our vendors and the sale of shares under the ATM Agreement required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of these warrants decreased to $4.36 per share and the number of shares issuable upon exercise of the warrants increased from 3,239,827 to 3,262,088.
Common Stock Warrants.
During the six months ended June 30, 2016 and 2015, we issued warrants to purchase 2,933,106 and 1,208,491 shares of common stock, respectively. None of the issued warrants were exercised during such periods. The warrants issued in the six months ended June 30, 2016 included 1,073,911 warrants issued due to repricing requirements of the Private Placement and 1,881,456 warrants issued in connection with the January 2016 Offering. The warrants issued in the six months ended June 30, 2015 included 493,711 warrants issued due to repricing requirements of the Private Placement and 714,780 warrants issued in connection with the February 2015 Offering. Warrants to purchase an aggregate of 8,876,166 shares of common stock were outstanding at June 30, 2016.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Various Institutional Holders(1)	2012	February 2017	2,832,069	$4.36
Affiliates of Third Security, LLC(1)	2012	February 2017	430,019	$4.36
Various Institutional Holders(2)	2013	January 2018	441,655	$9.00
Affiliates of Third Security, LLC(2)	2013	January 2018	250,000	$9.00
Various Institutional Holders(3)	2014	April 2020	374,618	$4.00
Various Institutional Holders(4)	2015	February 2020	714,780	$2.24
Various Institutional Holders(5)	2015	December 2020	122,433	$1.66
Various Institutional Holders(5)	2015	December 2020	667,164	$0.01
Various Institutional Holders(6)	2015	January 2021	1,161,972	$1.21
Affiliates of Third Security, LLC(7)	2016	January 2021	161,026	$1.21
Various Institutional Holders(7)	2016	January 2021	1,720,430	$1.21
			8,876,166

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

(2)	These warrants were issued in connection with the 2013 Offering, which was completed in January 2013.

(3)	These warrants were issued in connection with the 2014 Private Placement, which was completed in October 2014.

(4)	These warrants were issued in connection with the February 2015 Offering, which was completed in February 2015.

(5)	These warrants were issued in connection with the July 2015 Offering, which was completed in July 2015.

(6)
These warrants were originally issued in connection with the July 2015 Offering, which was completed in July 2015, and were amended in connection with the January 2016 Offering, which was completed in January 2016.

(7)	These warrants were issued in connection with the January 2016 Offering, which was completed in January 2016.
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

Conversion of Preferred Stock.

On January 6, 2016, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with the holders (the “Preferred Holders”) of all of the Company’s outstanding shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and Series B Preferred Stock, pursuant to which, among other things, the Preferred Holders: (a) elected to convert all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock into shares of our common stock, in each case in accordance with the terms thereof, and (b) agreed that all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock would be paid by the Company in shares of our common stock at a rate of $1.00 per share of our common stock (collectively, the “Conversion”).

The outstanding shares of Series A Preferred Stock were convertible into shares of our common stock at a rate of 1-for-3, and the outstanding shares of Series B Preferred Stock were convertible into shares of our common stock at a rate of 1-for-1. Prior to the entry into the Conversion Agreement, there were 2,586,205 shares of Series A Preferred Stock outstanding, which were converted into 862,057 shares of our common stock, and 1,443,297 shares of Series B Preferred Stock outstanding, which were converted into 1,443,297 shares of our common stock, for an aggregate of 2,305,354 shares of our common stock issued upon conversion of the Series A Preferred Stock and Series B Preferred Stock (the “Conversion Shares”). At the time of the entry into the Conversion Agreement, there were $3,681,591.90 in accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock, which were converted, in accordance with the Conversion Agreement, into 3,681,590 shares of our common stock, and $793,236.17 in accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock, which were converted, in accordance with the terms of the Conversion Agreement, into 793,235 shares of our common stock, for an aggregate of 4,474,825 shares of our common stock issued pursuant to the accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock. Therefore, in connection with the full conversion of the Series A Preferred Stock and Series B Preferred Stock, plus the conversion of all accrued and unpaid dividends thereon, we issued an aggregate of 6,780,179 shares of our common stock to the Preferred Holders on January 6, 2016.

Following the conversion of the shares of Series A Preferred Stock and Series B Preferred Stock into common stock, no shares of Series A Preferred Stock or Series B Preferred Stock remain outstanding.
Preferred Stock Dividends.
We had cumulative undeclared dividends on our Series A Preferred Stock and Series B Preferred Stock of zero and $4.4 million at June 30, 2016 and December 31, 2015, respectively. Since dividends should generally not be recognized as a liability until declared, we had a recorded liability of zero for these undeclared dividends.
We had no undeclared dividends for the three months ended June 30, 2016. For the three months ended June 30, 2015 and the six months ended June 30, 2016 and 2015, we had undeclared dividends. In accordance with the FASB’s Accounting Standards Codification Topic 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss per share calculation.

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

Debt.

Our long term debt book value approximates fair market value due to the variable interest rate it bears.

Common Stock Warrant Liabilities.

Certain of our issued and outstanding warrants to purchase shares of common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability.

2012 Warrant Liability
The 2012 Warrant Liability represents the fair value of the 1.2 million warrants issued in February 2012, which, through a series of changes in exercise price since February 2012, are now exercisable for 3.3 million shares of common stock. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations. Management does not believe that this liability will be settled by a use of cash.
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
Static Business Inputs include: our equity value, which was estimated using our stock price of $0.55 as of June 30, 2016; the amount of the down-round financing; the timing of the down-round financing; and the expected exercise period of 0.61 years from the valuation date.
Static Technical Inputs include: volatility of 67% and the risk-free interest rate of 0.42% based on the 1-year U.S. Treasury yield interpolated from the six-month and one-year U.S. Treasury bonds.
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

During the three and six months ended June 30, 2016 and 2015, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	June 30, 2016	June 30, 2015
Beginning balance at April 1	$20	$290
Total (gains) or losses:
Recognized in earnings	(20)	270
Balance at June 30	$—	$560

	Dollars in Thousands
	For the Six Months Ended
	June 30, 2016	June 30, 2015
Beginning balance at January 1	$350	$145
Total (gains) or losses:
Recognized in earnings	(350)	415
Balance at June 30	$—	$560

2016 Warrant Liability
The 2016 Warrant Liability represents the fair value of the 1.8 million warrants issued in January 2016. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations.
The Common Stock Warrant Liability is considered a Level 3 financial instrument and is valued using a binomial lattice simulation model. This method is well suited to valuing options with non-standard features. Assumptions and inputs used in the valuation of the common stock warrants include; our equity value, which was estimated using our stock price of $0.55 as of June 30, 2016; volatility of 135%; and a risk-free interest rate of 1.21%.
During the three and six months ended June 30, 2016, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
For the Three Months Ended
June 30, 2016
Beginning balance at April 1	$1,446
Total (gains) or losses:
Recognized in earnings	(4)
Balance at June 30	$1,442

Dollars in Thousands
For the Six Months Ended
June 30, 2016
Beginning balance at January 1	$—
Additions	1,437
Total (gains) or losses:
Recognized in earnings	5
Balance at June 30	$1,442
The change in unrealized gains or losses of Level 3 liabilities was included in earnings and was reported in other income (expense) in our Statement of Operations.

10. STOCK OPTIONS

Stock Options.

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2016	1,107,794	$3.45
Granted	14,000	1.07
Forfeited	(121,140)	3.69
Outstanding at June 30, 2016	1,000,654	$3.39
Exercisable at June 30, 2016	648,246	$4.01

During the six months ended June 30, 2016, we granted options to purchase 14,000 shares of our common stock at a weighted-average exercise price of $1.07 per share under our 2006 Equity Incentive Plan, as amended (the “Plan”). Options to purchase an aggregate of 608,910 shares of our common stock were granted during the six months ended June 30, 2015.

As of June 30, 2016, there were 648,246 options exercisable and 980,388 options that were vested or expected to vest with an aggregate intrinsic value of zero.

Stock Appreciation Rights (“SARs”)

The following table summarizes SARs activity under the Plan during the six months ended June 30, 2016:

	Number of SARs	Weighted-Average Exercise Price
Outstanding at January 1, 2016	98,333	$4.14
Outstanding at June 30, 2016	98,333	$4.14
Exercisable at June 30, 2016	84,445	$4.21

All outstanding SARs were issued solely to our executive officers.

As of June 30, 2016, 84,445 shares subject to outstanding SARs were exercisable and 98,333 shares were vested or expected to vest. The weighted-average exercise price of these SARs was $4.14 per share and the aggregate intrinsic value was zero.

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
You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” of our Annual Report

on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on April 14, 2016.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on April 14, 2016. Results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be attained in the future.

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

MX-ICP is technology proprietary to Transgenomic. It is a reagent that improves the ability to detect genetic mutations by 100 - 400 fold over existing technologies. This technology has been validated internally on all currently available sequencing platforms, including Sanger, Next Gen Sequencing and Digital PCR. By enhancing the level of detection of genetic mutations and suppressing the normal, or wild-type, DNA, several benefits are provided. It is generally understood that most current technologies are unable to consistently identify mutations that occur in less than approximately 5% of a sample. However, many mutations found at much lower levels, even as low as 0.01%, are known to be clinically relevant and can have significant consequences to a patient: both in terms of how they will respond to a given drug or treatment and how a given tumor is likely to change over time. More importantly, in our view, is the ability to significantly improve the level of detection while using blood, saliva and even urine as a source for DNA, rather than depending on painful, expensive and potentially dangerous tumor biopsies. We believe that this is an important advancement in patient care with respect to cancer detection, treatment and monitoring and can result in significant cost savings for the healthcare system by replacing invasive procedures with the simple collection of blood or other bodily fluids. By broadening the types of samples that can be used for testing and allowing all sequencing platforms to provide improved identification of low level mutations, MX-ICP has the potential to make testing more readily available and more patient friendly, enable genetic monitoring of disease progression, effectively guide treatment protocols, and reduce the overall cost of diagnosis and monitoring while significantly improving patient outcomes.

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

Second Quarter 2016 Overview and Recent Highlights

Below is a summary of our most recent business activities:

•
Launched First Rapid Turnaround Breast Cancer Analysis Panel - Transgenomic’s new liquid biopsy test uses Multiplexed ICE COLD-PCR to detect actionable tumor mutations in genes relevant to treatment decisions with high sensitivity. Notably, results are available in 7-10 days, in contrast to turnaround times of up to four weeks for other testing methods.

•
Transgenomic Study at ASCO Shows High Concordance between ICE COLD-PCR Liquid Biopsies and Conventional Tissue Biopsies - Study released at ASCO confirmed concordance of ICP-enriched and conventional testing, identifying 97% of the mutations detected by standard tissue biopsy PCR. The study confirmed that ICP’s ultra-high sensitivity enables accurate use of plasma-based liquid biopsies for cancer mutation detection.

•
Licensed Commercial Rights to Long QT Syndrome Testing Portfolio to LabCorp - In July 2016, we signed a commercial license agreement with Laboratory Corporation of America® Holdings for Transgenomic’s portfolio of intellectual property pertaining to DNA testing for Long QT syndrome (LQTS), a congenital heart rhythm disorder. Certain medications and activities can trigger LQTS, so accurately identifying individuals at risk is important.

•
Launched First Commercially Available CLIA Test for Detection of EGFR C797S Mutations that Predict Resistance to New Kinase Therapies for Lung Cancer - In July 2016, we launched high sensitivity Multiplexed ICE COLD-PCR based-assays and panels that can use blood, serum or tissue samples to detect predictors of resistance to 3rd-generation TKI drugs in non-small cell lung cancer patients. The C797S detection test is available as a solo assay and in three EGFR panels.

•
VWR to Distribute Transgenomic’s ICEme Kits that Enable Liquid Biopsies - In July 2016, we signed a non-exclusive agreement with VWR for distribution of ICEme™ Kits to researchers and laboratories in North America. The kits are based on Multiplexed ICE COLD-PCR technology and are designed to facilitate genomics-based cancer research by providing accurate detection of mutations using any type of sample and any downstream sequencing platform.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At June 30, 2016, we had cash and cash equivalents of $0.4 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Results of Continuing Operations

Three Months Ended June 30, 2016 and 2015
Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2016	2015	$	%
Total Net Sales	$505	$442	$63	14%
Net sales increased by $0.1 million, or 14%, during the three months ended June 30, 2016 as compared to the same period in 2015. Sales of our contract laboratory services were flat year over year. The slight increase in total net sales for the current year period reflects higher oncology and grant revenues.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and other direct costs (primarily personnel costs, rent, supplies and depreciation) associated with the operations of our laboratories.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2016	2015	2016	2015
Gross Profit	$(37)	$(23)	(7)%	(5)%
Gross profit was a negative $37,000, or (7)% of total net sales, during the second quarter of 2016, compared to negative $23,000, or (5)% of total net sales, during the same quarter of 2015. The negative gross profit during the three months ended June 30, 2016 was flat as compared to the same period of 2015. The negative gross margin during the second quarter of 2016 is due to revenues that were insufficient to cover our laboratory’s fixed direct costs
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $0.5 million to $1.4 million during the three month period ended June 30, 2016 as compared to the same period in 2015. This decrease was due to lower franchise tax fees and lower stock compensation costs in the second quarter of 2016 as compared to the second quarter of 2015.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, patent costs, outside services, laboratory supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended June 30, 2016, research and development expenses totaled $0.4 million as compared to $0.5 million for the three months ended June 30, 2015. Research and development expenses totaled 80% and 106% of net sales during the three months ended June 30, 2016 and 2015, respectively.
Other Income (Expense). Other expense for the three months ended June 30, 2016 and 2015 includes interest expense of $0.3 million and $0.2 million, respectively. In addition, we recorded less than $0.1 million of other income for the three months ended June 30, 2016 and other expense of $0.3 million for the three months ended June 30, 2015 for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income and expense associated with the change in fair value of the warrants is a non-cash item.

Six Months Ended June 30, 2016 and 2015
Net Sales. Net sales were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2016	2015	$	%
Total Net Sales	$741	$1,192	$(451)	(38)%
Net sales decreased by $0.5 million, or 38%, during the six months ended June 30, 2016 as compared to the same period in 2015. The decrease reflects fewer sales of our contract laboratory services as a result of fewer customers with active projects in the current year.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and other direct costs (primarily personnel costs, rent, supplies and depreciation) associated with the operations of our laboratories.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2016	2015	2016	2015
Gross Profit	$(306)	$262	(41)%	22%
Gross profit was a negative $0.3 million, or (41)% of total net sales, during the first half of 2016, compared to $0.3 million, or 22% of total net sales, during the same period of 2015. The decrease in gross profit in the current year is a result of lower revenues during the six months ended June 30, 2016 as compared to the first half of 2015. The negative gross margin in the current year is due to lower revenues that were insufficient to cover our laboratory’s fixed direct costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $0.6 million to $3.1 million during the six month period ended June 30, 2016 as compared to the same period in 2015. This decrease was due to lower professional fees and lower stock compensation costs in the first half of 2016 as compared to the first half of 2015.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, laboratory supplies and facility costs and are expensed in the period in which they are incurred. For the six months ended June 30, 2016, research and development expenses totaled $0.7 million as compared to $0.9 million for the six months ended June 30, 2015. Research and development expenses totaled 91% and 77% of net sales during the six months ended June 30, 2016 and 2015, respectively.
Other Income (Expense). Other expense for the six months ended June 30, 2016 and 2015 includes interest expense of $0.5 million and $0.4 million, respectively. In addition, we recorded $0.3 million of other income for the six months ended June 30, 2016 and other expense of $0.4 million for the six months ended June 30, 2015 for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income and expense associated with the change in fair value of the warrants is a non-cash item.

Discontinued Operations For The Three and Six Months Ended June 30, 2016 and 2015

During the third quarter of 2015, we decided to divest our Genetic Assays and Platforms business, resulting in a strategic shift that had a major effect on our operations and financial results. Therefore, the divested Genetic Assays and Platforms operations meet the criteria to be reported as discontinued operations.

During the fourth quarter of 2015, our Board of Directors took actions to begin the process of divesting our Patient Testing business located in New Haven, Connecticut. In March 2016, we announced that we had suspended testing services in our Patient Testing laboratory as we review and evaluate various strategic alternatives for that business. As a result of these actions, our Patient Testing business meets the criteria to be reported as discontinued operations.

The related assets, liabilities, results of operations and cash flows for both the Genetic Assays and Platforms business and Patient Testing business are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.

Net income from discontinued operations for both the three and six months ended June 30, 2016, includes approximately $1.0 million in proceeds received from the sale of assets of our discontinued Patient Testing business.

Revenues and net loss of the discontinued operations consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net sales	$574	$6,598	$1,677	$12,361
Net income (loss) from discontinued operations, before tax	$1,182	$(378)	$9	$(1,055)
Income tax expense	—	43	—	89
Income (loss) from discontinued operations, net of tax	$1,182	$(421)	$9	$(1,144)

Liquidity and Capital Resources
Our working capital positions at June 30, 2016 and December 31, 2015 were as follows:

	Dollars in Thousands
	June 30, 2016	December 31, 2015	Change
Current assets (including cash and cash equivalents of $421 and $444, respectively)	$1,803	$3,282	$(1,479)
Current liabilities	17,719	16,981	738
Working capital	$(15,916)	$(13,699)	$(2,217)

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

The Warrants were immediately exercisable upon issuance, have a term of five years and have an exercise price of $1.21 per share of common stock. Each Warrant also includes both cash and cashless exercise features and an exchange feature whereby the holder of the Warrant may exchange all or any portion of the Warrant for a number of shares of our common stock equal to the quotient obtained by dividing the “Exchange Amount” by the closing bid price of our common stock on the second trading day prior to the date the Warrant is exchanged (the “Exchange Right”). Under the Warrants, the “Exchange Amount” is based upon a Black Scholes option pricing model, and the aggregate Exchange Amount under all of the Warrants will be $1,436,882, subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of issuance of the Warrants and the date the Warrants are exchanged. Each Warrant provides that the number of shares that may be issued upon exercise of the Exchange Right is limited to the number of shares that may be purchased pursuant to the terms of the Warrant, unless we have previously obtained stockholder approval or approval from The Nasdaq Stock Market LLC to issue any additional shares of our common stock (the “Additional Shares”) pursuant to the Exchange Right (the “Required Approvals”). For any Exchange Right exercised more than 90 days following the issuance of the Warrants, if we have not obtained either of the Required Approvals, we will be required to pay the Warrant holder an amount in cash for any Additional Shares that we cannot issue without the Required Approvals based on the Exchange Amount.

At the Market Offering

On June 7, 2016, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC, as sales agent (“Craig-Hallum”), pursuant to which we may offer and sell, from time to time, through Craig-Hallum, up to $3,500,000 of shares (the “Shares”) of our common stock. Any Shares offered and sold in the offering will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-201907) and the related prospectus previously declared effective by the Securities and Exchange Commission (the “SEC”) on February 13, 2015, as supplemented by a prospectus supplement, dated June 7, 2016, that we filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act. The number of shares eligible for sale under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3. During the three months ended June 30, 2016, we sold 115,314 shares under the ATM Agreement.  The average sales price per common share was $0.67 and the aggregate net proceeds from the sales totaled less than $0.1 million.
Please see Note 5 - “Debt” and Note 6 - “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt and debt servicing obligations.
At June 30, 2016, we had cash on hand of $0.4 million. Our current operating plan projects improved operating results and monetization of underutilized assets. As with any operating plan, there are risks associated with our ability to execute it. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. We could raise additional funds through various potential sources such as through the sale of assets or sale of debt or equity securities. However, there can be no assurance that the additional funding sources will be available to us at reasonable terms or at all. If we are unable to achieve our operating plan or obtain additional financing, our business would be jeopardized and we may not be able to continue as a going concern.

Analysis of Cash Flows - Six Months Ended June 30, 2016 and 2015
Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by less than $0.1 million during the six months ended June 30, 2016, compared to an increase of $0.7 million during the six months ended June 30, 2015. These amounts include cash provided by discontinued operations of $1.0 million and cash used in discontinued operations of $2.1 million, for the six months ended June 30, 2016 and 2015, respectively.
Cash Flows From Continuing Operations
Cash Flows Used in Operating Activities. The cash flows used in operating activities of $2.8 million during the six months ended June 30, 2016 included a net loss of $4.3 million and a decrease in accrued expenses of $0.6 million. These were partially offset by an increase in accounts payable of $1.8 million and a decrease in other current assets of $0.3 million. The cash flows used in operating activities in the first six months of 2015 included the net loss of $5.2 million, a decrease in accrued expenses of $0.2 million and an increase in other current assets of $0.2 million. These were partially offset by a decrease in accounts receivable of $0.3 million, an increase in accounts payable of $0.4 million and other non-cash adjustments of $1.0 million.
Cash Flows Used in Investing Activities. Cash flows used in investing activities for continuing operations were less than $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $1.8 million for the six months ended June 30, 2016, which included net proceeds of approximately $1.8 million from our Unit issuance, $0.1 million from sales under the ATM Agreement and $0.5 million from borrowing on our debt. These proceeds were partially offset by payments on our debt of approximately $0.6 million. Cash flows provided by financing activities during the six months ended June 30, 2015 included net proceeds of $6.2 million from our common stock offering and $0.9 million from the issuance of unsecured convertible promissory notes.

Off-Balance Sheet Arrangements

At each of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Evaluation of Disclosure Controls and Procedures
Management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims, in excess of recorded accruals, could have a material adverse effect on our financial position, results of operations or cash flows. On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and June 30, 2016.
In addition, on April 13, 2016, Fox Chase Cancer Center (“Fox Chase”) filed a lawsuit against us in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania Civil Trial Division (the “Court of Common Pleas”), alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment, fraudulent conversion and conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement we entered into with Fox Chase in August 2000, as amended (the “License Agreement”), as well as the assignment of certain of our rights under the License Agreement to Integrated DNA Technologies, Inc. (“IDT”) pursuant to the Surveyor Kit Patent, Technology and Inventory Purchase Agreement we entered into with IDT effective as of July 1, 2014 (the “IDT Agreement”). Pursuant to the terms of the IDT Agreement, we agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. On July 8, 2016, the Court of Common Pleas sustained our preliminary objections to several of Fox Chase’s claims and dismissed the claims for tortious interference, fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case has been narrowed so that only certain contract claims and an unjust enrichment claim remain pending against us. We believe that we have good and substantial defenses to the claims asserted by Fox Chase. We are unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by us as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and June 30, 2016.
The outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our financial statements for such reporting period could be materially adversely affected. In general, the resolution of a legal matter could prevent us from offering our services or products to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.

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
Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016.

*We have a history of operating losses and may incur losses in the future.
We have experienced annual losses from continuing operations since inception of our operations. Our operating loss for the years ended December 31, 2015 and 2014 was $9.2 million and $10.6 million, respectively, and for the six months ended June 30, 2016 and 2015 was $4.1 million and $4.4 million, respectively. These historical losses have been due principally to the expenses that we have incurred in order to develop and market our products, the fixed nature of our manufacturing costs and merger and acquisition costs.

*Recurring operating losses raise substantial doubt about our ability to continue as a going concern.
We have incurred substantial operating losses and have used cash in our operating activities for the past several years. As of June 30, 2016, we had negative working capital of $15.9 million.
The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2015 states that our independent registered public accounting firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2015 to cover our operating and capital requirements for the next 12 months. If that is the case, and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. Additionally, as of June 30, 2016, we do not believe that we will have sufficient cash to meet our operating requirements for at least the next 12 months. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
Our current operating plan is designed to improve operating results, improve collection rates and monetize underutilized assets. There are no guarantees that these efforts will be successful and, if not, we may use more cash than projected and not be able to meet our current obligations. As with any operating plan, there are risks associated with our ability to execute it. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. We could seek to raise additional funds through various potential sources such as through the sale of assets or sale of debt or equity securities. However, there can be no assurance that the additional funding sources will be available to us at reasonable terms or at all. If we are unable to achieve our operating plan or obtain additional financing, our business would be jeopardized and we may not be able to continue as a going concern.
*We have substantial debt and other financial obligations and we may incur even more debt, and we are in default under our loan agreement with affiliates of Third Security, LLC, which means that the lenders under the loan agreement have the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the amounts owed to them, including foreclosing on their security interest, each of which could adversely affect us.
Our revolving line of credit and term loan with affiliates of Third Security, LLC, a related party (the “Lenders”), are governed by a Loan and Security Agreement, as amended (the “Loan and Security Agreement”), which contains certain affirmative and negative covenants. As of June 30, 2016, we had borrowings of $7.2 million under the Loan and Security Agreement. Under the term loan, we agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. To secure the repayment of amounts borrowed under the revolving line of credit and term loan, we granted the Lenders a security interest in all of our assets. As of June 30, 2016, we were in compliance with the Loan and Security Agreement, as amended by the Ninth Amendment; however, we have not made the required July 2016 interest payment and we are therefore currently in default under the Loan and Security Agreement. Accordingly, under the terms of the Loan and Security Agreement, the Lenders currently have the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the amounts owed to them, including foreclosing on their security interest or forcing us into bankruptcy, which would have a material adverse effect on our financial condition and results of operations.
We may be required to amend our Loan and Security Agreement, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, based upon our actual performance levels, our covenants relating to income, debt coverage and cash flow and minimum working capital requirements could limit our ability to incur additional debt, which could hinder our ability to execute on our current business strategy. Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
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

As of June 30, 2016, we were in compliance with the Loan and Security Agreement, as amended by the Ninth Amendment; however, we have not made the required July 2016 interest payment and we are therefore currently in default under the Loan and Security Agreement. Accordingly, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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
The economies of the United States and other regions of the world in which we do business have experienced significant weakness, which, in the case of the U.S., has recently resulted in significant unemployment and slower growth in economic activity. A decline in economic conditions may adversely affect demand for our services and products, thus reducing our revenue. These conditions could also impair the ability of those with whom we do business to satisfy their obligations to us. The strengthening of the U.S. dollar has the potential to adversely impact U.S. businesses that operate overseas.

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
We are subject to a number of claims of various amounts that arise out of the normal course of our business. Specifically, on February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded and is reflected in accrued expenses at December 31, 2015 and June 30, 2016.
In addition, on April 13, 2016, Fox Chase Cancer Center (“Fox Chase”) filed a lawsuit against us in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania Civil Trial Division (the “Court of Common Pleas”), alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment, fraudulent conversion and conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement we entered into with Fox Chase in August 2000, as amended (the “License Agreement”), as well as the assignment of certain rights of our rights under the License Agreement to Integrated DNA Technologies, Inc. (“IDT”), pursuant to the Surveyor Kit Patent, Technology and Inventory Purchase Agreement we entered into with IDT effective as of July 1, 2014 (the “IDT Agreement”). Pursuant to the terms of the IDT Agreement, we agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. On July 8, 2016, the Court of Common Pleas sustained our preliminary objections to several of Fox Chase’s claims and dismissed the claims for tortious interference, fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case has been narrowed so that only certain contract claims and an unjust enrichment claim remain pending against us. We believe that we have good and substantial defenses to the claims asserted by Fox Chase. However, there is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and June 30, 2016.
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
*The sale of our products and business operations in international markets subjects us to additional risks.
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

In addition, many of the countries in which we have sales, including the U.S. and several of the members of the European Union, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. For example, on June 23, 2016, the United Kingdom (the “UK”) held a referendum pursuant to which voters elected to leave the

European Union, commonly referred to as Brexit. As a result of UK voters’ election to leave the European Union, the British government is expected to begin negotiating the terms of the UK’s future relationship with the European Union. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the European Union markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. In addition, Brexit may also increase the possibility that other countries may decide to leave the European Union in the future.

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
At June 30, 2016, we had obligations to issue 10,721,464 shares of common stock upon exercise of outstanding stock options, warrants or conversion rights. The issuance of these securities may be dilutive to our current stockholders and could negatively impact the market price of our common stock.
*Our common stock is thinly traded and a large percentage of our shares are held by a small group of unrelated, institutional owners.
At June 30, 2016, we had 23,103,875 shares of common stock outstanding. The sale of a significant number of shares into the public market has the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market’s ability to absorb the stock. This presents an opportunity for short sellers to contribute to the further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of our stock in the market. In addition, the large concentration of our shares are held by a small group of stockholders which could result in increased volatility in our stock price due to the limited number of shares available in the market.
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
*As we are currently not in compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), Nasdaq may delist our shares of common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common shares.
On February 23, 2016, we received written notice (the “First Notice”) from Nasdaq indicating that, based on the closing bid price of our common stock for the preceding 30 consecutive business days, we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until August 22, 2016, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.
As of August 8, 2016, the date that is 10 business days prior to August 22, 2016, the closing price of our common stock had not met or exceeded $1.00 per share. Therefore, we will not regain compliance with the Minimum Bid Price Requirement within the 180 calendar day period. Since we will not be in compliance with the Minimum Bid Price Requirement by August 22, 2016, Nasdaq may provide us with a second 180 calendar day period to regain compliance. To qualify for the second 180 calendar day period, we would be required to (i) meet the continued listing requirement for the Nasdaq Capital Market for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and (ii) notify Nasdaq of our intent to cure our noncompliance with the Minimum Bid Price, including by effecting a reverse stock split, if necessary. If we do not indicate our intent to cure the deficiency or if it does not appear to Nasdaq that it would be possible for us to cure the deficiency, we would not be eligible for the second 180 calendar day period, and our common stock would then be subject to delisting from the Nasdaq Capital Market.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal the Nasdaq Staff’s determination to a Nasdaq Listing Qualifications Panel and request a hearing. Additionally, if Nasdaq determines not to provide us with a second 180 calendar day period to regain compliance with the Minimum Bid Price Requirement, our common stock will be subject to delisting from the Nasdaq Capital Market. If our common stock is not then eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of our common stock; decreases in institutional and other investor demand for our common stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker-dealers willing to execute trades in our common stock. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of our common stock and could have a material adverse effect on us.
On April 20, 2016, we received a second written notice (the “Second Notice”) from Nasdaq indicating that, based on the stockholders’ equity reported in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2016, we are not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, which requires listed companies to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholders’ Equity Requirement”), as set forth in Nasdaq Listing Rule 5550(b)(1). In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we had a period of 45 calendar days, or until June 6, 2016, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. Nasdaq indicated that, if our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days, or until October 17, 2016, to evidence compliance. We initially submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement to Nasdaq on May 31, 2016 and provided Nasdaq with supplemental information on June 22, 2016 and June 29, 2016. On June 30, 2016, based on the information we submitted to Nasdaq, Nasdaq granted us the maximum allowable 180 day extension to October 17, 2016 to evidence compliance with the Minimum Stockholders’ Equity Requirement.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2016, we issued to a vendor an aggregate of 78,000 shares of our common stock and, on June 14, 2016, we issued to a second vendor an aggregate of 64,153 shares of our common stock. Such shares of common stock were issued to the vendors in lieu of an aggregate cash amount of approximately $89,000 owed by us to such vendors for services previously performed by such vendors. We issued the shares to the vendors in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The offering of the shares to the vendors did not involve a public offering, and no general solicitation or advertisement was made in connection with the offering of the shares to the vendors.

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

10.1
Limited Waiver and Ninth Amendment to Loan and Security Agreement, dated June 6, 2016, by and among Transgenomic, Inc., Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2016).

10.2
At the Market Offering Agreement, dated June 7, 2016, by and between Transgenomic, Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 7, 2016).

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

TRANSGENOMIC, INC.

Date:	August 12, 2016	By:	/S/ PAUL KINNON
Paul Kinnon President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)