Form 10-Q
period 2016-09-30
TRANSGENOMIC INC
filed 2016-11-14
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 31, 2016, the number of shares of common stock outstanding was 24,786,244.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2016	December 31,
	(unaudited)	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71	$444
Accounts receivable, net	180	264
Inventories, net	36	50
Other current assets	314	537
Assets held for sale	265	1,987
Total current assets	866	3,282
PROPERTY AND EQUIPMENT:
Equipment	5,592	5,593
Furniture, fixtures & leasehold improvements	1,565	1,565
	7,157	7,158
Less: accumulated depreciation	(6,985)	(6,899)
	172	259
OTHER ASSETS:
Intangibles, net	982	1,170
Other assets	58	105
	$2,078	$4,816
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,814	$7,596
Accounts payable	6,273	3,781
Accrued compensation	225	321
Accrued expenses	2,704	3,734
Deferred revenue	176	217
Other liabilities	1,068	1,068
Liabilities held for sale	—	264
Total current liabilities	18,260	16,981
LONG TERM LIABILITIES:
Common stock warrant liability	1,430	350
Other long-term liabilities	212	305
Total liabilities	19,902	17,636
STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.01 par value, 15,000,000 shares authorized, 214,705 and 4,029,502 shares issued and outstanding, respectively	2	40
Common stock, $0.01 par value, 150,000,000 shares authorized, 24,139,130 and 13,915,691 shares issued and outstanding, respectively	241	139
Additional paid-in capital	201,522	200,403
Accumulated other comprehensive income	—	10
Accumulated deficit	(219,589)	(213,412)
Total stockholders’ deficit	(17,824)	(12,820)
	$2,078	$4,816

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET SALES	$457	$330	$1,198	$1,522
COST OF GOODS SOLD	430	445	1,477	1,375
Gross profit	27	(115)	(279)	147
OPERATING EXPENSES:
Selling, general and administrative	1,252	1,686	4,392	5,398
Research and development	393	455	1,065	1,374
	1,645	2,141	5,457	6,772
OPERATING LOSS FROM CONTINUING OPERATIONS	(1,618)	(2,256)	(5,736)	(6,625)
OTHER INCOME (EXPENSE):
Interest expense, net	(285)	(174)	(782)	(550)
Warrant revaluation	12	385	357	(30)
Other, net	(1)	(6)	(1)	(19)
	(274)	205	(426)	(599)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,892)	(2,051)	(6,162)	(7,224)
INCOME TAX BENEFIT	—	—	—	(1)
LOSS FROM CONTINUING OPERATIONS	(1,892)	(2,051)	(6,162)	(7,223)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(34)	(5,248)	(25)	(6,392)
NET LOSS	(1,926)	(7,299)	(6,187)	(13,615)

PREFERRED STOCK DIVIDENDS	—	(331)	(21)	(993)

NET LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(1,892)	(2,382)	(6,183)	(8,216)
NET LOSS FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(34)	(5,248)	(25)	(6,392)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,926)	$(7,630)	$(6,208)	$(14,608)

BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.08)	$(0.17)	$(0.28)	$(0.70)
BASIC AND DILUTED LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$—	$(0.38)	$—	$(0.54)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.55)	$(0.28)	$(1.24)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	23,551,869	13,763,240	21,896,943	11,784,583

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Loss	$(1,926)	$(7,299)	$(6,187)	$(13,615)
Other comprehensive loss - foreign currency translation adjustment	—	(22)	—	(14)
Comprehensive Loss	$(1,926)	$(7,321)	$(6,187)	$(13,629)

 See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Nine Months Ended
 September 30, 2016
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2015	4,029,502	$40	13,915,691	$139	$200,403	$(213,412)	$10	$(12,820)
Net loss	—	—	—	—	—	(6,187)	—	(6,187)
Foreign currency translation adjustment	—	—	—	—	—	10	(10)	—
Stock-based compensation	—	—	—	—	140	—	—	140
Issuance of common shares	—	—	1,292,722	12	488	—	—	500
Private placement, net	2,365,243	24	—	—	519	—	—	543
Dividends on preferred stock	—	—	—	—	(4,475)	—	—	(4,475)
Conversion of preferred stock and preferred stock dividends	(6,180,040)	(62)	8,930,717	90	4,447	—	—	4,475
Balance, September 30, 2016	214,705	$2	24,139,130	$241	$201,522	$(219,589)	$—	$(17,824)

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(6,187)	$(13,615)
Less loss from discontinued operations, net of tax	(25)	(6,392)
Loss from continuing operations	(6,162)	(7,223)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	264	343
Stock-based compensation	111	489
Provision for losses on doubtful accounts	72	—
Warrant revaluation	(357)	30
Loss on sale of fixed assets	—	14
Deferred interest	47	61
Deferred tax provision	—	—
Changes in operating assets and liabilities:
Accounts receivable	12	158
Inventories	14	—
Other current assets	280	(214)
Accounts payable	2,492	(162)
Accrued expenses and other liabilities	(728)	78
Net cash used in continuing operations	(3,955)	(6,426)
Net cash provided by (used in) discontinued operations	381	(3,010)
Net cash used in operating activities	(3,574)	(9,436)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(19)	(280)
Other assets	(27)	(9)
Net cash used in continuing operations	(46)	(289)
Net cash provided by discontinued operations	1,052	1,910
Net cash provided by investing activities	1,006	1,621
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(2)	(35)
Issuance of preferred stock, net	1,779	—
Issuance of common stock, net	468	8,977
Proceeds from borrowings	500	923
Principal payment on note payable	(550)	(874)
Net cash flows provided by financing activities	2,195	8,991
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	—	2
NET CHANGE IN CASH AND CASH EQUIVALENTS	(373)	1,178
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	444	1,609
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71	$2,787
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$365
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of September 30, 2016, we had negative working capital of $17.4 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We cannot be certain that additional financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The accompanying condensed consolidated financial statements are presented in conformity with GAAP. All amounts are presented in U.S. Dollars (“$”). Supplemental cash flows from discontinued operations are presented in Note 3 - “Discontinued Operations”. We have evaluated events occurring subsequent to September 30, 2016 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

The condensed consolidated balance sheet as of December 31, 2015 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2015. The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2016.
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
Cash and Cash Equivalents and Other Current Assets.
Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less. Other current assets as of September 30, 2016 of $0.3 million include prepaid assets of $0.1 million and other receivables of $0.2 million.
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of September 30, 2016.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts from continuing operations during the three and nine months ended September 30, 2016 and 2015:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended September 30, 2016	$157	$2	$(19)	$140
Three Months Ended September 30, 2015	$20	$50	$—	$70
Nine Months Ended September 30, 2016	$87	$72	$(19)	$140
Nine Months Ended September 30, 2015	$20	$50	$—	$70
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
Inventories.
Inventories are stated at the lower of cost or market net of allowance for obsolete inventory. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process, which approximates the first-in, first-out (FIFO) method. At September 30, 2016, our net inventories were less than $0.1 million and were comprised predominantly of raw materials.

The following is a summary of activity for the allowance for obsolete inventory during the three and nine months ended September 30, 2016 and 2015:

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended September 30, 2016	$63	$—	$—	$63
Three Months Ended September 30, 2015	$—	$—	$—	$—
Nine Months Ended September 30, 2016	$63	$—	$—	$63
Nine Months Ended September 30, 2015	$—	$—	$—	$—
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
Depreciation expense in continuing operations related to property and equipment was less than $0.1 million for each of the three month periods ended September 30, 2016 and 2015. Depreciation expense was $0.1 million and $0.2 million for the nine month periods ended September 30, 2016 and 2015, respectively. Depreciation expense during each period includes depreciation related to equipment acquired under capital leases.
Intangible Assets.
Intangible assets include intellectual property and patents.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

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
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market value of the shares at the date of grant and have 10-year contractual terms. Unvested awards as of September 30, 2016 had vesting periods of up to three years from the date of grant. None of the awards outstanding at September 30, 2016 are subject to performance or market-based vesting conditions.
We measure and recognize compensation expense for all stock-based awards made to employees and directors. Compensation expense, net of estimated forfeitures, is based on the calculated fair value of the awards as measured at the grant date and is expensed over the service period of the awards.
During the three and nine months ended September 30, 2016, we recorded compensation expense for all stock awards of zero and $0.1 million, respectively, within selling, general and administrative expense. During the three and nine months ended September 30, 2015, we recorded compensation expense for all stock awards of $0.2 million and $0.5 million, respectively. As of September 30, 2016, the unrecognized compensation expense related to unvested stock awards was $0.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.
We granted stock options to purchase an aggregate of 11,250 and 25,250 shares of our common stock during the three and nine months ended September 30, 2016, respectively. The fair value of the stock options granted during the year was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 1.56% based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of 6.00 years, based on expected exercise activity behavior; and volatility of 85% based on the historical volatility of our common stock over a time that is consistent with the expected life of the options.
Included in our stock awards outstanding as of September 30, 2016 were stock appreciation rights (“SARs”) to purchase 98,333 shares of our common stock. The SARs were issued solely to our executive officers and will vest over three years from the date of grant.
Net Sales Recognition.
Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

In our Biomarker Identification laboratory, we perform services on a project by project basis. When we receive payment in advance, we initially defer the revenue and recognize it when we deliver the service. These projects typically do not extend beyond one year. At each of September 30, 2016 and December 31, 2015, deferred net sales associated with pharmacogenomics research projects included in the balance sheet in deferred revenue was $0.2 million.

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
Three and Nine Months Ended September 30, 2016 and 2015

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
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 10,701,453 and 10,392,728 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2016 and 2015, respectively, because the effect is anti-dilutive due to the net loss.
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
Three and Nine Months Ended September 30, 2016 and 2015

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

Results of the discontinued operations consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net sales	$283	$5,507	$1,960	$17,868
Cost of goods sold	57	3,203	1,251	9,980
Gross profit	226	2,304	709	7,888
Selling, general and administrative expense	252	1,910	1,621	8,325
Research and development expense	98	106	166	330
Impairment of long-lived assets	—	7,024	—	7,024
Operating income (loss) from discontinued operations	(124)	(6,736)	(1,078)	(7,791)
Gain on sale of business/assets	90	1,532	1,053	1,532
Income (loss) from discontinued operations before income taxes	(34)	(5,204)	(25)	(6,259)
Income tax expense	—	44	—	133
Income (loss) from discontinued operations, net of taxes	$(34)	$(5,248)	$(25)	$(6,392)

The loss from discontinued operations for the nine month period ended September 30, 2016, includes approximately $1.1 million in proceeds received from the sale of assets of our discontinued Patient Testing business.
Assets and liabilities of the discontinued operations are classified as assets held for sale and liabilities held for sale in the condensed consolidated balance sheets and consisted of the following:

	Dollars in Thousands
	September 30, 2016	December 31, 2015
ASSETS
Accounts receivable, net	$244	$1,905
Other current assets	21	82
Total Assets	$265	$1,987

LIABILITIES
Accrued compensation	$—	$264
Total Liabilities	$—	$264

The following is a summary of activity for the allowance for doubtful accounts from discontinued operations during the three and nine months ended September 30, 2016 and 2015. The allowance for doubtful accounts from discontinued operations is included in the assets held for sale in the condensed consolidated balance sheets.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

	Dollars in Thousands
	Beginning Balance	Additions	Deductions	Ending Balance
Three Months Ended September 30, 2016	$10,462	$—	$(5,192)	$5,270
Three Months Ended September 30, 2015	$8,406	$1,052	$(168)	$9,290
Nine Months Ended September 30, 2016	$14,664	$—	$(9,394)	$5,270
Nine Months Ended September 30, 2015	$7,927	$3,782	$(2,419)	$9,290

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
Long-lived intangible assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	Dollars in Thousands
	September 30, 2016
	Cost	Accumulated Amortization	Net Book Value
Patents	680	80	600
Intellectual property	672	290	382
	$1,352	$370	$982

	Dollars in Thousands
	December 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Patents	980	274	706
Intellectual property	671	207	464
	$1,651	$481	$1,170

Estimated Useful Life
Patents	Life of the patent
Intellectual property	7 years
Other assets include U.S. security deposits and deferred tax assets, net of applicable valuation allowances.
Amortization expense for intangible assets was $0.2 million and $0.1 million during the nine month periods ended September 30, 2016 and 2015, respectively. Amortization expense for intangible assets is expected to be $0.1 million for each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

5.         DEBT

	Dollars in Thousands
	September 30, 2016	December 31, 2015
Revolving Line of Credit(1)	$3,243	$3,025
Term Loan(2)	4,000	4,000
Convertible Promissory Notes (3)	571	571
Total debt	7,814	7,596
Current portion of long-term debt	(7,814)	(7,596)
Long-term debt, net of current maturities	$—	$—

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

Additional Terms.
The Loan Agreement contains affirmative and negative covenants. Under the Term Loan, we agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders. As of September 30, 2016, we were not in compliance with the Loan Agreement, as amended by the Ninth Amendment, due to the fact that we did not make the required monthly interest payments during the third quarter and have not received a waiver for the non-compliance and as such all debt has been classified as current at September 30, 2016.

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
Three and Nine Months Ended September 30, 2016 and 2015

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
Three and Nine Months Ended September 30, 2016 and 2015

engage in certain sales or transfers of our business or property without the consent of the Lenders, and (f) capitalized certain amounts owed by us to the Lenders and added such overdue amounts to the outstanding principal amount of the Revolving Line.

As a result of the Ninth Amendment, the overadvance that existed at March 31, 2016 was added to the outstanding principal amount of the Revolving Line and no overadvance existed as of September 30, 2016.

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

On January 15, 2015, we entered into the Note Purchase Agreement with seven accredited investors (the “Additional Investors”) and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, notes (the “Additional Notes”) in an aggregate principal amount of $925,000. The Additional Notes have the same terms and conditions as the Initial Note. As of September 30, 2016, $400,000 of the aggregate principal amount of the Additional Notes, and accrued interest thereon, has been converted into an aggregate of 281,023 shares of our common stock.

6. COMMITMENTS AND CONTINGENCIES
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims, in excess of recorded accruals, could have a material adverse effect on our financial position, results of operations or cash flows. On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and September 30, 2016.
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and September 30, 2016.
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
We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases that expire on various dates through 2022. The future minimum lease payments required under these leases are $0.2 million for the remainder of 2016, $0.7 million in 2017, $0.7 million in 2018, $0.7 million in 2019, $0.7 million in 2020 and $0.4 million thereafter. Rent expense for each of the nine month periods ended September 30, 2016 and 2015 was $0.2 million. At September 30, 2016, firm commitments to vendors totaled $0.1 million.

7. INCOME TAXES

Annually, we file U.S. Federal, state and foreign income tax returns.  All U.S. Federal and most state loss carryforwards remain subject to adjustment in the event of an income tax examination.
Income tax expense from continuing operations was zero for the three and nine months ended September 30, 2016. Income tax expense was zero for the three months ended September 30, 2015 and for the nine months ended September 30, 2015, we had an income tax benefit of approximately one thousand dollars. We maintain a full valuation allowance on our net deferred tax assets, having concluded that we are not more likely than not going to realize the benefit of our deferred tax assets, including our net operating loss carryforwards.
During each of the three and nine month periods ended September 30, 2016 and 2015, there were no material changes to the liability for uncertain tax positions.

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
Three and Nine Months Ended September 30, 2016 and 2015

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
Three and Nine Months Ended September 30, 2016 and 2015

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
Three and Nine Months Ended September 30, 2016 and 2015

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
Three and Nine Months Ended September 30, 2016 and 2015

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

During the three and nine months ended September 30, 2016, we sold 1,035,255 and 1,150,569 shares under the ATM Agreement.  For the nine months ended September 30, 2016, the average sales price per common share was $0.42 and the aggregate net proceeds from the sales totaled $0.5 million.

During the three months ended September 30, 2016, the sale of shares under the ATM Agreement required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of these warrants decreased to $4.23 per share and the number of shares issuable upon exercise of the warrants increased from 3,262,088 to 3,362,276.
Common Stock Warrants.
During the nine months ended September 30, 2016 and 2015, we issued warrants to purchase 3,055,555 and 3,466,841 shares of common stock, respectively. None of the issued warrants were exercised during such periods. The warrants issued in the nine months ended September 30, 2016 included 1,174,099 warrants issued due to repricing requirements of the Private Placement and 1,881,456 warrants issued in connection with the January 2016 Offering. The warrants issued in the nine months ended September

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

30, 2015 included 800,492 warrants issued due to repricing requirements of the Private Placement and 2,666,349 warrants issued in connection with the February 2015 Offering and the July 2015 Offering. Warrants to purchase an aggregate of 8,976,354 shares of common stock were outstanding at September 30, 2016.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Various Institutional Holders(1)	2012	February 2017	2,919,043	$4.23
Affiliates of Third Security, LLC(1)	2012	February 2017	443,233	$4.23
Various Institutional Holders(2)	2013	January 2018	441,655	$9.00
Affiliates of Third Security, LLC(2)	2013	January 2018	250,000	$9.00
Various Institutional Holders(3)	2014	April 2020	374,618	$4.00
Various Institutional Holders(4)	2015	February 2020	714,780	$2.24
Various Institutional Holders(5)	2015	December 2020	122,433	$1.66
Various Institutional Holders(5)	2015	December 2020	667,164	$0.01
Various Institutional Holders(6)	2015	January 2021	1,161,972	$1.21
Affiliates of Third Security, LLC(7)	2016	January 2021	161,026	$1.21
Various Institutional Holders(7)	2016	January 2021	1,720,430	$1.21
			8,976,354

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
Three and Nine Months Ended September 30, 2016 and 2015

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
Preferred Stock Dividends.
We had cumulative undeclared dividends on our Series A Preferred Stock and Series B Preferred Stock of zero and $4.4 million at September 30, 2016 and December 31, 2015, respectively. Since dividends should generally not be recognized as a liability until declared, we had a recorded liability of zero for these undeclared dividends.
We had no undeclared dividends for the three months ended September 30, 2016. For the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015, we had undeclared dividends. In accordance with the FASB’s Accounting Standards Codification Topic 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss per share calculation.

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
Three and Nine Months Ended September 30, 2016 and 2015

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

2012 Warrant Liability
The 2012 Warrant Liability represents the fair value of the 1.2 million warrants issued in February 2012, which, through a series of changes in exercise price since February 2012, are now exercisable for 3.4 million shares of common stock. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations. Management does not believe that this liability will be settled by a use of cash.
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
Static Business Inputs include: our equity value, which was estimated using our stock price of $0.28 as of September 30, 2016; the amount of the down-round financing; the timing of the down-round financing; and the expected exercise period of 0.41 years from the valuation date.
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

During the three and nine months ended September 30, 2016 and 2015, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	September 30, 2016	September 30, 2015
Beginning balance at July 1	$—	$560
Total (gains) or losses:
Recognized in earnings	—	(385)
Balance at September 30	$—	$175

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

	Dollars in Thousands
	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Beginning balance at January 1	$350	$145
Total (gains) or losses:
Recognized in earnings	(350)	30
Balance at September 30	$—	$175

2016 Warrant Liability
The 2016 Warrant Liability represents the fair value of the 1.8 million warrants issued in January 2016. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations.
The Common Stock Warrant Liability is considered a Level 3 financial instrument and is valued using a binomial lattice simulation model. This method is well suited to valuing options with non-standard features. Assumptions and inputs used in the valuation of the common stock warrants include; our equity value, which was estimated using our stock price of $0.28 as of September 30, 2016; volatility of 86%; and a risk-free interest rate of 1.04%.
During the three and nine months ended September 30, 2016, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
For the Three Months Ended
September 30, 2016
Beginning balance at July 1	$1,442
Total (gains) or losses:
Recognized in earnings	(12)
Balance at September 30	$1,430

Dollars in Thousands
For the Nine Months Ended
September 30, 2016
Beginning balance at January 1	$—
Additions	1,437
Total (gains) or losses:
Recognized in earnings	(7)
Balance at September 30	$1,430
The change in unrealized gains or losses of Level 3 liabilities was included in earnings and was reported in other income (expense) in our Statement of Operations.

10. STOCK OPTIONS

Stock Options.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2016	1,107,794	$3.45
Granted	25,250	0.84
Forfeited	(252,589)	3.28
Outstanding at September 30, 2016	880,455	$3.39
Exercisable at September 30, 2016	574,650	$4.08

During the nine months ended September 30, 2016, we granted options to purchase 25,250 shares of our common stock at a weighted-average exercise price of $0.84 per share under our 2006 Equity Incentive Plan, as amended (the “Plan”). Options to purchase an aggregate of 641,560 shares of our common stock were granted during the nine months ended September 30, 2015.

As of September 30, 2016, there were 574,650 options exercisable and 860,411 options that were vested or expected to vest with an aggregate intrinsic value of zero.

Stock Appreciation Rights (“SARs”)

The following table summarizes SARs activity under the Plan during the nine months ended September 30, 2016:

	Number of SARs	Weighted-Average Exercise Price
Outstanding at January 1, 2016	98,333	$4.14
Outstanding at September 30, 2016	98,333	$4.14
Exercisable at September 30, 2016	92,558	$4.20

All outstanding SARs were issued solely to our executive officers.

As of September 30, 2016, 92,558 shares subject to outstanding SARs were exercisable and 98,333 shares were vested or expected to vest. The weighted-average exercise price of these SARs was $4.14 per share and the aggregate intrinsic value was zero.

11. SUBSEQUENT EVENTS

Merger Agreement

On October 12, 2016, Transgenomic, New Haven Labs Inc., a wholly owned subsidiary of Transgenomic (“Merger Sub” and, together with Transgenomic, the “Transgenomic Parties”), and Precipio Diagnostics, LLC (“Precipio”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Precipio will become a wholly owned subsidiary of Transgenomic (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. Following the Merger, Transgenomic will change its name to Precipio, Inc. (“New Precipio”). The parties expect the Merger to close in 2016.

When the Merger is completed, (i) each outstanding common unit of Precipio will be converted into the right to receive an amount of shares of New Precipio common stock based on an exchange ratio set forth in the Merger Agreement, which is dependent on the relative amount of outstanding liabilities of each of the parties at the time of the Merger, together with cash in lieu of fractional units, which will result in Precipio unit holders owning between 62% and 80% of the outstanding shares of New Precipio common stock (not taking into account the issuance of New Precipio preferred stock in the Merger or the private placement discussed below) and (ii) each outstanding preferred unit of Precipio will be converted into the right to receive shares of New Precipio preferred stock in an aggregate amount equal to $3 million.

In connection with the Merger, at the effective time of the Merger, New Precipio also will issue shares of New Precipio preferred stock in a private placement, whereby:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

•	holders of indebtedness of Transgenomic will receive $3 million in New Precipio preferred stock in exchange for such indebtedness; and

•	New Precipio will issue for cash up to $7 million in New Precipio preferred stock to investors in a private placement.

New Precipio preferred stock will be issued based on a pre-money valuation of New Precipio of $25 million and will represent, in the aggregate, approximately 34% of the outstanding shares of New Precipio common stock on an as-converted basis, including New Precipio preferred stock issued in the Merger and the private placement.

The board of managers of Precipio and the boards of directors of Transgenomic and Merger Sub, and Transgenomic, in its capacity as the sole stockholder of Merger Sub, have each approved the Merger Agreement and the board of managers of Precipio and the board of directors of Transgenomic have each recommended that their respective equity holders approve the transactions contemplated by the Merger Agreement. Transgenomic will hold a special meeting of its stockholders to approve the issuance of shares of Transgenomic common stock pursuant to the Merger, as required by Nasdaq Listing Rules, as well as certain other matters (the “Special Meeting”).

The Merger Agreement contains various representations, warranties and covenants of the Transgenomic Parties and Precipio, including, among others, covenants (i) by each of Precipio and Transgenomic to operate its business in the ordinary course, (ii) by each of Precipio and Transgenomic not to engage in certain kinds of transactions during the period between the execution of the Merger Agreement and the completion of the Merger, (iii) by Precipio to have its members approve the Merger and (iv) by Transgenomic to hold the Special Meeting.

Under the Merger Agreement, Precipio and Transgenomic are subject to customary “no shop” provisions that limit their respective abilities to solicit alternative acquisition proposals from third parties or to provide confidential information to third parties, subject to a “fiduciary out” provision that allows Precipio and Transgenomic to provide information and participate in discussions with respect to certain unsolicited written proposals and to terminate the Merger Agreement and enter into an acquisition agreement with respect to a superior proposal in compliance with the terms of the Merger Agreement (a “Superior Proposal”).

Completion of the Merger is subject to various conditions, including, among others: (i) approval of the holders of a majority of Transgenomic’s shares of outstanding common stock, (ii) approval of the requisite amount of the members of Precipio, (iii) approval of an amendment to the Certificate of Incorporation of Transgenomic contemplating the New Preferred Stock Financing (described below) and changing the name of Transgenomic to Precipio, Inc. or such other name as determined by Precipio, (iv) obtaining certain third party consents, (v) the absence of any judgment, injunction, order or decree prohibiting or enjoining the completion of the Merger, (vi) consummation of the New Preferred Stock Financing, (vii) approval of listing of the Parent Common Stock on NASDAQ, (viii) completion of the Common Unit Recapitalization (described above), (ix) increase in the size of the Transgenomic board by two members and the appointment of designees in accordance with the Merger Agreement and (x) the lock-up of certain Transgenomic stockholders and Precipio members.

In addition, the obligation of the parties to complete the Merger is subject to certain other conditions, including (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of each party with its covenants in all material respects and (iii) no material adverse effect of either party.

The Merger Agreement contains certain termination rights for both the Transgenomic Parties and Precipio. Either may terminate the Merger Agreement if the Merger is not completed on or before the date that is six months following the date of the Merger Agreement. Moreover, either party may terminate the Merger Agreement if the other party changes its recommendation to its security holders to approve the Merger and the related transactions or enter into an agreement with a third party regarding a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances, Transgenomic will be required to pay to Precipio a termination payment of $256,500. If the Merger Agreement is terminated for certain other reasons, Precipio will be required to pay Transgenomic a termination payment of $256,500.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached hereto as Exhibit 2.1 and incorporated by reference herein. The Merger Agreement has been included as an exhibit hereto solely to provide investors and security holders with information regarding its terms. It is not intended to be a source of financial, business or operational information about Transgenomic, Precipio or their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Merger Agreement are made only for purposes of the Merger Agreement and are made as of specific dates; are solely for the benefit of the parties; may be subject to

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2016 and 2015

qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the Merger Agreement, including being qualified by confidential disclosures made for the purpose of allocating contractual risk between the parties rather than establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of Transgenomic, Precipio or their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures.

In connection with the Merger, the Supporting Stockholders and Supporting Members (as defined in the Merger Agreement) are obligated to enter into a lock-up agreement with the combined company at the Effective Time pursuant to which the Supporting Stockholders will agree, among other things, not to sell shares of Transgenomic common stock for the six month period beginning at the Effective Time.

The Merger Agreement also provides that the combined company will enter into employment agreements with certain employees of Precipio at the Effective Time and that the officers of the combined company will be agreed to by the parties prior to the Effective Time.

Special Meeting of Stockholders
At our 2016 Special Meeting of Stockholders (the “Special Meeting”) held on October 31, 2016, our stockholders approved the proposal to authorize our Board of Directors to, in its discretion, amend our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of between one-for-ten to one-for-thirty, such ratio to be determined by our Board of Directors (the “Reverse Split Proposal”). The Reverse Split Proposal was described in detail in our definitive proxy statement filed with the Securities and Exchange Commission on September 22, 2016, as supplemented on October 13, 2016.
The approval of the Reverse Split Proposal by our stockholders provides our Board of Directors with the authority to carry out the reverse stock split, but our Board of Directors is not obligated to do so. If our Board of Directors determines to effect the reverse stock split, it intends to select a reverse stock split ratio that it believes would be most likely to achieve the anticipated benefits of the reverse stock split. Notwithstanding approval of the Reverse Split Proposal by our stockholders, our Board of Directors may, in its sole discretion, abandon the Reverse Split Proposal and determine, prior to the effectiveness of any filing with the Secretary of State of the State of Delaware, not to effect the reverse stock split. If our Board of Directors fails to implement the reverse stock split on or prior to the first anniversary date of the Special Meeting, stockholder approval again would be required prior to implementing any reverse stock split.

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
The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on April 14, 2016. Results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be attained in the future.

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

Third Quarter 2016 Overview and Recent Highlights

Below is a summary of our most recent business activities:

•
Signed Data Sharing Agreement with Ventana Medical Systems, Inc. - In September 2016, we signed a data sharing agreement with Ventana Medical Systems, Inc., a subsidiary of Roche Holdings (“Ventana”). The agreement allows Ventana to access DNA test results from an existing research agreement between us and the University of Melbourne in Australia. As part of this research agreement, the University of Melbourne is conducting additional clinical validation studies of our MX-ICP technology.

•
Added New Distributors in China and India for our ICEme Kits that Enable Liquid Biopsy Cancer Testing on Existing Platforms - In September 2016, we signed agreements with two additional distributors in China and India for our ICEme™ Mutation Enrichment Kits for cancer genomic testing. The kits incorporate our MX-ICP technology and are designed to enable virtually any laboratory to conduct high quality DNA mutation detection in cancer patients using plasma, blood or tissue samples and existing sequencing platforms. The new distributors, Joying Bio in China and Biotron Healthcare in India, are important suppliers of advanced life science products in their respective markets.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At September 30, 2016, we had cash and cash equivalents of $0.1 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue, improving cash collections, potentially selling underutilized assets and, if necessary, raising additional financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Results of Continuing Operations

Three Months Ended September 30, 2016 and 2015
Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2016	2015	$	%
Total Net Sales	$457	$330	$127	38%
Net sales increased by $0.1 million, or 38%, during the three months ended September 30, 2016 as compared to the same period in 2015. Sales of our contract laboratory services were flat year over year. The slight increase in total net sales for the current year period reflects higher grant revenues.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and other direct costs (primarily personnel costs, rent, supplies and depreciation) associated with the operations of our laboratories.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2016	2015	2016	2015
Gross Profit	$27	$(115)	6%	(35)%
Gross profit was $27,000, or 6% of total net sales, during the third quarter of 2016, compared to negative $115,000, or (35)% of total net sales, during the same quarter of 2015. The increased gross profit during the three months ended September 30, 2016 as compared to the same period of 2015 is due to increased revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $0.4 million to $1.3 million during the three month period ended September 30, 2016 as compared to the same period in 2015. This decrease was due to lower professional and lower stock compensation costs in the third quarter of 2016 as compared to the third quarter of 2015.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, patent costs, outside services, laboratory supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended September 30, 2016, research and development expenses totaled $0.4 million as compared to $0.5 million for the three months ended September 30, 2015. Research and development expenses totaled 86% and 138% of net sales during the three months ended September 30, 2016 and 2015, respectively.
Other Income (Expense). Other expense for the three months ended September 30, 2016 and 2015 includes interest expense of $0.3 million and $0.2 million, respectively. In addition, we recorded less than $0.1 million of other income for the three months ended September 30, 2016 and other income of $0.4 million for the three months ended September 30, 2015 for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income and expense associated with the change in fair value of the warrants is a non-cash item.

Nine Months Ended September 30, 2016 and 2015
Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
Total Net Sales	$1,198	$1,522	$(324)	(21)%
Net sales decreased by $0.3 million, or 21%, during the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease reflects fewer sales of our contract laboratory services as a result of fewer customers with active projects in the current year partially offset by increased grant revenues in the current year.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and other direct costs (primarily personnel costs, rent, supplies and depreciation) associated with the operations of our laboratories.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2016	2015	2016	2015
Gross Profit	$(279)	$147	(23)%	10%
Gross profit was a negative $0.3 million, or (23)% of total net sales, during the first nine months of 2016, compared to $0.1 million, or 10% of total net sales, during the same period of 2015. The decrease in gross profit in the current year is a result of lower revenues during the nine months ended September 30, 2016 as compared to the first nine months of 2015. The negative gross margin in the current year is due to lower revenues that were insufficient to cover our laboratory’s fixed direct costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $1.0 million to $4.4 million during the nine month period ended September 30, 2016 as compared to the same period in 2015. This decrease was due to lower professional fees and lower stock compensation costs in the first nine months of 2016 as compared to the same period of 2015.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, outside services, collaboration expenses, laboratory supplies and facility costs and are expensed in the period in which they are incurred. For the nine months ended September 30, 2016, research and development expenses totaled $1.1 million as compared to $1.4 million for the nine months ended September 30, 2015. Research and development expenses totaled 89% and 90% of net sales during the nine months ended September 30, 2016 and 2015, respectively.
Other Income (Expense). Other expense for the nine months ended September 30, 2016 and 2015 includes interest expense of $0.8 million and $0.6 million, respectively. In addition, we recorded $0.4 million of other income for the nine months ended September 30, 2016 and other expense of less than $0.1 million for the nine months ended September 30, 2015 for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income and expense associated with the change in fair value of the warrants is a non-cash item.

Discontinued Operations For The Three and Nine Months Ended September 30, 2016 and 2015

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

Net loss from discontinued operations for the three and nine months ended September 30, 2016, includes approximately $0.1 million and $1.1 million, respectively, in proceeds received from the sale of assets of our discontinued Patient Testing business.

Revenues and net loss of the discontinued operations consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net sales	$283	$5,507	$1,960	$17,868
Net loss from discontinued operations, before tax	$(34)	$(5,204)	$(25)	$(6,259)
Income tax expense	—	44	—	133
Loss from discontinued operations, net of tax	$(34)	$(5,248)	$(25)	$(6,392)

Liquidity and Capital Resources
Our working capital positions at September 30, 2016 and December 31, 2015 were as follows:

	Dollars in Thousands
	September 30, 2016	December 31, 2015	Change
Current assets (including cash and cash equivalents of $71 and $444, respectively)	$866	$3,282	$(2,416)
Current liabilities	18,260	16,981	1,279
Working capital	$(17,394)	$(13,699)	$(3,695)

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

The outstanding shares of Series A Preferred were convertible into shares of common stock at a rate of 1-for-3, and the outstanding shares of Series B Preferred were convertible into shares of common stock at a rate of 1-for-1. Prior to the entry into the Conversion Agreement, there were 2,586,205 shares of Series A Preferred outstanding, which were converted into 862,057 shares of common stock, and 1,443,297 shares of Series B Preferred outstanding, which were converted into 1,443,297 shares of common stock, for an aggregate of 2,305,354 shares of common stock issued upon conversion of the Series A Preferred and Series B Preferred. At the time of the entry into the Conversion Agreement, there were $3,681,591 in accrued and unpaid dividends on the outstanding shares of Series A Preferred, which were converted, in accordance with the Conversion Agreement, into 3,681,590 shares of common stock, and $793,236 in accrued and unpaid dividends on the outstanding shares of Series B Preferred, which were converted, in accordance with the terms of the Conversion Agreement, into 793,235 shares of common stock, for an aggregate of 4,474,825 shares of our common stock issued pursuant to the accrued and unpaid dividends on the Series A Preferred and Series B Preferred. Therefore, in connection with the full conversion of the Series A Preferred and Series B Preferred, plus the conversion of all accrued and unpaid dividends thereon, we issued an aggregate of 6,780,179 shares of common Stock to the Preferred Holders on January 6, 2016.

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

At the Market Offering

On June 7, 2016, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC, as sales agent (“Craig-Hallum”), pursuant to which we may offer and sell, from time to time, through Craig-Hallum, up to $3,500,000 of shares (the “Shares”) of our common stock. Any Shares offered and sold in the offering will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-201907) and the related prospectus previously declared effective by the Securities and Exchange Commission (the “SEC”) on February 13, 2015, as supplemented by a prospectus supplement, dated June 7, 2016, that we filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act. The number of shares eligible for sale under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3. During the nine months ended September 30, 2016, we sold 1,150,569 shares under the ATM Agreement.  The average sales price per common share was $0.42 and the aggregate net proceeds from the sales totaled $0.5 million.

Please see Note 5 - “Debt” and Note 6 - “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt and debt servicing obligations.
At September 30, 2016, we had cash on hand of $0.1 million. Our current operating plan projects improved operating results and monetization of underutilized assets. As with any operating plan, there are risks associated with our ability to execute it. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. We could raise additional funds through various potential sources such as through the sale of assets or sale of debt or equity securities. However, there can be no assurance that the additional funding sources will be available to us at reasonable terms or at all. If we are unable to achieve our operating plan or obtain additional financing, our business would be jeopardized and we may not be able to continue as a going concern.

Analysis of Cash Flows - Nine Months Ended September 30, 2016 and 2015
Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by $0.4 million during the nine months ended September 30, 2016, compared to an increase of $1.2 million during the nine months ended September 30, 2015. These amounts include cash provided by discontinued operations of $1.4 million and cash used in discontinued operations of $1.1 million, for the nine months ended September 30, 2016 and 2015, respectively.
Cash Flows From Continuing Operations
Cash Flows Used in Operating Activities. The cash flows used in operating activities of $4.0 million during the nine months ended September 30, 2016 included a net loss of $6.2 million and a decrease in accrued expenses of $0.7 million. These were partially offset by an increase in accounts payable of $2.5 million and a decrease in other current assets of $0.3 million. The cash flows used in operating activities in the first nine months of 2015 included the net loss of $7.2 million, a decrease in accounts payable of $0.2 million and an increase in other current assets of $0.2 million. These were partially offset by a decrease in accounts receivable of $0.2 million and other non-cash adjustments of $0.9 million.
Cash Flows Used in Investing Activities. Cash flows used in investing activities for continuing operations were $0.1 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $2.2 million for the nine months ended September 30, 2016, which included net proceeds of approximately $1.8 million from our Unit issuance, $0.5 million from sales under the ATM Agreement and $0.5 million from borrowing on our debt. These proceeds were partially offset by payments on our debt of approximately $0.6 million. Cash flows provided by financing activities during the nine months ended September 30, 2015 included net proceeds of $9.0 million from our common stock offerings and $0.9 million from the issuance of unsecured convertible promissory notes. These were partially offset by payments on our debt and capital lease obligations of $0.9 million.

Off-Balance Sheet Arrangements
At each of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Evaluation of Disclosure Controls and Procedures
Management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In our opinion, the disposition of pending claims, in excess of recorded accruals, could have a material adverse effect on our financial position, results of operations or cash flows. On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and September 30, 2016.
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
On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and September 30, 2016.
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
We have experienced annual losses from continuing operations since inception of our operations. Our operating loss for the years ended December 31, 2015 and 2014 was $9.2 million and $10.6 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $5.7 million and $6.6 million, respectively. These historical losses have been due principally to the expenses that we have incurred in order to develop and market our products, the fixed nature of our manufacturing costs and merger and acquisition costs.

*Recurring operating losses raise substantial doubt about our ability to continue as a going concern.
We have incurred substantial operating losses and have used cash in our operating activities for the past several years. As of September 30, 2016, we had negative working capital of $17.4 million.
The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2015 states that our independent registered public accounting firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2015 to cover our operating and capital requirements for the next 12 months. If that is the case, and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. Additionally, as of September 30, 2016, we do not believe that we will have sufficient cash to meet our operating requirements for at least the next 12 months. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
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
Our revolving line of credit and term loan with affiliates of Third Security, LLC, a related party (the “Lenders”), are governed by a Loan and Security Agreement, as amended (the “Loan and Security Agreement”), which contains certain affirmative and negative covenants. As of September 30, 2016, we had borrowings of $7.2 million under the Loan and Security Agreement. Under the term loan, we agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. To secure the repayment of amounts borrowed under the revolving line of credit and term loan, we granted the Lenders a security interest in all of our assets. As of September 30, 2016, we were not in compliance with the Loan and Security Agreement, as amended by the Ninth Amendment, due to the fact that we did not make the required monthly interest payments during the third quarter and have not received a waiver for the non-compliance. We are therefore currently in default under the Loan and Security Agreement. Accordingly, under the terms of the Loan and Security Agreement, the Lenders currently have the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the amounts owed to them, including foreclosing on their security interest or forcing us into bankruptcy, which would have a material adverse effect on our financial condition and results of operations.
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

As of September 30, 2016, we were not in compliance with the Loan and Security Agreement, as amended by the Ninth Amendment, due to the fact that we did not make the required monthly interest payments during the third quarter and we are therefore currently in default under the Loan and Security Agreement. Accordingly, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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
We are subject to a number of claims of various amounts that arise out of the normal course of our business. Specifically, on February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded and is reflected in accrued expenses at December 31, 2015 and September 30, 2016.
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
On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability. A $0.7 million liability has been recorded at December 31, 2015 and September 30, 2016.
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
At September 30, 2016, we had obligations to issue 10,701,453 shares of common stock upon exercise of outstanding stock options, warrants or conversion rights. The issuance of these securities may be dilutive to our current stockholders and could negatively impact the market price of our common stock.
*Our common stock is thinly traded and a large percentage of our shares are held by a small group of unrelated, institutional owners.
At September 30, 2016, we had 24,139,130 shares of common stock outstanding. The sale of a significant number of shares into the public market has the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market’s ability to absorb the stock. This presents an opportunity for short sellers to contribute to the further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of our stock in the market. In addition, the large concentration of our shares are held by a small group of stockholders which could result in increased volatility in our stock price due to the limited number of shares available in the market.
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

On February 23, 2016, we received written notice (the “First Notice”) from Nasdaq indicating that, based on the closing bid price of our common stock for the preceding 30 consecutive business days, we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until August 22, 2016, to regain compliance with the Minimum Bid Price Requirement. To have regained compliance, the closing bid price of our common stock must have met or exceeded $1.00 per share for at least ten consecutive business days during this 180 calendar day period.

On April 20, 2016, we received a second written notice (the “Second Notice”) from Nasdaq indicating that, based on the stockholders’ equity reported in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2016, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, which requires listed companies to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholders’ Equity Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we had a period of 45 calendar days, or until June 6, 2016, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. Nasdaq indicated that, if our plan was accepted, Nasdaq may have granted an extension of up to 180 calendar days, or until October 17, 2016, to evidence compliance. We initially submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement to Nasdaq on May 31, 2016 and provided Nasdaq with supplemental information on June 22, 2016 and June 29, 2016. On June 30, 2016, based on the information we submitted to Nasdaq, Nasdaq granted us the maximum allowable 180 day extension to October 17, 2016 to evidence compliance with the Minimum Stockholders’ Equity Requirement.

On August 24, 2016, we received a determination letter (the “Determination Letter”) from the staff of Nasdaq stating that we had not regained compliance with the Minimum Bid Price Requirement. The Determination Letter also stated that we were not eligible for an additional 180-day extension to regain compliance with the Minimum Bid Price Requirement because we did not meet the Minimum Stockholders’ Equity Requirement for continued listing on the Nasdaq Capital Market, which requires listed companies to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholders’ Equity Requirement”), as set forth in Nasdaq Listing Rule 5550(b)(1) and as discussed below. In addition, the Determination Letter provided that our common stock would be delisted from the Nasdaq Capital Market at the opening of business on September 2, 2016 unless we requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

On August 29, 2016, we requested a hearing before the Panel to appeal the Determination Letter in accordance with Nasdaq rules and as stated in the Determination Letter, and the hearing (the “Hearing”) was held on October 13, 2016. At the Hearing, we asked that the Panel continue our listing through December 31, 2016, to allow us to close the Merger, which we expect to result in a combined entity that will meet all initial listing standards for the Nasdaq Capital Market; however, we noted that we will need to effectuate a reverse stock split to ensure compliance with the Minimum Bid Price Requirement.

On November 1, 2016, we received a decision letter (the “Decision Letter”) from the staff of Nasdaq stating that the Panel had granted our request for continued listing on Nasdaq until December 31, 2016, subject to the following conditions.
.

1.
On or before November 15, 2016 we must report to the Panel, in writing, regarding the status of the reverse stock split, the filing of a definitive proxy for the Merger, and any feedback received from the staff of Nasdaq regarding the prospects of the application of the post-merger entity for listing on the Nasdaq Capital Market.

2.	On or before December 31, 2016, we must have closed the Merger and gained approval from the staff of Nasdaq for listing of the post-merger company on the Nasdaq Capital Market.

In addition, in order to fully comply with the terms of the Decision Letter, we must be able to demonstrate compliance with all requirements for continued listing on Nasdaq, and, in the event that we are unable to do so, our securities may be delisted from Nasdaq in the future.

If we are unable to fully comply with the terms of the Decision Letter and are unable to demonstrate compliance with all requirements for continued listing on Nasdaq, our securities may be delisted from Nasdaq in the future. We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the Minimum Bid Price Requirement and the Minimum Stockholders’ Equity Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or the Minimum Stockholders’ Equity Requirement or will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market. A suspension or delisting of our common stock could adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services, and could have a material, adverse impact on our business and operating results. In addition, a suspension or delisting could impair our ability to raise additional capital through equity or debt financings and our ability to attract and retain employees by means of equity compensation.

Upon a potential delisting from Nasdaq, if our common stock is not then eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of our common stock; decreases in institutional and other investor demand for our common stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker-dealers willing to execute trades in our common stock. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of our common stock and could have a material adverse effect on us.

*Failure to complete the Merger and private placement could negatively impact our stock price and our future business and financial results.

Although we have agreed to use reasonable efforts to obtain stockholder approval of the proposal to issue shares of our common stock and preferred stock in connection with the Merger, there is no assurance that these proposals will be approved. If these proposals are not approved, and as a result the Merger is not completed:

•	Our ongoing business may be adversely affected; and

•	We may be required, under certain circumstances, to pay Precipio a termination fee of up to $256,500.

*The announcement and pendency of the Merger may cause disruptions in our business, which could have an adverse effect on our businesses, financial conditions or results of operations.

The announcement and pendency of the Merger could cause disruptions in our business. Specifically:

•
our current and prospective employees may experience uncertainty about their future roles with the combined company following completion of the Merger, which might adversely affect our ability to retain key personnel and attract new personnel;

•	third parties may seek to terminate and/or renegotiate their relationships with us as a result of the transaction; and

•	our management’s attention has been focused on the Merger, which may divert management’s attention from our core business and other opportunities that could have been beneficial to us.

These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement and could have an adverse effect on our business, financial condition or results of operations prior to the completion of the Merger.

*The Merger is subject to the receipt of consents and approvals that may not be received.

The Merger Agreement provides that the parties cannot complete the Merger unless they receive various consents and approvals from Nasdaq and other third parties. While we believe that we will receive the requisite approvals, there can be no assurance that such approvals will be received.

*While the Merger is pending, we will be subject to contractual limitations that could adversely affect our business.

The Merger Agreement restricts us from taking certain specified actions while the Merger is pending without Precipio’s consent, including incurring indebtedness, making capital expenditures in excess of $5,000, acquiring any assets or selling, leasing or otherwise transferring any assets, and increasing in any material manner the compensation, bonuses or benefits of any directors, officers, employees, former employees or consultants, subject to certain exceptions in the ordinary course of business. These restrictions may prevent us from pursuing otherwise attractive business opportunities that may arise and making other changes to our business prior to the closing of the Merger or termination of the Merger Agreement.

*The Merger Agreement restricts our ability to pursue certain alternatives to the Merger and requires us to pay a reverse termination fee to Precipio if we do.

The Merger Agreement contains non-solicitation provisions that, subject to limited exceptions, restrict our ability to initiate, solicit or encourage or take any action to discuss or accept a competing third-party proposal. Although our Board of Directors is permitted to change its recommendation that stockholders approve the matters relating to the Merger if it determines in good faith that this action is reasonably likely to be required to comply with its fiduciary duties and certain other conditions, doing so in certain situations would require us to pay a termination fee to Precipio of $256,500. Additionally, these non-solicitation provisions could discourage a potential acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, or might result in a potential acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable to Precipio in certain circumstances.

*We have incurred substantial expenses in connection with the Merger.

We have incurred and will incur additional substantial expenses in connection with the Merger, whether or not the Merger is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. If the Merger is not consummated, we will be responsible for our own expenses, which are not reimbursable in the event the Merger does not occur.

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

†2.1
Agreement and Plan of Merger, dated October 12, 2016, by and among Transgenomic, Inc., New Haven Labs Inc. and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

3.1	Amended and Restated Bylaws of the Registrant.

31.1	Certification of Paul Kinnon, President, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Paul Kinnon, President, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

99.1
Form of Voting Agreement, by and among Transgenomic, Inc., Precipio Diagnostics, LLC, and certain holders of Transgenomic common stock (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

99.2
Form of Voting Agreement, by and among Transgenomic, Inc., Precipio Diagnostics, LLC, and certain members and warrantholders of Precipio (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

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

TRANSGENOMIC, INC.

Date:	November 14, 2016	By:	/S/ PAUL KINNON
Paul Kinnon President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)