Form 10-K
period 2016-12-31
TRANSGENOMIC INC
filed 2017-04-13
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36439

TRANSGENOMIC, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1789357
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12325 Emmet Street Omaha, NE	68164
(Address of Principal Executive Offices)	(Zip Code)
(402) 452-5400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	None
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
Yes                 No      X
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second quarter was approximately $18.6 million.
At March 24, 2017, the registrant had 26,868,062 shares of common stock outstanding.

TRANSGENOMIC, INC.

This Annual Report on Form 10-K references the following registered trademarks which are the property of Transgenomic, Inc.: Transgenomic and FAMILION. This report may also refer to trade names and trademarks of other organizations.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), including Management’s Discussion & Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, expected financial and other benefits from our organizational restructuring activities, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission (the “SEC”). In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions.
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
The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2016 are not necessarily indicative of results that may be attained in the future.

Item 1.	Our Business

Transgenomic, Inc. (“we”, “us”, “our”, the “Company” or “Transgenomic”) is a biotechnology company advancing personalized medicine for the detection and treatment of cancer and integrated diseases through our proprietary molecular technologies and clinical and research services. A key goal is to bring our Multiplexed ICE COLD-PCR (“MX-ICP”) product to the clinical market through strategic partnerships and licensing agreements, enabling the use of blood and other bodily fluids for more effective and patient-friendly diagnosis, monitoring and treatment of cancer.

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
Merger and Related Transactions
Merger Agreement
On October 12, 2016, Transgenomic, New Haven Labs Inc., a wholly owned subsidiary of Transgenomic (“Merger Sub” and, together with Transgenomic, the “Transgenomic Parties”), and Precipio Diagnostics, LLC (“Precipio”) entered into an Agreement and Plan of Merger (as amended by the Merger Agreement Amendment (as defined below) the “Merger Agreement”) pursuant to which Precipio will become a wholly owned subsidiary of Transgenomic (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. On February 2, 2017, Transgenomic, Merger Sub and Precipio entered into a First Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”) which provided for, among other things, the revision of the exchange ratio set forth in the Merger Agreement, the waiver and removal of certain closing conditions and the authorization of certain actions taken by each of Transgenomic and Precipio since the date the Merger Agreement. The parties expect the Merger to close in the second quarter of 2017.
Upon the effectiveness of the Merger (the “Effective Time”), (i) the outstanding common units of Precipio will be converted into the right to receive approximately 160.6 million shares of common stock of New Precipio (“New Precipio common stock”), together with cash in lieu of fractional units, which will result in Precipio common unit holders owning approximately 52% of the issued and outstanding shares of New Precipio common stock on a fully diluted basis, taking into account the issuance of shares of convertible preferred stock of New Precipio (“New Precipio preferred stock”) in the Merger and the private placement as discussed below (the “fully diluted New Precipio common stock”) and (ii) the outstanding preferred units of Precipio will be converted into the right to receive approximately 24.1 million shares of New Precipio preferred stock with an aggregate face amount equal to $3 million (based upon the purchase price of the new preferred stock of New Precipio in the new preferred stock financing), which will result in the Precipio preferred unit holders owning approximately 8% of the fully diluted New Precipio common stock.
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
Completion of the Merger is subject to various conditions, including, among others: (i) approval of the holders of a majority of Transgenomic’s shares of outstanding common stock, (ii) approval of the requisite amount of the members of Precipio, (iii) approval of an amendment to the Certificate of Incorporation of Transgenomic contemplating the New Preferred Stock Financing (described below) and changing the name of Transgenomic to Precipio, Inc. or such other name as determined by Precipio, (iv) obtaining certain third party consents, (v) the absence of any judgment, injunction, order or decree prohibiting or enjoining the completion of the Merger, (vi) consummation of the New Preferred Stock Financing, (vii) approval of listing of New Precipio common stock on Nasdaq, (viii) the conversion of all outstanding membership interests of Precipio into common units or preferred units which will be converted into New Precipio common stock or New Precipio preferred stock as Merger consideration, as applicable, (ix) increase in the size of the Transgenomic board by two members and the appointment of designees in accordance with the Merger Agreement and (x) the lock-up of certain Transgenomic stockholders and Precipio members.
Upon completion of the merger, New Precipio will be required to meet the initial listing requirements to maintain the listing and continued trading of its shares on Nasdaq. These initial listing requirements are more difficult to achieve than the continued listing requirements. Pursuant to the Merger Agreement, Transgenomic agreed to use its commercially reasonable efforts to cause the shares of Transgenomic common stock being issued in the merger to be approved for listing on Nasdaq at or prior to the effective time of the merger. Based on information currently available to Transgenomic, Transgenomic anticipates that its stock will be unable to meet the $4.00 (or, to the extent applicable, $3.00) minimum bid price initial listing requirement at the closing of the merger unless it effects a reverse stock split. On October 31, 2016, the stockholders of Transgenomic authorized the Transgenomic Board to effect a reverse stock split of the shares of Transgenomic common stock at a ratio of between one-for-ten to one-for-thirty. In addition, often times a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split.
In addition, the obligation of the parties to complete the Merger is subject to certain other conditions, including (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of each party with its covenants in all material respects and (iii) no material adverse effect of either party.
The Merger Agreement contains certain termination rights for both the Transgenomic Parties and Precipio. Either may terminate the Merger Agreement if the Merger is not completed on or before the date that is six months following the date of the Merger Agreement. In the Merger Agreement Amendment, this date was extended to June 30, 2017. Moreover, either party may terminate the Merger Agreement if the other party changes its recommendation to its security holders to approve the Merger and the related transactions or enter into an agreement with a third party regarding a Superior Proposal.
If the Merger Agreement is terminated by Precipio or Transgenomic pursuant to (i) the Transgenomic board failing to recommend that Transgenomic’s stockholders vote to approve the issuance of New Precipio common stock in connection with the merger; (ii) Transgenomic failing to include in this proxy statement a recommendation by the Transgenomic board to vote in favor of the each of the proposals in this proxy statement; (iii) the Transgenomic board failing to make, withholding, withdrawing, amending, changing, qualifying or publicly proposing to withhold, withdraw, amend, change or qualify in a manner adverse to Precipio, its recommendation that the stockholders of Transgenomic vote in favor and adopt each of the proposals in this proxy statement, knowingly making any public statement inconsistent with such recommendation, failing to recommend against acceptance of any alternate acquisition proposal within ten business days after the public announcement of any such alternate acquisition proposal, approving, adopting, recommending or proposing publicly to approve, adopt or recommend any alternate acquisition proposal, or making any public statement inconsistent with its recommendation; (iv) Transgenomic entering into any letter of intent or similar document or any contract relating to any alternate acquisition proposal or (v) Transgenomic entering into a definitive agreement to effect an alternate acquisition proposal, then Transgenomic shall pay to Precipio, by wire transfer of immediately available funds within three business days after termination of the Merger Agreement, a nonrefundable fee in an amount equal to $256,500.
If the Merger Agreement is terminated by Transgenomic or Precipio pursuant to (i) Precipio’s board of managers failing to recommend that its members vote or act by written consent to approve the merger; (ii) Precipio’s board of managers failing to make, withholding, withdrawing, amending, changing, qualifying or publicly proposing to withhold, withdraw, amend, change or qualify in a manner adverse to Transgenomic, its recommendation that the members of Precipio vote in favor of each of the merger, the execution of the Merger Agreement and the consummation of the transaction contemplated therein, knowingly making any public statement inconsistent with such recommendation, failing to recommend against acceptance of any alternate acquisition proposal within ten business days after the public announcement of any such alternate acquisition proposal, approving, adopting, recommending or proposing publicly to approve, adopt or recommend any alternate acquisition proposal, or making any public statement inconsistent with its recommendation; (iii) Precipio entering into any letter of intent or similar document or any contract relating to any alternate acquisition proposal; or (iv) Precipio entering into a definitive agreement to effect an alternate acquisition proposal, Precipio shall pay to Transgenomic, by wire transfer of immediately available funds within three business days after termination of the Merger Agreement, a nonrefundable fee in an amount equal to $256,500.
In connection with entering into the Merger Agreement, Transgenomic and members and warrant holders of Precipio (collectively, the “Supporting Members”), entered into a voting agreement (the “Precipio Voting Agreement”) pursuant to which the Supporting Members agreed to, among other things, (i) authorize and approve the Merger Agreement and the transactions contemplated thereby and (ii) vote against any Acquisition Proposal (as defined in the Merger Agreement). Collectively, the shares held by the Supporting Members represent approximately 71% of Precipio’s issued and outstanding membership interests.
Precipio and certain Transgenomic stockholders (the “Supporting Stockholders”) also entered into a voting agreement (the “Transgenomic Voting Agreement”) pursuant to which the Supporting Stockholders agreed to, among other things, (i) authorize and approve the Merger Agreement and the transactions contemplated thereby and (ii) vote against any Acquisition Proposal (as defined in the Merger Agreement). Collectively, the shares held by the Supporting Stockholders represent approximately 31.84% of Transgenomic’s voting stock.
The Merger Agreement also provides that the combined company will enter into employment agreements with certain employees of Precipio at the Effective Time and that the officers of the combined company will be agreed to by the parties prior to the Effective Time.
Conversion of Secured Debt
In connection with the Merger, at the Effective Time, in addition to the New Precipio preferred stock to be issued to holders of preferred units of Precipio, New Precipio also will issue shares of New Precipio preferred stock and New Precipio common stock to holders of certain secured indebtedness of Transgenomic, whereby such holders will receive in exchange for such indebtedness, approximately 24.1 million shares of New Precipio Preferred Shares in an amount equal to $3.0 million, which represents approximately 8% of the fully diluted New Precipio common stock, and approximately 10.4 million shares of New Precipio common stock, which represents approximately 3% of the fully diluted New Precipio common stock.
Private Placement
In addition and as a condition to the Merger and conversion of secured debt, New Precipio also will issue shares of New Precipio preferred stock and New Precipio common stock in a related private placement, whereby New Precipio will issue for cash up to approximately 56.2 million shares of New Precipio preferred stock for $7.0 million to investors in a private placement, which represents approximately 18% of the fully diluted New Precipio common stock.
The New Precipio preferred stock issued in the Merger, the conversion of secured debt and the private placement will be issued based on a $25 million pre-money equity valuation of New Precipio and will represent, in the aggregate, approximately 34% of the fully diluted New Precipio common stock.
The New Precipio preferred stock to be issued in the Merger and the private placement will be new designations of preferred shares effectuated by a Certificate of Designation amending Transgenomic’s Certificate of Incorporation. The cash proceeds received from the private placement will be used to finance the Merger, for working capital and growth capital to expand into new markets.
The shares of New Precipio preferred stock may be convertible into New Precipio common stock any time at an applicable conversion price. Certain material corporate events also will require the consent of a supermajority of holders of the New Precipio preferred stock. In the event of New Precipio’s liquidation, dissolution or winding up, holders of the New Precipio preferred stock will be entitled to receive assets or surplus funds of New Precipio in an amount equal to the greater of (i) 1.5 times the original purchase price of the New Precipio preferred stock, plus an amount equal to all unpaid and accrued dividends and dividend equivalents and (ii) the amount that would be payable on the New Precipio preferred stock if it were converted into New Precipio common stock (the “Liquidation Preference”). This Liquidation Preference also would be due in the event of a future merger or sale of New Precipio, unless a supermajority of holders of New Precipio preferred stock elect otherwise. The New Precipio preferred stock will be entitled to an annual 8% cumulative payment in lieu of interest or dividends, payable in-kind for the first two years and in cash or in-kind thereafter, at the option of the holder. The New Precipio preferred stock also will be entitled to share on any dividends paid on the New Precipio common stock.
In connection with the private placement, New Precipio will enter into an investor rights agreement with the holders of the New Precipio preferred stock. The investor rights agreement will grant rights to such parties, including with respect to the designation of nominees for election to the New Precipio board of directors upon the closing of the Merger. The investor rights agreement also will contain transfer restrictions and standstill restrictions relating to shares of New Precipio common stock that will be issued to such parties in connection with the Merger and the private placement. In addition, the investor rights agreement gives such parties rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of New Precipio common stock to be issued to such parties, including the shares that may be issued upon future conversion of the New Precipio preferred stock.
Business Strategy
Our primary objective is to commercialize MX-ICP for the clinical diagnostics market through strategic licensing agreements. MX-ICP facilitates the use of blood and other bodily fluids for the effective and efficient diagnosis and treatment of cancer. It does this by enhancing the level of detection of mutant DNA by 100 - 400 fold. In tumors, mutations can often be found occurring with a frequency of around 5%, which current technologies can readily identify. However, other mutations can be present at much lower frequencies. MX-ICP makes possible as low as 0.01% levels of detection of mutant DNA. We believe that MX-ICP can help dramatically improve the diagnosis and treatment/monitoring of cancer patients. Using MC-ICP-based tests, clinicians can rapidly, effectively and economically monitor a patient’s therapy and progress on an ongoing basis. We plan to commercialize this product directly, but also anticipate partnering with a significant number of life sciences companies and academic institutes to accelerate the adoption and use of the technology. We continue to collaborate with a number of major academics including the Dana Farber Cancer Institute (“DFCI”) and Melbourne University.
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
Transgenomic does not intend to build the extensive infrastructure necessary to fully commercialize MX-ICP alone. While there are applications of the technology that we will sell directly, we anticipate that the majority of revenues over time will be generated through a combination of exclusive, non-exclusive or semi-exclusive licenses to partners and collaborators. Our goal is to establish the fastest time to market possible for our product and to leverage already existing infrastructure rather than depend on making significant capital expenditures or other investments of our own. Our potential partners generally fall into one of three categories:

•
Laboratory instrumentation and reagents suppliers (such as: Thermo Fisher Scientific, Inc., Illumina, Inc., Bio-Rad Laboratories, Inc., Qiagen N.V. and VWR, Inc.). The usefulness of MX-ICP across all platforms and its ability to detect tumor mutations in a wide range of samples make such companies natural partners for Transgenomic. We believe that MX-ICP has the potential to greatly expand the market for cancer monitoring as a complement, not as a competitor, to existing products.

•
Pharmaceutical/Biotechnology companies and Clinical Research Organizations (CRO's) (such as: Amgen Inc., Novartis AG, Clovis Oncology, Inc., AstraZeneca plc, GlaxoSmithKline plc, Bristol-Myers Squibb Company, Covance Inc., Quintiles IMS Holdings, Inc. and PPD Inc). For companies developing and testing new cancer drugs, MX-ICP has the potential to allow the implementation of blood based testing for cancer, improve the level of detection of low level mutations, resurrect failed drug targets, reduce the risk of clinical trials, stratify populations before studies start to enhance success rates, identify low level mutations that cause side effects, as well as support the development of companion diagnostics to match drugs with patients.

•
Clinical Laboratories (such as: LifeLabs, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and the many CLIA-certified laboratories including major academic centers such as Dana Fabre

Cancer Institute (DFCI) Mayo, Johns Hopkins University (JHU) and MD Anderson throughout the United States). MX-ICP would allow clinical laboratories (Molecular Diagnostics Labs) to effectively compete with more specialized providers and to become full service providers as personalized, precision medicine becomes more widely adopted and improves patient care and outcomes.
The markets in which we compete require a wide variety of technologies, products and capabilities. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all of the solutions that it desires to offer as part of its family of products and services. We work to broaden the range of products and services we deliver to customers in target markets through acquisitions, investments and alliances. We employ the following strategies to address the need for new or enhanced products and services:

•	Enhancing the product mutation coverage and improving its performance;

•	Developing new technologies and products internally; and

•	Entering into joint-development efforts with other companies and academics.

Our strategy is to leverage the discoveries in our laboratory to create “kits” or assays or CLIA tests, for clients in our laboratory, to distribute directly ourselves and via our strategic partnerships and licensing agreements.

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
Our highly specialized genetics analytical services and expertise are utilized in our CLIA-certified laboratory in Omaha, Nebraska. Our laboratory supports pharmaceutical companies and CRO's in their clinical trials, primarily Phase II and Phase III trials, and has over 20 years of clinical trials development experience and its clients include many of the top 20 worldwide pharmaceuticals and biotechnology companies.
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

The commercial focus is broken down into three categories:
1.Services: performing services for pharmaceuticals/biotechnology companies and CRO's in order to enable them to submit their drug targets to the FDA for approval
2.Products: this includes MX-ICP kits for research use and MX-ICP CLIA Testing for oncologists in the United States

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
Research and Development

We continue to invest in research and development in order to remain competitive and to take advantage of new business opportunities as they arise. We maintain a program of research and development with respect to platform technologies, such as ICE COLD-PCR, instruments, test kits and services, engaging existing and new technologies to create scientific and medical applications that will add value to patient care as well as significant commercial value. Major areas of focus include the (i) development of ICE COLD-PCR applications for ultra-high sensitivity mutation detection in any liquid (including blood, sputum and urine) and tissue samples (fresh, frozen, FNA, FFPE, etc.); (ii) development of a new strategy for mutation detection and sequence confirmation using micro-capillary electrophoresis; (iii) use of commercially-available assays and the development of custom assays for detection of somatic mutations in cancer samples using NGS and digital PCR or droplet PCR; and (iv) development of biomarker assays for the marketplace. For the years ended December 31, 2016 and 2015, our research and development expenses related to continuing operations were $1.4 million and $1.9 million, respectively.
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
Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, license agreements’ contractual confidentiality provisions and confidentiality agreements. Our ICE COLD-PCR platform technology is protected by in-licensed patents that expire in various periods through 2031. As part of the FAMILION acquisition in 2010, we acquired exclusive rights to the FAMILION family of genetic tests for inherited disease, including the patents protecting this technology. Our FAMILION patents and acquired technology are included as part of our discontinued operations. As we expand our product offerings, we also are extending our patent development efforts to protect such product offerings. Established competitors, as well as companies that purchase and enforce patents and other intellectual property, may already have patents covering similar products. There is no assurance that we will be able to obtain patents covering our products, or that we will be able to obtain licenses from such companies on favorable terms or at all. While we have pursued and continue to pursue patent protection for our technologies, we may, from time to time, abandon certain patents and patent applications for business reasons. However, while patents are an important element of our success, our business as a whole is not significantly dependent on any one patent.

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

Regulation by governmental authorities in the United States and other countries is not currently required for the current product offerings/services provided by Transgenomic and is not expected to be a significant factor in the manufacturing, labeling, distribution and marketing of our products and systems, especially when considering our current partnership and licensing strategy. However, we continue to monitor and engage in dialog with the FDA and other regulatory bodies. Please see the section of this Annual Report entitled “Risk Factors” for other risks associated with regulatory requirements.
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
Employees
As of December 31, 2016 and 2015, we had employees in continuing operations focused in the following areas of operation:

	December 31,
	2016	2015
Manufacturing and Laboratory	5	11
Sales, Marketing and Administration	10	17
Research and Development	4	9
	19	37

All of our employees as of December 31, 2016 were full-time employees.

Our employees were employed in the following geographical locations:

	December 31,
	2016	2015
United States	18	36
United Kingdom	1	1
	19	37
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

Executive Officers of the Registrant
Paul Kinnon. Mr. Kinnon, age 53, has served as our President and Chief Executive Officer and a Director since September 2013. On October 31, 2014, Mr. Kinnon was appointed Interim Chief Financial Officer. Mr. Kinnon has more than 20 years of global leadership experience in innovative life science and diagnostics companies. From January through August 2013, he provided consulting services to the life science sector as a Partner at Arch Global Research. During a portion of this time, Mr. Kinnon provided consulting services to us. From January 2007 to December 2012, Mr. Kinnon was President, Chief Executive Officer and a Director of ZyGEM Corporation Limited, a biotechnology company, where he transformed the company from a regional enzyme provider into a leader in integrated microfluidic technologies for forensic and clinical diagnostic applications. From May 2006 to June 2007, Mr. Kinnon was Vice President & General Manager Environmental Diagnostics (later expanded to Applied Markets) at Invitrogen Corporation (now Life Technologies), a high growth life sciences and diagnostics firm, and from October 2004 until April 2006, he was Vice President, Global Strategic Alliances at Invitrogen. Previously, Mr. Kinnon also held business, sales and marketing roles of increasing responsibility at Guava Technologies, Inc., Cellomics, Inc. and other life science companies. Mr. Kinnon earned his Bachelor of Sciences degree in Applied Chemistry at Coventry University in the United Kingdom and holds a Diploma of Marketing. A petition in bankruptcy was filed against ZyGEM Corporation Limited in April 2013.
Recent Events
Amendment to Merger Agreement
As previously reported on October 13, 2016, Transgenomic, Merger Sub, and Precipio entered into the Merger Agreement pursuant to which Precipio will become a wholly-owned subsidiary of Transgenomic (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. Following the Merger, Transgenomic will change its name to Precipio, Inc. (“New Precipio”).
On February 2, 2017, Transgenomic, Merger Sub and Precipio entered into a First Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”) which provided for, among other things, the following: (a) the authorization of a line of credit up to $250,000 provided by Precipio to Transgenomic pursuant to an unsecured promissory note (as discussed below under the caption “Bridge Financing”); (b) the revision of the exchange ratio set forth in the Merger Agreement to provide that issued and outstanding common units of Precipio prior to the effective time of the Merger will be converted into the right to receive an amount of shares of New Precipio common stock (“New Precipio common stock”) equal to 79% of the issued and outstanding shares of New Precipio common stock (not taking into account the issuance of shares of convertible preferred stock of New Precipio (“New Precipio preferred stock”) in the Merger or related private placement); (c) the waiver as a condition to the closing of the Merger of the continual listing of the existing shares of Transgenomic’s common stock on the Nasdaq Capital Market; (d) the extension of the deadline pursuant to which a “shelf” registration statement on Form S-3 or other appropriate form is required to be filed by New Precipio with the Securities Exchange Commission to June 1, 2017; (e) the authorization for certain indebtedness of New Precipio to remain outstanding as of the effective date of the Merger; (f) the authorization of certain actions taken by each of Transgenomic and Precipio since the date the Merger Agreement; (g) the removal from the Merger Agreement of certain conditions to closing of the Merger; and (h) the extension of the date that either Transgenomic or Precipio may terminate the Merger Agreement if the Merger has not been consummated to June 30, 2017.
Conversion of Unsecured Convertible Promissory Notes
On January 20, 2015, Transgenomic entered into a series of Unsecured Convertible Promissory Notes with seven accredited investors (the “Investors”) in the principal amount of $925,000 (the “Notes”). Pursuant to the terms of the Notes, interest accrues at a rate of 6% per year and is due and payable by Transgenomic on December 31, 2016 (the “Maturity Date”). Transgenomic also issued, to its placement agent for the Notes, a convertible promissory note, upon the same terms and conditions as the Notes, in an aggregate principal amount equal to 5% of the proceeds received by Transgenomic, or $46,250 (the “Agent Note”). The Notes

are convertible into shares of Transgenomic’s common stock at the option of the Investors and as of December 31, 2016 $400,000 of the aggregate principal amount of the Notes, and accrued interest thereon, has been converted into an aggregate of 281,023 shares of Transgenomic’s common stock. On the Maturity Date, the then outstanding aggregate amount owed on the Notes and Agent Note of $638,016 ($571,250 in principal amount and $66,766 of accrued interest) became due. Pursuant to the terms of the Notes, Transgenomic’s failure to pay any principal or interest within 10 days of the date such payment is due would constitute an event of default (the “Prospective Event of Default”).
On January 10, 2017, the Investors executed a waiver of the Prospective Event of Default, pursuant to which, the Investors agreed to waive the Prospective Event of Default on the condition that Transgenomic and the Investors enter into definitive documentation evidencing the terms for an extended Maturity Date of the Notes and the Agent Note on or before January 16, 2017 (the “Waiver Deadline”).
On January 13, 2017, all but one Investor exercised their conversion rights relating to their respective Notes, including the Agent Note, and agreed to convert an aggregate amount of $499,359 of principal and interest due under the Notes and Agent Note into 416,133 shares of Transgenomic’s common stock. The Waiver Deadline was extended with respect to the remaining Investor who had exercised conversion rights (the “Non-Converting Investor”) so that the parties could continue to discuss a resolution of the Prospective Event of Default relating to such Investor’s Note with an outstanding amount due of $139,876 as of January 13, 2017 ($125,000 in principal amount and $14,876 of accrued interest).
On January 17, 2017, the Non-Converting Investor agreed to extend the Maturity Date of its Note pursuant to an amendment to the Note (the “Amendment”). The Amendment provides that two-thirds of the outstanding principal amount of the Note must be paid upon the earlier to occur of the close of Transgenomic’s merger with Precipio or June 16, 2017 (such applicable date, the “Deferred Maturity Date”). The remaining one-third of the principal amount outstanding on the Note must be paid on the six month anniversary of the Deferred Maturity Date (the “Extended Maturity Date”).
On the applicable Deferred Maturity Date, all accrued and unpaid interest on the Note as of the Deferred Maturity Date will be converted into shares of Transgenomic’s common stock at a conversion price based on the average closing price of Company common stock on The Nasdaq Stock Market LLC (“Nasdaq”) for the 20 consecutive trading days immediately preceding the date of conversion, but in no event will the conversion price be less than $0.25 per share. Interest that accrues on the remaining principal amount of the Note from the Deferred Maturity Date will be payable on the Extended Maturity Date, unless the Note is converted in which case such interest will be payable in shares of Transgenomic’s common stock as part of the conversion.
In exchange for extending the Maturity Date of the Note, Transgenomic will issue to the Non-Converting Investor on the applicable Deferred Maturity Date a warrant to purchase shares of Transgenomic’s common stock having an aggregate value of $6,250 with an exercise price to be determined as of the date of issuance of the warrant based on the average closing price of Company common stock on Nasdaq for the 20 consecutive trading days immediately preceding the date of issuance of the warrant, subject to the approval of Nasdaq if necessary. The warrant will expire two years from the date of issuance.
Delisting from Nasdaq
As previously disclosed, on February 17, 2017, Transgenomic received written notification from the staff of Nasdaq that, as a result of Transgenomic’s inability to maintain certain Nasdaq continued listing requirements, Nasdaq had determined to delist Transgenomic’s shares from Nasdaq. Accordingly, trading in Transgenomic’s shares was suspended, and on February 22, 2017, Transgenomic’s shares began trading on the OTCQB exchange under the ticker “TBIO”.
Change in Transgenomic’s Independent Registered Public Accounting Firm
On January 12, 2017, the Audit Committee (the “Audit Committee”) of the Board of Directors of Transgenomic approved the dismissal of Ernst & Young LLP (“Ernst & Young”) as Transgenomic’s independent registered public accounting firm and accordingly Transgenomic notified Ernst & Young of such action effective as of January 12, 2017.
The dismissal of Ernst & Young as Transgenomic’s independent registered public accounting firm did not result from any dissatisfaction with the quality of professional services rendered by Ernst & Young.

The audit reports of Ernst & Young on Transgenomic’s consolidated financial statements as of and for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles other than reference to substantial doubt about the Company's ability to continue as a going concern.
During Transgenomic’s two most recent fiscal years, and any subsequent interim period prior to termination of the client-auditor relationship with Ernst & Young on January 12, 2017, there were no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between Transgenomic and Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of such disagreements in their reports on Transgenomic’s consolidated financial statements with respect to such periods.
During Transgenomic’s two most recent fiscal years, and any subsequent interim period prior to termination of the client-auditor relationship with Ernst & Young on January 12, 2017, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K and the related instructions, except for the material weaknesses in Transgenomic’s internal control over financial reporting disclosed in its Form 10-K for the fiscal year ended December 31, 2014 (filed April 15, 2015), related to the design of controls over proper timing and recognition of revenue and over the elements used in Transgenomic’s analysis and evaluation of the allowance for doubtful accounts to ensure that the allowance for doubtful accounts was reasonably stated. The ineffectiveness of these controls did not result in an adjustment to the financial statements or a restatement of prior year financial statements. In response to the material weaknesses, Transgenomic’s management developed remediation plans to address the control deficiencies identified in 2014. These remediation actions were implemented during 2015 and included enhancements that included (i) with respect to revenue recognition, (a) a reconciliation of proof of delivery (fax confirmation) for invoiced and unbilled reports and (b) a review of error processing queues, among other steps, and (ii) with respect to allowances for doubtful accounts, (a) a review of the payor and client accounts receivable aging (b) review of write offs, (c) a review of current and historical payment trends and (d) a review of actual cash collections and a hindsight analysis, among other steps. Transgenomic’s management determined that these remediation actions were effectively designed and demonstrated effective operation for a sufficient period of time to enable Transgenomic’s management to conclude that the 2014 material weaknesses were remediated as of December 31, 2015.
Effective as of February 24, 2017, Transgenomic, as approved by the Audit Committee, engaged Marcum LLP (“Marcum”) as Transgenomic’s independent registered public accounting firm to audit Transgenomic’s consolidated financial statements for its fiscal year ended December 31, 2016.
During Transgenomic’s two most recent fiscal years ended December 31, 2014 and December 31, 2015 and in the subsequent interim period through February 24, 2017, neither Transgenomic nor anyone on its behalf consulted Marcum regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Transgenomic’s financial statements, in connection with which either a written report or oral advice was provided to Transgenomic that Marcum concluded was an important factor considered by Transgenomic in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.
Amendment to Loan and Security Agreement
On February 2, 2017, Transgenomic entered into the Termination and Tenth Amendment (the “Loan Agreement Amendment”) to its Loan and Security Agreement, dated March 13, 2013, with Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto (collectively, the “Lenders”), as amended, for a revolving line of credit and a term loan (as so amended, the “Loan Agreement”). The Loan Agreement Amendment, among other things, (i) provides that the Lenders will waive specified events of default under the terms of the Loan Agreement until the effective time of the Merger (or the termination of the Merger Agreement in accordance with its terms), (ii) provides for the conversion of all outstanding indebtedness owed to the Lenders under the Loan Agreement (the “Outstanding Indebtedness”) into shares of Transgenomic common stock and preferred stock (collectively, the “Conversion Shares”) effective as of the closing date of the Merger and (iii) the termination of the Loan Documents (as defined in the Loan Agreement) and the termination and release of all security interests and liens of the Lenders in the Collateral (as defined in the Loan Agreement) in each case immediately following the conversion of the Outstanding Indebtedness into Conversion Shares.

The effectiveness of certain provisions in the Loan Agreement Amendment, including provisions relating to conversion of the Conversion Shares and termination of the Loan Documents, is conditioned on, among other things, the consummation of the Merger, and, in the event that the Merger is not consummated, these provisions in the Loan Agreement Amendment will terminate.
As noted above, in connection with the Loan Agreement Amendment, the Lenders have agreed to convert the outstanding principal and accrued interest under the Loan Agreement into (i) approximately 10.4 million shares of New Precipio common stock immediately prior to the effectiveness of the Merger at a price equal to $0.50 per share and (ii) 24.1 million shares of New Precipio preferred stock. As of December 31, 2016, the outstanding amount owed under the Loan Agreement was approximately $7.2 million of principal and $0.6 million of accrued interest. The issuance of the Conversion Shares is subject to the approval of the Transgenomic stockholders in accordance with Nasdaq Capital Market listing rules.
The Lenders are affiliates of Third Security, LLC, whose affiliates hold more than 10% of the outstanding voting stock of Transgenomic. Additionally, Doit L. Koppler II, a director of Transgenomic, is affiliated with Third Security, LLC and its affiliates.
Legal Proceedings
Transgenomic is subject to a number of claims of various amounts that arise out of the normal course of its business. In addition to the claims described in this “Legal Proceedings” section, Transgenomic is delinquent on the payment of outstanding accounts payable amounting to approximately $0.6 million with certain of Transgenomic’s vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.
On February 25, 2016, UNMC filed a lawsuit against Transgenomic in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by Transgenomic to UNMC. Transgenomic and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay $0.4 million to UNMC in installments over a period of time. As of March 15, 2017, Transgenomic’s initial payment due to UNMC under their settlement agreement is delinquent. Transgenomic and UNMC are currently in discussions to extend the date of Transgenomic’s intial payment due to UNMC. A $0.4 million and $0.7 million liability has been recorded and is reflected in accrued expenses at December 31, 2016 and December 31, 2015, respectively.
In addition, on April 13, 2016, Fox Chase filed a lawsuit against Transgenomic in the Court of Common Pleas, alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment, fraudulent conversion and conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement between Transgenomic and Fox Chase ( the “License Agreement”) as well as the assignment of certain of Transgenomic’s rights under the License Agreement to IDT pursuant to the IDT Agreement. Pursuant to the terms of the IDT Agreement, Transgenomic agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. On July 8, 2016, the Court of Common Pleas sustained Transgenomic’s preliminary objections to several of Fox Chase’s claims and dismissed the claims for tortious interference, fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case has been narrowed so that only certain contract claims and an unjust enrichment claim remain pending against Transgenomic. Transgenomic believes that it has good and substantial defenses to the claims asserted by Fox Chase. Transgenomic is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by Transgenomic as of the date of filing of this Annual Report on Form 10-K. Furthermore, there is no guarantee that Transgenomic will prevail in this suit or receive any damages or other relief if it does prevail.
On June 23, 2016, Mount Sinai filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by Transgenomic to Mount Sinai for services rendered. Transgenomic and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. A $0.7 million liability has been recorded and is reflected in accrued expenses at December 31, 2016. Effective as of February 1, 2017, Transgenomic and Mount Sinai agreed to amend the terms of their settlement agreement to extend the date of Transgenomic’s initial payment due to Mount Sinai.
On December 19, 2016, Todd Smith filed a lawsuit against Transgenomic in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by Transgenomic to Todd Smith for costs and damages arising from a breach of Transgenomic’s obligations pursuant to lease agreement between the parties. Transgenomic and Todd Smith are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability.

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 4, 2017, XIFIN filed an application for an entry of default by the clerk of the court against us. A $0.21 million liability has been recorded and is reflected in accrued expenses at December 31, 2016.

We and Science Park Development Corporation (“SPDC”) entered into that certain Lease dated as of December 31, 2011, as modified by the First Amendment to Lease dated as of June 18, 2013, as further modified by a letter agreement dated as of February 2, 2015, as modified by the Second Amendment to Lease dated as of June 26, 2015 (the “ SPDC Lease”). In November 2016, SPDC alleged that we defaulted on our obligations under the SPDC Lease. Specifically, SPDC alleges that we failed to pay approximately $0.4 million in rental payments due under the SPDC Lease and that we vacated a portion of the leased premises in violation of the terms of the SPDC Lease. Transgenomic and SPDC entered into a settlement agreement dated March 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay approximately $0.4 million to SPDC in installments over a period of time.
CPA Global provides us with certain patent management services. On February 7, 2017, CPA Global claimed that we owe CPA Global approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately $0.2 million has been recorded and is reflected in accrued expenses at December 31, 2016.
On March 9, 2016, counsel for Edge BioSystems, Inc. (“EdgeBio”) sent a demand letter on behalf of EdgeBio to us in connection with the terms of that certain Asset Purchase Agreement dated September 8, 2015 (the “EdgeBio Agreement”). EdgeBio alleges, among other things, that certain customers of EdgeBio erroneously remitted payments to us, that such payments should have been paid to EdgeBio and that we failed to remit these funds to EdgeBio in violation of the terms of the EdgeBio Agreement. On September 13, 2016, we received a demand for payment letter from EdgeBio’s counsel alleging that the balance due to EdgeBio is approximately $0.1 million. A liability of approximately $0.1 million has been recorded and is reflected in accrued expenses at December 31, 2016.
On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we have a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  As a result, he alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereafter.  Although we intend to defend the lawsuit, there can be no assurance regarding the ultimate outcome of this case. Given the uncertainty of litigation, the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.

Item 1A.	Risk Factors.
We have a history of operating losses and may incur losses in the future.
We have experienced annual losses from continuing operations since inception of our operations. Our operating loss from continuing operations for the years ended December 31, 2016 and 2015 was $7.8 million and $8.9 million, respectively. These historical losses have been due principally to the expenses that we have incurred in order to develop and market our products, the fixed nature of our manufacturing costs and merger and acquisition costs.
Recurring operating losses raise substantial doubt about our ability to continue as a going concern.

We have incurred substantial operating losses and have used cash in our operating activities for the past several years. As of December 31, 2016, we had negative working capital of approximately $19.3 million.

The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2016 states that our independent registered public accounting firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2016 to cover our operating and capital requirements for the next 12 month period from issuance of the Form 10-K. If that is the case, and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. Additionally, as of December 31, 2016, we do not believe that we will have sufficient cash to meet our operating requirements for at least the next 12 month period from issuance of the Form 10-K. Our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.
Our ability to continue as a going concern is dependent upon a combination of completing our planned merger with Precipio, generating additional revenue, improving cash collections, potentially selling underutilized assets and/or product lines related to discontinued operations and, if needed, raising necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. There is no assurance that we will complete the merger in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue its operations.

We have substantial debt and other financial obligations and we may incur even more debt, and we are in default under our loan agreement with affiliates of Third Security, LLC, which means that the lenders under the loan agreement have the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the amounts owed to them, including foreclosing on their security interest, each of which could adversely affect us.

Our revolving line of credit and term loan with affiliates of Third Security, LLC, a related party (the “Lenders”), are governed by a Loan and Security Agreement, as amended (the “Loan and Security Agreement”), which contains certain affirmative and negative covenants. As of December 31, 2016, we had borrowings of $7.2 million under the Loan and Security Agreement. Under the term loan, we agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. To secure the repayment of amounts borrowed under the revolving line of credit and term loan, we granted the Lenders a security interest in all of our assets. As of December 31, 2016, we were not in compliance with the Loan and Security Agreement, as amended by the Ninth Amendment, due to the fact that we did not make the required monthly interest payments during the third and fourth quarter and had not received a waiver for the non-compliance.

On February 2, 2017, Transgenomic entered into the Termination and Tenth Amendment (the “Loan Agreement Amendment”) to the Loan and Security Agreement. The Loan Agreement Amendment, among other things, (i) provides that the Lenders will waive specified events of default under the terms of the Loan and Security Agreement until the effective time of the Merger (or the termination of the Merger Agreement in accordance with its terms), (ii) provides for the conversion of all outstanding indebtedness owed to the Lenders under the Loan and Security Agreement (the “Outstanding Indebtedness”) into shares of Transgenomic common stock and preferred stock (collectively, the “Conversion Shares”) effective as of the closing date of the Merger and (iii) the termination of the Loan Documents (as defined in the Loan and Security Agreement) and the termination and release of all security interests and liens of the Lenders in the Collateral (as defined in the Loan and Security Agreement) in each case immediately following the conversion of the Outstanding Indebtedness into Conversion Shares.

The effectiveness of certain provisions in the Loan Agreement Amendment, including provisions relating to conversion of the Conversion Shares and termination of the Loan Documents, is conditioned on, among other things, the consummation of the Merger, and, in the event that the Merger is not consummated, these provisions in the Loan Agreement Amendment will terminate.

As noted above, in connection with the Loan Agreement Amendment, the Lenders have agreed to convert the outstanding principal and accrued interest under the Loan and Security Agreement into (i) approximately 10.4 million shares of the combined company’s common stock immediately prior to the effectiveness of the Merger at a price equal to $0.50 per share and (ii) 24.1 million shares of the combined company’s preferred stock. As of December 31, 2016, the outstanding amount owed under the Loan and Security Agreement was approximately $7.2 million of principal and $0.6 million of accrued interest. The issuance of the Conversion Shares is subject to the approval of the Transgenomic stockholders in accordance with Nasdaq Capital Market listing rules.

The Lenders are affiliates of Third Security, LLC, whose affiliates hold more than 10% of the outstanding voting stock of Transgenomic. Additionally, Doit L. Koppler II, a director of Transgenomic, is affiliated with Third Security, LLC and its affiliates.

In the event that the Merger is not consummated, we may be required to further amend our Loan and Security Agreement, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, based upon our actual performance levels, our covenants relating to income, debt coverage and cash flow and minimum working capital requirements could limit our ability to incur additional debt, which could hinder our ability to execute on our current business strategy. Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Our existing indebtedness could adversely affect our ability to fulfill our obligations and may place us at a competitive disadvantage in our industry.
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
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In addition to the claims described in this Item 1A, we are delinquent on the payment of outstanding accounts payable amounting to approximately $0.6 million with certain of our vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.
Specifically, on February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay $0.4 million to UNMC in installments over a period of time. The settlement amount has been recorded and is reflected in accrued expenses at December 31, 2016. As of March 15, 2017, Transgenomic’s initial payment due to UNMC under its settlement agreement is delinquent. Transgenomic and UNMC are currently in discussions to extend the date of Transgenomic’s initial payment due to UNMC.
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
On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. The settlement amount has been recorded and is reflected in accrued expenses at December 31, 2016. Effective as of February 1, 2017, we and Mount Sinai agreed to amend the terms of our settlement agreement to extend the date of our initial payment due to Mount Sinai.
On December 19, 2016, Todd Smith filed a lawsuit against Transgenomic in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by Transgenomic to Todd Smith for costs and damages arising from a breach of Transgenomic’s obligations pursuant to lease agreement between the parties. Transgenomic and Todd Smith are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability.
On February 21, 2017, XIFIN filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 4, 2017, XIFIN filed an application for an entry of default by the clerk of the court against us. A $0.21 million liability has been recorded and is reflected in accrued expenses at December 31, 2016.
We and Science Park Development Corporation (“SPDC”) entered into that certain Lease dated as of December 31, 2011, as modified by the First Amendment to Lease dated as of June 18, 2013, as further modified by a letter agreement dated as of February 2, 2015, as modified by the Second Amendment to Lease dated as of June 26, 2015 (the “SPDC Lease”). In November 2016, SPDC alleged that we defaulted on our obligations under the SPDC Lease. Specifically, SPDC alleges that we failed to pay approximately $0.4 million in rental payments due under the SPDC Lease and that we vacated a portion of the leased premises in violation of the terms of the SPDC Lease. Transgenomic and SPDC entered into a settlement agreement dated March 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay approximately $0.4 million to SPDC in installments over a period of time.
CPA Global provides us with certain patent management services. One February 6, 2017, CPA Global claimed that we owe CPA Global approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately $0.2 million has been recorded and is reflected in accrued expenses at December 31, 2016.
On March 9, 2016, counsel for EdgeBio sent a demand letter on behalf of EdgeBio to us in connection with the terms of the EdgeBio Agreement. EdgeBio alleges, among other things, that certain customers of EdgeBio erroneously remitted payments to us, that such payments should have been paid to EdgeBio and that we failed to remit these funds to EdgeBio in violation of the terms of the EdgeBio Agreement. On September 13, 2016, we received a demand for payment letter from EdgeBio’s counsel alleging that the balance due to EdgeBio is approximately $0.1 million. A liability of approximately $0.1 million has been recorded and is reflected in accrued expenses at December 31, 2016.

On February 17, 2017, Campbell filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we have a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  As a result, he alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereafter.  Although we intend to defend the lawsuit, there can be no assurance regarding the ultimate outcome of this case. Given the uncertainty of litigation, the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.
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
At December 31, 2016, we had obligations to issue 8,265,584 shares of common stock upon exercise of outstanding stock options, warrants or conversion rights. The issuance of these securities may be dilutive to our current stockholders and could negatively impact the market price of our common stock.
Our common stock is thinly traded and a large percentage of our shares are held by a small group of unrelated, institutional owners.
At December 31, 2016, we had 26,446,927 shares of common stock outstanding. The sale of a significant number of shares into the public market has the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market’s ability to absorb the stock. This presents an opportunity for short sellers to contribute to the further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of our stock in the market. In addition, the large concentration of our shares are held by a small group of stockholders which could result in increased volatility in our stock price due to the limited number of shares available in the market.
We have previously identified material weaknesses and ineffective internal controls that could impact our business and financial results.
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
Our common stock was delisted from Nasdaq and began trading on the over-the-counter markets, which may negatively impact the price of our common stock and our ability to access the capital markets.
On February 22, 2017, the Nasdaq Stock Market LLC (“Nasdaq”) suspended trading of our common stock on the Nasdaq Capital Market and, in April 2017, our common stock will be delisted. Our common stock is currently trading on the over-the-counter markets, which could adversely affect the liquidity of our common stock. Stocks traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason. Some significant material adverse consequences of trading on the over-the-counter markets may include:

•	a limited availability of market quotations for our common stock;

•	a reduced amount of news and analyst coverage for us;

•	a decreased ability to issue additional securities or obtain additional financing in the future;

•	reduced liquidity for our stockholders;

•	potential loss of confidence by partners and employees; and

•	loss of institutional investor interest and fewer business development opportunities.

The Merger is subject to the completion of the related private placement, which is subject to its own certain conditions, and therefore may not be completed.
It is a condition to the completion of the Merger that we will have consummated the related private placement. The purchase agreement for the shares of the combined company’s preferred stock has not yet been entered into and the private placement is subject to due diligence and legal review. There can be no assurance that all of these conditions will be satisfied or that we will be able to consummate the private placement.

Failure to complete the Merger, the conversion of the secured debt and the related private placement could negatively impact our stock price and our future business and financial results.

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

The announcement and pendency of the Merger may cause disruptions in our business, which could have an adverse effect on our businesses, financial conditions or results of operations.

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

The Merger is subject to the receipt of consents and approvals that may not be received.

The Merger Agreement provides that the parties cannot complete the Merger unless they receive various consents and approvals from Nasdaq and other third parties. While we believe that we will receive the requisite approvals, there can be no assurance that such approvals will be received.

Our stockholders will experience a significant reduction in percentage ownership and voting power with respect to the Transgenomic common stock you currently own as a result of the Merger with Precipio and the related private placement and the exercise or exchange of the Warrants.

In connection with the Merger, the combined company will issue approximately 160.6 million shares of the combined company’s common stock, as well as approximately 24.1 million shares of the combined company’s preferred stock, pursuant to the Merger Agreement, approximately 24.1 million shares of the combined company’s preferred stock and approximately 10.4 million shares of the combined company’s common stock in a related private placement in exchange for certain of our indebtedness, approximately 56.2 million shares of the combined company’s preferred stock to investors in a related private placement and approximately 104.4 million shares of the combined company’s common stock issuable upon conversion of the combined company’s preferred stock. In addition, the exercise or exchange of the Warrants will result in the issuance of 3.0 million shares of our common stock that would not have otherwise been issuable without stockholder approval. Upon completion of the Merger, the conversion of secured debt and the private placement, the existing holders of our common stock will own approximately 9% of the fully diluted combined company’s common stock. Therefore, following the completion of the Merger and the private placement and the exercise or exchange of the Warrants, existing stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power relative to their respective percentage ownership interests in our common stock and effective voting power prior to the Merger. This reduction in ownership and voting power will decrease our existing stockholders’ ability to influence the election of directors and other matters. In addition, the issuance of shares of our common stock could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent the shares are issued, existing stockholders may experience dilution in their earnings.

While the Merger is pending, we will be subject to contractual limitations that could adversely affect our business.

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

The Merger Agreement restricts our ability to pursue certain alternatives to the Merger and requires us to pay a reverse termination fee to Precipio if we do.

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

We have incurred and will continue to incur substantial expenses in connection with the Merger.

We have incurred and will incur additional substantial expenses in connection with the Merger, whether or not the Merger is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. If the Merger is not consummated, we will be responsible for our own expenses, which are not reimbursable in the event the Merger does not occur. Upon completion of the merger, the amount of transaction costs, including the amount of Precipio’s transaction costs, will, in effect, reduce the cash reserves available for the combined company to pursue its plan of business.

We may not be able to complete the Merger and may elect to pursue another strategic transaction similar to the Merger or a financing, which may not occur on commercially reasonably terms or at all.

There is no assurance that we will complete the Merger in a timely manner or at all. The Merger Agreement is subject to many closing conditions and termination rights. If we do not complete the Merger, our Board of Directors may elect to attempt to complete another strategic transaction similar to the Merger or a financing. Such attempts will likely be costly and time consuming, and there is no assurance that a future strategic transaction or financing will occur on commercially reasonable terms or at all.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table summarizes certain information regarding our leased facilities. Annual rent amounts presented in the table are reflected in thousands.

Location	Function	Square Footage	2017 Scheduled Rent	Lease Term Expires
Omaha, Nebraska	Multi Functional (1)	18,265	$226	July 2022

(1)	Multi Functional facilities include functions related to manufacturing, services, sales and marketing, research and development and/or administration.

We believe that this facility is adequate to meet our current and planned needs. We believe that if additional space is needed in the future, we could find alternate space at competitive market rates without a substantial increase in cost.

Previously, we leased a facility in New Haven, Connecticut pursuant to that certain Lease between us and Science Park Development Corporation (“SPDC”), dated as of December 31, 2011, as modified by the First Amendment to Lease dated as of June 18, 2013, as further modified by a letter agreement dated as of February 2, 2015, as modified by the Second Amendment to Lease dated as of June 26, 2015 (the “SPDC Lease”). In November 2016, SPDC alleged that we defaulted on our obligations under the SPDC Lease. Specifically, SPDC alleges that we failed to pay approximately $0.4 million in rental payments due under the SPDC Lease and that we vacated a portion of the leased premises in violation of the terms of the SPDC Lease. Transgenomic and SPDC entered into a settlement agreement dated March 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay approximately $0.4 million to SPDC in installments over a period of time.

Item 3.	Legal Proceedings.
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In addition to the claims described in this Item 3, we are delinquent on the payment of outstanding accounts payable amounting to approximately $0.6 million with certain of our vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.
On February 25, 2016, UNMC filed a lawsuit against us in the District Court of Douglas County, Nebraska for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. We and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a settlement of the outstanding liability and a mutual general release of claims, and our agreement to pay $0.4 million to UNMC in installments over a period of time. As of March 15, 2017, our initial payment due to UNMC under the settlement agreement is delinquent. We and UNMC are currently in discussions to extend the date of our initial payment due to UNMC.
In addition, on April 13, 2016, Fox Chase filed a lawsuit against us in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania Civil Trial Division (the “Court of Common Pleas”), alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment, fraudulent conversion and conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement we entered into with Fox Chase in August 2000, as amended (the “License Agreement”), as well as the assignment of certain of our rights under the License Agreement to Integrated DNA Technologies, Inc. (“IDT”), pursuant to the Surveyor Kit Patent, Technology and Inventory Purchase Agreement we entered into with IDT effective as of July 1, 2014 (the “IDT Agreement”). Pursuant to the terms of the IDT Agreement, we agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. On July 8, 2016, the Court of Common Pleas sustained our preliminary objections to several of Fox Chase’s claims and dismissed the claims for tortious interference, fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case has been narrowed so that only certain contract claims and an unjust enrichment claim remain pending against us. We believe that we have good and substantial defenses to the claims asserted by Fox Chase. However, there is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
On June 23, 2016, Mount Sinai filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. Effective as of February 1, 2017, we and Mount Sinai agreed to amend the terms of our settlement agreement to extend the date of our initial payment due to Mount Sinai.
On December 19, 2016, Todd Smith filed a lawsuit against Transgenomic in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by Transgenomic to Todd Smith for costs and damages arising from a breach of Transgenomic’s obligations pursuant to lease agreement between the parties. We and Todd Smith are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability.
On February 21, 2017, XIFIN filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 4, 2017, XIFIN filed an application for an entry of default by the clerk of the court against us. A $0.21 million liability has been recorded and is reflected in accrued expenses at December 31, 2016.
We and Science Park Development Corporation (“SPDC”) entered into that certain Lease dated as of December 31, 2011, as modified by the First Amendment to Lease dated as of June 18, 2013, as further modified by a letter agreement dated as of February 2, 2015, as modified by the Second Amendment to Lease dated as of June 26, 2015 (the “SPDC Lease”). In November 2016, SPDC alleged that we defaulted on our obligations under the SPDC Lease. Specifically, SPDC alleges that we failed to pay approximately $0.4 million in rental payments due under the SPDC Lease and that we vacated a portion of the leased premises in violation of the terms of the SPDC Lease. Transgenomic and SPDC entered into a settlement agreement dated March 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay approximately $0.4 million to SPDC in installments over a period of time.
CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe CPA Global approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately $0.2 million has been recorded and is reflected in accrued expenses at December 31, 2016.
On March 9, 2016, counsel for EdgeBio sent a demand letter on behalf of EdgeBio to us in connection with the terms of the EdgeBio Agreement. EdgeBio alleges, among other things, that certain customers of EdgeBio erroneously remitted payments to us, that such payments should have been paid to EdgeBio and that we failed to remit these funds to EdgeBio in violation of the terms of the EdgeBio Agreement. On September 13, 2016, we received a demand for payment letter from EdgeBio’s counsel alleging that the balance due to EdgeBio is approximately $0.1 million. A liability of approximately $0.1 million has been recorded and is reflected in accrued expenses at December 31, 2016.
On February 17, 2017, Campbell filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we have a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  As a result, he alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereafter.  Although we intend to defend the lawsuit, there can be no assurance regarding the ultimate outcome of this case. Given the uncertainty of litigation, the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.
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
Market Information.  Our common stock was suspended from trading on the Nasdaq Capital Market on February 17, 2017, and is subject to delisting in April 2017. On February 22, 2017, our shares began trading on the OTCQB exchange under the ticker “TBIO”.
The following table sets forth the high and low closing prices for our common stock on the Nasdaq Capital Market during each of the quarters of 2016 and 2015. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2016
First Quarter	$1.08	$0.54
Second Quarter	$0.73	$0.50
Third Quarter	$0.58	$0.28
Fourth Quarter	$0.37	$0.16
Year Ended December 31, 2015
First Quarter	$3.90	$1.41
Second Quarter	$2.63	$1.39
Third Quarter	$1.72	$0.92
Fourth Quarter	$1.36	$0.75

Performance Graph.    We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.
Holders.    At March 24, 2017, there were 26,868,062 shares of our common stock outstanding and approximately 76 holders of record.
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
Issuance of Unregistered Securities.
From January 1, 2016, through December 31, 2016, we consummated the following transactions involving the issuance of unregistered securities:

•
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

•
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

Issuer Purchases of Equity Securities.   We made no purchases of our common stock during the year ended December 31, 2016. Therefore, tabular disclosure is not presented.

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
Transgenomic, Inc. (“we”, “us”, “our”, the “Company” or “Transgenomic”) is a biotechnology company advancing personalized medicine for the detection and treatment of cancer and integrated diseases through our proprietary molecular technologies and clinical and research services. A key goal is to bring our Multiplexed ICE COLD-PCR (“MX-ICP”) product to the clinical market through strategic partnerships and licensing agreements, enabling the use of blood and other bodily fluids for more effective and patient-friendly diagnosis, monitoring and treatment of cancer.

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
The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2016 are not necessarily indicative of results that may be attained in the future.

Executive Summary
2016 Results of Continuing Operations

Net sales for the year ended December 31, 2016 of $1.6 million decreased $0.4 million or 19% versus the $1.9 million reported for the year ended December 31, 2015. The decrease primarily reflects a decrease in sales of our contract laboratory services.

Gross profit was a negative $0.2 million for the year ended December 31, 2016. The negative gross margin is due to revenues that were insufficient to cover our laboratory's fixed direct costs.

Operating expenses of $7.6 million for the year ended December 31, 2016 were $1.3 million lower than the comparable 2015 period. This is due to decreases in stock compensation costs, research and development expenses and franchise taxes in 2016 as compared to 2015.

The loss from operations for the year ended December 31, 2016 was $7.8 million, versus $8.9 million for the comparable 2015 period, due to the lower operating expenses offset by a decrease in net sales.

We reported a net loss from continuing operations of $8.3 million in 2016 as compared to $9.9 million for the year ended December 31, 2015.

2016 Overview and Recent Highlights
We are a biotechnology company advancing personalized medicine for the detection and treatment of cancer and integrated diseases through our proprietary molecular technologies and clinical and research services. A key goal is to bring our Multiplexed ICE COLD-PCR (“MX-ICP”) product to the clinical market through strategic partnerships and licensing agreements, enabling the use of blood and other bodily fluids for more effective and patient-friendly diagnosis, monitoring and treatment of cancer.

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

•
Leading Clinical Laboratory Services Provider LifeLabs Selects ICE COLD-PCR (ICP) as Its Mutation Enrichment Platform - In January 2017, we announced a licensing agreement with leading Canadian laboratory services provider LifeLabs, which has selected our ICP technology as its mutation enrichment platform for cancer testing. LifeLabs intends to use ICP with tissue samples and is receiving a three-year non-exclusive license to the ICP technology in Canada. The three-year renewable agreement also allows LifeLabs to benefit from technology improvements and additional product launches during its term.

Merger and Related Transactions
Merger Agreement
On October 12, 2016, Transgenomic, New Haven Labs Inc., a wholly owned subsidiary of Transgenomic (“Merger Sub” and, together with Transgenomic, the “Transgenomic Parties”), and Precipio Diagnostics, LLC (“Precipio”) entered into an Agreement and Plan of Merger (as amended by the Merger Agreement Amendment (as defined below) the “Merger Agreement”) pursuant to which Precipio will become a wholly owned subsidiary of Transgenomic (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. On February 2, 2017, Transgenomic, Merger Sub and Precipio entered into a First Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”) which provided for, among other things, the revision of the exchange ratio set forth in the Merger Agreement, the waiver and removal of certain closing conditions and the authorization of certain actions taken by each of Transgenomic and Precipio since the date the Merger Agreement. The parties expect the Merger to close in the second quarter of 2017.
Upon the effectiveness of the Merger (the “Effective Time”), (i) the outstanding common units of Precipio will be converted into the right to receive approximately 160.6 million shares of common stock of New Precipio (“New Precipio common stock”), together with cash in lieu of fractional units, which will result in Precipio common unit holders owning approximately 52% of the issued and outstanding shares of New Precipio common stock on a fully diluted basis, taking into account the issuance of shares of convertible preferred stock of New Precipio (“New Precipio preferred stock”) in the Merger and the private placement as discussed below (the “fully diluted New Precipio common stock”) and (ii) the outstanding preferred units of Precipio will be converted into the right to receive approximately 24.1 million shares of New Precipio preferred stock with an aggregate face amount equal to $3.0 million (based upon the purchase price of the new preferred stock of New Precipio in the new preferred stock financing), which will result in the Precipio preferred unit holders owning approximately 8% of the fully diluted New Precipio common stock.
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
Completion of the Merger is subject to various conditions, including, among others: (i) approval of the holders of a majority of Transgenomic’s shares of outstanding common stock, (ii) approval of the requisite amount of the members of Precipio, (iii) approval of an amendment to the Certificate of Incorporation of Transgenomic contemplating the New Preferred Stock Financing (described below) and changing the name of Transgenomic to Precipio, Inc. or such other name as determined by Precipio, (iv) obtaining certain third party consents, (v) the absence of any judgment, injunction, order or decree prohibiting or enjoining the completion of the Merger, (vi) consummation of the New Preferred Stock Financing, (vii) approval of listing of New Precipio common stock on Nasdaq, (viii) the conversion of all outstanding membership interests of Precipio into common units or preferred units which wil be converted into New Precipio common stock or New Precipio preferred stock as Merger consideration, as applicable, (ix) increase in the size of the Transgenomic board by two members and the appointment of designees in accordance with the Merger Agreement and (x) the lock-up of certain Transgenomic stockholders and Precipio members.
Upon completion of the merger, New Precipio will be required to meet the initial listing requirements to maintain the listing and continued trading of its shares on Nasdaq. These initial listing requirements are more difficult to achieve than the continued listing requirements. Pursuant to the Merger Agreement, Transgenomic agreed to use its commercially reasonable efforts to cause the shares of Transgenomic common stock being issued in the merger to be approved for listing on Nasdaq at or prior to the effective time of the merger. Based on information currently available to Transgenomic, Transgenomic anticipates that its stock will be unable to meet the $4.00 (or, to the extent applicable, $3.00) minimum bid price initial listing requirement at the closing of the merger unless it effects a reverse stock split. On October 31, 2016, the stockholders of Transgenomic authorized the Transgenomic Board to effect a reverse stock split of the shares of Transgenomic common stock at a ratio of between one-for-ten to one-for-thirty. In addition, often times a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split.
In addition, the obligation of the parties to complete the Merger is subject to certain other conditions, including (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of each party with its covenants in all material respects and (iii) no material adverse effect of either party.
The Merger Agreement contains certain termination rights for both the Transgenomic Parties and Precipio. Either may terminate the Merger Agreement if the Merger is not completed on or before the date that is six months following the date of the Merger Agreement. In the Merger Agreement Amendment, this date was extended to June 30, 2017. Moreover, either party may terminate the Merger Agreement if the other party changes its recommendation to its security holders to approve the Merger and the related transactions or enter into an agreement with a third party regarding a Superior Proposal.
If the Merger Agreement is terminated by Precipio or Transgenomic pursuant to (i) the Transgenomic board failing to recommend that Transgenomic’s stockholders vote to approve the issuance of New Precipio common stock in connection with the merger; (ii) Transgenomic failing to include in this proxy statement a recommendation by the Transgenomic board to vote in favor of the each of the proposals in this proxy statement; (iii) the Transgenomic board failing to make, withholding, withdrawing, amending, changing, qualifying or publicly proposing to withhold, withdraw, amend, change or qualify in a manner adverse to Precipio, its recommendation that the stockholders of Transgenomic vote in favor and adopt each of the proposals in this proxy statement, knowingly making any public statement inconsistent with such recommendation, failing to recommend against acceptance of any alternate acquisition proposal within ten business days after the public announcement of any such alternate acquisition proposal, approving, adopting, recommending or proposing publicly to approve, adopt or recommend any alternate acquisition proposal, or making any public statement inconsistent with its recommendation; (iv) Transgenomic entering into any letter of intent or similar document or any contract relating to any alternate acquisition proposal or (v) Transgenomic entering into a definitive agreement to effect an alternate acquisition proposal, then Transgenomic shall pay to Precipio, by wire transfer of immediately available funds within three business days after termination of the Merger Agreement, a nonrefundable fee in an amount equal to $256,500.
If the Merger Agreement is terminated by Transgenomic or Precipio pursuant to (i) Precipio’s board of managers failing to recommend that its members vote or act by written consent to approve the merger; (ii) Precipio’s board of managers failing to make, withholding, withdrawing, amending, changing, qualifying or publicly proposing to withhold, withdraw, amend, change or qualify in a manner adverse to Transgenomic, its recommendation that the members of Precipio vote in favor of each of the merger, the execution of the Merger Agreement and the consummation of the transaction contemplated therein, knowingly making any public statement inconsistent with such recommendation, failing to recommend against acceptance of any alternate acquisition proposal within ten business days after the public announcement of any such alternate acquisition proposal, approving, adopting, recommending or proposing publicly to approve, adopt or recommend any alternate acquisition proposal, or making any public statement inconsistent with its recommendation; (iii) Precipio entering into any letter of intent or similar document or any contract relating to any alternate acquisition proposal; or (iv) Precipio entering into a definitive agreement to effect an alternate acquisition proposal, Precipio shall pay to Transgenomic, by wire transfer of immediately available funds within three business days after termination of the Merger Agreement, a nonrefundable fee in an amount equal to $256,500.
In connection with entering into the Merger Agreement, Transgenomic and members and warrantholders of Precipio (collectively, the “Supporting Members”), entered into a voting agreement (the “Precipio Voting Agreement”) pursuant to which the Supporting Members agreed to, among other things, (i) authorize and approve the Merger Agreement and the transactions contemplated thereby and (ii) vote against any Acquisition Proposal (as defined in the Merger Agreement). Collectively, the shares held by the Supporting Members represent approximately 71% of Precipio’s issued and outstanding membership interests.
Precipio and certain Transgenomic stockholders (the “Supporting Stockholders”) also entered into a voting agreement (the “Transgenomic Voting Agreement”) pursuant to which the Supporting Stockholders agreed to, among other things, (i) authorize and approve the Merger Agreement and the transactions contemplated thereby and (ii) vote against any Acquisition Proposal (as defined in the Merger Agreement). Collectively, the shares held by the Supporting Stockholders represent approximately 31.84% of Transgenomic’s voting stock.
The Merger Agreement also provides that the combined company will enter into employment agreements with certain employees of Precipio at the Effective Time and that the officers of the combined company will be agreed to by the parties prior to the Effective Time.
Conversion of Secured Debt
In connection with the Merger, at the Effective Time, in addition to the New Precipio preferred stock to be issued to holders of preferred units of Precipio, New Precipio also will issue shares of New Precipio preferred stock and New Precipio common stock to holders of certain secured indebtedness of Transgenomic, whereby such holders will receive in exchange for such indebtedness, approximately 24.1 million shares of New Precipio Preferred Shares in an amount equal to $3.0 million, which represents approximately 8% of the fully diluted New Precipio common stock, and approximately 10.4 million shares of New Precipio common stock, which represents approximately 3% of the fully diluted New Precipio common stock.
Private Placement
In addition and as a condition to the Merger and conversion of secured debt, New Precipio also will issue shares of New Precipio preferred stock and New Precipio common stock in a related private placement, whereby New Precipio will issue for cash up to approximately 56.2 million shares of New Precipio preferred stock for $7.0 million to investors in a private placement, which represents approximately 18% of the fully diluted New Precipio common stock.
The New Precipio preferred stock issued in the Merger, the conversion of secured debt and the private placement will be issued based on a $25 million pre-money equity valuation of New Precipio and will represent, in the aggregate, approximately 34% of the fully diluted New Precipio common stock.
The New Precipio preferred stock to be issued in the Merger and the private placement will be new designations of preferred shares effectuated by a Certificate of Designation amending Transgenomic’s Certificate of Incorporation. The cash proceeds received from the private placement will be used to finance the Merger, for working capital and growth capital to expand into new markets.
The shares of New Precipio preferred stock may be convertible into New Precipio common stock any time at an applicable conversion price. Certain material corporate events also will require the consent of a supermajority of holders of the New Precipio preferred stock. In the event of New Precipio’s liquidation, dissolution or winding up, holders of the New Precipio preferred stock will be entitled to receive assets or surplus funds of New Precipio in an amount equal to the greater of (i) 1.5 times the original purchase price of the New Precipio preferred stock, plus an amount equal to all unpaid and accrued dividends and dividend equivalents and (ii) the amount that would be payable on the New Precipio preferred stock if it were converted into New Precipio common stock (the “Liquidation Preference”). This Liquidation Preference also would be due in the event of a future merger or sale of New Precipio, unless a supermajority of holders of New Precipio preferred stock elect otherwise. The New Precipio preferred stock will be entitled to an annual 8% cumulative payment in lieu of interest or dividends, payable in-kind for the first two years and in cash or in-kind thereafter, at the option of the holder. The New Precipio preferred stock also will be entitled to share on any dividends paid on the New Precipio common stock.
In connection with the private placement, New Precipio will enter into an investor rights agreement with the holders of the New Precipio preferred stock. The investor rights agreement will grant rights to such parties, including with respect to the designation of nominees for election to the New Precipio board of directors upon the closing of the Merger. The investor rights agreement also will contain transfer restrictions and standstill restrictions relating to shares of New Precipio common stock that will be issued to such parties in connection with the Merger and the private placement. In addition, the investor rights agreement gives such parties rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of New Precipio common stock to be issued to such parties, including the shares that may be issued upon future conversion of the New Precipio preferred stock.
Results of Continuing Operations For The Years Ended December 31, 2016 and 2015.
Net Sales.
Net sales were as follows:

	Dollars in Thousands

	Year Ended December 31,		Change
	2016	2015	$	%
Total net sales	$1,557	$1,929	$(372)	(19)%
Net sales decreased $0.4 million during the year ended December 31, 2016 as compared to the same period of 2015. The decrease reflects fewer sales of our contract laboratory services as a result of fewer customers with active projects in the current year partially offset by increased grant revenues in the current year.
Costs of Goods Sold.
Costs of goods sold includes material costs for the products that we sell and substantially all other costs associated with our manufacturing facilities (primarily personnel costs, rent and depreciation) associated with the operations of our laboratories.
Gross Profit.
Gross profit and gross margins were as follows:

	Dollars in Thousands

	Year Ended December 31,		Margin %
	2016	2015	2016	2015
Gross profit	$(205)	$(11)	(13)%	(1)%
Gross profit was a negative $0.2 million, or (13)% of total net sales, during the year ended December 31, 2016, compared to a negative gross margin of less than $0.1 million , or (1)% of total net sales, during the same period of 2015. The decrease in gross profit in the current year is a result of lower revenues during the year ended December 31, 2016 and the negative gross margin in the current year is due to lower revenues being insufficient to cover our laboratory’s fixed direct costs.
Operating expenses.
The following table summarizes operating expenses further described below for the years ended December 31, 2016 and 2015:

	Dollars in Thousands

	Year Ended December 31,
	2016	2015
Selling, general and administrative	$6,192	$7,055
Research and development	1,422	1,853
Total	$7,614	$8,908
Selling, General and Administrative Expenses.
Selling, general and administrative expenses consist primarily of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased to $6.2 million during the year ended December 31, 2016 compared to $7.1 million for the same period in 2015. Included in selling, general and administrative costs, we had a $0.6 million decrease in stock compensation costs and a decrease in franchise tax expense in 2016 as compared to 2015.
Research and Development Expenses.
Research and development expenses include primarily personnel costs, intellectual property legal fees, outside services and supplies and facility costs and are expensed in the period in which they are incurred. During the years ended December 31, 2016 and 2015 these costs totaled $1.4 million and $1.9 million, respectively. Research and development expenses totaled 91% and 96% of net sales during the years ended December 31, 2016 and 2015, respectively.
Other Income (Expense), net.

The following table summarizes other income (expense) for the years ended December 31, 2016 and 2015:

	Dollars in Thousands

	Year Ended December 31,
	2016	2015
Interest expense	$(1,038)	$(724)
Income (loss) from change in fair value of warrants	788	(205)
Loss on sale/disposal of assets	(199)	(14)
Other, net	(1)	—
Total other expense, net	$(450)	$(943)
Other expense, net for the year ended December 31, 2016 totaled $0.5 million. Other expense, net included interest expense primarily relating to our debt along with a loss on sale/disposal of assets, partially offset by the income associated with the change in fair value of the common stock warrants. The income associated with the common stock warrants is a non-cash item.
Other expense, net for the year ended December 31, 2015 totaled $0.9 million. Other expense, net included interest expense related to our debt and expense associated with the change in fair value of the common stock warrants.
Income Tax Expense (Benefit).
We continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we begin to generate taxable income in future periods and determine that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. Our net operating loss carry-forwards of $167.9 million will expire at various dates from 2018 through 2036, if not utilized. We also had state income tax loss carry-forwards of $62.0 million at December 31, 2016. These carry-forwards will also expire at various dates from 2018 to 2035 if not utilized.

Discontinued Operations For The Years Ended December 31, 2016 and 2015.

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

In addition, during 2016 the Company determined it was going to continue providing services related to its oncology testing. As such, revenues previously reported in discontinued operations for the year ended December 31, 2015 were reclassified to continuing operations. The result was, revenue from continuing operations increased and loss from discontinued operations increased by $0.3 million for the year ended December 31, 2015.

The related assets, liabilities, results of operations and cash flows for both the Genetic Assays and Platforms business and Patient Testing business are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.
Revenues and net income (loss) of the discontinued operations consisted of the following:

	Year ended December 31,
(in thousands)	2016	2015
Net sales	$2,163	$18,308
Operating loss from discontinued operations, before gain or loss on sale of business and tax	$(288)	$(23,516)
Gain on settlement of accounts payable	325	—
Gain (loss) on sale of assets/business	1,047	(224)
Income tax expense (benefit)	431	(648)
Income (loss) from discontinued operations	$653	$(23,092)

Liquidity and Capital Resources
Our working capital positions at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015	Change
Current assets (including cash and cash equivalents of $110 and $444 respectively)	$495	$3,282	$(2,787)
Current liabilities	19,824	16,981	(2,843)
Working capital	$(19,329)	$(13,699)	$(5,630)

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

The outstanding shares of Series A Preferred were convertible into shares of common stock at a rate of 1-for-3, and the outstanding shares of Series B Preferred were convertible into shares of common stock at a rate of 1-for-1. Prior to the entry into the Conversion Agreement, there were 2,586,205 shares of Series A Preferred outstanding, which were converted into 862,057 shares of common stock, and 1,443,297 shares of Series B Preferred outstanding, which were converted into 1,443,297 shares of common stock, for an aggregate of 2,305,354 shares of common stock issued upon conversion of the Series A Preferred and Series B Preferred. At the time of the entry into the Conversion Agreement, there were $3.7 million in accrued and unpaid dividends on the outstanding shares of Series A Preferred, which were converted, in accordance with the Conversion Agreement, into 3,681,590 shares of common stock, and $0.8 million in accrued and unpaid dividends on the outstanding shares of Series B Preferred, which were converted, in accordance with the terms of the Conversion Agreement, into 793,235 shares of common stock, for an aggregate of 4,474,825 shares of our common stock issued pursuant to the accrued and unpaid dividends on the Series A Preferred and Series B Preferred. Therefore, in connection with the full conversion of the Series A Preferred and Series B Preferred, plus the conversion of all accrued and unpaid dividends thereon, we issued an aggregate of 6,780,179 shares of common Stock to the Preferred Holders on January 6, 2016.

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

The Warrants were immediately exercisable upon issuance, have a term of five years and have an exercise price of $1.21 per share of common stock. Each Warrant also includes both cash and cashless exercise features and an exchange feature whereby the holder of the Warrant may exchange all or any portion of the Warrant for a number of shares of our common stock equal to the quotient obtained by dividing the “Exchange Amount” by the closing bid price of our common stock on the second trading day prior to the date the Warrant is exchanged (the “Exchange Right”). Under the Warrants, the “Exchange Amount” is based upon a Black Scholes option pricing model, and the aggregate Exchange Amount under all of the Warrants will be $1.4 million, subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of issuance of the Warrants and the date the Warrants are exchanged. Each Warrant provides that the number of shares that may be issued upon exercise of the Exchange Right is limited to the number of shares that may be purchased pursuant to the terms of the Warrant, unless we have previously obtained stockholder approval or approval from The Nasdaq Stock Market LLC to issue any additional shares of our common stock (the “Additional Shares”) pursuant to the Exchange Right (the “Required Approvals”). For any Exchange Right exercised more than 90 days following the issuance of the Warrants, if we have not obtained either of the Required Approvals, we will be required to pay the Warrant holder an amount in cash for any Additional Shares that we cannot issue without the Required Approvals based on the Exchange Amount.

At the Market Offering

On June 7, 2016, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig-Hallum Capital Group LLC, as sales agent (“Craig-Hallum”), pursuant to which we may offer and sell, from time to time, through Craig-Hallum, up to $3,500,000 of shares (the “Shares”) of our common stock. Any Shares offered and sold in the offering will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-201907) and the related prospectus previously declared effective by the Securities and Exchange Commission (the “SEC”) on February 13, 2015, as supplemented by a prospectus supplement, dated June 7, 2016, that we filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act. The number of shares eligible for sale under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3. During the year ended December 31, 2016, we sold 1,177,849 shares under the ATM Agreement.  The average sales price per common share was $0.35 and the aggregate net proceeds from the sales totaled $0.5 million.
Please see the section entitled “Contractual Obligations and Other Commitments” that follows in this Annual Report and Note 5 “Debt” to our accompanying consolidated financial statements for additional information regarding our outstanding debt and debt servicing obligations.
At December 31, 2016, we had cash and cash equivalents of $0.1 million. The Company’s ability to continue as a going concern is dependent upon a combination of completing its planned merger with Precipio, generating additional revenue, improving cash collections, potentially selling underutilized assets and/or product lines related to discontinued operations and, if needed, raising necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. There is no assurance that the Company will complete the merger in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. The Company also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations.
Analysis of Cash Flows From Continuing Operations

The following table presents a summary of our cash flows from continuing operations:

	(amounts in thousands)
	2016	2015
Net cash (used in) provided by:
Operating activities	$(4,955)	$(7,578)
Investing activities	(41)	(423)
Financing activities	2,210	8,991
Net increase in cash and cash equivalents, from continuing operations	$(2,786)	$990
Net Change in Cash and Cash Equivalents. Cash and cash equivalents from continuing operations decreased by $2.8 million and increased by $1.0 million for the years ended December 31, 2016 and 2015, respectively.
Cash Flows Used In Operating Activities. In 2016, cash flows used in operating activities from continuing operations of $5.0 million reflects the Company’s net loss from continuing operations of $8.3 million and a decrease in accrued expenses and other liabilities of $0.8 million. These were offset by an increase in accounts payable of $3.1 million, a decrease in other assets of $0.4 million and a change in non-cash adjustments of $0.6 million. During 2015, the cash flows used in operating activities of $7.6 million includes our loss from operations of $9.9 million, an increase in prepaid expenses and other current assets of $0.7 million and a decrease in accounts payable of $0.4 million. These were partially offset by an increase in accrued expenses and other liabilities of $1.8 million and increases in non-cash items of $1.5 million.
Cash Flows Used In Investing Activities. Cash flows used in investing activities totaled less than $0.1 million for the year ended December 31, 2016. For the year ended December 31, 2015, cash flows used in investing activities totaled $0.4 million and included purchases of property and equipment of $0.2 million.
Cash Flows Provided By Financing Activities. Cash flows provided by financing activities totaled $2.2 million for the year ended December 31, 2016, which included net proceeds of approximately $1.8 million from our Unit issuance, $0.5 million from sales under the ATM Agreement and $0.5 million from borrowing on our debt. These proceeds were partially offset by payments on our debt of approximately $0.6 million. Cash flows provided by financing activities totaled $9.0 million for the year ended December 31, 2015, which included net proceeds of approximately $9.0 million from our common stock offerings during the year and $0.9 million from the issuance of unsecured convertible promissory notes in January 2015. These proceeds were partially offset by payments on our debt and capital lease obligations.

Contractual Obligations and Other Commitments
At December 31, 2016, our contractual obligations and other commitments were as follows:

	(Amounts in thousands)
	2017	2018	2019	2020	2021	After 2021	Total
Long term debt(1)	$7,814	$—	$—	$—	$—	$—	$7,814
Interest(1)	623	—	—	—	—	—	623
Capital lease obligations(2)	1	—	—	—	—	—	1
Operating lease obligations(3)	226	230	235	239	244	144	1,318
Purchase obligations(4)	57	—	—	—	—	—	57
	$8,721	$230	$235	$239	$244	$144	$9,813

(1) See Note 5 - "Debt" to our accompanying consolidated financial statements.
(2) See Note 6 - "Capital Leases" to our accompanying consolidated financial statements.
(3) These amounts represent non-cancellable operating leases for equipment, vehicles and operating facilities
(4) These amounts represent purchase commitments, including all open purchase orders

Off Balance Sheet Arrangements
At December 31, 2016 and 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Allowance for Doubtful Accounts and Contractual Allowances.

While payment terms are generally 30 days, we have also provided extended payment terms certain cases. Accounts receivable are carried at original invoice amount and shown net of allowance for doubtful accounts and contractual allowances. The estimate made for doubtful accounts is based on a review of all outstanding amounts on a quarterly basis. The estimate for contractual allowances is based on contractual terms or historical reimbursement rates and is recorded when revenue is recorded. We determine the allowance for doubtful accounts and contractual allowances by regularly evaluating individual payor receivables and considering a payor’s financial condition, credit history, reimbursement rates and current economic conditions. Accounts receivable are written off when deemed uncollectible and after all collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded as a reduction in bad debt expense when received.

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

Goodwill and Intangible Assets.
Intangible assets include intellectual property and patents.
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

Common Stock Warrants.

Certain of our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity, and accordingly, are recorded as a liability (“Common Stock Warrant Liability”). We are required to present these instruments at fair value at each reporting date and any changes in fair values are recorded as an adjustment to earnings. The Common Stock Warrant Liability is considered a level three financial instrument. See Footnote 12 “Fair Value” to our accompanying consolidated financial statements.

Stock Based Compensation.

All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested awards as of December 31, 2016 had vesting periods of one or three years from date of grant. None of the stock awards outstanding at December 31, 2016 are subject to performance or market-based vesting conditions.
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

Income Taxes.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities at each balance sheet date using tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. We had no material interest or penalties during fiscal 2016 or fiscal 2015, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the Consolidated Statements of Operations.

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

Net sales from Patient Testing laboratories are recognized on an individual test basis and, since collectability is not reasonably assured, are recognized when cash is received. There are no deferred net sales associated with our Patient Testing services. Historically, adjustments to the allowances, based on actual receipts from third party payers, are reflected in the estimated contractual allowance applied prospectively. In the fourth quarter of 2015, we adjusted our contractual allowance rates to better reflect the reimbursement level we expect to achieve on Patient Testing billings. Our Patient Testing revenues are reported as part of discontinued operations (See Note 3 - “Discontinued Operations”).
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
Recently Issued Accounting Pronouncements
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 did not have a material effect on our consolidated financial statements, however it may affect future disclosures.

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
In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. We do not believe ASU No. 2016-15 will have a material effect on our financial position and results of operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Transgenomic, Inc.

We have audited the accompanying consolidated balance sheet of Transgenomic, Inc. and Subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These 2016 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the 2016 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transgenomic, Inc. and Subsidiary, as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses and used cash for operating activities for the past several years. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also audited the adjustments described in Note 3 that were applied to restate the 2015 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.

/s/ Marcum LLP

Marcum LLP
Hartford, CT
April 12, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Transgenomic, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the accompanying consolidated balance sheet of Transgenomic, Inc. and Subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) and cash flows for the year then ended (the 2015 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, referred to above present fairly, in all material respects, the consolidated financial position of Transgenomic, Inc. and Subsidiary at December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
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
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

/s/ Ernst & Young LLP

Hartford, Connecticut
April 14, 2016

TRANSGENOMIC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(Dollars in thousands except share data)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110	$444
Accounts receivable, net	225	264
Inventories	24	50
Other current assets	105	537
Assets held for sale	31	1,987
Total current assets	495	3,282
PROPERTY AND EQUIPMENT:
Equipment	5,592	5,593
Furniture, fixtures & leasehold improvements	1,565	1,565
	7,157	7,158
Less: accumulated depreciation and amortization	(7,013)	(6,899)
	144	259
OTHER ASSETS:
Intangibles, net	562	1,170
Other assets	58	105
	$1,259	$4,816
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long term debt	$7,814	$7,596
Accounts payable	6,541	3,781
Accrued compensation	224	321
Accrued expenses	3,546	3,734
Deferred revenue	170	217
Other current liabilities	1,529	1,068
Liabilities held for sale	—	264
Total current liabilities	19,824	16,981
LONG TERM LIABILITIES:
Common stock warrant liability	582	350
Other long-term liabilities	203	305
Total liabilities	20,609	17,636
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 15,000,000 shares authorized, 214,705 shares in 2016 and 4,029,502 shares in 2015 issued and outstanding	2	40
Common stock, $.01 par value, 150,000,000 shares authorized, 26,446,927 shares in 2016 and 13,915,691 shares in 2015 issued and outstanding	264	139
Additional paid-in capital	205,877	200,403
Accumulated other comprehensive income	—	10
Accumulated deficit	(225,493)	(213,412)
Total stockholders’ deficit	(19,350)	(12,820)
	$1,259	$4,816

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016 and 2015
(Dollars in thousands except per share data)

	2016	2015
NET SALES	$1,557	$1,929
COST OF GOODS SOLD	1,762	1,940
Gross loss	(205)	(11)
OPERATING EXPENSES:
Selling, general and administrative	6,192	7,055
Research and development	1,422	1,853
	7,614	8,908
OPERATING LOSS FROM CONTINUING OPERATIONS	(7,819)	(8,919)
OTHER INCOME (EXPENSE):
Interest expense, net	(1,038)	(724)
Warrant revaluation	788	(205)
Loss on sale/disposal of assets	(199)	(14)
Other, net	(1)	—
	(450)	(943)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,269)	(9,862)
INCOME TAX EXPENSE (BENEFIT)	—	—
LOSS FROM CONTINUING OPERATIONS	$(8,269)	$(9,862)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	653	(23,092)
NET LOSS	(7,616)	(32,954)
PREFERRED STOCK DIVIDENDS	(393)	(1,324)
NET LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$(8,662)	$(11,186)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$653	$(23,092)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,009)	$(34,278)
BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.38)	$(0.91)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.03	$(1.87)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.35)	$(2.78)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	22,689,831	12,321,739
See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2016 and 2015
(Dollars in thousands)

	2016	2015
Net Loss	$(7,616)	$(32,954)
Other Comprehensive Loss;
foreign currency translation adjustment	—	(330)
Comprehensive Loss	$(7,616)	$(33,284)

See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2016 and 2015
(Dollars in thousands)

	Preferred Stock		Common Stock
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	4,029,502	$40	8,084,471	$81	$189,680	$(183,588)	$340	$6,553
Net loss	—	—	—	—	—	(32,954)		(32,954)
Foreign currency translation adjustment	—	—	—	—	—	—	(330)	(330)
Non-cash stock-based compensation	—	—	—	—	644	—	—	644
Private Placement, net	—	—	5,047,411	50	8,920	—	—	8,970
Conversion of convertible promissory notes	—	—	783,809	8	1,159	—	—	1,167
Reversal of dividends on preferred stock	—	—	—	—	—	3,130	—	3,130
Balance, December 31, 2015	4,029,502	$40	13,915,691	$139	$200,403	$(213,412)	$10	$(12,820)
Net loss	—	—	—	—	—	(7,616)		(7,616)
Foreign currency translation adjustment	—	—	—	—	—	10	(10)	—
Non-cash stock-based compensation	—	—	—	—	82	—	—	82
Issuance of common shares	—	—	1,320,002	13	493	—	—	506
Private Placement, net	2,365,243	24	—	—	129			153
Conversion of warrants	—	—	2,280,517	22	323	—	—	345
Conversion of preferred stock and preferred stock dividends	(6,180,040)	(62)	8,930,717	90	4,447	—	—	4,475
Dividends on preferred stock			—	—	—	(4,475)		(4,475)
Balance, December 31, 2016	214,705	$2	26,446,927	$264	$205,877	$(225,493)	$—	$(19,350)
See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016 and 2015
(Dollars in thousands)

	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(7,616)	$(32,954)
Less income (loss) from discontinued operations, net of tax	653	(23,092)
Loss from continuing operations	(8,269)	(9,862)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	262	489
Stock based compensation and change in liability of stock appreciation rights	52	611
Impairment of patents	304	—
Provision for losses on doubtful accounts	72	67
Provision for losses on inventory obsolescence	—	63
Capitalized interest and other costs	467	—
Warrant revaluation	(788)	205
Loss on sale/disposal of assets	199	14
Deferred interest	47	70
Changes in operating assets and liabilities:
Accounts receivable	(33)	133
Inventories	26	(113)
Other assets	432	(663)
Accounts payable	3,085	(365)
Accrued expenses and other liabilities	(811)	1,773
Net cash used in continuing operations	(4,955)	(7,578)
Net cash provided by (used in) discontinued operations	1,405	(4,800)
Net cash used in operating activities	(3,550)	(12,378)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(19)	(204)
Proceeds from sale of assets	5	—
Change in other assets	(27)	(219)
Net cash used in investing activities, continuing operations	(41)	(423)
Net cash provided by investing activities, discontinued operations	1,047	2,210
Net cash provided by investing activities	1,006	1,787
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from debt	500	923
Principal payments on capital lease obligations	(3)	(35)
Issuance of preferred stock and warrants, net of costs of $219	1,781	—
Proceeds from exercise of warrants	7	—
Issuance of common stock and related warrants, net	475	8,977
Principal payments on debt	(550)	(874)
Net cash flows provided by financing activities	2,210	8,991
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH, discontinued operations	—	435
NET CHANGE IN CASH AND CASH EQUIVALENTS	(334)	(1,165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	444	1,609
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110	$444

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$493
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Initial valuation of warrant issued in conjunction with Private Placement	$1,827	$—
Warrants and note payable converted to equity	807	1,012
Debt settled with issuance of preferred stock and warrants	199	—
Issuance of common stock to vendors for services performed	89	—
Accrued fees associated with issuance of common stock	58	—
Other liability payable for settlement of warrant conversions	462	—
See notes to consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

1.	BUSINESS DESCRIPTION
Business Description.

Transgenomic, Inc., and Subsidiary, (“we”, “us”, “our”, the “Company” or “Transgenomic”) is a biotechnology company advancing personalized medicine for the detection and treatment of cancer and integrated diseases through our proprietary molecular technologies and clinical and research services. A key goal is to bring our Multiplexed ICE COLD-PCR (“MX-ICP”) product to the clinical market through strategic partnerships and licensing agreements, enabling the use of blood and other bodily fluids for more effective and patient-friendly diagnosis, monitoring and treatment of cancer.

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

Historically, our operations were organized and reviewed by management along our major product lines and presented in two business segments: Laboratory Services and Genetic Assays and Platforms. Beginning with the quarter ended September 30, 2015, our operations are now organized as one business segment, our Laboratory Services segment, and during the fourth quarter of 2015, we began including a portion of our Laboratory Services segment as discontinued operations, this continued during 2016.

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
Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past few years. As of December 31, 2016, the Company had negative working capital of approximately $19.3 million. The Company’s ability to continue as a going concern is dependent upon a combination of completing its planned merger with Precipio Diagnostics, LLC (“Precipio”), generating additional revenue, improving cash collections, potentially selling underutilized assets and/or product lines related to discontinued operations and, if needed, raising necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. As noted in subsequent events, the Company is suspended from NASDAQ listing. As discussed below as a condition of the merger, the New Precipio common Stock must be approved by the NASDAQ. As a result of the merger, the equity of New Precipio is expected to be in compliance. In addition, at the time of the merger the Company will execute a reverse stock split. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern for the next twelve months from the date of issuance of these financial statements. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. There is no assurance that the Company will complete the merger in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. The Company also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations.
Merger Agreement
On October 12, 2016, Transgenomic, New Haven Labs Inc., a wholly owned subsidiary of Transgenomic (“Merger Sub” and, together with Transgenomic, the “Transgenomic Parties”), and Precipio entered into an Agreement and Plan of Merger (as

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2016 and 2015

amended by the Merger Agreement Amendment (as defined below) the “Merger Agreement”) pursuant to which Precipio will become a wholly owned subsidiary of Transgenomic (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. On February 2, 2017, Transgenomic, Merger Sub and Precipio entered into a First Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”) which provided for, among other things, the revision of the exchange ratio set forth in the Merger Agreement, the waiver and removal of certain closing conditions and the authorization of certain actions taken by each of Transgenomic and Precipio since the date the Merger Agreement. The parties expect the Merger to close in the second quarter of 2017. following the Merger, Transgenomic will change its name to Precipio, Inc. (“New Precipio”).
Upon the effectiveness of the Merger (the “Effective Time”), (i) the outstanding common units of Precipio will be converted into the right to receive approximately 160.6 million shares of common stock of New Precipio (“New Precipio common stock”), together with cash in lieu of fractional units, which will result in Precipio common unit holders owning approximately 52% of the issued and outstanding shares of New Precipio common stock on a fully diluted basis, taking into account the issuance of shares of convertible preferred stock of New Precipio (“New Precipio preferred stock”) in the Merger and the private placement as discussed below (the “fully diluted New Precipio common stock”) and (ii) the outstanding preferred units of Precipio will be converted into the right to receive approximately 24.1 million shares of New Precipio preferred stock with an aggregate face amount equal to $3.0 million (based upon the purchase price of the new preferred stock of New Precipio in the new preferred stock financing), which will result in the Precipio preferred unit holders owning approximately 8% of the fully diluted New Precipio common stock.
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
Completion of the Merger is subject to various conditions, including, among others: (i) approval of the holders of a majority of Transgenomic’s shares of outstanding common stock, (ii) approval of the requisite amount of the members of Precipio, (iii) approval of an amendment to the Certificate of Incorporation of Transgenomic contemplating the New Preferred Stock Financing (described below) and changing the name of Transgenomic to Precipio, Inc. or such other name as determined by Precipio, (iv) obtaining certain third party consents, (v) the absence of any judgment, injunction, order or decree prohibiting or enjoining the completion of the Merger, (vi) consummation of the New Preferred Stock Financing, (vii) approval of listing of New Precipio common stock on Nasdaq, (viii) the conversion of all outstanding membership interests of Precipio into common units or preferred units which will be converted into New Precipio common stock or New Precipio preferred stock as Merger consideration, as applicable, (ix) increase in the size of the Transgenomic board by two members and the appointment of designees in accordance with the Merger Agreement and (x) the lock-up of certain Transgenomic stockholders and Precipio members.
Upon completion of the merger, New Precipio will be required to meet the initial listing requirements to maintain the listing and continued trading of its shares on Nasdaq. These initial listing requirements are more difficult to achieve than the continued listing requirements.  Pursuant to the Merger Agreement, Transgenomic agreed to use its commercially reasonable efforts to cause the shares of Transgenomic common stock being issued in the merger to be approved for listing on Nasdaq at or prior to the effective time of the merger. Based on information currently available to Transgenomic, Transgenomic anticipates that its stock will be unable to meet the $4.00 (or, to the extent applicable, $3.00) minimum bid price initial listing requirement at the closing of the merger unless it effects a reverse stock split. On October 31, 2016, the stockholders of Transgenomic authorized the Transgenomic Board to effect a reverse stock split of the shares of Transgenomic common stock at a ratio of between one-for-ten

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2016 and 2015

to one-for-thirty.  In addition, often times a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split.
In addition, the obligation of the parties to complete the Merger is subject to certain other conditions, including (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of each party with its covenants in all material respects and (iii) no material adverse effect of either party.
The Merger Agreement contains certain termination rights for both the Transgenomic Parties and Precipio. Either may terminate the Merger Agreement if the Merger is not completed on or before the date that is six months following the date of the Merger Agreement, April 12, 2017. In the Merger Agreement Amendment, this date was extended to June 30, 2017. Moreover, either party may terminate the Merger Agreement if the other party changes its recommendation to its security holders to approve the Merger and the related transactions or enter into an agreement with a third party regarding a Superior Proposal.
If the Merger Agreement is terminated by Precipio or Transgenomic pursuant to (i) the Transgenomic board failing to recommend that Transgenomic’s stockholders vote to approve the issuance of New Precipio common stock in connection with the merger; (ii) Transgenomic failing to include in this proxy statement a recommendation by the Transgenomic board to vote in favor of the each of the proposals in this proxy statement; (iii) the Transgenomic board failing to make, withholding, withdrawing, amending, changing, qualifying or publicly proposing to withhold, withdraw, amend, change or qualify in a manner adverse to Precipio, its recommendation that the stockholders of Transgenomic vote in favor and adopt each of the proposals in this proxy statement, knowingly making any public statement inconsistent with such recommendation, failing to recommend against acceptance of any alternate acquisition proposal within ten business days after the public announcement of any such alternate acquisition proposal, approving, adopting, recommending or proposing publicly to approve, adopt or recommend any alternate acquisition proposal, or making any public statement inconsistent with its recommendation; (iv) Transgenomic entering into any letter of intent or similar document or any contract relating to any alternate acquisition proposal or (v) Transgenomic entering into a definitive agreement to effect an alternate acquisition proposal, then Transgenomic shall pay to Precipio, by wire transfer of immediately available funds within three business days after termination of the Merger Agreement, a nonrefundable fee in an amount equal to $256,500.
If the Merger Agreement is terminated by Transgenomic or Precipio pursuant to (i) Precipio’s board of managers failing to recommend that its members vote or act by written consent to approve the merger; (ii) Precipio’s board of managers failing to make, withholding, withdrawing, amending, changing, qualifying or publicly proposing to withhold, withdraw, amend, change or qualify in a manner adverse to Transgenomic, its recommendation that the members of Precipio vote in favor of each of the merger, the execution of the Merger Agreement and the consummation of the transaction contemplated therein, knowingly making any public statement inconsistent with such recommendation, failing to recommend against acceptance of any alternate acquisition proposal within ten business days after the public announcement of any such alternate acquisition proposal, approving, adopting, recommending or proposing publicly to approve, adopt or recommend any alternate acquisition proposal, or making any public statement inconsistent with its recommendation; (iii) Precipio entering into any letter of intent or similar document or any contract relating to any alternate acquisition proposal; or (iv) Precipio entering into a definitive agreement to effect an alternate acquisition proposal, Precipio shall pay to Transgenomic, by wire transfer of immediately available funds within three business days after termination of the Merger Agreement, a nonrefundable fee in an amount equal to $256,500.
In connection with entering into the Merger Agreement, Transgenomic and members and warrant holders of Precipio (collectively, the “Supporting Members”), entered into a voting agreement (the “Precipio Voting Agreement”) pursuant to which the Supporting Members agreed to, among other things, (i) authorize and approve the Merger Agreement and the transactions contemplated thereby and (ii) vote against any Acquisition Proposal (as defined in the Merger Agreement). Collectively, the shares held by the Supporting Members represent approximately 71% of Precipio’s issued and outstanding membership interests.
Precipio and certain Transgenomic stockholders (the “Supporting Stockholders”) also entered into a voting agreement (the “Transgenomic Voting Agreement”) pursuant to which the Supporting Stockholders agreed to, among other things, (i) authorize and approve the Merger Agreement and the transactions contemplated thereby and (ii) vote against any Acquisition Proposal (as defined in the Merger Agreement). Collectively, the shares held by the Supporting Stockholders represent approximately 31.84% of Transgenomic’s voting stock.
The Merger Agreement also provides that the combined company will enter into employment agreements with certain employees of Precipio at the Effective Time and that the officers of the combined company will be agreed to by the parties prior to the Effective Time.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2016 and 2015

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
Risks and Uncertainties.
Certain risks and uncertainties are inherent in the Company’s day-to-day operations and to the process of preparing our financial statements. The more significant of those risks are presented below and throughout the notes to the financial statements.

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
Basis of Presentation.
The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”). Supplemental cash flows from discontinued operations are presented in Note 3 to the consolidated financial statements “Discontinued Operations.” The Company has evaluated events occurring subsequent to December 31, 2016 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided in Note 14 “Subsequent Events”.
Fair Value.
Unless otherwise specified, book value approximates fair value. The Company’s Level 1 financial instruments include cash and cash equivalents. The Company’s Level 3 financial instruments include the common stock warrant liability, preferred stock warrant liability and conversion feature, and debt. Due to its variable interest component, debt approximates fair value.  The common stock warrant liability and Series A Convertible Preferred Stock (“Series A Preferred Stock”) warrant liability and conversion feature are recorded at fair value.  See Note 12 “Fair Value”.
Cash and Cash Equivalents and Other Current Assets.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less. Such investments presently consist of temporary overnight investments.
Other current assets of $0.1 million as of December 31, 2016 consists of prepaid assets. Other current assets as of December 31, 2015 of $0.5 million includes prepaid assets of $0.2 million, unbilled receivables of $0.1 million and other receivables of $0.2 million.

Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts for the years ended December 31, 2016 and 2015.
Accounts Receivable.
The following is a summary of activity for the allowance for doubtful accounts from continuing operations during the years ended December 31, 2016 and 2015:

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Twelve months ended December 31, 2016	$87	$72	$(19)	$140
Twelve months ended December 31, 2015	$20	$67	$—	$87

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
Inventories.
Inventories are stated at the lower of cost or market. Cost is computed using standard costs for finished goods and average or latest actual cost for raw materials and work in process, which approximates the first-in, first-out (FIFO) method. We write down slow-moving and obsolete inventory by the difference between the value of the inventory and our estimate of the reduced value based on potential future uses, the likelihood that overstocked inventory will be sold and the expected selling prices of the inventory. If our ability to realize value on slow-moving or obsolete inventory is less favorable than assumed, additional write-downs of the inventory may be required. At December 31, 2016 and 2015, our inventories were less than $0.1 million and were comprised predominantly of raw materials.
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

Depreciation expense related to property and equipment during the years ended December 31, 2016 and 2015 was $0.1 million and $0.2 million, respectively. Included in depreciation for each of the years ended December 31, 2016 and 2015 was $0.1 million related to equipment acquired under capital leases.
We test our property and equipment for impairment when factors are present that indicate the carrying value of an asset (group) may not be recoverable. There was no impairment for the year ended December 31, 2016. During 2015, as part of our review for impairment of long-lived assets, we recorded an impairment charge of approximately $0.8 million related to property and equipment during the three months ended September 30, 2015. See Note 4 - “Intangible Assets and Other Assets” for further discussion regarding the impairment of our long-lived assets.
Goodwill and Intangible Assets.
Intangible assets include intellectual property and patents.
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
We test our intangible assets for impairment when factors are present that indicate the carrying value of an intangible asset (group) may not be recoverable. Impairment occurs when the carrying value is determined to be not recoverable, thereby causing the carrying value of the intangible asset (group) to exceed its fair value. If impaired, the asset’s carrying value is reduced to its fair value. During the year ended December 31, 2016 we had impairment charges of $0.3 million related to our patents.
During 2015, we performed an interim testing of impairment of goodwill and long-lived assets as of September 30, 2015, due to the significant decline in the market price of our stock. As a result of this testing, we recorded impairment charges of $6.2 million related to our long-lived assets during the three months ended September 30, 2015 but determined that no impairment of goodwill was needed to be recorded. See Note 4 - “Intangible Assets and Other Assets” for further discussion regarding the impairment of our intangible assets. During the fourth quarter of 2015, it was concluded that our Patient Testing business, which met the criteria to be classified as held for sale and reported as discontinued operations as of December 31, 2015, was impaired due to continued declines in financial performance and due to the fact that the likelihood of recoverability of the Patient Testing goodwill through sale of the Patient Testing business was remote. As a result we determined that the goodwill related to the Patient Testing business was impaired as of December 31, 2015. Goodwill impairment charges of $6.9 million were recorded during 2015. The goodwill and impairment charges are included in the results of our discontinued operations. See Note 3 - “Discontinued Operations” for further discussion regarding the results of discontinued operations.
Common Stock Warrants.
Certain of our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity and accordingly, are recorded as a liability (“Common Stock Warrant Liability”). We are required to present these instruments at fair value at each reporting date and any changes in fair values are recorded as an adjustment to earnings. The Common Stock Warrant Liability is considered a Level 3 financial instrument. See Note 12 - “Fair Value”.
Stock Based Compensation.
All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested options as of December 31, 2016 had vesting periods of one or three years from the date of grant. None of the stock options outstanding at December 31, 2016 are subject to performance or market-based vesting conditions.
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
Years Ended December 31, 2016 and 2015

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

In our Biomarker Identification laboratory, we perform services on a project by project basis. When we receive payment in advance, we recognize revenue when we deliver the service. These projects typically do not extend beyond one year. At December 31, 2016 and 2015, deferred net sales associated with pharmacogenomics research projects, included in the balance sheet in deferred revenue, was $0.2 million.

Net sales from Patient Testing laboratories are recognized on an individual test basis and, since collectability is not reasonably assured, are recognized when cash is received. There are no deferred net sales associated with our Patient Testing services. Historically, adjustments to the allowances, based on actual receipts from third party payers, are reflected in the estimated contractual allowance applied prospectively. In the fourth quarter of 2015, we adjusted our contractual allowance rates to better reflect the reimbursement level we expect to achieve on Patient Testing billings. Our Patient Testing revenues are reported as part of discontinued operations (See Note 3 - “Discontinued Operations”).
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
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock, as long as the effect is not anti-dilutive. Options, warrants and conversion rights pertaining to 8,265,584 and 9,963,886 shares of our common stock have been excluded from the computation of diluted earnings per share at December 31, 2016 and 2015, respectively. The options, warrants and conversion rights that were exercisable in 2016 and 2015 were not included because the effect would be anti-dilutive due to the net loss.
A beneficial conversion dividend was incurred in Q1 2016 but not accounted for until Q4 2016. Since the recording of the dividend has no impact on our earnings, we do not believe the omission is material but below are the effects of the dividend on each of our quarterly results.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

	Three Months Ended March 31, 2016
(dollars in thousands except per share data)	As Reported	Beneficial Conversion Dividend	Adjusted
NET LOSS	$(3,264)		$(3,264)
PREFERRED STOCK DIVIDENDS	(21)	(372)	(393)
NET LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(2,112)	(372)	(2,484)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(1,173)		(1,173)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,285)	(372)	$(3,657)
BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.10)		$(0.12)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$(0.06)		$(0.06)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)		$(0.18)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	20,323,333		20,323,333

	Six Months Ended June 30, 2016
(dollars in thousands except per share data)	As Reported	Beneficial Conversion Dividend	Adjusted
NET LOSS	$(4,261)		$(4,261)
PREFERRED STOCK DIVIDENDS	(21)	(372)	(393)
NET LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(4,291)	(372)	(4,663)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	9		9
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,282)	(372)	$(4,654)
BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.20)		$(0.22)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$—		$—
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.20)		$(0.22)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	21,060,387		21,060,387

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

	Nine Months Ended September 30, 2016
(dollars in thousands except per share data)	As Reported	Beneficial Conversion Dividend	Adjusted
NET LOSS	$(6,187)		$(6,187)
PREFERRED STOCK DIVIDENDS	(21)	(372)	(393)
NET LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(6,183)	(372)	(6,555)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(25)		(25)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,208)	(372)	$(6,580)
BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.28)		$(0.30)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$—		$—
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.28)		$(0.30)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	21,896,943		21,896,943

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 did not have a material effect on our consolidated financial statements, however it may affect future disclosures.

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
Years Ended December 31, 2016 and 2015

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
In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. We do not believe ASU No. 2016-15 will have a material effect on our financial position and results of operations.

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
Years Ended December 31, 2016 and 2015

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

Together, the Asset Sale and the Transaction represent the divestiture of our Genetic Assays and Platforms business resulting in a strategic shift that had a major effect on our operations and financial results. Therefore, the divested operations of our Genetic Assays and Platforms business meet the criteria to be reported as discontinued operations.
During the fourth quarter of 2015, our Board of Directors took actions to begin the process of divesting our Patient Testing business in New Haven, Connecticut. In March of 2016, we announced that we had suspended testing services in our Patient Testing laboratory as we reviewed and evaluated various strategic alternatives for that business. As a result of these actions, as of December 31, 2015, our Patient Testing business met the criteria to be reported as discontinued operations.
The related assets, liabilities, results of operations and cash flows for both the Genetic Assays and Platforms business and Patient Testing business are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.
Results of the discontinued operations consisted of the following:

	Years ended December 31,
(dollars in thousands)	2016	2015
Net sales	$2,163	$18,308
Cost of goods sold	574	12,287
Gross profit	1,589	6,021
Selling, general and administrative expense	1,710	15,187
Research and development expense	167	408
Impairment of long-lived assets	—	13,942
Operating income (loss) from discontinued operations	(288)	(23,516)
Gain on settlement of accounts payable	325	—
Gain (loss) on sale of assets/business	1,047	(224)
Income (loss) from discontinued operations before income taxes	1,084	(23,740)
Income tax expense (benefit)	431	(648)
Income (loss) from discontinued operations	$653	$(23,092)

The income from discontinued operations for the year ended December 31, 2016, includes approximately $1.0 million in proceeds received from the sale of assets of our discontinued Patient Testing business and approximately $0.3 million of a gain resulting from a settlement of accounts payable with a vendor.
In addition during the 2016 the Company determined it was going to continue providing services related to its oncology testing. As such, revenues previously reported in discontinued operations for the year ended December 31, 2015 were reclassified to continuing operations. The result was, revenue from continuing operations increased and loss from discontinued operations increased by $0.3 million for the year ended December 31, 2015. There was no effect on net loss or stockholders’ deficit for 2015.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

Assets and liabilities of the discontinued operations are classified as assets held for sale and liabilities held for sale in the consolidated balance sheets and consisted of the following:

	Dollars in Thousands
	December 31, 2016	December 31, 2015
ASSETS
Accounts receivable, net	$—	$1,905
Other current assets	31	82
Total Assets	$31	$1,987

LIABILITIES
Accrued compensation	$—	$264
Total Liabilities	$—	$264

The following is a summary of activity for the allowance for doubtful accounts from discontinued operations during the years ended December 31, 2016 and 2015. The allowance for doubtful accounts from discontinued operations are included in the assets held for sale in the consolidated balance sheets.

	Dollars in Thousands
	Beginning Balance	Provision	Write Offs	Ending Balance
Twelve months ended December 31, 2016	$14,664	$—	$(14,664)	$—
Twelve months ended December 31, 2015	$7,927	$9,447	$(2,710)	$14,664

4.    INTANGIBLE ASSETS AND OTHER ASSETS
During the year ended December 31, 2016, we recorded impairment charges of $0.3 million related to our patents.
In 2015, we performed an impairment test as of September 30, 2015 due to the significant decline in the market price of our stock. As a result of this testing, we recorded impairment charges related to our long-lived assets of approximately $7.0 million during the three months ended September 30, 2015. The impairment charges included $0.8 million related to property and equipment and $6.2 million related to amortizable intangibles.
Long-lived intangible assets and other assets consisted of the following:

	Dollars in Thousands
	December 31, 2016
	Cost	Accumulated Amortization	Net Book Value
Patents	$233	$26	$207
Intellectual property	672	317	355
	$905	$343	$562

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended December 31, 2016 and 2015

	Dollars in Thousands
	December 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Patents	$773	$67	$706
Intellectual property	671	207	464
	$1,444	$274	$1,170

Estimated Useful Life
Patents	13.5 years
Intellectual property	7 years

During the year ended December 31, 2016, we impaired patents having a carrying value of $0.3 million. This cost is included in our research and development expense in our accompanying consolidated statements of operations. Also during 2016, we assigned and sold certain patents having a carrying value of $0.2 million. This cost is included in our loss on sale/disposal of assets in our accompanying consolidated statements of operations.
Amortization expense for intangible assets was $0.2 million and $0.1 million during the years ended December 31, 2016 and 2015, respectively. Amortization expense for intangible assets for each of the five succeeding fiscal years is expected to be $0.1 million, $0.1 million, $0.1 million, less than $0.1 million and less than $0.1 million for the years ended December 31, 2017, 2018, 2019, 2020 and 2021, respectively.
Other assets include security deposits.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

5.         DEBT

	Dollars in Thousands
	Year Ended December 31,
	2016	2015
Revolving Line (1)	$3,243	$3,025
Term Loan (2)	4,000	4,000
Convertible Promissory Note (3)	571	571
Total debt	7,814	7,596
Current portion of long term debt	(7,814)	(7,596)
Long term debt, net of current maturities	$—	$—

(1)
Revolving Line of Credit. Amounts advanced under the Revolving Line initially bore interest at an annual rate equal to the greater of (a) 4.25% or (b) the Wall Street Journal prime rate plus 1%. Interest is payable on a monthly basis, with the balance payable at the maturity of the Revolving Line. Under the Amendment to the Loan Agreement, which we entered into on August 2, 2013, amounts advanced under the Revolving Line bear interest at an annual rate equal to the greater of (x) 6.25% or (y) the Wall Street Journal prime rate plus 3%. The current interest rate is 6.75%. As discussed below under Additional Terms, the interest rate is subject to increase if there is a default under the Loan Agreement. Under the Loan Agreement, we paid the Lenders an upfront fee of $20,000, and will pay the Lenders an additional commitment fee of $20,000 on each one year anniversary of March 13, 2013, the Effective Date, during the term of the Revolving Line. In addition, a fee of 0.5% per annum is payable quarterly on the unused portion of the Revolving Line. The Revolving Line matures on November 1, 2017.

(2)
Term Loan. We received $4.0 million under the Term Loan on the Effective Date. Pursuant to the terms of the Loan Agreement, as amended by the Sixth Amendment (as defined in “-Revolving Line and Term Loan” below), we made a principal payment of approximately $148,000 on April 1, 2015 and were not be obligated to make monthly payments of principal to the Lenders until April 1, 2016. Pursuant to the Eighth Amendment of the Loan Agreement, the maturity date of the Loan Agreement was extended until November 1, 2017 and no principal payments on the Term Loan are due until such date. The current interest rate is 9.1%. As discussed below, the interest rate is subject to increase if there is a default under the Loan Agreement.

We paid the Lenders an upfront fee of $40,000 for the Term Loan, and will pay the Lenders an additional final payment of $120,000 at maturity or prepayment of the Term Loan. In addition, if we repay the Term Loan prior to maturity, we will pay the Lenders a prepayment penalty of 1% of the total outstanding balance under the Term Loan.

Additional Terms
The Loan Agreement contains affirmative and negative covenants. Under the Loan Agreement, we are required to maintain a minimum liquidity ratio and achieve a minimum amount of revenue, and we also agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders. As of December 31, 2016, we were not in compliance with the Loan Agreement, as amended by the Ninth Amendment, due to the fact that events of default existed, including our failure to make the required monthly interest payments during the second half of 2016.
To secure the repayment of any amounts borrowed under the Revolving Line and the Term Loan, we granted the Lenders a security interest in all of our assets. The occurrence of an event of default under the Loan Agreement could result in the acceleration of our obligations under the Loan Agreement and would increase the applicable interest rate under the Revolving Line or Term Loan (or both) by 5%, and permit the Lenders to exercise remedies with respect to the collateral under the Loan Agreement. At December 31, 2016, our applicable interest rates have been increased by 5%.

(3)	Convertible Promissory Notes. The Notes accrue interest at a rate of 6% per year and matured on December 31, 2016.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

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

On April 1, 2015, we entered into a sixth amendment to the Loan Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, among other things, (a) the Lenders waived specified events of default under the terms of the Loan Agreement, (b) commencing April 1, 2015, we began making monthly interest payments with respect to the Term Loan to the Lenders, (c) we were not be obligated to make monthly payments of principal under the Term Loan to the Lenders until April 1, 2016, (d) we made an initial prepayment of a portion of the Term Loan balance in the amount of approximately $148,000 on April 1, 2015 and made one or more additional prepayments to the Lenders under the Loan Agreement upon the occurrence of certain events, as defined in the Loan Agreement, and (e) we were not required to comply with the minimum liquidity ratio under the terms of the Loan Agreement until the earliest to occur of a specified event, as defined in the Loan Agreement, or March 31, 2016. The Sixth Amendment also extended the time period in which we had to provide certain reports and statements to the Lenders and amended the circumstances pursuant to which could engage in certain sales or transfers of our business or property without the consent of the Lenders.

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

On January 6, 2016, we entered into an eighth amendment to the Loan Amendment (the “Eighth Amendment”). The Eighth Amendment, among other things, (1) provided that the Lenders waived specified events of default under the terms of the Loan Agreement, (2) reduced our future minimum revenue covenants under the Loan Agreement, (3) extended the maturity date of the Loan Agreement until November 1, 2017, and (4) provided for the repayment of an overadvance of $750,000 previously provided by the Lenders to us pursuant to the Loan Agreement.

During the first quarter of 2016, the overadvance that existed at December 31, 2015 was repaid to the Lenders and $0.2 million was received from certain of the Lenders and another lender affiliate in connection with the equity offering made on January 6, 2016.

On June 6, 2016, we entered into a ninth amendment to the Loan Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (a) provided that the Lenders waived specified events of default under the terms of the Loan Agreement, (b) amended the prepayment terms of the Loan Agreement, (c) provided for the reduction of amounts available under the Revolving Line upon the prepayment or repayment of certain amounts by us, (d) removed the minimum liquidity ratio and minimum net revenue financial covenants applicable to us under the Loan Agreement, (e) amended the circumstances pursuant to which we may engage in certain sales or transfers of our business or property without the consent of the Lenders, and (f) capitalized certain amounts owed by us to the Lenders and added such overdue amounts to the outstanding principal amount of the Revolving Line.

On February 2, 2017, we entered into a termination and tenth amendment to the Loan Agreement (the “Tenth Amendment”). The Tenth Amendment, among other things, (i) provides that the Lenders will waive specified events of default under the terms of the Loan Agreement until the effective time of the Merger (or the termination of the Merger Agreement in accordance with its terms), (ii) provides for the conversion of all outstanding indebtedness owed to the Lenders under the Loan Agreement (the “Outstanding Indebtedness”) into shares of Transgenomic common stock and preferred stock (collectively, the “Conversion Shares”) effective as of the closing date of the Merger and (iii) the termination of the Loan Documents (as defined in the Loan Agreement) and the termination and release of all security interests and liens of the Lenders in the Collateral (as defined in the Loan Agreement) in each case immediately following the conversion of the Outstanding Indebtedness into Conversion Shares.

The effectiveness of certain provisions in the Tenth Amendment, including provisions relating to conversion of the Conversion Shares and termination of the Loan Documents, is conditioned on, among other things, the consummation of the Merger, and, in the event that the Merger is not consummated, these provisions in the Loan Agreement Amendment will terminate.

In connection with the Tenth Amendment, the Lenders have agreed to convert the outstanding principal and accrued interest under the Loan Agreement into (i) approximately 10.4 million shares of New Precipio common stock immediately prior to the effectiveness of the Merger at a price equal to $0.50 per share and (ii) 24.1 million shares of New Precipio preferred stock. As of December 31, 2016, the outstanding amount owed under the Loan Agreement was approximately $7.2 million of principal and $0.6 million of accrued interest. The issuance of the Conversion Shares is subject to the approval of the Transgenomic stockholders in accordance with NASDAQ Capital Market listing rules

Convertible Promissory Notes.

On December 31, 2014, we entered into an Unsecured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which we agreed to issue and sell to the Investor in a private placement an unsecured convertible promissory note (the “Initial Note”). We issued the Initial Note in the aggregate principal amount of $750,000 to the Investor on December 31, 2014. Pursuant to the terms of the Initial Note, interest accrued at a rate of 6% per year and the Initial note was set to mature on December 31, 2016 (the “Maturity Date”). Under the Note, the outstanding principal and unpaid interest accrued was convertible into shares of our common stock as follows: (i) commencing upon the date of issuance of the Initial Note (but no earlier than January 1, 2015), the Investor was entitled to convert, on a one-time basis, up to 50% of the outstanding principal and unpaid interest accrued under the Initial Note, into shares of our common stock at a conversion price equal to the lesser of (a) the average closing price of the common stock on the principal securities exchange or securities market on which our common stock is then traded (the “Market”) for the 20 consecutive trading days immediately preceding the date of conversion, and (b) $2.20 (subject to adjustment for stock splits, stock dividends, other distributions, recapitalizations and the like); and (ii) commencing February 15, 2015, the Investor was entitled to convert, on a one-time basis, any or all of the remaining outstanding principal and unpaid interest accrued under the Initial Note, into shares of our common stock at a conversion price equal to 85% of the average closing price of our common stock on the Market for the 15 consecutive

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

trading days immediately preceding the date of conversion. The Initial Note has been converted in full into 502,786 shares of our common stock, in accordance with the terms of the Initial Note.

On January 15, 2015, we entered into the Note Purchase Agreement with seven accredited investors (the “Additional Investors”) and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, notes (the “Additional Notes”) in an aggregate principal amount of $925,000. We also issued, to our placement agent for the Notes, a convertible promissory note in an aggregate principal amount equal to 5% of the proceeds received by us, or $46,250 (the “Agent Note”). The Additional Notes and Agent Note have the same terms and conditions as the Initial Note. As of December 31, 2016, $400,000 of the aggregate principal amount of the Additional Notes, and accrued interest thereon, has been converted into an aggregate of 281,023 shares of our common stock.

On the Maturity Date, the then outstanding aggregate amount owed on the Additional Notes and Agent Note of approximately $0.6 million, including accrued interest, became due. Pursuant to the terms of the Initial Note, our failure to pay any principal or interest within 10 days of the date such payment is due will constitute an event of default (the “Prospective Event of Default”).

On January 10, 2017, the Additional Investors and our placement agent executed a waiver of the Prospective Event of Default, pursuant to which, they agreed to waive the Prospective Event of Default on the condition that the Company and the Additional Investors enter into definitive documentation evidencing the terms for an extended maturity date of the Additional Notes and the Agent Note on or before January 16, 2017 (the “Waiver Deadline”).

On January 13, 2017, all but one Additional Investor exercised their conversion rights relating to their respective Additional Notes, including the Agent Note, and converted an aggregate principal amount of $446,250, and accrued interest thereon, into 416,135 shares of our common stock. The Waiver Deadline was extended with respect to the remaining Additional Investor who did not exercise conversion rights (the “Non-Converting Investor”) so that the parties could continue to discuss a resolution of the Prospective Event of Default relating to such Non-Converting Investor’s Additional Note with an outstanding principal amount due of $125,000.

On January 17, 2017, the Non-Converting Investor agreed to extend the Maturity Date of its Additional Note pursuant to an amendment to the Additional Note (the “Amendment”). The Amendment provides that two-thirds of the outstanding principal amount of the Additional Note must be paid upon the earlier to occur of the close of the Company’s merger with Precipio Diagnostics, LLC or June 16, 2017 (such applicable date, the “Deferred Maturity Date”).  The remaining one-third of the principal amount outstanding on the Additional Note must be paid on the six month anniversary of the Deferred Maturity Date (the “Extended Maturity Date”).

The aggregate minimum principal maturities of the debt for the following fiscal years are as follows (dollars in thousands):

2017	$7,814
Total	$7,814

6.    CAPITAL LEASES

The following is an analysis of the property acquired under capital leases.

	Dollars in Thousands
	Asset Balances at
Classes of Property	December 31, 2016	December 31, 2015
Equipment	$828	$828
Less: Accumulated amortization	(796)	(725)
Total	$32	$103

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2016.
Year ending December 31:

Dollars in Thousands
2017	$1
Total minimum lease payments	$1
Less: Amount representing interest	—
Present value of net minimum lease payments	$1
The short term portion of our capital leases is included in accrued expenses on the Balance Sheet. Included in depreciation for both of the years ended December 31, 2016 and 2015 was $0.1 million related to equipment acquired under capital leases.

7.    COMMITMENTS AND CONTINGENCIES
Transgenomic is subject to a number of claims of various amounts, which arise out of the normal course of business. In addition to the claims described in this Note 7, Transgenomic is delinquent on the payment of outstanding accounts payable amounting to approximately $0.6 million with certain of Transgenomic’s vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.
On February 25, 2016, UNMC filed a lawsuit against Transgenomic in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by Transgenomic to UNMC. A $0.4 million and $0.7 million liability has been recorded and is reflected in accrued expenses at December 31, 2016 and December 31, 2015. Transgenomic and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay $0.4 million to UNMC in installments over a period of time. As of March 15, 2017, Transgenomic’s initial payment due to UNMC under the settlement agreement is delinquent. Transgenomic and UNMC are currently in discussions to extend the date of Transgenomic’s initial payment due to UNMC.
In addition, on April 13, 2016, Fox Chase filed a lawsuit against Transgenomic in the Court of Common Pleas, alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment, fraudulent conversion and conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement between Transgenomic and Fox Chase (the “License Agreement”) as well as the assignment of certain of Transgenomic’s rights under the License Agreement to IDT pursuant to the IDT Agreement. Pursuant to the terms of the IDT Agreement, Transgenomic agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. On July 8, 2016, the Court of Common Pleas sustained Transgenomic’s preliminary objections to several of Fox Chase’s claims and dismissed the claims for tortious interference, fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case has been narrowed so that only certain contract claims and an unjust enrichment claim remain pending against Transgenomic. Transgenomic believes that it has good and substantial defenses to the claims asserted by Fox Chase. Transgenomic is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by Transgenomic as of the date of filing of this Annual Report on Form 10-K. Furthermore, there is no guarantee that Transgenomic will prevail in this suit or receive any damages or other relief if it does prevail.
On June 23, 2016, Mount Sinai filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by Transgenomic to Mount Sinai for services rendered. Transgenomic and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. A $0.7 million liability has been recorded and is reflected in accrued expenses at December 31, 2016. Effective as of February 1, 2017, Transgenomic and Mount Sinai agreed to amend the terms of their settlement agreement to extend the date of Transgenomic’s initial payment due to Mount Sinai.
On December 19, 2016, Todd Smith (“Smith”) filed a lawsuit against Transgenomic in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by Transgenomic to Smith for costs and damages arising from a breach of Transgenomic’s obligations pursuant to lease agreement between the parties. Transgenomic and Smith are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 4, 2017, XIFIN filed an application for an entry of default by the clerk of the court against us. A $0.21 million liability has been recorded and is reflected in accrued expenses at December 31, 2016.
We and Science Park Development Corporation (“SPDC”) entered into that certain Lease dated as of December 31, 2011, as modified by the First Amendment to Lease dated as of June 18, 2013, as further modified by a letter agreement dated as of February 2, 2015, as modified by the Second Amendment to Lease dated as of June 26, 2015 (the “ SPDC Lease”). In November 2016, SPDC alleged that we defaulted on our obligations under the SPDC Lease. Specifically, SPDC alleges that we failed to pay approximately $0.4 million in rental payments due under the SPDC Lease and that we vacated a portion of the leased premises in violation of the terms of the SPDC Lease. SPDC has not filed a claim against us in connection with these allegations.  Transgenomic and SPDC entered into a settlement agreement dated March 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay approximately $0.4 million to SPDC in installments over a period of time.
CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe CPA Global approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately $0.2 million has been recorded and is reflected in accrued expenses at December 31, 2016.
On March 9, 2016, counsel for Edge BioSystems, Inc. (“EdgeBio”) sent a demand letter on behalf of EdgeBio to us in connection with the terms of that certain Asset Purchase Agreement dated September 8, 2015 (the “EdgeBio Agreement”). EdgeBio alleges, among other things, that certain customers of EdgeBio erroneously remitted payments to us, that such payments should have been paid to EdgeBio and that we failed to remit these funds to EdgeBio in violation of the terms of the EdgeBio Agreement. On September 13, 2016, we received a demand for payment letter from EdgeBio’s counsel alleging that the balance due to EdgeBio is approximately $0.1 million. A liability of approximately $0.1 million has been recorded and is reflected in accrued expenses at December 31, 2016.
On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we have a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  As a result, he alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereafter.  Although we intend to defend the lawsuit, there can be no assurance regarding the ultimate outcome of this case. Given the uncertainty of litigation, the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.
Rent expense under all operating leases was $0.2 million in each of 2016 and 2015. We lease certain equipment, vehicles and operating facilities under non-cancellable operating leases, some of which have escalation clauses that expire on various dates through 2022, for which, we have recorded a straight-line liability of $0.2 million in accrued liabilities on the consolidated balance sheets at December 31, 2016. Future minimum lease payments under non-cancellable operating leases, including non-cancellable lease associated with discontinued operations, are as follows (dollars in thousands):

2017	$226
2018	230
2019	235
2020	239
2021	244
thereafter	144
Total	$1,318

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

At December 31, 2016, firm commitments to vendors totaled less than $0.1 million.

8.    INCOME TAXES
The Company’s provision for income taxes from continuing operations for the years ended December 31, 2016 and 2015 relates to income taxes in states, foreign countries and other local jurisdictions and differs from the amounts determined by applying the statutory Federal income tax rate to loss before income taxes for the following reasons:

	Dollars in Thousands
	2016	2015
Benefit at federal rate	$(2,812)	$(3,449)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(301)	(320)
Miscellaneous permanent differences	6	163
Liability warrants	(268)	70
Capitalized transaction cost	244	—
State, net operating loss expiration/true-up	25	(187)
Other—net	—	(119)
Valuation allowance	3,106	3,842
Total income tax expense (benefit)	$—	$—

Dollars in Thousands
	2016	2015
Federal:
Current	$—	$—
Deferred	—	—
Total Federal	$—	$—
State:
Current	$—	$—
Deferred	—	—
Total State	$—	$—
Foreign:
Current	$—	$—
Deferred	—	—
Total Foreign	$—	$—
Total Tax Provision	$—	$—

The Company’s deferred income tax asset from continuing operations at December 31, 2016 and 2015 is comprised of the following temporary differences:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

	Dollars in Thousands
	2016	2015
Deferred Tax Asset:
Net operating loss carryforward	$60,276	$51,449
Research and development credit carryforwards	918	918
Other	116	585
	61,310	52,952
Less valuation allowance	(61,310)	(52,902)
Deferred Tax Asset	$—	$50
Deferred Tax Liability:
Property and equipment	—	50
Deferred Tax Liability	$—	$50
Net Deferred Asset (Liability)	$—	$—

At December 31, 2016, we had total unused federal tax net operating loss carryforwards of $167.9 million. The expiration dates are as follows (amounts in thousands):

2018	$1,838
2019	8,181
2020	9,662
2021	8,228
2022	16,862
2023	16,173
2024	17,390
2025	8,153
2026	6,792
2027	3,238
2028	1,272
2029	591
2031	2,784
2032	8,358
2033	12,097
2034	7,591
2035	15,147
2036	23,499
Total	$167,856

Of these federal net operating loss carryforwards, $1.2 million were obtained in the acquisition of Annovis, Inc. and may be subject to certain restrictions. Remaining net operating loss carryforwards could be subject to limitations under section 382 of the Internal Revenue Code of 1986, as amended. At December 31, 2016, we had unused state tax net operating loss carryforwards of approximately $62.0 million that expire at various times beginning in 2018. At December 31, 2016, we had unused research and development credit carryforwards of $0.9 million that expire at various times between 2018 and 2028. As a result of the asset purchase agreement in November of 2015 which included the stock of our subsidiary Transgenomic Limited, the Company no longer has foreign operating loss carryforwards. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we begin to generate income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. It is likely that the proposed Merger will be a change in control that will limit the use of the net operating loss carryforwards.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

We had no material interest or penalties during fiscal 2016 or fiscal 2015, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. We have statutes of limitation open for Federal income tax returns related to tax years 2012 through 2016. We have state income tax returns subject to examination primarily for tax years 2012 through 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period. Open tax years related to foreign jurisdictions remain subject to examination. Our primary foreign jurisdiction is the United Kingdom, which has open tax years for 2011 through 2015.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.
9.        EMPLOYEE BENEFIT PLAN
We maintain an employee 401(k) retirement savings plan that allows for voluntary contributions into designated investment funds by eligible employees. We match the employee’s contributions at the rate of 100% on the first 3% of contributions and 50% on the next 2% of contributions. We may, at the discretion of our Board of Directors, make additional contributions on behalf of the Plan’s participants. Contributions to the 401(k) plan were $0.1 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively. Effective January 1, 2017, we discontinued matching employee 401(k) contributions.

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
Years Ended December 31, 2016 and 2015

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
Years Ended December 31, 2016 and 2015

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
On June 30, 2015, we entered into a Securities Purchase Agreement with certain accredited investors (the “July 2015 Investors”) pursuant to which, on July 7, 2015, we sold to the July 2015 Investors, and the July 2015 Investors purchased from us, (a) an aggregate of approximately 1.5 million shares of our common stock at a price per share of $1.42, (b) warrants (the “Series B Warrants”) to purchase up to an aggregate of 0.7 million shares of our common stock with an exercise price of $0.01 per share, and (c) warrants (the “Series A Warrants” and, together with the Series B Warrants, the “July 2015 Warrants”) to purchase up to an aggregate of 1.2 million shares of our common stock, with an exercise price of $1.66 per share (collectively, the “July 2015 Offering”). The purchase price for the Series B Warrants was $1.42 per share of our common stock subject to the Series B Warrants. Each of the July 2015 Warrants has a term of 5 and 1/2 years. The Series B Warrants were immediately exercisable, all of which were exercised in December 2016. The Series A Warrants will be exercisable beginning on January 7, 2016, six months from the date of issuance. The aggregate gross proceeds to us from the July 2015 Offering were approximately $3.0 million.
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

On January 6, 2016, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “2016 Investors”), pursuant to which, on January 8, 2016, we sold to the 2016 Investors, and the 2016 Investors purchased from us (the “January 2016 Offering”), an aggregate gross amount of approximately $2.2 million of units (the “Units”) consisting of (a) an aggregate of 2,365,243 shares (the “A-1 Preferred Shares”) of our Series A-1 Convertible Preferred Stock (the “A-1 Preferred”), and (b) warrants (the “2016 Warrants”) to purchase up to an aggregate of 1,773,929 shares of our common stock, with an initial value of $1.8 million. The gross amount of $2.2 million included $2.0 million of cash proceeds and $0.2 million of debt settled with the issuance of preferred stock and warrants. Each Unit was sold to the 2016 Investors at a purchase price of $0.93 per Unit. The A-1 Preferred Shares are convertible into shares of our common stock at an initial rate of 1-for-1, which conversion rate is subject to further adjustment as set forth in our Certificate of Designation of Series A-1 Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on January 8, 2016 (the “Series A-1 Certificate of Designation”). We determined there was a beneficial conversion feature (“BCF”) in connection with this issuance and valued the BCF at $0.4 million.  The holders of the A-1 Preferred were able to convert at any time following the issuance.  Accordingly, we recorded a dividend totaling $0.4 million during 2016 related to this beneficial conversion, which was recorded against additional paid in capital. Pursuant to the terms of the Series A-1 Certificate of Designation, the holders of the A-1 Preferred Shares will generally be entitled to that number of votes as is equal to the product obtained by multiplying: (i) the number of whole shares of our common stock into which the A-1 Preferred may be converted as of the record date of such vote or consent, by (ii) 0.93, rounded down to the nearest whole number. Therefore, every 1.075269 shares of A-1 Preferred will generally initially be entitled to one vote. In May 2016, 2,150,538 of the A-1 Preferred Shares were converted into 2,150,538 shares of our common stock. At December 31, 2016, there were 214,705 A-1 Preferred Shares outstanding.

The 2016 Warrants were immediately exercisable upon issuance, have a term of five years and have an exercise price of $1.21 per share of our common stock. Each 2016 Warrant includes both cash and “cashless exercise” features and an exchange feature whereby the holder of the 2016 Warrant may exchange (the “Exchange Right”) all or any portion of the 2016 Warrant for a number of shares of our common stock equal to the quotient obtained by dividing the “Exchange Amount” by the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrant is exchanged (the “Exchange Price”). Under the 2016 Warrants, the “Exchange Amount” is based upon a Black Scholes option pricing model, and the aggregate Exchange

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

Amount under all of the 2016 Warrants will be $1.4 million, subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of issuance of the 2016 Warrants and the date the 2016 Warrants are exchanged. Each 2016 Warrant provides that the number of shares that may be issued upon exercise of the Exchange Right is limited to the number of shares that may be purchased pursuant to the terms of the 2016 Warrant, unless we have previously obtained stockholder approval or approval from The Nasdaq Stock Market LLC to issue any additional shares of our common stock (the “Additional Shares”) pursuant to the Exchange Right (the “Required Approvals”). For any Exchange Right exercised more than 90 days following the issuance of the 2016 Warrants, if we have not obtained either of the Required Approvals, we will be required to pay the 2016 Warrant holder an amount in cash for any Additional Shares that we cannot issue without the Required Approvals based on the Exchange Amount.

The 2016 Warrants further provide that, to the extent the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrant is exchanged is less than $0.50, the Exchange Price will be deemed to be equal to $0.50, and, in addition to issuing shares of our common stock based on this Exchange Price, we will be required to pay to the 2016 Warrant holder an amount in cash equal to the product obtained by multiplying (a) $0.50 minus the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrant is exchanged, by (b) the aggregate number of shares of our common stock issued to the 2016 Warrant holder by the Company in such exchange at an Exchange Price equal to $0.50. Therefore, if the Required Approvals are obtained, based on the Exchange Amount of $1,436,882 (which, as noted above, is subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of the issuance of the 2016 Warrants and the date the 2016 Warrants are exchanged), the maximum number of shares of our common stock issuable pursuant to the Exchange Right in the 2016 Warrants will be 2,873,765. In addition, if, for example, assuming an Exchange Amount of $1,436,882, the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrants are exchanged is $0.25, we would be required to pay to the 2016 Warrant holders cash in an aggregate amount of $718,441 in addition to issuing the 2016 Warrant holders 2,873,765 shares. During the year ended December 31, 2016, 1,006,419 of the 2016 Warrants were exchanged for 1,613,353 shares of our common stock and cash due of $0.5 million. As of December 31, 2016, the $0.5 million due to a 2016 Investor is included in other current liabilities on our consolidated balance sheet.

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
Years Ended December 31, 2016 and 2015

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

On May 31, 2016, we issued to a vendor an aggregate of 78,000 shares of our common stock and, on June 14, 2016, we issued to a second vendor an aggregate of 64,153 shares of our common stock. Such shares of common stock were issued to the vendors in lieu of an aggregate cash amount of approximately $89,000 owed by us to such vendors for services previously performed by such vendors which was the fair value of the services provided. We issued the shares to the vendors in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The offering of the shares to the vendors did not involve a public offering, and no general solicitation or advertisement was made in connection with the offering of the shares to the vendors.

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

During the year ended December 31, 2016, we sold 1,177,849 shares under the ATM Agreement. The average sales price per common share was $0.42 and the aggregate net proceeds from the sales totaled $0.5 million.

During the year ended December 31, 2016, the issuance of shares to our vendors and the sale of shares under the ATM Agreement required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the Private Placement. The exercise price of these warrants decreased to $4.23 per share and the number of shares issuable upon exercise of the warrants increased from 3,239,827 to 3,362,276.
Common Stock Warrants.
During the year ended December 31, 2016, we issued warrants to purchase 3,055,555 shares of common stock and warrants were exercised or exchanged for 2,280,517 shares of common stock. Included in the warrants issued in 2016 were 1,174,099 warrants issued due to repricing requirements of the Private Placement and 1,881,456 warrants issued in connection with the January 2016 Offering. During the year ended December 31, 2015, we issued warrants to purchase 3,466,841 shares of common stock and none of the issued warrants were exercised. Included in the warrants issued in 2015 were 800,492 warrant issued due

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

to repricing requirements of the Private Placement and 2,666,349 warrants issued in connection with the 2015 Offering and the July 2015 Offering. During the twelve months ended December 31, 2015, warrants to purchase 431,027 shares of common stock expired. Warrants to purchase an aggregate of 6,696,287 shares of common stock were outstanding at December 31, 2016.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Various Institutional Holders(1)	2012	February 2017	2,919,043	$4.23
Affiliates of Third Security, LLC(1)	2012	February 2017	443,233	$4.23
Various Institutional Holders(2)	2013	January 2018	441,655	$9.00
Affiliates of Third Security, LLC(2)	2013	January 2018	250,000	$9.00
Various Institutional Holders(3)	2014	April 2020	374,618	$4.00
Various Institutional Holders(4)	2015	February 2020	714,780	$2.24
Various Institutional Holders(5)	2015	December 2020	122,433	$1.66
Various Institutional Holders(6)	2015	January 2021	1,161,972	$1.21
Affiliates of Third Security,LLC(7)	2016	January 2021	161,026	$1.21
Various Institutional Holders(7)	2016	January 2021	107,527	$1.21
			6,696,287

(1)
These Warrants were issued in connection with the Private Placement completed in February 2012 and are classified as a liability in our financial statements. See Footnote 12 - “Fair Value”. These warrants also contain certain anti-dilution provisions that provide for an adjustment to the exercise price and number of shares issuable upon exercise of the warrant in the event that we engage in certain issuances of shares of our common stock at a price lower than the exercise price of the warrant.

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
Years Ended December 31, 2016 and 2015

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
Years Ended December 31, 2016 and 2015

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

Conversion of Preferred Stock Series A and B.

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

The outstanding shares of Series A Preferred Stock were convertible into shares of our common stock at a rate of 1-for-3, and the outstanding shares of Series B Preferred Stock were convertible into shares of our common stock at a rate of 1-for-1. Prior to the entry into the Conversion Agreement, there were 2,586,205 shares of Series A Preferred Stock outstanding, which were converted into 862,057 shares of our common stock, and 1,443,297 shares of Series B Preferred Stock outstanding, which were converted into 1,443,297 shares of our common stock, for an aggregate of 2,305,354 shares of our common stock issued upon conversion of the Series A Preferred Stock and Series B Preferred Stock (the “Conversion Shares”). At the time of the entry into the Conversion Agreement, there were $3.7 million in accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock, which were converted, in accordance with the Conversion Agreement, into 3,681,590 shares of our common stock, and $0.8 million in accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock, which were converted, in accordance with the terms of the Conversion Agreement, into 793,235 shares of our common stock, for an aggregate of 4,474,825 shares of our common stock issued pursuant to the accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock. Therefore, in connection with the full conversion of the Series A Preferred Stock and Series B Preferred Stock, plus the conversion of all accrued and unpaid dividends thereon, we issued an aggregate of 6,780,179 shares of our common stock to the Preferred Holders on January 6, 2016.

Following the conversion of the shares of Series A Preferred Stock and Series B Preferred Stock into common stock, no shares of Series A Preferred Stock or Series B Preferred Stock remain outstanding.
Preferred Stock Dividends.
We had cumulative undeclared dividends on our Series A Preferred Stock and Series B Preferred Stock of zero and $4.4 million at December 31, 2016 and 2015, respectively. Since dividends should generally not be recognized as a liability until declared, we had a recorded liability of zero for these undeclared dividends.
For the year ended December 31, 2016 and 2015, we had undeclared dividends. In accordance with the FASB’s Accounting Standards Codification Topic 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss per share calculation.
11.         EQUITY INCENTIVE PLAN
The Company’s 2006 Equity Incentive Plan (the “Plan”) allows the Company to make awards of various types of equity-based compensation, including stock options, dividend equivalent rights (“DERs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance units, performance shares and other awards, to employees and directors of the Company. The Company was authorized to issue 1,666,666 shares under the Plan; provided, that no more than 1,250,000 of such shares may be used for grants of restricted stock, restricted stock units, performance units, performance shares and other awards. The Plan expired on July 12, 2016 and as of that date the Company can no longer make additional awards under the Plan. During 2017, the Company intends to present a successor plan to the Transgenomic stockholders for approval.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

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
For the years ended December 31, 2016 and 2015, we recorded compensation expense of $0.1 million and $0.6 million, respectively within selling, general and administrative expense. As of December 31, 2016, there was $0.1 million of unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of approximately 1.0 years.
The fair value of the options and SARs granted during 2016 was estimated on their respective grant dates using the Black-Scholes option pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 1.13% to 1.92%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of six years, based on historical exercise activity; and volatility of 85% to 86% for grants made during the year ended December 31, 2016 based on the historical volatility of our stock over a time that is consistent with the expected life of the option.
The fair value of the options granted during 2015 was estimated on their respective grant dates using the Black-Scholes option-pricing model. The Black-Scholes model was used with the following assumptions: risk-free interest rates of 1.32% to 1.91%, based on the U.S. Treasury yield in effect at the time of grant; dividend yields of zero percent; expected lives of four to six years, based on historical exercise activity; and volatility of 83% to 86% for grants made during the year ended December 31, 2015 based on the historical volatility of our stock over a time that is consistent with the expected life of the option.
The weighted average grant date fair value per share of options granted during the years ended December 31, 2016 and 2015 was $0.60 and $0.96 respectively.
Stock Options.
The following table summarizes stock option activity under the Plan during the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	1,107,794	$3.45
Granted	25,250	0.84
Forfeited	(395,018)	2.91
Expired	—	—
Outstanding at December 31, 2016	738,026	$3.59
Exercisable at December 31, 2016	537,091	$4.26

All stock options outstanding were issued to employees, officers or outside directors.
As of December 31, 2016, 720,128 outstanding options were vested or expected to vest. The weighted average exercise price of these options was $3.55 and the aggregate intrinsic value was zero with a remaining weighted average contractual life of 7.5 years.
As of December 31, 2016, 537,091 options were exercisable with a weighted average exercise price of $4.26 and an aggregate intrinsic value of zero. The weighted average contractual life of these options was 7.2 years.
No options were exercised in 2016 or 2015.
The total fair value of awards that vested during 2016 and 2015 was $0.6 million and $0.8 million, respectively.
Stock Appreciation Rights (“SARs”).
The following table summarizes SARs activity under the Plan during the year ended December 31, 2016:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

	Number of SARs	Weighted Average Exercise Price
Outstanding at January 1, 2016	98,333	$4.14
Granted	—	—
Forfeited	(15,000)	3.15
Expired	—	—
Outstanding at December 31, 2016	83,333	$4.32
Exercisable at December 31, 2016	83,333	$4.32
All SARs outstanding were issued to officers.
As of December 31, 2016, 83,333 outstanding and exercisable SARs shares were vested or expected to vest. The weighted average exercise price of these options was $4.32 and the aggregate intrinsic value was zero with a remaining weighted average contractual life of 6.7 years. There were no SARs shares exercised in 2016 or 2015. During the year ended December 31, 2016, the SARs liability decreased by less than $0.1 million. At December 31, 2016, a liability of less than $0.1 million was recorded in accrued expenses.

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

Debt
Our debt is considered a Level 3 liability for which book value approximates fair value due to the variable interest rate it bears.

Common Stock Warrant Liabilities.
Certain of our issued and outstanding warrants to purchase common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability.
2012 Warrant Liability
The 2012 Warrant Liability represents the fair value of the 3.4 million warrants issued in February 2012 (as adjusted pursuant to the terms of the 2012 warrants). We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations. Management does not believe that this liability will be settled by a use of cash.
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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

Static Business Inputs include: Our equity value, which was estimated using our stock price of $0.28 as of December 31, 2016; the amount of the down-round financing, the timing of the down-round financing, the expected exercise period of 0.10 years from the valuation date and the fact that no other potential fundamental transactions are expected during the term of the common stock warrants.
Static Technical Inputs include: volatility of 67% based on implied and historical rates over the expected term and the risk-free interest rate of 0.44% based on the 1-month U.S. Treasury yield.
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

During the year ended December 31, 2016, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) was comprised of the following:

Dollars in Thousands
For the Year Ended
December 31, 2016
Balance at January 1, 2016	$350
Total gains or losses:
Recognized in earnings	(350)
Balance at December 31, 2016	$—
2016 Warrant Liability
The 2016 Warrant Liability represents the fair value of the 1.8 million warrants issued in January 2016, of which, 0.8 million warrants remain outstanding as of December 31, 2016. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our Statement of Operations.
The 2016 Warrant Liability is considered a Level 3 financial instrument and is valued using a binomial lattice simulation model. This method is well suited to valuing options with non-standard features. Assumptions and inputs used in the valuation of the common stock warrants include; our equity value, which was estimated using our stock price of $0.28 as of December 31, 2016; volatility of 91%; and a risk-free interest rate of 1.70%.
During the year ended December 31, 2016, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
For the Year Ended
December 31, 2016
Balance at January 1, 2016	$—
Additions	1,827
Deductions from warrant conversions	(807)
Total gains or losses:
Recognized in earnings	(438)
Balance at December 31, 2016	$582
The change in unrealized gains or losses of Level 3 liabilities is included in earnings and is reported in other income (expense) in our Statement of Operations.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

13.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
We have one operating segment as of December 31, 2016, Laboratory Services. Our revenues from continuing operations are primarily generated from pharmacogenomics research services supporting Phase II and Phase III clinical trials conducted by pharmaceutical and biotechnology companies.

Based on location of end customers, all of our revenues from continuing operations are attributed to the United States. All of our long-lived assets are also located within the United States.

14.    SUBSEQUENT EVENTS

Amendment to Merger Agreement

As previously reported on October 13, 2016, Transgenomic, Merger Sub, and Precipio entered into the “Merger Agreement pursuant to which Precipio will become a wholly-owned subsidiary of Transgenomic (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. Following the Merger, Transgenomic will change its name to Precipio, Inc. (“New Precipio”).

On February 2, 2017, Transgenomic, Merger Sub and Precipio entered into a First Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”) which provided for, among other things, the following: (a) the authorization of a line of credit up to $250,000 provided by Precipio to Transgenomic pursuant to an unsecured promissory note (as discussed below under the caption “Bridge Financing”); (b) the revision of the exchange ratio set forth in the Merger Agreement to provide that issued and outstanding common units of Precipio prior to the effective time of the Merger will be converted into the right to receive an amount of shares of New Precipio common stock (“New Precipio common stock”) equal to 80% of the issued and outstanding shares of New Precipio common stock (not taking into account the issuance of shares of convertible preferred stock of New Precipio (“New Precipio preferred stock”) in the Merger or related private placement); (c) the waiver as a condition to the closing of the Merger of the continual listing of the existing shares of Transgenomic’s common stock on the Nasdaq Capital Market; (d) the extension of the deadline pursuant to which a “shelf” registration statement on Form S-3 or other appropriate form is required to be filed by New Precipio with the Securities Exchange Commission to June 1, 2017; (e) the authorization for certain indebtedness of New Precipio to remain outstanding as of the effective date of the Merger; (f) the authorization of certain actions taken by each of Transgenomic and Precipio since the date the Merger Agreement; (g) the removal from the Merger Agreement of certain conditions to closing of the Merger; and (h) the extension of the date that either Transgenomic or Precipio may terminate the Merger Agreement if the Merger has not been consummated to June 30, 2017.

Conversion of Unsecured Convertible Promissory Notes
On January 20, 2015, Transgenomic entered into a series of Unsecured Convertible Promissory Notes with seven accredited investors (the “Investors”) in the principal amount of $925,000 (the “Notes”). Pursuant to the terms of the Notes, interest accrues at a rate of 6% per year and is due and payable by Transgenomic on December 31, 2016 (the “Maturity Date”). Transgenomic also issued, to its placement agent for the Notes, a convertible promissory note, upon the same terms and conditions as the Notes, in an aggregate principal amount equal to 5% of the proceeds received by Transgenomic, or $46,250 (the “Agent Note”). The Notes are convertible into shares of Transgenomic’s common stock at the option of the Investors and as of December 31, 2016 $400,000 of the aggregate principal amount of the Notes, and accrued interest thereon, has been converted into an aggregate of 281,023 shares of Transgenomic’s common stock. On the Maturity Date, the then outstanding aggregate amount owed on the Notes and Agent Note of $638,016 ($571,250 in principal amount and $66,766 of accrued interest) became due. Pursuant to the terms of the Notes, Transgenomic’s failure to pay any principal or interest within 10 days of the date such payment is due would constitute an event of default (the “Prospective Event of Default”).
On January 10, 2017, the Investors executed a waiver of the Prospective Event of Default, pursuant to which, the Investors agreed to waive the Prospective Event of Default on the condition that Transgenomic and the Investors enter into definitive documentation evidencing the terms for an extended Maturity Date of the Notes and the Agent Note on or before January 16, 2017 (the “Waiver Deadline”).
On January 13, 2017, all but one Investor exercised their conversion rights relating to their respective Notes, including the Agent Note, and agreed to convert an aggregate amount of $499,359 of principal and interest due under the Notes and Agent Note into 416,133 shares of Transgenomic’s common stock. The Waiver Deadline was extended with respect to the remaining Investor

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

who had exercised conversion rights (the “Non-Converting Investor”) so that the parties could continue to discuss a resolution of the Prospective Event of Default relating to such Investor’s Note with an outstanding amount due of $139,876 as of January 13, 2017 ($125,000 in principal amount and $14,876 of accrued interest).
On January 17, 2017, the Non-Converting Investor agreed to extend the Maturity Date of its Note pursuant to an amendment to the Note (the “Amendment”). The Amendment provides that two-thirds of the outstanding principal amount of the Note must be paid upon the earlier to occur of the close of Transgenomic’s merger with Precipio or June 16, 2017 (such applicable date, the “Deferred Maturity Date”). The remaining one-third of the principal amount outstanding on the Note must be paid on the six month anniversary of the Deferred Maturity Date (the “Extended Maturity Date”).
On the applicable Deferred Maturity Date, all accrued and unpaid interest on the Note as of the Deferred Maturity Date will be converted into shares of Transgenomic’s common stock at a conversion price based on the average closing price of Company common stock on The Nasdaq Stock Market LLC (“Nasdaq”) for the 20 consecutive trading days immediately preceding the date of conversion, but in no event will the conversion price be less than $0.25 per share. Interest that accrues on the remaining principal amount of the Note from the Deferred Maturity Date will be payable on the Extended Maturity Date, unless the Note is converted in which case such interest will be payable in shares of Transgenomic’s common stock as part of the conversion.
In exchange for extending the Maturity Date of the Note, Transgenomic will issue to the Non-Converting Investor on the applicable Deferred Maturity Date a warrant to purchase shares of Transgenomic’s common stock having an aggregate value of $6,250 with an exercise price to be determined as of the date of issuance of the warrant based on the average closing price of Company common stock on Nasdaq for the 20 consecutive trading days immediately preceding the date of issuance of the warrant, subject to the approval of Nasdaq if necessary. The warrant will expire two years from the date of issuance.
Delisting from Nasdaq
As previously disclosed, on February 17, 2017, Transgenomic received written notification from the staff of Nasdaq that, as a result of Transgenomic’s inability to maintain certain Nasdaq continued listing requirements, Nasdaq had determined to delist Transgenomic’s shares from Nasdaq. Accordingly, trading in Transgenomic’s shares was suspended, and on February 22, 2017, Transgenomic’s shares began trading on the OTCQB exchange under the ticker “TBIO”.
Amendment to Loan and Security Agreement
On February 2, 2017, Transgenomic entered into the Termination and Tenth Amendment (the “Loan Agreement Amendment”) to its Loan and Security Agreement, dated March 13, 2013, with Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the other lenders party thereto (collectively, the “Lenders”), as amended, for a revolving line of credit and a term loan (as so amended, the “Loan Agreement”). The Loan Agreement Amendment, among other things, (i) provides that the Lenders will waive specified events of default under the terms of the Loan Agreement until the effective time of the Merger (or the termination of the Merger Agreement in accordance with its terms), (ii) provides for the conversion of all outstanding indebtedness owed to the Lenders under the Loan Agreement (the “Outstanding Indebtedness”) into shares of Transgenomic common stock and preferred stock (collectively, the “Conversion Shares”) effective as of the closing date of the Merger and (iii) the termination of the Loan Documents (as defined in the Loan Agreement) and the termination and release of all security interests and liens of the Lenders in the Collateral (as defined in the Loan Agreement) in each case immediately following the conversion of the Outstanding Indebtedness into Conversion Shares.
The effectiveness of certain provisions in the Loan Agreement Amendment, including provisions relating to conversion of the Conversion Shares and termination of the Loan Documents, is conditioned on, among other things, the consummation of the Merger, and, in the event that the Merger is not consummated, these provisions in the Loan Agreement Amendment will terminate.
As noted above, in connection with the Loan Agreement Amendment, the Lenders have agreed to convert the outstanding principal and accrued interest under the Loan Agreement into (i) approximately 10.4 million shares of New Precipio common stock immediately prior to the effectiveness of the Merger at a price equal to $0.50 per share and (ii) 24.1 million shares of New Precipio preferred stock. As of December 31, 2016, the outstanding amount owed under the Loan Agreement was $7.2 million of principal and $0.6 million of accrued interest. The issuance of the Conversion Shares is subject to the approval of the Transgenomic stockholders in accordance with Nasdaq Capital Market listing rules.
The Lenders are affiliates of Third Security, LLC, whose affiliates hold more than 10% of the outstanding voting stock of Transgenomic. Additionally, Doit L. Koppler II, a director of Transgenomic, is affiliated with Third Security, LLC and its affiliates.
Legal Proceedings

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

Transgenomic is subject to a number of claims of various amounts that arise out of the normal course of its business. In addition to the claims described in this Note 14, Transgenomic is delinquent on the payment of outstanding accounts payable amounting to approximately $0.6 million with certain of its vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.
On February 25, 2016, UNMC filed a lawsuit against Transgenomic in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by Transgenomic to UNMC. Transgenomic and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay $0.4 million to UNMC in installments over a period of time. As of March 15, 2017, Transgenomic’s initial payment due to UNMC under the settlement agreement is delinquent. Transgenomic and UNMC are currently in discussions to extend the date of Transgenomic’s initial payment due to UNMC. A $0.4 million and $0.7 million liability has been recorded and is reflected in accrued expenses at December 31, 2016 and December 31, 2015.
In addition, on April 13, 2016, Fox Chase filed a lawsuit against Transgenomic in the Court of Common Pleas, alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment, fraudulent conversion and conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to the License Agreement as well as the assignment of certain of Transgenomic’s rights under the License Agreement to IDT pursuant to the IDT Agreement. Pursuant to the terms of the IDT Agreement, Transgenomic agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. On July 8, 2016, the Court of Common Pleas sustained Transgenomic’s preliminary objections to several of Fox Chase’s claims and dismissed the claims for tortious interference, fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case has been narrowed so that only certain contract claims and an unjust enrichment claim remain pending against Transgenomic. Transgenomic believes that it has good and substantial defenses to the claims asserted by Fox Chase. Transgenomic is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by Transgenomic as of these financial statements. Furthermore, there is no guarantee that Transgenomic will prevail in this suit or receive any damages or other relief if it does prevail.
On June 23, 2016, Mount Sinai filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by Transgenomic to Mount Sinai for services rendered. Transgenomic and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. A $0.7 million liability has been recorded and is reflected in accrued expenses at December 31, 2016. Effective as of February 1, 2017, Transgenomic and Mount Sinai agreed to amend the terms of their settlement agreement to extend the date of Transgenomic’s initial payment due to Mount Sinai.
On December 19, 2016, Smith filed a lawsuit against Transgenomic in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by Transgenomic to Smith for costs and damages arising from a breach of Transgenomic’s obligations pursuant to lease agreement between the parties. Transgenomic and Smith are currently in discussions to determine a mutually agreeable means by which to settle the outstanding liability.
On February 21, 2017, XIFIN filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 4, 2017, XIFIN filed an application for an entry of default by the clerk of the court against us. A $0.21 million liability has been recorded and is reflected in accrued expenses at December 31, 2016.
We and SPDC entered into that certain Lease dated as of December 31, 2011, as modified by the First Amendment to Lease dated as of June 18, 2013, as further modified by a letter agreement dated as of February 2, 2015, as modified by the Second Amendment to Lease dated as of June 26, 2015 (the “ SPDC Lease”). In November 2016, SPDC alleged that we defaulted on our obligations under the SPDC Lease. Specifically, SPDC alleges that we failed to pay approximately $0.4 million in rental payments due under the SPDC Lease and that we vacated a portion of the leased premises in violation of the terms of the SPDC Lease. SPDC has not filed a claim against us in connection with these allegations. Transgenomic and SPDC entered into a settlement agreement dated March 6, 2017, which included, among other things, a mutual general release of claims, and Transgenomic’s agreement to pay approximately $0.4 million to SPDC in installments over a period of time.
CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe CPA Global approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016 and 2015

us in connection with this allegation. A liability of approximately $0.2 million has been recorded and is reflected in accrued expenses at December 31, 2016.
On March 9, 2016, counsel for EdgeBio sent a demand letter on behalf of EdgeBio to us in connection with the terms of that certain Asset Purchase Agreement dated September 8, 2015 (the “EdgeBio Agreement”). EdgeBio alleges, among other things, that certain customers of EdgeBio erroneously remitted payments to us, that such payments should have been paid to EdgeBio and that we failed to remit these funds to EdgeBio in violation of the terms of the EdgeBio Agreement. On September 13, 2016, we received a demand for payment letter from EdgeBio’s counsel alleging that the balance due to EdgeBio is approximately $0.1 million. A liability of approximately $0.1 million has been recorded and is reflected in accrued expenses at December 31, 2016.
On February 17, 2017, Campbell filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we have a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  As a result, he alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereafter.  Although we intend to defend the lawsuit, there can be no assurance regarding the ultimate outcome of this case. Given the uncertainty of litigation, the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.

Item 9A.	Controls and Procedures.
(a)         Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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

Management has conducted, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as defined in Rule 13(a)-15(f) under the Exchange Act as of December 31, 2016. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
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

(c)         Changes in internal control over financial reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors and Committees
Our Board consists of five directors. The Board is divided into three classes with directors in each class serving for a term of three years. The terms of office of the current Class I, Class II and Class III directors will expire in 2017, 2018 and 2019, respectively. Our directors are elected by the holders of our common stock and Series A-1 Preferred Stock, voting together as a single class on an as-converted to common stock basis. There are two directors in each of Class I and Class III and one director in Class II.
 Robert M. Patzig and Paul Kinnon are the current directors in Class I, Doit L. Koppler, II is the current director in Class II and Michael A. Luther, Ph.D. and Mya Thomae are the current directors in Class III.
 Certain biographical information regarding our directors, including their ages as of March 31, 2017 and the dates that they were first elected to our Board, is set forth below. In each individual’s biography we have highlighted specific experience, qualifications, and skills that have led the Board to conclude that such individual is a valued member of our Board. In addition to these specific attributes, all of our directors have significant expertise in one or more areas of importance to our business and have high-level managerial experience in relatively complex organizations or are accustomed to dealing with complex problems. We believe all of our directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to the affairs of our company.

Name	Age	Principal Occupation	Director Since	Term to Expire

CLASS I DIRECTORS
Robert M. Patzig	48	Chairperson of the Board, Transgenomic, Inc.	2010	2019

Paul Kinnon	54	President, Chief Executive Officer and Interim Chief Financial Officer of Transgenomic, Inc.	2013	2019

CLASS II DIRECTORS
Doit L. Koppler, II	53	Managing Director and Treasurer, Third Security, LLC	2010	2017

CLASS III DIRECTORS
Michael A. Luther, Ph.D.	60	President and Chief Executive Officer, Bantam Pharmaceutical, LLC	2014	2018

Mya Thomae	50	Vice President, Regulatory Affairs, Illumina, Inc.	2015	2018

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
Michael A. Luther, Ph.D. Dr. Luther has served as President and Chief Executive Officer of Bantam Pharmaceutical, LLC, a pharmaceutical company focused on the discovery and development of compounds to treat cancer with a focus on RNA translation, since March 2016. From October 2013 to October 2015, Dr. Luther was Senior Vice President and General Manager, Discovery and Development Services, at Albany Molecular Research, Inc. (NASDAQ: AMRI), a global contract research and manufacturing organization offering drug discovery, development and manufacturing services, where he was responsible for the strategic, operational and business development activities for Albany Molecular Research, Inc.’s global discovery and development divisions. From August 2012 to September 2013, Dr. Luther was Corporate Vice President of Global Discovery Research Services at Charles River Laboratories (NYSE: CRL), a global provider of products and services to pharmaceutical and biotechnology companies, government agencies and academic institutions, where he served as the general manager of the firm’s discovery business unit, including developing and implementing strategic and operating plans. Prior to his role at Charles River, from March 2009 to August 2012, he was President and a member of the Board of Directors of the David H. Murdock Research Institute, a non-profit contract research organization located in Kannapolis, North Carolina, where he led and directed all activities of the institute, including applied research and development activities. From November 2006 to March 2009, Dr. Luther held the position of Vice President and Site Head at Merck Frosst, a pharmaceutical company in Montreal, Canada, focused on the delivery of Phase I product candidates from target to clinic for novel therapeutics in respiratory and metabolic disorders. Prior to Merck Frosst, from 1991 to 2006, he held positions of increasing responsibilities at GlaxoSmithKline, a global healthcare company that researches and develops a broad range of innovative medicines and brands, culminating in his appointment as Vice President, High Throughput Biology. Dr. Luther holds a Bachelor of Science degree in Biology and Chemistry from North Carolina State University, a Master in Business Administration from Duke University, Fuqua School of Business, and a Ph.D. in Biophysical Chemistry from Saint Louis University School of Medicine. He served as a member of the board of directors of Islet Sciences, Inc., a biopharmaceutical company (OTC: ISLT), from March 2014 to June 2015. The Board selected Dr. Luther to serve as a director because it believes he possesses valuable experience in the healthcare and pharmaceutical industries and extensive strategic, scientific and business experience in such industries, which brings a unique and valuable perspective to the Board.
Mya Thomae. Ms. Thomae has served as the Vice President, Regulatory Affairs at Illumina, Inc., a developer, manufacturer and marketer of life science tools and integrated systems for large-scale analysis of genetic variation and function, since July 2014. From January 2008 to July 2014, Ms. Thomae served as the founder and chief executive officer of Myraqa, Inc., a consulting firm focused on in vitro diagnostic and companion diagnostic products, which was acquired by Illumina, Inc. in July 2014. Prior to founding Myraqa, Inc., from January 1999 to December 2007, Ms. Thomae was an independent consultant at Mya Thomae Consulting, where she specialized in in vitro diagnostics. Ms. Thomae served as the Regulatory Affairs Manager of Chiron Corporation, a biotechnology firm, from 1996 to 1997, and from 1992 to 1995, worked in Regulatory Affairs in positions of increasing responsibility and eventually as the Regulatory Affairs Manager of Epitope, Inc. Ms. Thomae holds a Bachelor of Music, Cello Performance from the University of Wisconsin-Madison. The Board selected Ms. Thomae to serve as a director because of her extensive regulatory knowledge and experience, as well as her past management roles in biotechnology companies.
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
Corporate Governance
Board Leadership Structure
Our Board has determined that having an independent director serve as the Chairperson of the Board is in the best interests of our stockholders. Our Chairperson of the Board is Robert M. Patzig. Our President, Chief Executive Officer and Interim Chief Financial Officer, Paul Kinnon, is the only member of our Board who is not an independent director. We believe that this leadership structure enhances the accountability of our President and Chief Executive Officer to the Board and strengthens the Board’s independence from management. While both leaders are actively engaged in significant matters affecting our Company, such as long-term strategy, we believe splitting these leadership positions enables Mr. Kinnon to focus his efforts on running our business and managing our Company while permitting Mr. Patzig to focus more on the governance of our Company, including oversight of our Board.
Director Attendance at Meetings
Our Board conducts its business through meetings of our Board, both in person and telephonic, and actions taken by written consent in lieu of meetings. During the year ended December 31, 2016, our Board held 37 meetings and did not take any actions by written consent. All but one director, Mya Thomae, attended at least 75% of the meetings of our Board and of the committees of our Board on which they served during 2016.

Our Board encourages all directors to attend our annual meetings of stockholders unless it is not reasonably practicable for a director to do so. One of the persons serving as a director at the time of our 2016 Annual Meeting of Stockholders attended our 2016 Annual Meeting of Stockholders.
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
The current members of the Audit Committee are directors Mr. Patzig, the Chairperson of the Audit Committee, Dr. Luther and Ms. Thomae, all of whom have been determined by the Board to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members. The Board has determined that each of Mr. Patzig, Dr. Luther and Ms. Thomae qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes Oxley Act of 2002. The Audit Committee met four times during 2016 and did not take any actions by written consent.
Compensation Committee
The primary duties and responsibilities of our standing Compensation Committee are to review, modify and approve the overall compensation policies for the Company, including the compensation of the Company’s Chief Executive Officer and other senior management; establish and assess the adequacy of director compensation; and approve the adoption, amendment and termination of the Company’s stock option plans, pension and profit sharing plans, bonus plans and similar programs. The Compensation Committee may delegate to one or more officers the authority to make grants of options and restricted stock to eligible individuals other than officers and directors, subject to certain limitations. Additionally, the Compensation Committee has the authority to form subcommittees and to delegate authority to any such subcommittee. The Compensation Committee also has the authority, in its sole discretion, to select, retain and obtain, at the expense of the Company, advice and assistance from internal or external legal, accounting or other advisors and consultants. Moreover, the Compensation Committee has sole authority to retain and terminate any compensation consultant to assist in the evaluation of director, Chief Executive Officer or senior executive compensation, including sole authority to approve such consultant’s reasonable fees and other retention terms, all at the Company’s expense.
The Compensation Committee operates under a written charter which is available in the Investor Relations section of our website at www.transgenomic.com. All members of the Compensation Committee must satisfy the independence requirements of NASDAQ applicable to compensation committee members.
The Compensation Committee currently consists of directors Mr. Patzig, the Chairperson of the Compensation Committee, Dr. Luther and Ms. Thomae, all of whom have been determined by the Board to be independent under NASDAQ listing standards applicable to compensation committee members. The Compensation Committee met one time during 2016 and did not take any actions by written consent.
Nominating and Corporate Governance Committee
The Nominating Committee identifies, reviews and evaluates candidates to serve on the Board; reviews and assesses the performance of the Board and the committees of the Board; and assesses the independence of our directors. The Nominating Committee is also responsible for reviewing the composition of the Board’s committees and making recommendations to the entire Board regarding the chairpersonship and membership of each committee. In addition, the Nominating Committee is responsible for developing corporate governance principles and periodically reviewing and assessing such principles, as well as periodically reviewing the Company’s policy statements to determine their adherence to the Company’s Code of Business Conduct and Ethics.
The Nominating Committee has adopted a Director Nominees Consideration Policy, whereby Board candidates are identified primarily through suggestions made by directors, management and stockholders of the Company. We have implemented no material changes to the procedures by which stockholders may recommend nominees for the Board. The Nominating Committee will consider director nominees recommended by stockholders that are submitted in writing to the Company’s Corporate Secretary in a timely manner and which provide necessary biographical and business experience information regarding the nominee. The Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the criteria considered by the Nominating Committee, based on whether or not the candidate was recommended by a stockholder. The Board does not prescribe any minimum qualifications for director candidates, and all candidates for director will be evaluated based on their qualifications, diversity, age, skill and such other factors as deemed appropriate by the Nominating Committee given the current needs of the Board, the committees of the Board and the Company. Although the Nominating Committee does not have a specific policy on diversity, it considers the criteria noted above in selecting nominees for directors, including members from diverse backgrounds who combine a broad spectrum of experience and expertise. Absent other factors which may be material to its evaluation of a candidate, the Nominating Committee expects to recommend to the Board for selection incumbent directors who express an interest in continuing to serve on the Board. Following its evaluation of a proposed director’s candidacy, the Nominating Committee will make a recommendation as to whether the Board should nominate the proposed director candidate for election by the stockholders of the Company.
The Nominating Committee operates under a written charter which is available in the Investor Relations section of our website at www.transgenomic.com. No member of the Nominating Committee may be an employee of the Company and each member must satisfy the independence requirements of NASDAQ and the SEC.
The Nominating Committee currently consists of directors Mr. Patzig and Mr. Koppler, each of whom has been determined by the Board to be independent under NASDAQ listing standards. The Nominating Committee did not meet or take any actions by written consent during 2016.
Oversight of Risk Management
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risks, financial risks, legal and regulatory risks and others, such as the impact of competition. Management is responsible for the day-to-day management of the risks that we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our Board assesses major risks facing our Company and options for their mitigation in order to promote our stockholders’ interests in the long-term health of our Company and our overall success and financial strength. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of our full Board in the risk oversight process allows our Board to assess management’s appetite for risk and also determine what constitutes an appropriate level of risk for our Company. Our Board regularly includes agenda items at its meetings relating to its risk oversight role and meets with various members of management on a range of topics, including corporate governance and regulatory obligations, operations and significant transactions, risk management, insurance, pending and threatened litigation and significant commercial disputes.
While our Board is ultimately responsible for risk oversight, various committees of our Board oversee risk management in their respective areas and regularly report on their activities to our entire Board. In particular, the Audit Committee has the primary responsibility for the oversight of financial risks facing our Company. The Audit Committee’s charter provides that it will discuss our major financial risk exposures and the steps we have taken to monitor and control such exposures. Our Board has also delegated primary responsibility for the oversight of all executive compensation and our employee benefit programs to the Compensation Committee. The Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with our business strategy.
We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing our Company and that our Board’s leadership structure provides appropriate checks and balances against undue risk taking.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act and the rules of the SEC require our directors, certain officers and beneficial owners of more than 10% of our outstanding common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. We believe all Section 16 reports were filed in a timely manner during 2016.
Information Regarding Executive Officers
Our executive officers, their ages as of March 31, 2017 and their respective positions are as follows:

Name	Age	Title(s)
Paul Kinnon	54	President, Chief Executive Officer and Interim Chief Financial Officer

A description of the business experience of Paul Kinnon is provided above under the heading “Board of Directors and Committees”.

Item 11.	Executive Compensation.

2016 Executive Compensation

Summary Compensation Table

The following table sets forth compensation awarded to, paid to or earned by the Company’s “named executive officers” for services rendered during fiscal years 2016 and 2015.

Name and Principal Position	Year	Salary ($)	SARs and Option Awards(1) ($)	All Other Compensation ($)		Total ($)
Paul Kinnon (2)	2016	350,000	—	11,075	(3)	361,075
President, Chief Executive Officer and Interim Chief Financial Officer	2015	350,000	68,925	11,075	(3)	430,000

Leon Richards (4)	2016	150,000	—	21,669	(5)	171,669
Former Chief Accounting Officer	2015	200,000	73,520	8,380	(6)	281,900
__________
(1)
The amounts in this column reflect the aggregate grant date fair value of the stock appreciation rights (“SARs”) and stock option awards granted during the respective fiscal year as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. The amounts shown for 2015 do not correspond to the actual value that will be recognized by the named executive officer. The assumptions used in the calculation of these amounts are included in Note 11 “Equity Incentive Plan” to the consolidated financial statements. See the table entitled “2016 Grants of Plan-Based Awards” for information on SARs and stock options granted in 2015. On December 13, 2016, the Board agreed to extend the period during which these stock options may be exercised following Mr. Kinnon’s termination of employment (i) by the Company without “Cause” or (ii) by Mr. Kinnon for “Good Reason” (each of the foregoing capitalized terms as defined in the Kinnon Employment Agreement) to 24 months after such termination, but in no event shall such period extend beyond the Term of Options as defined in the applicable award agreements, and for purposes of any incentive stock option, such extension shall be considered the grant of a new award on the same terms except that the exercise price shall be the greater of (i) the exercise price set forth in the original grant or (ii) the fair market value on the date of the extension.

(2)
See “Agreements with the Company’s Named Executive Officers - Paul Kinnon Employment Agreement” for a description of the Kinnon Employment Agreement with the Company. Mr. Kinnon was appointed as the Company’s President and Chief Executive Officer effective as of September 30, 2013 and the Company’s Interim Chief Financial Officer effective as of October 31, 2014.

(3)			Amounts paid to Mr. Kinnon in 2016 and 2015 consisted of $10,600 in 401(k) matching contributions and $475 in long term disability insurance.
(4)			Mr. Richards resigned from the Company effective September 30, 2016.
(5)			Amounts paid to Mr. Richards in 2016 consisted of $6,000 in 401(k) matching contributions, accrued vacation pay of $15,384 and $285 in long term disability insurance.
(6)			Amounts paid to Mr. Richards in 2015 consisted of $8,000 in 401(k) matching contributions and $380 in long term disability insurance.

2016 Grants of Plan-Based Awards
There were no grants of plan-based awards in fiscal year 2016 to the Company’s named executive officers.
Outstanding Equity Awards at Fiscal 2016 Year-End
The following table provides certain information concerning outstanding option awards and SARs held by the Company’s named executive officers as of December 31, 2016. As of December 31, 2016, no other equity awards granted to the Company’s named executive officers were outstanding.

Stock Appreciation Rights and Option Awards

Name	SARs and Option Award Grant Date	Number of Securities Underlying Unexercised SARs and Options (#) (Exercisable)	Number of Securities Underlying Unexercised SARs and Options (#) (Unexercisable)		SARs and Option Exercise Price ($)	SARS and Option Expiration Date
Paul Kinnon
Stock options	9/30/2013	179,166	—		4.32	9/30/2023
SARs	9/30/2013	83,333	—		4.32	9/30/2023
Stock options	2/18/2014	13,333	6,667	(1)	5.54	2/18/2024
Stock options	4/1/2015	25,000	50,000	(1)	1.44	4/1/2025
Leon Richards (2)
__________
(1)			The award vests over three years, with one-third of the shares subject to the award vesting on each anniversary of the grant date.
(2)			Mr. Richards resigned from the Company effective September 30, 2016, and all unvested option and SARs awards were terminated as of that date in accordance with their terms.

Fiscal Year 2016 SARs and Option Exercises and Stock Vested
No SARs or stock options were exercised by either of the Company’s named executive officers during fiscal year 2016.
Agreements with the Company’s Named Executive Officers
Paul Kinnon Employment Agreement
The Company has entered into the Kinnon Employment Agreement with Paul Kinnon, its President and Chief Executive Officer. The Kinnon Employment Agreement provides that Mr. Kinnon will be employed by the Company for a period of one year, subject to automatic renewal for additional one-year periods, unless terminated by either party upon written notice to the other at least three months prior to the expiration of the then-current term. Under the terms of the Kinnon Employment Agreement, Mr. Kinnon is paid an initial base salary of $350,000 per year. His base salary will be reviewed by the Compensation Committee of the Board for an increase on at least an annual basis and may be adjusted at any time in the Compensation Committee’s sole and absolute discretion, provided that any decrease in base salary must either be with Mr. Kinnon’s written permission, or be part of an across-the-board reduction that affects all senior executives of the Company by the same percentage. Commencing January 1, 2014, Mr. Kinnon became eligible to receive an annual bonus based on his performance under agreed-upon goals, objectives and formulas, provided that his target bonus for any year may not be less than 40% of his then-current base salary. The Kinnon Employment Agreement provides for a severance payment to Mr. Kinnon equal to 12 months of Mr. Kinnon’s then-current base salary if he is discharged other than for “Cause” (as defined in the Kinnon Employment Agreement), other than due to Mr. Kinnon’s disability, or if Mr. Kinnon resigns for “Good Reason” (as defined in the Kinnon Employment Agreement), regardless of whether or not the termination follows a change in control, in each case provided that Mr. Kinnon executes a severance agreement and general release in favor of the Company. The severance payments will be made over 12 months in accordance with the Company’s payroll practices, provided that payment of these amounts is subject to the provisions of Section 409A of the Code which may require that payments be delayed for six months (with interest) following termination of employment. If Mr. Kinnon breaches any of the covenants in the Kinnon Employment Agreement related to the protection of the Company’s interests, including non-solicitation of employees for six months following termination of employment and confidentiality and non-disparagement following termination of employment, he is not entitled to further severance payments. The Kinnon Employment Agreement also provides that the Company will reimburse Mr. Kinnon for certain expenses associated with commuting from Solana Beach, California to the Company’s offices in Omaha, Nebraska and New Haven, Connecticut. The Kinnon Employment Agreement further provides that the vesting of the equity awards granted by the Company to Mr. Kinnon described below, as well as all future equity awards granted to Mr. Kinnon by the Company, will accelerate in full and become fully vested upon a Change in Control, as defined in the Amended 2006 Plan.
Pursuant to the terms of the Kinnon Employment Agreement, Mr. Kinnon was granted an option to purchase 179,166 shares of the Company’s common stock with a per share exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant, which was September 30, 2013. One-third of the shares subject to the option vested on the first anniversary of the date of grant, and the remaining shares vested in 24 substantially equal installments thereafter.
Mr. Kinnon was also granted stock appreciation rights (“SARs”) pursuant to the terms of the Kinnon Employment Agreement with respect to 83,333 shares of common stock with a per share exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant, which was September 30, 2013. 34% of the SARs vested on the first anniversary of the date of grant, and the remaining SARs vested ratably over the remaining 24 months. The SARs were granted pursuant to the Amended 2006 Plan and a SARs agreement. Upon exercise of the SARs, Mr. Kinnon will be entitled to receive shares of the Company’s common stock or cash, subject to the terms of the SARs agreement.
On May 3, 2013, in connection with Mr. Kinnon’s services to the Company and pursuant to the terms of a Consulting Agreement between the Company and Mr. Kinnon, Mr. Kinnon was granted an option to purchase 12,500 shares of common stock. Pursuant to the terms of the Kinnon Employment Agreement, the option was rescinded and terminated on September 30, 2013.
On February 18, 2014, Mr. Kinnon was granted an option to purchase 20,000 shares of common stock. The option vests over a three-year period, with one-third of the shares subject to the option vesting on each of the first three anniversaries of the date of grant, subject to Mr. Kinnon’s continued employment with (or providing continuous service to) the Company on each such date. Additionally, on April 1, 2015, Mr. Kinnon was granted an option to purchase 75,000 shares of common stock. The option vests over a three-year period, with one-third of the shares subject to the option vesting on each of the first three anniversaries of the date of grant, subject to Mr. Kinnon’s continued employment with (or providing continuous service to) the Company on each such date.
The Company previously granted 124,886 incentive stock options and 149,280 non-qualified stock options to Mr. Kinnon under the Transgenomic, Inc. 2006 Equity Incentive Plan.  On December 13, 2016, the Board agreed to extend the period during which these stock options may be exercised following Mr. Kinnon’s termination of employment (i) by the Company without “Cause” or (ii) by Mr. Kinnon for “Good Reason” (each of the foregoing capitalized terms as defined in the Kinnon Employment Agreement) to 24 months after such termination, but in no event shall such period extend beyond the Term of Options as defined in the applicable award agreements, and for purposes of any incentive stock option, such extension shall be considered the grant of a new award on the same terms except that the exercise price shall be the greater of (i) the exercise price set forth in the original grant or (ii) the fair market value on the date of the extension.
The Kinnon Employment Agreement includes a modified cutback provision, such that if payments or benefits received or to be received by Mr. Kinnon pursuant to the Kinnon Employment Agreement or any other agreement, contract, award or arrangement would constitute a “parachute payment” as described in Section 280G of the Code and would subject Mr. Kinnon and the Company to golden parachute penalties under Section 280G of the Code and related provisions, the aggregate payments or benefits will either be paid to Mr. Kinnon in full or reduced to an amount that would not result in golden parachute penalties, whichever results in the receipt by Mr. Kinnon of the greatest amount of aggregate payments or benefits, after taking into account all taxes, including the excise tax imposed under Section 4999 of the Code on excess parachute payments. The determinations regarding Section 280G parachute payments and the application of the Modified Cutback Provision are to be made in good faith by the Company’s independent auditors. For purposes of this disclosure, the Company does not expect that the aggregate payments and benefits to Mr. Kinnon following termination of his employment in connection with the merger will exceed the maximum amount that may be paid to Mr. Kinnon without triggering golden parachute penalties under Section 280G of the Code.
Leon Richards Offer Letter
The Company has entered into an Offer Letter dated November 6, 2012 with Leon Richards, its Chief Accounting Officer (the “Richards Offer Letter”). Under the terms of the Richards Offer Letter, Mr. Richards agreed to serve as the Company’s Corporate Controller and is paid a base salary of $7,291.67 per semi-monthly pay period. Mr. Richards is entitled to a bonus opportunity equal to 25% of his salary for meeting the corporate objectives as defined by the Board. Mr. Richards resigned from the Company effective September 30, 2016.
On June 2, 2015, the Company entered into an amendment (the “Richards Offer Letter Amendment”) to the Richards Offer Letter, which provides that, in the event Mr. Richards’ employment with the Company is terminated without “Cause” (as defined in the Richards Offer Letter Amendment) prior to or within 12 months following a “Change in Control” (as defined in the Richards Offer Letter Amendment) of the Company, he shall be entitled to receive an amount equal to nine months of his base salary at the time of his termination, subject to Mr. Richards signing and delivering a release of claims to the

Company. The Richards Offer Letter Amendment further provides that in the event Mr. Richards is employed with the Company upon a Change in Control, any stock options that are outstanding and unvested as of immediately prior to such Change in Control shall vest in their entirety, and become fully exercisable, as of immediately prior to, and contingent upon, such Change in Control. The Richards Offer Letter Amendment also provides that unless Mr. Richards’ employment is terminated by the Company for Cause, he will have until the earlier of the following dates to exercise any then-vested and outstanding stock options: (i) 180 days after the termination of his employment, or (ii) the date on which the stock options otherwise would become unexercisable, ignoring the fact that his employment terminated.
Pursuant to the terms of the Richards Offer Letter, Mr. Richards was granted an option to purchase 4,166 shares of common stock with a per share exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant, which was January 1, 2013. The option vested over a three-year period, with one-third of the shares subject to the option vesting on each of the first three anniversaries of the date of grant.
On May 3, 2013, Mr. Richards was granted an option to purchase 1,458 shares of common stock. The option vests over a three-year period, with one-third of the shares subject to the option vesting on each of the first three anniversaries of the date of grant, subject to Mr. Richards’ continued employment with the Company on each such date. Mr. Richards was also granted an option to purchase 3,000 shares of common stock on February 18, 2014. The option vests over a three-year period, with one-third of the shares subject to the option vesting on each of the first three anniversaries of the date of grant, subject to Mr. Richards’ continued employment with the Company on each such date.
On November 4, 2014, Mr. Richards was granted an option to purchase 20,000 shares of common stock. The option vests over a three-year period, with one-third of the shares subject to the option vesting on each of the first three anniversaries of the date of grant, subject to Mr. Richards’ continued employment with the Company on each such date. Mr. Richards was also granted SARs on November 4, 2014 with respect to 15,000 shares of common stock with a per share exercise price equal to the fair market value of one share of common stock on the date of grant. The SARs vest over a three-year period, with 34% of the SARs vesting on the first anniversary of the date of grant and the balance vesting ratably over the remaining 24 months, subject to Mr. Richards’ continued employment with the Company on each such date.
On April 1, 2015, Mr. Richards was granted an option to purchase 80,000 shares of common stock. The option vests over a three-year period, with one-third of the shares subject to the option vesting on each of the first three anniversaries of the date of grant, subject to Mr. Richards’ continued employment with (or providing continuous service to) the Company on each such date.
Potential Payments Upon Termination or Change of Control
The Company has entered into the Kinnon Employment Agreement. The Kinnon Employment Agreement provides for a severance payment to Mr. Kinnon equal to 12 months of Mr. Kinnon’s then-current base salary if he is discharged without “Cause” (as defined in the Kinnon Employment Agreement), other than due to Mr. Kinnon’s disability, or if Mr. Kinnon resigns for “Good Reason” (as defined in the Kinnon Employment Agreement), regardless of whether or not the termination follows a change in control, in each case provided that Mr. Kinnon executes a severance agreement and general release in favor of the Company. The Kinnon Employment Agreement further provides that the vesting of the equity awards granted by the Company to Mr. Kinnon will accelerate in full and become fully vested upon a Change in Control, as defined in the Transgenomic, Inc. 2006 Equity Incentive Plan. It is currently anticipated that Mr. Kinnon will be terminated at or prior to the effective time of the merger and that Mr. Danieli will serve as Chief Executive Officer of New Precipio. Further, the consummation of the merger would trigger a Change in Control as defined under the Kinnon Employment Agreement with regard to the equity awards granted by the Company to Mr. Kinnon. Therefore, pursuant to the terms of the Kinnon Employment Agreement, it is anticipated that the equity awards granted to Mr. Kinnon will accelerate in full and become fully vested, and Mr. Kinnon will be entitled to receive a severance payment equal to 12 months of Mr. Kinnon’s then-current base salary. As of February 1, 2017, Mr. Kinnon holds 56,666 unvested stock options under the 2006 Equity Incentive Plan for which vesting is expected to accelerate in connection with the merger. Using an assumed stock price of $0.206, the average closing price per share of the Company’s common stock over the first five business days following the announcement of the merger, all unvested equity awards for Mr. Kinnon are out of the money, and therefore no value is included in connection with the acceleration. In addition, such unvested equity awards for Mr. Kinnon are out of the money as of February 1, 2017. During the period in which the stock options may be exercised following the merger, the market price of the common stock may be higher or lower than the assumed stock price disclosed above. The severance payments will be made over 12 months in accordance with the Company’s payroll practices, provided that payment of these amounts is subject to the provisions of Section 409A of the Code which may require that payments be delayed for six months following termination of employment. If Mr. Kinnon breaches any of the covenants in the Kinnon Employment Agreement related to the protection of the Company’s interests, including non-solicitation of employees for six months (with interest) following termination of employment and confidentiality and non-disparagement following termination of employment, he is not entitled to further severance payments.

Additionally, pursuant to the terms of the Richards Offer Letter, as amended by the Richards Offer Letter Amendment, in the event Mr. Richards’ employment with the Company is terminated without “Cause” (as defined in the Richards Offer Letter Amendment) prior to or within 12 months following a “Change in Control” (as defined in the Richards Offer Letter Amendment) of the Company, he will be entitled to receive an amount equal to nine months of his base salary at the time of his termination, subject to Mr. Richards signing and delivering a release of claims to the Company. Mr. Richards resigned effective September 30, 2016 and, therefore, no payments will be made to Mr. Richards in connection with a change of control transaction.
Compensation Risk Analysis
The Company has reviewed its material compensation policies and practices for all employees and has concluded that these policies and practices are not reasonably likely to have a material adverse effect on the Company. While risk-taking is a necessary part of growing a business, the Company’s compensation philosophy is focused on aligning compensation with the long-term interests of its stockholders as opposed to rewarding short-term management decisions that could pose long-term risks.
Director Compensation
It is our Board’s general policy that compensation for independent directors should be a mix of cash and equity-based compensation. As part of a director’s total compensation, and to create a direct linkage between corporate performance and stockholder interests, our Board believes that a meaningful portion of a director’s compensation should be provided in, or otherwise based on, the value of appreciation in our common stock.
The Board has the authority to approve all compensation payable to the Company’s directors, although the Company’s Compensation Committee is responsible for making recommendations to the Board regarding this compensation. Additionally, the Company’s Chief Executive Officer may also make recommendations or assist the Company’s Compensation Committee in making recommendations regarding director compensation. The Board and Compensation Committee annually review the Company’s director compensation. In connection with director compensation decisions in 2016, the Board and the Compensation Committee reviewed in 2012 the market director compensation data paid by companies in the life sciences industry as reported by Top 5 Data Services, Inc. (the “2011 Director Competitive Analysis”). The 2011 Director Competitive Analysis contained data for 217 publicly traded medical device companies and 331 biopharmaceutical companies, with 65 companies assigned to both sectors based on their mix of products. Based on its review of the 2011 Director Competitive Analysis, the Board did not make any changes to the Company’s director compensation program in 2016 and continued with the program adopted in 2011 and used in 2012, 2013, 2014, 2015 and 2016, which is further discussed below.
Cash Compensation
Directors who are also one of the Company’s employees are not separately compensated for serving on the board of directors other than reimbursement for out-of-pocket expenses related to attendance at board of directors meetings and committee meetings. Independent directors are paid an annual retainer of $20,000 and receive reimbursement for out-of-pocket expenses related to attendance at board of directors and committee meetings. Independent directors serving on any committee of the board of directors are paid an additional annual retainer of $2,500 unless they are also a chairperson of a committee. The chairperson of the Audit Committee receives an additional annual retainer of $8,000 and the chairperson of any other committee receives an additional annual retainer of $4,000. All directors’ fees paid annually or quarterly were prorated for partial periods. In addition, any independent director who attends more than four meetings per quarter, which includes committee meetings, receives $500 for each meeting attended over the four.
Equity-Based Compensation
From 2011 through 2013, the Company’s director compensation policy was to grant annually to each continuing independent director an option to purchase 2,083 shares of our common stock. In 2014, the amount of that grant was 3,000 shares and in 2015 it was 5,000 shares. In 2016, the amount of that grant was 5,000 shares. These options vest in full after one year, subject to the director’s continued service with the Company through the vesting date. Under the Company’s policy, additional annual grants of options may be made each year by the Company’s Compensation Committee in its sole discretion. Upon initial appointment to the Board, the Company’s independent directors are also entitled to receive an option to purchase shares of the Company’s common stock under the Amended 2006 Plan, with the number of shares as determined by the Board or the Compensation Committee, which option vests in full after one year, subject to the director’s continued service with the Company through the vesting date. All options granted to independent directors have exercise prices equal to the fair market value of our common stock on the grant date, as determined in accordance with the Amended 2006 Plan.
Effective December 13, 2016, the Board approved the issuance of options to acquire 5,000 shares of our common stock to Mya Thomae, Doit Koppler II, Michael A. Luther, and Robert M. Patzig, as well as an additional grant of an option to acquire 100,000 shares of our common stock to Robert M. Patzig, Chairman of the Board, in connection with his role in negotiating the Merger Agreement and related transactions, all of which options are subject to the approval of the 2017 Plan by the Company’s stockholders. Upon such approval by the Company’s stockholders, these options will be effective as of December 13, 2016. Other than these options, no options were granted to the Company’s independent directors during 2016.
Director Summary Compensation Table
The following table provides information regarding the Company’s compensation for non-employee directors during the year ended December 31, 2016. Directors who are the Company’s employees did not receive compensation for serving on the Board or its committees in fiscal 2016.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Doit L. Koppler, II	30,000	1,225	31,225
Robert M. Patzig	42,000	25,725	67,725
Michael A. Luther, Ph.D.	35,000	1,225	36,225
Mya Thomae	28,000	1,225	29,225
John D. Thompson (2)	—	—	—
__________
(1)
Includes the issuance of options to acquire 5,000 shares of our common stock to Mya Thomae, Doit Koppler II, Michael A. Luther, and Robert M. Patzig, as well as an additional grant of an option to acquire 100,000 shares of our common stock to Robert M. Patzig, Chairman of the Board, in connection with his role in negotiating the Merger Agreement and related transactions, all of which options were approved by the Board on December 13, 2016 but are subject to approval of the 2017 Plan by the Company’s stockholders. Upon the approval of the 2017 Plan by the Company stockholders, these options will be effective as of December 13, 2016. Other than these options, there were no grants of plan-based awards in fiscal year 2016 to the Company Directors.

(2)	Mr. Thompson resigned from the board of directors effective January 14, 2016.

The following table sets forth each independent director’s aggregate number of option awards outstanding as of December 31, 2016:

Name	Vested Stock Option Awards(1)	Unvested Stock Option Awards(1)	Aggregate Stock Option Awards(1)
Doit L. Koppler, II	15,499	5,000	20,499
Robert M. Patzig	65,499	105,000	170,499
Michael A. Luther, Ph.D.	10,000	5,000	15,000
Mya Thomae	5,000	5,000	10,000
John D. Thompson (2)	—	—	—
__________
(1)
Includes the issuance of options to acquire 5,000 shares of our common stock to Mya Thomae, Doit Koppler II, Michael A. Luther, and Robert M. Patzig, as well as an additional grant of an option to acquire 100,000 shares of our common stock to Robert M. Patzig, Chairman of the Board, in connection with his role in negotiating the Merger Agreement and related transactions, all of which options were approved by the Board on December 13, 2016 and are subject to approval of the 2017 Plan by the Company’s stockholders. Upon the approval of the 2017 Plan by the Company stockholders, these options will be effective as of December 13, 2016.

(2)	Mr. Thompson resigned from the Board effective January 14, 2016 and all unvested option awards were terminated as of that date in accordance with their terms.
Equity Compensation Plan Information
The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of December 31, 2016.

	(a)	(b)	(c)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
Equity compensation plans approved by security holders (1)	821,359	$3.66	770,043
Equity compensation plans not approved by security holders	—	—	—
Total	821,359	$3.66	770,043

(1)		Consists of our 2006 Equity Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information known to the Company with respect to beneficial ownership of the Company’s common stock by its directors, by its named executive officers, by all of its current executive officers and directors as a group, and by each person the Company believes beneficially owns more than 5% of its outstanding common stock as of March 31, 2017. For purposes of this table, we have also included a column that relates to the potential percent owned by each of our directors, named executive officers, and more than 5% beneficial owners following the Merger and the related private placement. Except as indicated in the footnotes to this table, to the Company’s knowledge the persons named in the table below have sole voting and investment power with respect to all of the Company’s common stock beneficially owned and such shares are owned directly by such person. The number of shares beneficially owned by each person or group as of March 31, 2017 includes shares of the Company’s common stock that such person or group had the right to acquire on or within 60 days after March 31, 2017, including, but not limited to, upon the exercise of options, stock appreciation rights or warrants to purchase common stock or the conversion of securities into common stock. Beneficial ownership information of persons other than the Company’s current executive officers and directors is based on available information including, but not limited to, Schedules 13D, 13F or 13G filed with the Securities and Exchange Commission (the “SEC”) or information supplied by these persons.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class

Directors and Executive Officers
Paul Kinnon, President, Chief Executive Officer, Interim Chief Financial Officer and Director	332,499	(2)	1.2%
Doit L. Koppler, II, Director	19,665	(3)	*
Robert M. Patzig, Director	68,832	(4)	*
Michael A. Luther, Director	10,000	(5)	*
Mya Thomae, Director	5,000	(6)	*
All directors and executive officers as a group (5 persons)	435,996	(7)	1.6%

Other Stockholders
Randal J. Kirk	8,015,374	(8)	29.3%
* Represents less than 1% of Transgenomic’s outstanding common stock.

(1) The address for all of Transgenomic’s directors and executive officers is the address of its principal executive offices located at 12325 Emmet Street, Omaha, Nebraska 68164.

(2) Includes 332,499 shares issuable upon the exercise of stock options and stock appreciation rights that are exercisable or will become exercisable within 60 days after March 31, 2017.
(3) Includes (i) 4,166 shares owned by Mr. Koppler, and (ii) 15,499 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days after March 31, 2017.

(4) Includes (i) 3,333 shares owned by Mr. Patzig, and (ii) 65,499 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days after March 31, 2017.

(5) Includes 10,000 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days after March 31, 2017.
(6) Includes 5,000 shares issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days after March 31, 2017.
(7) Includes shares which may be acquired by executive officers and directors as a group within 60 days after March 31, 2017 through the exercise of stock options, stock appreciation rights or warrants.

(8) Consists of (i) 7,550,669 shares of common stock, (ii) 250,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock that are currently exercisable, and (iii) 214,705 shares of common stock issuable upon conversion of 214,705 shares of Series A-1 Convertible Preferred Stock. Excludes 161,026 shares of common stock issuable upon exercise or exchange of warrants to purchase shares of common stock (the “Placement Warrants”) that are not currently exercisable as the exercise thereof is restricted by a blocker provision (the “Warrant Blocker”) that restricts the exercise of each Placement Warrant if, as a result of such exercise, the holder of the Placement Warrant, together with its affiliates and any other person whose beneficial ownership of common stock would be aggregated with such holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, would beneficially own in excess of 9.99% of the Company’s then issued and outstanding shares of common stock (including the shares of common stock issuable upon such exercise), as such percentage ownership is determined in accordance with the terms of the Placement Warrants. The Warrant Blocker will automatically expire 61 calendar days prior to the expiration date of the Placement Warrants. In addition, if certain approvals from the Company’s stockholders and The Nasdaq Stock Market LLC to issue any additional shares of common stock pursuant to the exchange right under the Placement Warrants are obtained (the “Placement Warrants Required Approvals”), an additional 100,000 shares of common stock may be issued upon exercise of an exchange right under the Placement Warrants for an aggregate of up to 260,862 shares of common stock issuable upon exchange of the Placement Warrants. The total of the shares of common stock, the warrants to purchase shares of common stock and the shares of Series A-1 Convertible Preferred Stock are held by the following companies, which are managed by Third Security, LLC (“Third Security”), which is managed by Randal J. Kirk. Mr. Randal J. Kirk could be deemed to have indirect beneficial ownership of these shares: Third Security Senior Staff 2008 LLC beneficially owns 3,206,149 shares of common stock, which consist of (a) 3,020,267 shares of common stock, (b) 85,882 shares of common stock issuable upon conversion of 85,882 shares of Series A-1 Convertible Preferred Stock, and (c) 100,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock that are not Placement Warrants and are currently exercisable; Third Security Staff 2010 LLC beneficially owns 2,268,595 shares of common stock, which consist of (x) 2,125,654 shares of common stock, (y) 42,941 shares of common stock issuable upon conversion of 42,941 shares of Series A-1 Convertible Preferred Stock, and (z) 100,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock that are not Placement Warrants and are currently exercisable; Third Security Incentive 2010 LLC beneficially owns 1,603,076 shares of common stock, which consist of (1) 1,510,135 shares of common stock, (2) 42,941 shares of common stock issuable upon conversion of 42,941 shares of Series A-1 Convertible Preferred Stock, and (3) 50,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock that are not Placement Warrants and are currently exercisable; Third Security Staff 2014 LLC beneficially owns 937,554 shares of common stock, which consist of (A) 894,613 shares of common stock, and (B) 42,941 shares of common stock issuable upon conversion of 42,941 shares of Series A-1 Convertible Preferred Stock. The business address of these beneficial owners is 1881 Grove Avenue, Radford, Virginia 24141.

Beneficial Ownership of Preferred Stock
As of March 31, 2017, there were 214,705 issued and outstanding shares of our Series A-1 Preferred Stock.
The following table provides information known to us with respect to beneficial ownership of the Series A-1 Preferred Stock by each person we believe beneficially owns more than 5% of our outstanding Series A-1 Preferred Stock as of March 31, 2017. The number of shares of Series A-1 Preferred Stock beneficially owned by each person or group as of March 31, 2017 includes shares of Series A-1 Preferred Stock that such person or group had the right to acquire on or within 60 days after March 31, 2017. Except as indicated in the footnotes to this table, to our knowledge the persons named in the table below have sole voting and investment power with respect to all of the shares of Series A-1 Preferred Stock beneficially owned and such shares are owned directly by such person. Beneficial ownership information of such persons is based on available information including, but not limited to, Schedules 13D, 13F or 13G filed with the SEC or information supplied by these persons.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class
Randal J. Kirk	214,705	(1)	100%

(1) The shares of Series A-1 Preferred Stock are held 40% by Third Security Senior Staff 2008 LLC, 20% by Third Security Staff 2010 LLC, 20% by Third Security Incentive 2010 LLC and 20% by Third Security Staff 2014 LLC, which companies are managed by Third Security. Mr. Randal J. Kirk could be deemed to have indirect beneficial ownership of these shares. The business address of these beneficial owners is 1881 Grove Avenue, Radford, Virginia 24141.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Related Person Transactions
We recognize that related person transactions can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations which may not be in our best interests or the best interests of our stockholders. Accordingly, as a general matter, we prefer to avoid related person transactions. Nevertheless, we recognize that there are situations where related person transactions may be in, or may not be inconsistent with, our best interests. Pursuant to the Audit Committee Charter, the Audit Committee is responsible for reviewing and overseeing related-party transactions as required by NASDAQ and SEC rules. Related persons include our directors, executive officers, 5% beneficial owners of our common stock or their respective immediate family members. Our Board will also review related party transactions in accordance with applicable law and the provisions of our Third Amended and Restated Certificate of Incorporation, as amended.
In addition, our Audit Committee has adopted a written Related Persons Transactions Policy. Under our Related Persons Transactions Policy, if any director or executive officer or any immediate family member or related entity of a related person proposes to enter into a transaction, or if the Company proposes to enter into a transaction with a 5% beneficial owner of our common stock, then, prior to entering into such transaction, the related person must notify the Company’s Compliance Officer (currently, the Interim Chief Financial Officer) and provide sufficient knowledge regarding the proposed transaction as is reasonably available to assist the Compliance Officer in determining whether approval of the Audit Committee is required. The Audit Committee must review and consider any proposed related person transaction, and the Audit Committee will only approve the transactions it deems are fair to and in the best interests of the Company. Additionally, the Audit Committee may ratify transactions that were previously unapproved if it finds the transactions are fair to and in the best interests of the Company. The following is a description of transactions or series of transactions since January 1, 2014, or any currently proposed transaction, to which we were or are to be a participant in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or persons who we know to be 5% beneficial owners of our common stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Agreements with the Company’s Named Executive Officers” below:
Loan and Security Agreement
On March 13, 2013 (the “Effective Date”), the Company entered into a Loan and Security Agreement with the Lenders for (a) a revolving line of credit (the “Revolving Line”) with borrowing availability of up to $4.0 million, subject to reduction based on our eligible accounts receivable, and (b) a term loan (the “Term Loan” and, together with the Revolving Line, the “Loan Agreement”) of $4.0 million. Proceeds were used to pay off a three-year senior secured promissory note payable to PGxHealth, LLC, which was entered into on December 29, 2010 in conjunction with the Company’s acquisition of the FAMILION family of genetic tests, and for general corporate and working capital purposes.
On August 2, 2013, the Company entered into an amendment to the Loan Agreement (the “Amendment”). The Amendment, which became effective as of June 30, 2013, reduced the Company’s future minimum revenue covenants under the Loan Agreement and modified the interest rates applicable to the amounts advanced under the Revolving Line.

On November 14, 2013, the Company entered into a second amendment to the Loan Agreement (the “Second Amendment”). The Second Amendment, which became effective as of October 31, 2013, reduced the Company’s future minimum revenue covenants under the Loan Agreement.
On January 27, 2014, the Company entered into a third amendment to the Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Lenders agreed to waive certain events of default under the Loan Agreement, and the parties amended certain provisions of the Loan Agreement, including the minimum liquidity ratio that the Company must maintain during the term of the Loan Agreement.
On March 3, 2014, the Company entered into a fourth amendment to the Loan Agreement (the “Fourth Amendment”). Pursuant to the terms of the Fourth Amendment, the Company was not required to make any principal or interest payments under the Term Loan for the period from March 1, 2014 through March 31, 2015. The interest on the debt that was deferred and not paid was capitalized as part of the Term Loan. The amount of interest that was capitalized from March 1, 2014 to March 31, 2015 was $0.4 million.
On October 22, 2014, the Company entered into a fifth amendment to the Loan Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the parties amended certain provisions of the Loan Agreement, including reducing the minimum liquidity and revenue covenants under the Loan Agreement. The Fifth Amendment also reduced the aggregate amount that the Company may borrow under the Revolving Line from $4.0 million to $3.0 million.
On April 1, 2015, the Company entered into a sixth amendment to the Loan Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, among other things, (a) the Lenders waived specified events of default under the terms of the Loan Agreement, (b) commencing April 1, 2015, the Company began making monthly interest payments with respect to the Term Loan to the Lenders, (c) the Company was not obligated to make monthly payments of principal under the Term Loan to the Lenders until April 1, 2016, (d) the Company made an initial prepayment of a portion of the Term Loan balance in the amount of approximately $148,000 on April 1, 2015 and is required to make one or more additional prepayments to the Lenders under the Loan Agreement upon the occurrence of certain events, as defined in the Loan Agreement, and (e) the Company was not required to comply with the minimum liquidity ratio under the terms of the Loan Agreement until the earliest to occur of a specified event, as defined in the Loan Agreement, or March 31, 2016. The Sixth Amendment also extended the time period in which the Company must provide certain reports and statements to the Lenders and amends the circumstances pursuant to which the Company may engage in certain sales or transfers of the Company’s business or property without the consent of the Lenders.
As of June 30, 2015, the Company was in compliance with all financial covenants of the Loan Agreement, but was not in compliance with the restrictions limiting the amount that the Company may borrow under the Revolving Line. Accordingly, on August 10, 2015, the Company received a waiver from the Lenders relating to this non-compliance and paid the Lenders an aggregate of $0.7 million, which brought the Company back into compliance with the terms of the Revolving Line.
On September 4, 2015, the Company entered into a seventh amendment to the Loan Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, (a) provided that the Lenders waived specified events of default under the terms of the Loan Agreement, (b) reduced the Company’s future minimum revenue covenants under the Loan Agreement, (c) reduced the Company’s borrowing availability under the Revolving Line to approximately $2.3 million, and (d) limited the Company’s borrowing base under the Loan Agreement to the amount of the Revolving Line.
On January 6, 2016, the Company entered into an eighth amendment to the Loan Agreement (the “Eighth Amendment”). The Eighth Amendment, among other things, (a) provided that the Lenders waived specified events of default under the terms of the Loan Agreement, (b) reduced the Company’s future minimum revenue covenants under the Loan Agreement, (c) extended the maturity date of the Loan Agreement until November 1, 2017, and (d) provided for the repayment of an overadvance of $750,000 previously provided by the Lenders to the Company pursuant to the Loan Agreement.
On June 6, 2016, the Company entered into a ninth amendment to the Loan Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (a) provided that the Lenders waived specified events of default under the terms of the Loan Agreement, (b) amended the prepayment terms of the Loan Agreement, (c) provided for the reduction of amounts available under the Revolving Line upon the prepayment or repayment of certain amounts by the Company, (d) removed the minimum liquidity ratio and minimum net revenue financial covenants applicable to the Company under the Loan Agreement, (e) amended the circumstances pursuant to which the Company may engage in certain sales or transfers of the Company’s business or property without the consent of the Lenders, and (f) capitalized certain amounts owed by the Company to the Lenders and added such overdue amounts to the outstanding principal amount of the Revolving Line.

As a result of the Ninth Amendment, the overadvance that existed at March 31, 2016 was added to the outstanding principal amount of the Revolving Line and no overadvance existed as of September 30, 2016.
The independent members of the Board determined in good faith that it was in the best interests of the Company and its stockholders to provide an incentive for the Lenders to convert the outstanding principal and accrued interest under the Revolving Line and Term Loan and agreed with the Lenders that such conversions would be on the same terms as the conversion provisions of the outstanding unsecured convertible promissory notes.
On February 2, 2017, the Company entered into a tenth amendment to the Loan Agreement (the “Tenth Amendment”). The Tenth Amendment, among other things, (i) provides that the Lenders will waive specified events of default under the terms of the Loan Agreement until the effective time of the Merger (or the termination of the Merger Agreement in accordance with its terms), (ii) provides for the conversion of all outstanding indebtedness owed to the Lenders under the Loan Agreement (the “Outstanding Indebtedness”) into shares of the Company’s common stock and preferred stock (collectively, the “Conversion Shares”) effective as of the closing date of the Merger and (iii) the termination of the Loan Documents (as defined in the Loan Agreement) and the termination and release of all security interests and liens of the Lenders in the Collateral (as defined in the Loan Agreement) in each case immediately following the conversion of the Outstanding Indebtedness into Conversion Shares. In connection with the Tenth Amendment, the Lenders have agreed to convert the outstanding principal and accrued interest under the Revolving Line and the Term Loan into (i) approximately 10.4 million shares of New Precipio common stock immediately prior to the effectiveness of the merger at a price equal to $0.50 per share and (ii) 24.1 million shares of New Precipio preferred stock. As of December 31, 2016, the outstanding amount owed under the Revolving Line and the Term Loan was $7.243 million of principal and $556,642 of accrued interest. The issuance of the Conversion Shares is subject to the approval of the Company’s stockholders in accordance with Nasdaq Capital Market listing rules.
Certain affiliates of Third Security, LLC, including the Lenders, have agreed to enter into two call option agreements pursuant to which (i) the Lenders will grant an option to purchase an aggregate of approximately 7.9 million shares of New Precipio Common Stock for an aggregate exercise price of $1.00 for all such shares to,  Kuzven Precipio Investor LLC, a principal investor of Precipio, and (ii) the Lenders will grant an option to purchase an aggregate of approximately 7.9 million shares of New Precipio Common Stock for an aggregate exercise price of $1.00 for all such shares to an affiliate of BV Partners.
Conversion Agreement
On January 6, 2016, we entered into a Conversion Agreement (the “Conversion Agreement”) with the holders (the “Preferred Holders”) of all of our outstanding shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and Series B Convertible Preferred Stock (the “Series B Preferred Stock”), pursuant to which, among other things, the Preferred Holders: (1) elected to convert all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock into shares of our common stock, in each case in accordance with the terms thereof, and (2) agreed that all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock would be paid by us in shares of common stock at a rate of $1.00 per share of common stock (collectively, the “Conversion”).
The outstanding shares of Series A Preferred Stock were convertible into shares of our common stock at a rate of 1-for-3, and the outstanding shares of Series B Preferred Stock were convertible into shares of our common stock at a rate of 1-for-1. Prior to the entry into the Conversion Agreement, there were 2,586,205 shares of Series A Preferred Stock outstanding, which were converted into 862,057 shares of common stock, and 1,443,297 shares of Series B Preferred Stock outstanding, which were converted into 1,443,297 shares of common stock, for an aggregate of 2,305,354 shares of common stock issued upon conversion of the Series A Preferred Stock and Series B Preferred Stock. At the time of the entry into the Conversion Agreement, there were $3,681,591.90 in accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock, which were converted, in accordance with the Conversion Agreement, into 3,681,590 shares of common stock, and $793,236.17 in accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock, which were converted, in accordance with the terms of the Conversion Agreement, into 793,235 shares of common stock, for an aggregate of 4,474,825 shares of Common Stock issued pursuant to the accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock. Therefore, in connection with the full conversion of the Series A Preferred Stock and Series B Preferred Stock, plus the conversion of all accrued and unpaid dividends thereon, we issued an aggregate of 6,780,179 shares of our common Stock to the Preferred Holders on January 6, 2016.
Third Security, LLC and certain of its affiliates, which collectively hold more than 10% of our outstanding voting stock, participated in the Conversion. Additionally, Doit L. Koppler, II, a director of the Company, is affiliated with Third Security, LLC.
January 2016 Private Placement

On January 6, 2016, we entered into a Securities Purchase Agreement (the “A-1 Preferred Purchase Agreement”) with certain accredited investors (the “A-1 Preferred Investors”), pursuant to which, on January 8, 2016, we sold to the A-1 Preferred Investors (the “A-1 Preferred Offering”) an aggregate of approximately $2.2 million of units (the “Units”) consisting of (1) an aggregate of 2,365,243 shares (the “A-1 Preferred Shares”) of Series A-1 Preferred Stock, and (2) warrants (the “Placement Warrants”) to purchase up to an aggregate of 1,773,929 shares of common stock. Each Unit was sold to the A-1 Preferred Investors at a purchase price of $0.93 per Unit. The A-1 Preferred Shares are convertible into shares of common stock at an initial rate of 1-for-1, which conversion rate is subject to further adjustment as set forth in our Certificate of Designation of Series A-1 Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on January 8, 2016 (the “Series A-1 Certificate of Designation”). Pursuant to the terms of the Series A-1 Certificate of Designation, the holders of the A-1 Preferred Shares will generally be entitled to that number of votes as is equal to the product obtained by multiplying: (1) the number of whole shares of common stock into which the A-1 Preferred Shares may be converted as of the record date of such vote or consent, by (2) 0.93, rounded down to the nearest whole number. Therefore, every 1.075269 shares of Series A-1 Preferred Stock will generally initially be entitled to one vote.
The Placement Warrants are immediately exercisable, have a term of five years and have an exercise price of $1.21 per share of common stock. Each Placement Warrant also includes both cash and cashless exercise features and an exchange feature whereby the holder of the Placement Warrant may exchange all or any portion of the Placement Warrant for a number of shares of common stock equal to the quotient obtained by dividing the “Exchange Amount” by the closing bid price of the common stock on the second trading day prior to the date the Placement Warrant is exchanged (the “Exchange Right”). Under the Placement Warrants, the “Exchange Amount” is based upon a Black Scholes option pricing model, and the aggregate Exchange Amount under all of the Placement Warrants is $1,436,882, subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of issuance of the Placement Warrants and the date the Placement Warrants are exchanged. Each Placement Warrant provides that the number of shares that may be issued upon exercise of the Exchange Right is limited to the number of shares that may be purchased pursuant to the terms of the Placement Warrant, unless we have previously obtained stockholder approval or approval from NASDAQ to issue any additional shares of common stock (the “Additional Shares”) pursuant to the Exchange Right (the “Required Approvals”). For any Exchange Right exercised more than 90 days following the issuance of the Placement Warrants, if we have not obtained either of the Required Approvals, we will be required to pay the holder of the Placement Warrant an amount in cash for any Additional Shares that we cannot issue without the Required Approvals based on the Exchange Amount.
Third Security, LLC and certain of its affiliates, which collectively hold more than 10% of our outstanding voting stock, participated in the A-1 Preferred Offering. Additionally, Doit L. Koppler, II, a director of the Company, is affiliated with Third Security, LLC. Crede CG III, Ltd and certain of its affiliates, which collectively hold more than 10% of our outstanding voting stock, also participated in the A-1 Preferred Offering.
Merger Agreement and Related Transactions
Doit L. Koppler, II, a member of our Board, is employed by Third Security and is affiliated with certain of its affiliates, which collectively hold more than 10% of our voting interests.  Certain affiliates of Third Security (the “Lenders”) hold the secured indebtedness of the Company, $3 million of which is being converted into approximately 24.1 million shares of New Precipio preferred stock in connection with the private placement that will represent approximately 8% of fully diluted New Precipio common stock. The remainder of the secured indebtedness and all accrued interest held by the Lenders will convert into approximately 10.4 million shares of New Precipio common stock immediately prior to effectiveness of the merger at a price equal to $0.50 per share, representing approximately 3% of the fully diluted New Precipio common stock.  Third Security and its affiliates own 214,705 shares of our Series A-1 Convertible Preferred Stock which will convert into 214,705 shares of our common stock immediately prior to the effectiveness of the Merger pursuant to the conversion provisions set forth in our Certificate of Incorporation.
Director Independence
Our Company is governed by our Board. Currently, each member of our Board, other than our President, Chief Executive Officer and Interim Chief Financial Officer, Paul Kinnon (who is not independent by virtue of his employment with us), is an independent director and all standing committees of our Board are composed entirely of independent directors, in each case under NASDAQ’s independence definition applicable to boards of directors. For a director to be considered independent, our Board must determine that the director has no relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. In determining the independence of members of the Compensation Committee, NASDAQ listing standards require our Board to consider certain factors, including but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by us to the director, and (2) whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. Under our Compensation Committee Charter, members of the Compensation Committee also must qualify as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The four independent members of the Board are Doit L. Koppler, II, Robert M. Patzig, Michael A. Luther, Ph.D. and Mya Thomae. Additionally, prior to his resignation from our Board on January 14, 2016, Mr. Thompson was deemed by our Board to be an independent director.
Family Relationships
There are no family relationships between or among any of our executive officers or directors.

Item 14.	Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

On January 12, 2017, the Audit Committee, acting on behalf of the Board, approved the dismissal of Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm.

On February 24, 2017, the Audit Committee, acting on behalf of the Board, appointed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

Marcum has audited our balance sheet as of December 31, 2016, and our related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flow for the year ended December 31, 2016.

The following table shows information about fees that were billed or were expected to be billed by Marcum and E&Y for the fiscal years ended December 31, 2016 and 2015.

Marcum - fees that were paid, that were billed or were expected to be billed:

2016
Audit fees	$120,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total fees	$120,000

Audit Fees. Audit fees consist of services rendered for the audit of our financial statements for the year ended December 31, 2106.

Audit-Related Fees. Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under Audit Fees.

Tax Fees. E&Y billed us for tax services. Tax services consist primarily of planning, advice and compliance, or return preparation, for U.S. federal, state and local, as well as international jurisdictions.

All Other Fees. None.

E&Y - fees that were paid, that were billed or were expected to be billed:

2015
Audit fees	$508,000
Audit-related fees	2,500
Tax fees	60,332
All other fees	—
Total fees	$570,832

Audit Fees. Audit fees consist of services rendered for the audit of our annual financial statements and review of our interim financial statements included in Quarterly Reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-Related Fees consist of a subscription to E&Y’s online accounting research library.

Tax Fees. E&Y billed us for tax services. Tax services consist primarily of planning, advice and compliance, or return preparation, for U.S. federal, state and local, as well as international jurisdictions.

All Other Fees. None.

Pre-Approval of Audit and Non-Audit Services

Under the Audit Committee Charter, the Audit Committee is required to pre-approve all audit and non-audit services to be provided to us by our independent registered public accounting firm and its member firms. All services provided by our independent registered public accounting firm in 2016 were pre-approved by the Audit Committee.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1	Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2016 and 2015.
Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2016 and 2015.
Consolidated Statements of Comprehensive Loss of the Registrant and Subsidiary for the years ended December 31, 2016 and 2015.
Consolidated Statements of Stockholders’ Deficit of the Registrant and Subsidiary for the years ended December 31, 2016 and 2015.
Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2016 and 2015.
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

2.2
Agreement and Plan of Merger, dated October 12, 2016, by and among Transgenomic, Inc., New Haven Labs Inc. and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2016)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016).

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

4.8
Securities Purchase Agreement, dated as of October 22, 2014, by and among the Registrant and the Investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2014).

4.9
Form of Warrant issued by the Registrant to the Investors and the advisor on October 22, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2014).

4.10
Unsecured Convertible Promissory Note Purchase Agreement, dated as of December 31, 2014, by and among the Registrant and the Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015).

4.11
Form of Unsecured Convertible Promissory Note issued by the Registrant to the Investor pursuant to the Unsecured Convertible Promissory Note Purchase Agreement, dated as of December 31, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015).

4.12	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2015).

4.13
Registration Rights Agreement, dated June 30, 2015, by and among the Registrant and the Investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on July 7, 2015).

4.14
Form of Series B Warrant to Purchase Common Stock issued by the Registrant to an Investor on July 7, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed on July 7, 2015).

4.15
Form of Series A Warrant to Purchase Common Stock issued by the Registrant to Investors on July 7, 2015 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed on July 7, 2015).

4.16
Form of Warrant to Purchase Common Stock issued by the Registrant to the Placement Agent on July 7, 2015 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K/A filed on July 7, 2015).

4.17
Registration Rights Agreement, by and among the Registrant and the Investors, dated January 8, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2016 at 7:33 a.m. Eastern Time).

4.18
Form of Warrant, issued by the Registrant to the Investors on January 8, 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2016 at 7:33 a.m. Eastern Time).

4.19
Form of Amended Warrant, issued by the Registrant to an affiliate of an Investor on January 8, 2016 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2016 at 7:33 a.m. Eastern Time).

4.20
Form of Warrant, issued by the Registrant to the Placement Agent on January 8, 2016 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on January 11, 2016 at 7:33 a.m. Eastern Time).

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

*10.15	Offer Letter, dated November 6, 2012, by and between the Registrant and Leon Richards (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2015).

*10.16
Amendment No. 1 to Offer Letter, dated June 2, 2015, by and between the Registrant and Leon Richards (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 3, 2015).

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

10.23
Series B Convertible Preferred Stock Purchase Agreement, dated as of March 5, 2014, by and among the Registrant and Third Security Senior Staff 2008 LLC, Third Security Staff 2014 LLC and Third Security Incentive 2010 LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2014).

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

10.27
Unsecured Convertible Promissory Note Purchase Agreement, dated as of December 31, 2014, by and between the Registrant and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015).

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

10.30
Securities Purchase Agreement, by and among the Registrant and the Investors, dated June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on July 7, 2015).

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

10.32
Asset Purchase Agreement, by and between the Registrant and Edge BioSystems, Inc., dated September 8, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015).

10.33
Confidential and Binding Term Sheet, by and between the Registrant and ADSTEC Corporation, effective as of September 30, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015).

10.34
Asset Purchase Agreement, by and between Transgenomic, Inc., ADSTEC Corporation and ADS Biotec Inc., dated November 25, 2015 (incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 10-K filed on April 14, 2016 ).

10.35
Conversion Agreement, dated January 6, 2016, by and among the Registrant and affiliates of Third Security, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2016 at 7:30 a.m. Eastern Time).

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

10.37
Securities Purchase Agreement, by and among the Registrant and the purchasers party thereto, dated January 6, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2016 at 7:33 a.m. Eastern Time).

10.38
Limited Waiver and Ninth Amendment to Loan and Security Agreement (Term Loan and Revolving Loan), by and among the Registrant, Third Security Senior Staff 2008 LLC, as administrative agent and a lender, and the lenders party thereto, dated June 6, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2016).

10.39
At the Market Offering Agreement, dated June 7, 2016, by and between Transgenomic, Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 7, 2016).

10.40
Waiver Letter Agreement by and among Transgenomic, Inc., Potomac Capital Partners, L.P., MAZ Partners LP, David Wambeke and Craig-Hallum Capital Group LLC, dated as of January 10, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2016).

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended December 31, 2011, 2012, 2013, 2014 and 2015.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (included on signature page hereto).

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April 2017.

TRANSGENOMIC, INC.

By:	/s/ PAUL KINNON
Paul Kinnon, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Paul Kinnon, as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL KINNON Paul Kinnon	Director, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 12, 2017

/s/ ROBERT M. PATZIG Robert M. Patzig	Director	April 12, 2017

/s/ DOIT L. KOPPLER II Doit L. Koppler II	Director	April 12, 2017

/s/ MICHAEL A. LUTHER Michael A. Luther	Director	April 12, 2017

/s/ MYA THOMAE Mya Thomae	Director	April 12, 2017