Form 10-Q
period 2017-03-31
TRANSGENOMIC INC
filed 2017-05-18
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 000-36439
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
 _______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒ No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒
As of April 30, 2017, the number of shares of common stock outstanding was 26,863,062.

TRANSGENOMIC, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSGENOMIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,
	2017	December 31,
	(unaudited)	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59	$110
Accounts receivable, net	279	225
Inventories	15	24
Other current assets	190	105
Assets held for sale	24	31
Total current assets	567	495

PROPERTY AND EQUIPMENT, NET	127	144

OTHER ASSETS:
Intangibles, net	531	562
Other assets	4	58
	$1,229	$1,259
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,368	$7,814
Accounts payable	8,509	6,541
Accrued compensation	192	224
Accrued expenses	3,398	3,546
Deferred revenue	133	170
Other current liabilities	1,529	1,529
Total current liabilities	21,129	19,824
LONG TERM LIABILITIES:
Common stock warrant liability	615	582
Other long-term liabilities	128	203
Total liabilities	21,872	20,609
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, 214,705 shares issued and outstanding	2	2
Common stock, $0.01 par value, 150,000,000 shares authorized, 26,863,062 shares at March 31, 2017 and 26,446,927 shares at December 31, 2016 issued and outstanding	268	264
Additional paid-in capital	206,342	205,877
Accumulated deficit	(227,255)	(225,493)
Total stockholders’ deficit	(20,643)	(19,350)
	$1,229	$1,259

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
NET SALES	$658	$236
COST OF GOODS SOLD	459	505
Gross profit (loss)	199	(269)
OPERATING EXPENSES:
Selling, general and administrative	1,620	1,704
Research and development	134	270
	1,754	1,974
OPERATING LOSS FROM CONTINUING OPERATIONS	(1,555)	(2,243)
OTHER INCOME (EXPENSE):
Interest expense, net	(247)	(169)
Warrant revaluation	(33)	321
	(280)	152
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,835)	(2,091)
INCOME TAX EXPENSE (BENEFIT)	—	—
LOSS FROM CONTINUING OPERATIONS	(1,835)	(2,091)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	73	(1,173)
NET LOSS	(1,762)	(3,264)

PREFERRED STOCK DIVIDENDS	—	(393)

NET LOSS FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	(1,835)	(2,484)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	73	(1,173)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,762)	$(3,657)

BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.07)	$(0.12)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$—	$(0.06)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.18)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	26,779,835	20,323,333

See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(1,762)	$(3,264)
Less income (loss) from discontinued operations, net of tax	73	(1,173)
Loss from continuing operations	(1,835)	(2,091)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	48	83
Stock-based compensation and change in liability of stock appreciation rights	(24)	110
Provision for losses on doubtful accounts	1	21
Warrant revaluation	33	(321)
Loss on settlement of lease termination	358	—
Deferred interest	—	17
Changes in operating assets and liabilities:
Accounts receivable	(55)	73
Inventories	9	6
Other assets	(45)	41
Accounts payable	1,967	1,230
Accrued expenses and other liabilities	(587)	(481)
Net cash used in operating activities, continuing operations	(130)	(1,312)
Net cash provided by (used in) operating activities, discontinued operations	80	(612)
Net cash used in operating activities	(50)	(1,924)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	—	(19)
Change in other assets	—	(7)
Net cash used in investing activities	—	(26)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(1)	(1)
Issuance of preferred stock and warrants, net of costs of $219	—	1,779
Proceeds from debt	—	500
Principal payments on debt	—	(550)
Net cash flows (used in) provided by financing activities	(1)	1,728
NET CHANGE IN CASH AND CASH EQUIVALENTS	(51)	(222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110	444
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59	$222
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Initial valuation of warrant issued in conjunction with Private Placement	$—	$1,827
Conversion of convertible promissory notes	499	—
Debt settled with issuance of preferred stock and warrants	—	199
See notes to unaudited condensed consolidated financial statements.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016

1. BUSINESS DESCRIPTION
Business Description

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

Historically, our operations were organized and reviewed by management along our major product lines and presented in two business segments: Laboratory Services and Genetic Assays and Platforms. Beginning with the quarter ended September 30, 2015, our operations are now organized as one business segment, our Laboratory Services segment, and during the fourth quarter of 2015, we began including a portion of our Laboratory Services segment as discontinued operations, this has continued through March 31, 2017.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of March 31, 2017, we had negative working capital of $20.6 million and we were also not in compliance with our loan agreement due to the fact that events of default existed, including our failure to make certain required monthly interest payments to the lenders. The Company’s ability to continue as a going concern is dependent upon a combination of completing its planned merger with Precipio Diagnostics, LLC (“Precipio”), generating additional revenue, improving cash collections, potentially selling underutilized assets and/or product lines related to discontinued operations and, if needed, raising necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Following the planned merger, Transgenomic will change its name to Precipio, Inc. (“New Precipio”). On February 17, 2017, Transgenomic received written notification from the staff of Nasdaq that, as a result of Transgenomic’s inability to maintain certain Nasdaq continued listing requirements, Nasdaq had determined to delist Transgenomic’s shares from Nasdaq. Accordingly, trading in Transgenomic’s shares was suspended, and on February 22, 2017, Transgenomic’s shares began trading on the OTCQB exchange under the ticker “TBIO”. As discussed below upon completion of the merger, the New Precipio common stock will be required to meet the Nasdaq listing standards. As a result of the merger, New Precipio is expected to meet Nasdaq's initial listing requirements. In addition, at the time of the merger the Company intends to execute a reverse stock split. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern for the next twelve months from the date of issuance of these condensed financial statements. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. There is no assurance that the Company will complete the merger in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. The Company

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations.
Merger Agreement
On October 12, 2016, Transgenomic, New Haven Labs Inc., a wholly owned subsidiary of Transgenomic (“Merger Sub” and, together with Transgenomic, the “Transgenomic Parties”), and Precipio entered into an Agreement and Plan of Merger (as amended by the Merger Agreement Amendment (as defined below) the “Merger Agreement”) pursuant to which Precipio will become a wholly owned subsidiary of Transgenomic (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. On February 2, 2017, Transgenomic, Merger Sub and Precipio entered into a First Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”), which provided for, among other things, the revision of the exchange ratio set forth in the Merger Agreement, the waiver and removal of certain closing conditions and the authorization of certain actions taken by each of Transgenomic and Precipio since the date the Merger Agreement. The parties expect the Merger to close in the second quarter of 2017.
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
Upon completion of the merger, New Precipio will be required to meet the initial listing requirements to qualify its shares for listing and begin trading of its shares on Nasdaq. These initial listing requirements are more difficult to achieve than the continued listing requirements.  Pursuant to the Merger Agreement, Transgenomic agreed to use its commercially reasonable efforts to cause the shares of Transgenomic common stock being issued in the merger to be approved for listing on Nasdaq at or prior to the effective time of the merger. Based on information currently available to Transgenomic, Transgenomic anticipates that its stock will be unable to meet the $4.00 (or, to the extent applicable, $3.00) minimum bid price initial listing requirement at the closing of the merger unless it effects a reverse stock split. On October 31, 2016, the stockholders of Transgenomic authorized the Transgenomic Board to effect a reverse stock split of the shares of Transgenomic common stock at a ratio of between one-for-ten to one-for-thirty, such ratio to be determined by our Board of Directors (the “Reverse Split Proposal”). The Reverse Split Proposal was described in detail in our definitive proxy statement filed with the Securities and Exchange Commission on September 22, 2016, as supplemented on October 13, 2016.  In addition, often times a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The accompanying condensed consolidated financial statements are presented in conformity with GAAP. Supplemental cash flows from discontinued operations are presented in Note 3 - “Discontinued Operations”. We have evaluated events occurring subsequent to March 31, 2017 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure.
The condensed consolidated balance sheet as of December 31, 2016 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2016. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2017. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2017.
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
Fair Value.
Unless otherwise specified, book value approximates fair value. The common stock warrant liability is recorded at fair value. See Note 8 - “Fair Value” for additional information.
Cash and Cash Equivalents and Other Current Assets.
Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less. Other current assets as of March 31, 2017 of $0.2 million include prepaid assets of $0.1 million and other receivables of $0.1 million.
Concentrations of Cash.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed federally insured limits. We have not experienced any losses on such accounts as of March 31, 2017.

Property and Equipment.
Depreciation expense in continuing operations related to property and equipment was less than $0.1 million for each of the three month periods ended March 31, 2017 and 2016. Depreciation expense during each period includes depreciation related to equipment acquired under capital leases.
Intangible Assets.
Amortization expense for intangible assets was less than $0.1 million during the three month periods ended March 31, 2017 and 2016. Amortization expense for intangible assets is expected to be $0.1 million for each of the years ending December 31, 2017, 2018 and less than $0.1 million for each of the years ending December 31, 2019, 2020 and 2021.
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested awards as of March 31, 2017 had vesting periods of up to three years from the date of grant. None of the awards outstanding at March 31, 2017 are subject to performance or market-based vesting conditions.
During the three months ended March 31, 2017 and 2016, we recorded compensation expense for all stock awards of zero and $0.1 million, respectively, within selling, general and administrative expense. As of March 31, 2017, the unrecognized compensation expense related to unvested stock awards was less than $0.1 million, which is expected to be recognized over a weighted-average period of one year.
Included in our stock awards outstanding as of March 31, 2017 were fully vested stock appreciation rights (“SARs”) to purchase 83,333 shares of our common stock. The SARs were issued solely to our executive officers and vested over three years from the date of grant.
Net Sales Recognition.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

In our Omaha, Nebraska laboratory, we perform services on a project by project basis. When we receive payment in advance, we initially defer the revenue and recognize it when we deliver the service. These projects typically do not extend beyond one year. At each of March 31, 2017 and December 31, 2016, deferred net sales associated with pharmacogenomics research projects included in the balance sheet in deferred revenue were $0.1 million and $0.2 million, respectively.

Net sales from Patient Testing laboratories are reported as part of discontinued operations (See Note 3 - “Discontinued Operations”) and are recognized on an individual test basis and, since collectability is not reasonably assured, are recognized when cash is received. There are no deferred net sales associated with our Patient Testing services.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 4,425,218 and 12,970,881 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2017 and 2016, respectively, because the effect is anti-dilutive due to the net loss.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted ASU No. 2016-09 as of January 1, 2017. The adoption of this guidance does not have a material effect on the Company’s financial position and results of operations.

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
Three Months Ended March 31, 2017 and 2016

beginning after December 15, 2017, and for interim periods within that fiscal year. We do not believe ASU No. 2016-15 will have a material effect on our financial position and results of operations.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe ASU No. 2017-01 will have a material effect on its financial position and results of operations.

3. DISCONTINUED OPERATIONS

In March 2016, we halted testing services in our Patient Testing laboratory in New Haven, Connecticut. As a result of this action, as of December 31, 2015, our Patient Testing business met the criteria to be reported as discontinued operations. The related assets, liabilities, results of operations and cash flows for the Patient Testing business are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.
Results of the discontinued operations consisted of the following:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Net sales	$68	$1,103
Cost of goods sold	15	1,183
Gross profit (loss)	53	(80)
Selling, general and administrative expense	(65)	1,025
Research and development expense	—	68
Operating income (loss) from discontinued operations	118	(1,173)
Loss on settlement of liability	(45)	—
Income (loss) from discontinued operations before income taxes	73	(1,173)
Income tax expense	—	—
Income (loss) from discontinued operations, net of taxes	$73	$(1,173)

At March 31, 2017 and December 31, 2016, the Company had assets of the discontinued operations of less than $0.1 million which were classified as assets held for sale in the condensed consolidated balance sheets.

4.         DEBT

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

	Dollars in Thousands
	March 31, 2017	December 31, 2016
Revolving Line of Credit(1)	$3,243	$3,243
Term Loan(2)	4,000	4,000
Convertible Promissory Notes (3)	125	571
Total debt	7,368	7,814
Current portion of long-term debt	(7,368)	(7,814)
Long-term debt, net of current maturities	$—	$—

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

We will pay the Lenders an additional final payment of $120,000, at maturity or prepayment of the Term Loan, which has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016. In addition, if we repay the Term Loan prior to maturity, we will pay the Lenders a prepayment penalty of 1% of the total outstanding balance under the Term Loan.

Additional Terms.
The Loan Agreement contains affirmative and negative covenants. Under the Loan Agreement, we agreed not to (i) pledge or otherwise encumber our assets other than to the Lenders, (ii) enter into additional borrowings or guarantees, (iii) repurchase our capital stock, or (iv) enter into certain mergers or acquisitions without the Lenders’ consent. Additionally, the Loan Agreement contains a subjective acceleration clause at the discretion of the Lenders. As of March 31, 2017, we were not in compliance with the Loan Agreement, as amended, due to the fact that events of default existed, including our failure to make certain required monthly interest payments.

To secure the repayment of any amounts borrowed under the Revolving Line and the Term Loan, we granted the Lenders a security interest in all of our assets. The occurrence of an event of default under the Loan Agreement could result in the acceleration of our obligations under the Loan Agreement, would increase the applicable interest rate under the Revolving Line or Term Loan (or both) by 5% and would permit the Lenders to exercise remedies with respect to the collateral under the Loan Agreement. At March 31, 2017, our applicable interest rates have been increased by 5%.

(3) Convertible Promissory Notes. The Notes accrue interest at a rate of 6% per year and matured on December 31, 2016.

Revolving Line and Term Loan.

On March 13, 2013 (the “Effective Date”), we entered into a Loan and Security Agreement with affiliates of Third Security, LLC, a related party, (the “Lenders”) for (a) a revolving line of credit (the “Revolving Line”) with borrowing availability of up to $4.0 million, subject to reduction based on our eligible accounts receivable, and (b) a term loan (the “Term Loan” and, together with the Revolving Line, the “Loan Agreement”) of $4.0 million. From the Effective Date through 2015, there were a number of amendments to the Loan Agreement.
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
Three Months Ended March 31, 2017 and 2016

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

In connection with the Tenth Amendment, the Lenders have agreed to convert the outstanding principal and accrued interest under the Loan Agreement into (i) approximately 10.4 million shares of New Precipio common stock immediately prior to the effectiveness of the Merger at a price equal to $0.50 per share and (ii) 24.1 million shares of New Precipio preferred stock. As of March 31, 2017, the outstanding amount owed under the Loan Agreement was approximately $7.2 million of principal and $0.8 million of accrued interest. The issuance of the Conversion Shares is subject to the approval of the Transgenomic stockholders in accordance with NASDAQ Capital Market listing rules.

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

On January 15, 2015, we entered into the Note Purchase Agreement with seven accredited investors (the “Additional Investors”) and, on January 20, 2015, issued and sold to the Additional Investors, in a private placement, notes (the “Additional Notes”) in an aggregate principal amount of $925,000. We also issued, to our placement agent for the Notes, a convertible promissory note in an aggregate principal amount equal to 5% of the proceeds received by us, or $46,250 (the “Agent Note”). The Additional Notes and Agent Note have the same terms and conditions as the Initial Note. As of December 31, 2016, $400,000 of the aggregate principal amount of the Additional Notes and Agent Note, and accrued interest thereon, had been converted into an aggregate of 281,023 shares of our common stock.

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

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

On January 13, 2017, all but one Additional Investor exercised their conversion rights relating to their respective Additional Notes, including the Agent Note, and converted an aggregate principal amount of $0.4 million, and accrued interest of less than $0.1 million, into 416,135 shares of our common stock. The Waiver Deadline was extended with respect to the remaining Additional Investor who did not exercise conversion rights (the “Non-Converting Investor”) so that the parties could continue to discuss a resolution of the Prospective Event of Default relating to such Non-Converting Investor’s Additional Note with an outstanding principal amount due of $0.1 million.

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

5. CONTINGENCIES

We are subject to a number of claims of various amounts that arise out of the normal course of our business. In addition to the claims described in this Note, we are delinquent on the payment of outstanding accounts payable amounting to approximately $0.6 million with certain of our vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.
On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. A $0.4 million liability has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016. We and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a mutual general release of claims, and our agreement to pay $0.4 million to UNMC in installments over a period of time. As of March 15, 2017, the initial payment due to UNMC under the settlement agreement is delinquent. We and UNMC are currently in discussions to extend the date of the initial payment due to UNMC.
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
On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. A $0.7 million liability has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016. Effective as of February 1, 2017, we and Mount Sinai agreed to amend the terms of our settlement agreement to extend the date of the initial payment due to Mount Sinai.
On December 19, 2016, Todd Smith (“Smith”) filed a lawsuit against us in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by us to Smith for costs and damages arising from a breach of our obligations pursuant to a lease agreement between the parties. On April 7, 2017, we entered into a settlement agreement with Smith related to the early termination of our lease for our Omaha, Nebraska facility. The agreement included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.6 million to Smith in installments over a period of time. A $0.6 million liability has been recorded and is reflected in accrued expenses at March 31, 2017. The accrued

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

liability includes $0.4 million recorded as a net loss on the settlement and is included in other expense in our condensed consolidated statements of operations for the three months ended March 31, 2017.
On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against us. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. A $0.3 million and $0.2 million liability has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016, respectively.
We and Science Park Development Corporation (“SPDC”) entered into that certain Lease dated as of December 31, 2011, as modified by the First Amendment to Lease dated as of June 18, 2013, as further modified by a letter agreement dated as of February 2, 2015, as modified by the Second Amendment to Lease dated as of June 26, 2015 (the “ SPDC Lease”). In November 2016, SPDC alleged that we defaulted on our obligations under the SPDC Lease. Specifically, SPDC alleges that we failed to pay approximately $0.4 million in rental payments due under the SPDC Lease and that we vacated a portion of the leased premises in violation of the terms of the SPDC Lease. We and SPDC entered into a settlement agreement dated March 6, 2017, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.4 million to SPDC in installments over a period of time. This liability has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016.
CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately $0.2 million has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016.
On March 9, 2016, counsel for Edge BioSystems, Inc. (“EdgeBio”) sent a demand letter on behalf of EdgeBio to us in connection with the terms of that certain Asset Purchase Agreement dated September 8, 2015 (the “EdgeBio Agreement”). EdgeBio alleges, among other things, that certain customers of EdgeBio erroneously remitted payments to us, that such payments should have been paid to EdgeBio and that we failed to remit these funds to EdgeBio in violation of the terms of the EdgeBio Agreement. On September 13, 2016, we received a demand for payment letter from EdgeBio’s counsel alleging that the balance due to EdgeBio is approximately $0.1 million. A liability of approximately $0.1 million has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016.
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

6. INCOME TAXES

Annually, we file U.S. Federal, state and foreign income tax returns.  All U.S. Federal and most state loss carryforwards remain subject to adjustment in the event of an income tax examination.
Income tax expense from continuing operations was zero for both the three months ended March 31, 2017 and 2016. We maintain a full valuation allowance on our net deferred tax assets, having concluded that we are not more likely than not going to realize the benefit of our deferred tax assets, including our net operating loss carryforwards.

7. STOCKHOLDERS’ DEFICIT

Common Stock.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance.

On January 6, 2016, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “2016 Investors”), pursuant to which, on January 8, 2016, we sold to the 2016 Investors, and the 2016 Investors purchased from us (the “January 2016 Offering”), an aggregate of approximately $2.2 million of units (the “Units”) consisting of (a) an aggregate of 2,365,243 shares (the “A-1 Preferred Shares”) of our Series A-1 Convertible Preferred Stock (the “A-1 Preferred”), and (b) warrants (the “2016 Warrants”) to purchase up to an aggregate of 1,773,929 shares of our common stock, with an initial value of $1.8 million. The gross amount of $2.2 million included $2.0 million of cash proceeds and $0.2 million of debt settled with the issuance of preferred stock and warrants. Each Unit was sold to the 2016 Investors at a purchase price of $0.93 per Unit. The A-1 Preferred Shares are convertible into shares of our common stock at an initial rate of 1-for-1, which conversion rate is subject to further adjustment as set forth in our Certificate of Designation of Series A-1 Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on January 8, 2016 (the “Series A-1 Certificate of Designation”). We determined there was a beneficial conversion feature (“BCF”) in connection with this issuance and valued the BCF at $0.4 million.  The holders of the A-1 Preferred were able to convert at any time following the issuance.  Accordingly, we recorded a dividend totaling $0.4 million during 2016 related to this beneficial conversion, which was recorded against additional paid in capital. Pursuant to the terms of the Series A-1 Certificate of Designation, the holders of the A-1 Preferred Shares will generally be entitled to that number of votes as is equal to the product obtained by multiplying: (i) the number of whole shares of our common stock into which the A-1 Preferred may be converted as of the record date of such vote or consent, by (ii) 0.93, rounded down to the nearest whole number. Therefore, every 1.075269 shares of A-1 Preferred will generally initially be entitled to one vote. In May 2016, 2,150,538 of the A-1 Preferred Shares were converted into 2,150,538 shares of our common stock. At March 31, 2017, there were 214,705 A-1 Preferred Shares outstanding.

The 2016 Warrants were immediately exercisable upon issuance, have a term of five years and have an exercise price of $1.21 per share of our common stock. Each 2016 Warrant includes both cash and “cashless exercise” features and an exchange feature whereby the holder of the 2016 Warrant may exchange (the “Exchange Right”) all or any portion of the 2016 Warrant for a number of shares of our common stock equal to the quotient obtained by dividing the “Exchange Amount” by the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrant is exchanged (the “Exchange Price”). Under the 2016 Warrants, the “Exchange Amount” is based upon a Black Scholes option pricing model, and the aggregate Exchange Amount under all of the 2016 Warrants will be $1.4 million, subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of issuance of the 2016 Warrants and the date the 2016 Warrants are exchanged. Each 2016 Warrant provides that the number of shares that may be issued upon exercise of the Exchange Right is limited to the number of shares that may be purchased pursuant to the terms of the 2016 Warrant, unless we have previously obtained stockholder approval or approval from The Nasdaq Stock Market LLC to issue any additional shares of our common stock (the “Additional Shares”) pursuant to the Exchange Right (the “Required Approvals”). For any Exchange Right exercised more than 90 days following the issuance of the 2016 Warrants, if we have not obtained either of the Required Approvals, we will be required to pay the 2016 Warrant holder an amount in cash for any Additional Shares that we cannot issue without the Required Approvals based on the Exchange Amount.

The 2016 Warrants further provide that, to the extent the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrant is exchanged is less than $0.50, the Exchange Price will be deemed to be equal to $0.50, and, in addition to issuing shares of our common stock based on this Exchange Price, we will be required to pay to the 2016 Warrant holder an amount in cash equal to the product obtained by multiplying (a) $0.50 minus the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrant is exchanged, by (b) the aggregate number of shares of our common stock issued to the 2016 Warrant holder by the Company in such exchange at an Exchange Price equal to $0.50. Therefore, if the Required Approvals are obtained, based on the Exchange Amount of $1,436,882 (which, as noted above, is subject to adjustment to the extent that the risk-free U.S. Treasury rate fluctuates between the date of the issuance of the 2016 Warrants and the date the 2016 Warrants are exchanged), the maximum number of shares of our common stock issuable pursuant to the Exchange Right in the 2016 Warrants will be 2,873,765. In addition, if, for example, assuming an Exchange Amount of $1,436,882, the closing bid price of our common stock on the second trading day prior to the date the 2016 Warrants are exchanged is $0.25, we would be required to pay to the 2016 Warrant holders cash in an aggregate amount of $718,441 in addition to issuing the 2016 Warrant holders 2,873,765 shares. During the year ended December 31, 2016, 1,006,419 of the 2016 Warrants were exchanged for 1,613,353 shares of our common stock and cash due of $0.5 million. As of March 31, 2017 and December 31, 2016, the $0.5 million due to a 2016 Investor is included in other current liabilities on our condensed consolidated balance sheet.

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
Three Months Ended March 31, 2017 and 2016

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

The January 2016 Offering and the payment of all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock in the form of shares of our common stock at a rate of $1.00 per share of our common stock discussed under “-Conversion of Preferred Stock” below required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the February 2012 common stock and warrant sale (the “2012 Private Placement”). The exercise price of these warrants decreased to $4.39 per share and the number of shares issuable upon exercise of the warrants increased from 2,188,177 to 3,239,827.

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
Three Months Ended March 31, 2017 and 2016

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

The ATM Agreement was terminated during the fourth quarter of 2016 and at the time of termination we had sold 1,177,849 shares.  The average sales price per common share was $0.42 and the aggregate net proceeds from the sales totaled $0.5 million. We did not sell any shares under the ATM Agreement during the three month periods ended March 31, 2017 and 2016.

The sale of shares under the ATM Agreement required the repricing and issuance of additional common stock warrants to the holders of warrants issued in the 2012 Private Placement. The exercise price of these warrants decreased to $4.23 per share and the number of shares issuable upon exercise of the warrants increased from 3,262,088 to 3,362,276. The 3,362,276 warrants issued in the 2012 Private Placement expired in February 2017.
Common Stock Warrants.
During the three months ended March 31, 2017, we did not issue any warrants, no warrants were exercised and 3,362,276 warrants expired. During the three months ended March 31, 2016, we issued warrants to purchase 2,933,106 shares of common stock and no warrants were exercised. The warrants issued in the three months ended March 31, 2016 included 1,051,650 warrants issued due to repricing requirements of the Private Placement and 1,881,456 warrants issued in connection with the January 2016 Offering. Warrants to purchase an aggregate of 3,334,011 shares of common stock were outstanding at March 31, 2017.

Warrant Holder	Issue Year	Expiration	Underlying Shares	Exercise Price
Various Institutional Holders(1)	2013	January 2018	441,655	$9.00
Affiliates of Third Security, LLC(1)	2013	January 2018	250,000	$9.00
Various Institutional Holders(2)	2014	April 2020	374,618	$4.00
Various Institutional Holders(3)	2015	February 2020	714,780	$2.24
Various Institutional Holders(4)	2015	December 2020	122,433	$1.66
Various Institutional Holders(5)	2015	January 2021	1,161,972	$1.21
Affiliates of Third Security, LLC(6)	2016	January 2021	161,026	$1.21
Various Institutional Holders(6)	2016	January 2021	107,527	$1.21
			3,334,011

(1)	These warrants were issued in connection with an offering which was completed in January 2013.

(2)	These warrants were issued in connection with a private placement which was completed in October 2014.

(3)	These warrants were issued in connection with an offering which was completed in February 2015.

(4)	These warrants were issued in connection with an offering which was completed in July 2015.

(5)	These warrants were originally issued in connection with the offering in July 2015, and were amended in connection with the January 2016 Offering, which was completed in January 2016.

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

(6)	These warrants were issued in connection with the January 2016 Offering, which was completed in January 2016.
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
Three Months Ended March 31, 2017 and 2016

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

Conversion of Preferred Stock - Series A and Series B.

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
Three Months Ended March 31, 2017 and 2016

Following the conversion of the shares of Series A Preferred Stock and Series B Preferred Stock into common stock, no shares of Series A Preferred Stock or Series B Preferred Stock remain outstanding.
Preferred Stock Dividends.
We had no undeclared dividends for the three months ended March 31, 2017. For the three months ended March 31, 2016, we had undeclared dividends. In accordance with the FASB’s Accounting Standards Codification Topic 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss per share calculation.

8. FAIR VALUE

FASB guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our condensed consolidated financial statements.
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

2012 Warrant Liability
The 2012 Warrant Liability represents the fair value of the 3.4 million warrants issued in February 2012 (as adjusted pursuant to the terms of the 2012 Warrants). We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our condensed consolidated Statement of Operations. Management does not believe that this liability will be settled by a use of cash. The 2012 Warrants expired in February 2017 and, as such, the 2012 Warrant Liability no longer exists at March 31, 2017.
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

During the three months ended March 31, 2017 and 2016, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

	Dollars in Thousands
	For the Three Months Ended
	March 31, 2017	March 31, 2016
Beginning balance at January 1	$—	$350
Total (gains) or losses:
Recognized in earnings	—	(330)
Balance at March 31	$—	$20

2016 Warrant Liability
The 2016 Warrant Liability represents the fair value of the 1.8 million warrants issued in January 2016, of which, 0.8 million warrants remain outstanding as of March 31, 2017. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our condensed consolidated Statement of Operations.
The 2016 Warrant Liability is considered a Level 3 financial instrument and is valued using a binomial lattice simulation model. This method is well suited to valuing options with non-standard features. Assumptions and inputs used in the valuation of the common stock warrants include; our equity value, which was estimated using our stock price of $0.56 as of March 31, 2017; volatility of 115%; and a risk-free interest rate of 1.66%.
During the three months ended March 31, 2017 and 2016, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

	Dollars in Thousands
	For the Three Months Ended
	March 31, 2017	March 31, 2016
Beginning balance at January 1	$582	$—
Additions	—	1,437
Total (gains) or losses:
Recognized in earnings	33	9
Balance at March 31	$615	$1,446

9. STOCK OPTIONS

Stock Options.

The following table summarizes stock option activity under our 2006 Equity Incentive Plan (the "Plan") during the three months ended March 31, 2017:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2017	738,026	$3.59
Granted	—	—
Forfeited	(62,739)	2.12
Outstanding at March 31, 2017	675,287	$3.73
Exercisable at March 31, 2017	547,957	$4.25

TRANSGENOMIC, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended March 31, 2017 and 2016

During the three months ended March 31, 2017, we did not grant any options to purchase shares of our common stock. Options to purchase an aggregate of 14,000 shares of our common stock were granted during the three months ended March 31, 2016.

As of March 31, 2017, there were 661,914 options that were vested or expected to vest with an aggregate intrinsic value of zero with a remaining weighted average contractual life of 7.2 years.

Stock Appreciation Rights (“SARs”)

As of March 31, 2017, 83,333 outstanding and exercisable SARs shares were vested or expected to vest. All outstanding SARs were issued solely to our chief executive officer. The weighted-average exercise price of these SARs was $4.32 per share and the aggregate intrinsic value was zero with a remaining weighted average contractual life of 6.5 years.

10. SUBSEQUENT EVENTS

On April 13, 2017, Transgenomic completed the sale of an aggregate of $1.15 million of promissory notes (the “Bridge Notes”) in a bridge financing pursuant to a securities purchase agreement (the “Purchase Agreement”). Transgenomic may receive additional investments of up to $100,000 in connection with the bridge financing. The financing is intended to help facilitate the completion of Transgenomic’s merger with Precipio, which is expected to close during the second quarter of 2017. Transgenomic received net proceeds of $1,031,000 from the sale of the Bridge Notes.

The Bridge Notes have an annual interest rate of 4% and a 90-day maturity. Transgenomic may repay the Bridge Notes at any time in cash upon payment of a 20% premium. In connection with the issuance of the Bridge Notes, Transgenomic issued warrants (the “Bridge Warrants”) to acquire 1.15 million shares of Transgenomic common stock at an exercise price of $0.50 per share, subject to anti-dilution protection. The Purchase Agreement provides certain piggyback registration rights for the holders of the Bridge Warrants for a period of six months after the closing of the bridge financing.

As part of the bridge financing, Transgenomic agreed to loan 50% of the net proceeds from the sale of the Bridge Notes to Precipio pursuant to a promissory note (the “Precipio Note”) with an original principal amount of up to $561,500 upon substantially the same terms and conditions as the Bridge Notes. The payment of the Precipio Note is subordinated to the payment by Precipio of its secured $500,000 bank debt pursuant to a subordination agreement.

Aegis Capital Corp. acted as placement agent for the bridge financing and received a placement agent fee of $84,000 and warrants (the “Aegis Warrants”) to acquire 168,000 shares of Transgenomic common stock at an exercise price of $0.50 per share. The Aegis Warrants are identical to the Bridge Warrants except that the Aegis Warrants do not have anti-dilution protection.

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
You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the Securities and Exchange Commission on April 13, 2017.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the Securities and Exchange Commission on April 13, 2017. Results for the three months ended March 31, 2017 are not necessarily indicative of results that may be attained in the future.

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

The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report. Results for the three months ended March 31, 2017 are not necessarily indicative of results that may be attained in the future.

First Quarter 2017 Overview and Recent Highlights

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

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At March 31, 2017, we had cash and cash equivalents of less than $0.1 million. Our ability to continue as a going concern is dependent upon a combination of completing our planned merger with Precipio, generating additional revenue, improving cash collections, potentially selling underutilized assets and/or product lines related to discontinued operations and, if needed, raising necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Results of Continuing Operations for The Three Months Ended March 31, 2017 and 2016
Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2017	2016	$	%
Total Net Sales	$658	$236	$422	179%
Net sales increased by $0.4 million, or 179%, during the three months ended March 31, 2017 as compared to the same period in 2016. The increase in total net sales for the current year period reflects higher sales of our contract laboratory services due to a new contract that did not exist in the prior year period.
Cost of Goods Sold. Cost of goods sold includes material costs for the products that we sell and other direct costs (primarily personnel costs, rent, supplies and depreciation) associated with the operations of our laboratories.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2017	2016	2017	2016
Gross Profit (Loss)	$199	$(269)	30%	(114)%
Gross profit was $0.2 million, or 30% of total net sales, during the first quarter of 2017, compared to negative $0.3 million, or (114)% of total net sales, during the same quarter of 2016. The increased gross profit during the three months ended March 31, 2017 as compared to the same period of 2016 is due to increased revenues, along with a slight decrease in cost of goods sold which resulted from lower personnel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses primarily consist of personnel costs, marketing, travel costs, professional fees, facility costs and bad debt provisions. Our selling, general and administrative costs decreased by $0.1 million to $1.6 million during the three month period ended March 31, 2017 as compared to the same period in 2016. This decrease was due to lower personnel costs, lower professional fees and lower stock compensation costs in the first quarter of 2017 as compared to the first quarter of 2016. These decreases were partially offset by increased costs related to our pending merger and an increase of approximately $0.4 million related to charges incurred as part of a settlement agreement for the early termination of our facility lease for our Omaha, Nebraska facility.
Research and Development Expenses. Research and development expenses primarily include personnel costs, intellectual property fees, patent costs, outside services, laboratory supplies and facility costs and are expensed in the period in which they are incurred. For the three months ended March 31, 2017, research and development expenses totaled $0.1 million as compared to $0.3 million for the three months ended March 31, 2016. The decrease was a result of lower personnel costs and lower laboratory supply costs during the three months ended March 31, 2017 as compared to the same period in 2016. Research and development expenses totaled 20% and 114% of net sales during the three months ended March 31, 2017 and 2016, respectively.
Other Income (Expense). Other expense for the three months ended March 31, 2017 and 2016 includes interest expense of approximately $0.2 million for interest related to our debt. We also recorded expense of less than $0.1 million and income of $0.3 million for the three months ended March 31, 2017 and 2016, respectively, for the revaluation of common stock warrants, which was due to the change in fair value of the common stock warrant liability. The income and expense associated with the change in fair value of the warrants is a non-cash item.
Discontinued Operations for The Three Months Ended March 31 2017 and 2016
In March 2016, we halted testing services in our Patient Testing laboratory in New Haven, Connecticut. As a result of this action, as of December 31, 2015, our Patient Testing business met the criteria to be reported as discontinued operations. The related assets, liabilities, results of operations and cash flows for the Patient Testing business are classified as assets held for sale, liabilities held for sale and discontinued operations for all periods presented.
Revenues and net loss of the discontinued operations consisted of the following:

	Three months ended March 31,
(Dollars in thousands)	2016	2016
Net sales	$68	$1,103
Net income (loss) from discontinued operations, before tax	$73	$(1,173)
Income tax expense	—	—
Income (loss) from discontinued operations, net of tax	$73	$(1,173)

Liquidity and Capital Resources
Our working capital positions at March 31, 2017 and December 31, 2016 were as follows:

	Dollars in Thousands
	March 31, 2017	December 31, 2016	Change
Current assets (including cash and cash equivalents of $59 and $110, respectively)	$567	$495	$72
Current liabilities	21,129	19,824	1,305
Working capital	$(20,562)	$(19,329)	$(1,233)

At March 31, 2017, we had cash on hand of less than $0.1 million. Our ability to continue as a going concern is dependent upon a combination of completing our planned merger with Precipio, generating additional revenue, improving cash collections, potentially selling underutilized assets and/or product lines related to discontinued operations and, if needed, raising necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. There is no assurance that we will complete the merger in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations.

Analysis of Cash Flows - Three Months Ended March 31, 2017 and 2016
Net Change in Cash and Cash Equivalents. Cash and cash equivalents decreased by less than $0.1 million during the three months ended March 31, 2017, compared to an decrease of $0.2 million during the three months ended March 31, 2016. These amounts include cash provided by discontinued operations of $0.1 million and cash used in discontinued operations of $0.6 million, for the three months ended March 31, 2017 and 2016, respectively.
Cash Flows From Continuing Operations

Cash Flows Used in Operating Activities. The cash flows used in operating activities of $0.1 million during the three months ended March 31, 2017 included a net loss of $1.8 million and a decrease in accrued expenses of $0.6 million. These were partially offset by an increase in accounts payable of $2.0 million and non-cash adjustments of $0.4 million. The cash flows used in operating activities in the first three months of 2016 included the net loss of $2.1 million and a decrease in accrued expenses and other liabilities of $0.5 million. These were partially offset by an increase in accounts receivable of $1.2 million.
Cash Flows Used in Investing Activities. Cash flows used in investing activities for continuing operations were zero and less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Cash Flows Provided by Financing Activities. There were no cash flows provided by financing activities for the three months ended March 31, 2017 other than capital lease payments of less than $0.1 million. Cash flows provided by financing activities during the three months ended March 31, 2016 totaled $1.7 million which included net proceeds of approximately $1.8 million from our Unit issuance and $0.5 million from borrowing on our debt. These proceeds were partially offset by payments on our debt of approximately $0.6 million

Off-Balance Sheet Arrangements
At each of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the normal course of business as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 13, 2017 except for the following.
•Our debt decreased by $0.4 million resulting from the conversion of convertible promissory notes into shares of our common stock in January 2017. See Note 4 - Debt to our accompanying condensed consolidated financial statements.
•Our operating lease obligations decreased from approximately $1.3 million to approximately $0.6 million as the result of a settlement agreement we entered into on April 7, 2017 related to the early termination of our lease for our Omaha, Nebraska facility.

Critical Accounting Policies and Estimates
Accounting policies used in the preparation of our consolidated financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on April 13, 2017.

Recently Issued Accounting Pronouncements
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on April 13, 2017. There have been no changes to those accounting pronouncements listed except as noted in Note 2 - “Summary of Significant Accounting Policies-Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to a number of claims of various amounts that arise out of the normal course of our business. In addition to the claims described in this Item 1, we are delinquent on the payment of outstanding accounts payable amounting to approximately $0.6 million with certain of our vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.
On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. A $0.4 million liability has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016. We and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a mutual general release of claims, and our agreement to pay $0.4 million to UNMC in installments over a period of time. As of March 15, 2017, the initial payment due to UNMC under the settlement agreement is delinquent. We and UNMC are currently in discussions to extend the date of Transgenomic’s initial payment due to UNMC.
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
On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. A $0.7 million liability has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016. Effective as of February 1, 2017, we and Mount Sinai agreed to amend the terms of our settlement agreement to extend the date of the initial payment due to Mount Sinai.
On December 19, 2016, Todd Smith (“Smith”) filed a lawsuit against us in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by us to Smith for costs and damages arising from a breach of our obligations pursuant to a lease agreement between the parties. On April 7, 2017, we entered into a settlement agreement with Smith related to the early termination of our lease for our Omaha, Nebraska facility. The agreement included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.6 million to Smith in installments over a period of time. A $0.6 million liability has been recorded and is reflected in accrued expenses at March 31, 2017. The accrued liability includes $0.4 million recorded as a net loss on the settlement and is included in other expense in our condensed consolidated statements of operations for the three months ended March 31, 2017.
On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against us. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. A $0.3 million and $0.2 million liability has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016, respectively.
We and Science Park Development Corporation (“SPDC”) entered into that certain Lease dated as of December 31, 2011, as modified by the First Amendment to Lease dated as of June 18, 2013, as further modified by a letter agreement dated as of

February 2, 2015, as modified by the Second Amendment to Lease dated as of June 26, 2015 (the “ SPDC Lease”). In November 2016, SPDC alleged that we defaulted on our obligations under the SPDC Lease. Specifically, SPDC alleges that we failed to pay approximately $0.4 million in rental payments due under the SPDC Lease and that we vacated a portion of the leased premises in violation of the terms of the SPDC Lease. We and SPDC entered into a settlement agreement dated March 6, 2017, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.4 million to SPDC in installments over a period of time. This liability has been recorded and is reflected in accrued expenses at March 31, 2017 and December 31, 2016.
CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately $0.2 million has been recorded and is reflected in accrued expenses at December 31, 2016.
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

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

(a)	Exhibits

2.1
First Amendment to Agreement and Plan of Merger, dated as of February 3, 2017, by and among the Registrant, New Haven Labs Inc. and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2017).

10.1
Waiver Letter Agreement by and among the Registrant, Potomac Capital Partners, L.P., MAZ Partners LP, David Wambeke and Craig-Hallum Capital Group LLC, dated as of January 10, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2017).

10.2
First Amendment to Unsecured Convertible Promissory Note by and among the Registrant and MAZ Partners LP, dated as of January 17, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2017).

10.3
Termination and Tenth Amendment to Loan and Security Agreement, dated as of February 3, 2017, by and among Third Security Senior Staff 2008 LLC, as administrative agent and a lender, the other lenders party thereto and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2017).

10.4
Promissory Note, dated February 2, 2017, between the Registrant and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 3, 2017).

10.5
Securities Purchase Agreement, dated as of April 13, 2017, by and between the Registrant and the investors set forth on Schedule A attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2017).

10.6
Form of Promissory Note, issued by the Registrant to certain investors, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2017).

10.7
Form of Warrant to Purchase Common Stock, issued by the Registrant to certain investors, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 17, 2017).

10.8
Precipio Diagnostics, LLC Subordinated Promissory Note, issued by Precipio to the Registrant, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 17, 2017).

10.9
Subordination Agreement, dated as of April 13, 2017, by and between the Registrant and Webster Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 17, 2017).

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

TRANSGENOMIC, INC.

Date:	May 18, 2017	By:	/S/ PAUL KINNON
Paul Kinnon President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)