Form 10-Q
period 2017-09-30
Precipio, Inc.
filed 2017-11-20
CIK 1043961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________
 FORM 10-Q
 _______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 9, 2017, the number of shares of common stock outstanding was 10,028,763.

PRECIPIO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
PRECIPIO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
	2017	December 31,
	(unaudited)	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$381	$51
Accounts receivable, net	505	388
Inventories	99	100
Other current assets	127	13
Total current assets	1,112	552

PROPERTY AND EQUIPMENT, NET	255	280

OTHER ASSETS:
Goodwill	12,817	—
Intangibles, net	20,779	—
Other assets	14	10
	$34,977	$842
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$42	$395
Convertible bridge notes, less debt discounts and debt issuance costs	—	695
Accounts payable	10,034	1,084
Current maturities of capital leases	49	46
Accrued expenses	1,872	700
Deferred revenue	210	92
Other current liabilities	1,528	—
Total current liabilities	13,735	3,012
LONG TERM LIABILITIES:
Long-term debt, less current maturities and discounts	—	4,127
Common stock warrant liability	618	—
Capital leases, less current maturities	126	163
Other long-term liabilities	92	—
Total liabilities	14,571	7,302
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - $0.01 par value, 15,000,000 and 1,294,434 shares authorized at September 30, 2017 and December 31, 2016, respectively, 3,641 and 780,105 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	8
Common stock, $0.01 par value, 150,000,000 and 1,806,850 shares authorized at September 30, 2017 and December 31, 2016, respectively, 9,446,878 and 449,175 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	94	4
Additional paid-in capital	41,879	4,376
Accumulated deficit	(21,567)	(10,848)
Total stockholders’ equity (deficit)	20,406	(6,460)
	$34,977	$842

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
SALES
Patient service revenue, net	$327	$445	$946	$1,716
less provision for bad debts	(57)	(80)	(168)	(309)
Net sales	270	365	778	1,407
COST OF DIAGNOSTIC SERVICES	347	231	813	710
Gross profit (loss)	(77)	134	(35)	697
OPERATING EXPENSES:
Operating expenses	2,541	497	3,981	1,573
Impairment of goodwill	1,015	—	1,015	—
TOTAL OPERATING EXPENSES	3,556	497	4,996	1,573
OPERATING LOSS	(3,633)	(363)	(5,031)	(876)
OTHER INCOME (EXPENSE):
Interest expense, net	(1,883)	(136)	(2,265)	(378)
Warrant revaluation	—	—	(3)	—
Loss on extinguishment of debt and induced conversion of convertible bridge notes	(1,338)	—	(1,391)	—
Gain on settlement of liability	647	—	647	—
Merger advisory fees	(73)	—	(2,676)	—
Other, net	—	—	—	3
	(2,647)	(136)	(5,688)	(375)
LOSS BEFORE INCOME TAXES	(6,280)	(499)	(10,719)	(1,251)
INCOME TAX EXPENSE	—	—	—	—
NET LOSS	(6,280)	(499)	(10,719)	(1,251)

DEEMED DIVIDENDS ON ISSUANCE OR EXCHANGE OF PREFERRED UNITS	(3,764)	—	(9,012)	(1,422)
PREFERRED DIVIDENDS	(84)	—	(84)	(433)
TOTAL DIVIDENDS	(3,848)	—	(9,096)	(1,855)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(10,128)	$(499)	$(19,815)	$(3,106)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.36)	$(1.15)	$(6.96)	$(7.23)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	7,430,741	435,060	2,846,221	429,851

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Nine Months Ended
 September 30, 2017
(Dollars in thousands)

	Preferred Stock		Common Stock
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2017	780,105	$8	449,175	$4	$4,376	$(10,848)	$(6,460)
Net loss	—	—	—	—	—	(10,719)	(10,719)
Conversion of warrants into preferred stock	8,542	—	—	—	25	—	25
Conversion of warrants into common stock	—	—	1,958,166	20	(20)	—	—
Conversion of preferred stock into common stock	(2,526,425)	(25)	3,467,666	34	(9)	—	—
Conversion of Senior and Junior debt into preferred stock and common stock	802,920	8	1,414,700	14	4,749	—	4,771
Conversion of bridge notes into common stock	—	—	515,638	6	2,732	—	2,738
Issuance of common stock for consulting services in connection with the merger	—	—	321,821	3	2,186	—	2,189
Shares issued in connection with business combination	802,925	8	1,255,119	12	20,078	—	20,098
Issuance of preferred stock	135,574	1	—	—	5,379	—	5,380
Issuance of warrants in conjunction with issuance of side agreement	—	—	—	—	487	—	487
Beneficial conversion feature on issuance of bridge notes	—	—	—	—	1,856	—	1,856
Non-cash stock-based compensation and vesting of restricted units			64,593	1	40	—	41
Balance, September 30, 2017	3,641	$—	9,446,878	$94	$41,879	$(21,567)	$20,406

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(10,719)	$(1,251)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	395	99
Amortization of deferred financing costs and debt discount	1,898	31
Loss on extinguishment of debt and induced conversion of convertible bridge notes	1,391	—
Gain on settlement of liability	(647)	—
Stock-based compensation and change in liability of stock appreciation rights	33	9
Merger advisory fees	2,676	—
Impairment of goodwill	1,015	—
Provision for losses on doubtful accounts	168	309
Capitalized PIK interest on convertible bridge notes	—	85
Warrant revaluation	3	—
Changes in operating assets and liabilities:
Accounts receivable	(129)	(314)
Inventories	15	(12)
Other assets	30	(27)
Accounts payable	484	58
Accrued expenses and other liabilities	(1,094)	371
Net cash used in operating activities	(4,481)	(642)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash acquired in business combination	101	—
Net cash provided by investing activities	101	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(34)	(29)
Issuance of preferred stock	5,380	—
Payment of deferred financing costs	(25)	(10)
Proceeds from exercise of warrants	25	—
Proceeds from long-term debt	315	175
Proceeds from convertible bridge notes	1,365	455
Principal payments on convertible bridge notes	(1,500)	—
Principal payments on long-term debt	(816)	(116)
Net cash flows provided by financing activities	4,710	475
NET CHANGE IN CASH AND CASH EQUIVALENTS	330	(167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51	235
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$381	$68

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$65	$48
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Purchases of equipment financed through capital lease	—	49
Preferred unit dividend financed through exchange agreement	—	433
Convertible bridge notes exchanged for long-term debt	—	680
Series A and B preferred exchanged for long-term debt	—	1,715
Conversion of bridges loans plus interest into common stock	1,787	—
Conversion of senior and junior notes plus interest into preferred stock and common stock	4,771	—

Deferred debt issuance cost	64	—
Beneficial conversion feature on issuance of bridge notes	1,856	—
Accrued merger cost	10	—
Issuance of warrants in conjunction with issuance of side agreement	487	—
Purchases of equipment financed through accounts payable	20	—
See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2017 and 2016

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
Three and Nine Months Ended September 30, 2017 and 2016

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
Merger Transaction

On June 29, 2017, the Company (then known as “Transgenomic, Inc.”, or “Transgenomic”), completed a reverse merger (the “Merger”) with Precipio Diagnostics, LLC, a privately held Delaware limited liability company (“Precipio Diagnostics”) in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 12, 2016, as amended on February 2, 2017 and June 29, 2017, by and among Transgenomic, Precipio Diagnostics and New Haven Labs Inc. (“Merger Sub”) a wholly-owned subsidiary of Transgenomic. Pursuant to the Merger Agreement, Merger Sub merged with and into Precipio Diagnostics, with Precipio Diagnostics surviving the Merger as a wholly-owned subsidiary of the combined company (See Note 3 - Reverse Merger). In connection with the Merger, the Company changed its name from Transgenomic, Inc. to Precipio, Inc., relisted its common stock under Precipio, Inc. on the National Association of Securities Dealers Automated Quotations (“NASDAQ”), and effected a 1-for-30 reverse stock split of its common stock. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics become the Company's historical financial statements. Accordingly, the historical financial statements of Precipio Diagnostics are included in the comparative prior periods. As a result of the Merger, historical preferred stock, common stock, restricted units, warrants and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Merger exchange ratio. Pursuant to the Merger Agreement, each outstanding unit of Precipio Diagnostics was exchanged for 10.2502 pre-reverse stock split shares of Company Common Stock (the “Exchange Ratio”). See Note 3 - Reverse Merger for additional discussion of the Merger.

 Going Concern
The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of September 30, 2017, the Company had a net loss of $10.7 million and negative working capital of $12.6 million. The Company’s ability to continue as a going concern is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•
On October 31, 2017, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”) with certain of its accounts payable vendors (the “Creditors”) pursuant to which the Creditors agreed to a reduction of approximately $5.0 million in currently due vendor liabilities. The Company and the Creditors agreed to restructure

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

these liabilities into approximately $2.5 million in secured, long-term vendor obligations with payments beginning in July 2018 and continuing over 48 months.

•	On November 7, 2017, the Company completed its capital raise initiative issuing $2.8 million in units consisting of Series C Preferred stock and warrants to purchase common stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.
The accompanying condensed consolidated financial statements are presented in conformity with GAAP. We have evaluated events occurring subsequent to September 30, 2017 for potential recognition or disclosure in the condensed consolidated financial statements and concluded that, other than what is disclosed in Note 13 - Subsequent Events, there were no other subsequent events that required recognition or disclosure.
The condensed consolidated balance sheet as of December 31, 2016 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2016. The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto of Precipio Diagnostics for the year ended December 31, 2016 contained in our current report on Form 8-K/A, filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2017. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2017.
Reclassifications.
Certain reclassifications were made to the 2016 financial statements to conform to current year financial statement presentation. These reclassifications had no effect on previously reported net earnings.
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
Three and Nine Months Ended September 30, 2017 and 2016

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
Fair Value.
Unless otherwise specified, book value approximates fair value. The common stock warrant liability is recorded at fair value. See Note 11 - Fair Value for additional information.
Cash and Cash Equivalents and Other Current Assets.
Cash and cash equivalents include cash and investments with original maturities at the date of acquisition of three months or less. Other current assets as of September 30, 2017 of $0.1 million includes prepaid assets of less than $0.1 million and other receivables of less than $0.1 million and consisted of primarily prepaid assets as of December 31, 2016.
Concentrations of Risk.
From time to time, we may maintain a cash position with financial institutions in amounts that exceed Federal Deposit Insurance Corporation insured limits. We have not experienced any losses on such accounts as of September 30, 2017.
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

Property and Equipment.
Depreciation expense related to property and equipment was less than $0.1 million for both the three and nine months ended September 30, 2017 and 2016. Depreciation expense during each period includes depreciation related to equipment acquired under capital leases.
Goodwill and Intangible Assets.
As a result of the Merger, the Company recorded goodwill and intangible assets as part of its allocation of the purchase consideration. See Note 3 - Reverse Merger for the amounts recorded.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the business acquired. See Note 3 - Reverse Merger for the amount recorded. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may indicate that the assets might be impaired. In assessing goodwill for impairment, the Company has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, for which the consolidated Company is considered one reporting unit. If this is the case, then performing the quantitative goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the quantitative impairment test. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit are assessed. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the company, and trends in the market price of our common

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact. During the three months ended September 30, 2017, the Company experienced a decline in its share price and a significant reduction in its market capitalization, as such the Company determined that an assessment of goodwill should be performed using the qualitative approach described above. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of the Company was less than its carry value. While there were positive qualitative factors discovered during the qualitative analysis, the instability of the market price of the Company’s common stock and the decline in revenues were significant adverse factors that directed a full assessment. In estimating fair value, the Company utilized the market capitalization to estimate the fair value. The impairment test performed by the Company indicated that the estimated fair value of the Company was less than its carrying amount. As a result of the analysis performed, the Company recorded a goodwill impairment charge of $1.0 million during the three months ended September 30, 2017.

Intangibles

We review our amortizable long-lived assets for impairment annually or whenever events indicate that the carrying amount of the asset (group) may not be recoverable. An impairment loss may be needed if the sum of the future undiscounted cash flows is less than the carrying amount of the asset (group). The amount of the loss would be determined by comparing the fair value of the asset to the carrying amount of the asset (group). There were no impairment charges during the nine months ended September 30, 2017.
In-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that were not fully developed at the date of the Merger. Until the IPR&D projects are completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. For the nine months ended September 30, 2017, there was no impairment of IPR&D.
Stock-Based Compensation.
All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Unvested awards as of September 30, 2017 had vesting periods of up to four years from the date of grant. None of the awards outstanding at September 30, 2017 are subject to performance or market-based vesting conditions.
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

At each of September 30, 2017 and December 31, 2016, deferred net sales included in the balance sheet in deferred revenue were $0.2 million and $0.1 million, respectively.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Presentation of Insurance Claims and Related Insurance Recoveries.

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

The Company accounts for its insurance claims and related insurance recoveries at their gross values as standards for health care entities do not allow the Company to net insurance recoveries against the related claim liabilities. There were no insurance claims or insurance recoveries recorded during the three and nine months ended September 30, 2017 and 2016.
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

Beneficial Conversion Features.

The intrinsic value of a beneficial conversion feature (“BCF”) inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the first conversion date using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the BCF is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

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
Loss Per Share.
Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 5,919,819 and 2,765,904 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2017 and 2016, respectively, because the effect is anti-dilutive due to the net loss.
Recent Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that intends to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 will be effective for our annual reporting period beginning on January 1, 2018, including interim periods within that year. ASC 606 may be applied either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. We expect to apply the new standard using the modified retrospective method upon its adoption date on January 1, 2018. Under the modified retrospective method, we will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. Implementation steps we are taking include reviewing our current accounting policies and practices to identify potential differences that would result from the application of this standard, determining key factors to recognize revenue as prescribed by the new standard that may be applicable to each of our business segments, analyzing our current portfolio of business contracts including our third-party payor contracts and evaluating our historical accounting policies and practices to identify potential differences in applying the new guidance. We anticipate that our evaluation will include the related qualitative disclosures regarding the potential impact of the effects of the accounting policies we expect to apply and a comparison to our current revenue recognition policies. We expect to complete this process prior to the filing of, and make disclosures in, our Annual Report on Form 10-K for the year ended December 31, 2017. Based on our evaluation so far, we believe there will be no significant changes required to our

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

business processes, systems and controls to effectively report revenue recognition under the new standard. Adoption of the new standard is not expected to materially change the timing or amount of revenue recognized in our Consolidated Financial Statements.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company has adopted this standard and, as discussed above, performed interim impairment testing of goodwill during the three months ended September 30, 2017 which resulted in the Company recording a goodwill impairment charge of $1.0 million.

In July 2017, FASB issued ASU No. 2017-11, Earning Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815), which was issued in two parts, Part I, Accounting for Certain Financial Instruments with Down Round Features and Part II, Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of ASC No. 2017-11 addresses the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Part II amendments do not have an accounting effect. The ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has early adopted this standard as of January 1, 2017 with the only impact being that the warrants with down round provisions are classified within equity. (See Note 6 - Convertible Bridge Notes and Note 10 - Stockholders' Equity).

3. REVERSE MERGER

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

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
Three and Nine Months Ended September 30, 2017 and 2016

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

Unaudited pro forma information

The operating results of Transgenomic for the period after the Closing Date to September 30, 2017 have been included in the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017.

The following unaudited pro forma information presents the Company's financial results as if the acquisition of Transgenomic had occurred on January 1, 2016:

Dollars in thousands, except per share amounts
	Nine months ended September 30,
	2017	2016
Net sales	$1,742	$2,605
Net loss available to common stockholders	(22,980)	(15,838)
Loss per common share	$(3.40)	$(2.48)

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

4. INTANGIBLES
We had no intangible assets as of December 31, 2016. In conjunction with the Merger, we recorded intangible assets of $21.1 million. As of September 30, 2017 our intangible assets consisted of the following:

	Dollars in Thousands
	September 30, 2017
	Cost	Accumulated Amortization	Net Book Value
Technology	$18,990	$237	$18,753
Customer relationships	250	21	229
Backlog	200	50	150
Covenants not to compete	30	8	22
Trademark	40	5	35
IPR&D	1,590	—	1,590
	$21,100	$321	$20,779

Estimated Useful Life
Technology	20 years
Customer relationships	3 years
Backlog	1 year
Covenants not to compete	1 year
Trademark	2 years
Until our in-process research and development projects are completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. For the nine months ended September 30, 2017, there was no impairment of IPR&D.
Amortization expense for intangible assets was $0.3 million during the three and nine month periods ended September 30, 2017. Amortization expense for intangible assets is expected to be $0.6 million, $1.2 million, $1.0 million, $1.0 million and $0.9 million for each of the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively.

5.         LONG-TERM DEBT

Long-term debt consists of the following:

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

	Dollars in Thousands
	September 30, 2017	December 31, 2016
Senior Notes	$—	$3,270
Senior Note debt issuance costs	—	(9)
Junior Notes	—	584
Connecticut Innovations - line of credit	—	162
Department of Economic and Community Development (DECD)	—	243
DECD debt issuance costs	—	(30)
Webster Bank	—	328
Webster Bank debt discounts and issuance costs	—	(26)
Convertible promissory notes	42	—
Total long-term debt	42	4,522
Current portion of long-term debt	(42)	(395)
Long-term debt, net of current maturities	$—	$4,127

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

During the nine months ended September 30, 2017, prior to the Merger, the Company raised $315,000 from members through the issuance of Senior Notes at a rate of 12% interest that are payable at the sooner of the closing of a qualified public offering, as outlined in the note agreement, or five years from date of issuance.

On the Closing Date of the Merger, the outstanding balance of $3,584,968 in Senior Notes and $583,821 in Junior Notes, plus accrued interest of $602,373, were converted into 802,920 shares of Precipio preferred stock and 1,414,700 shares of Precipio common stock. There were no Senior or Junior Notes outstanding as September 30, 2017.

As of December 31, 2016, the outstanding balance of Senior and Junior Notes was $3,269,968 and $583,821, respectively, with accrued interest included within the accrued expenses on the accompanying condensed consolidated balance sheet of $279,740 and $71,258, respectively.

Connecticut Innovations, Incorporated

The Company entered into a line of credit on April 1, 2012 with Connecticut Innovations, Incorporated (Connecticut Innovations), an entity affiliated with a director of the Company, for up to $500,000 with interest paid monthly at 8%, due on September 1, 2018. Principal and interest payments began February 1, 2013 and ranged from $7,436 to $12,206 until September 2016, when the Company entered into a forbearance agreement to 1) defer monthly principal payments until October 2017 and 2) make interest-only payments totaling $1,041 per month through October 2017. Pursuant to the forbearance agreement, the Company was also restricted from any additional borrowings under the line of credit. The line was secured by substantially all of the Company’s assets.

In connection with the Merger, the Company paid in full its loan obligations with Connecticut Innovations. The outstanding balance was zero and $162,066 as of September 30, 2017 and December 31, 2016, respectively.

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

Department of Economic and Community Development.

The Company entered into a 10-year term loan with the Department of Economic and Community Development (“DECD”) on May 1, 2013 for $300,000, with interest paid monthly at 3%, due on April 23, 2023. The loan was secured by substantially all of the Company’s assets but was subordinate to the term loan with Webster Bank and the Connecticut Innovations line of credit. In connection with the Merger, the Company paid in full its loan obligations with DECD. The outstanding balance was zero and $243,287 as of September 30, 2017 and December 31, 2016, respectively. The outstanding principal and accrued interest balance paid in full in July 2017 was $225,714.

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

On June 29, 2017, the closing date of the Merger, the Company paid in full its loan obligations (including principal and interest) with Webster Bank. The outstanding balance was zero and $328,000 as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, the Company incurred a loss on extinguishment of debt in the approximate amount of $53,000, related to the extinguishment of the Connecticut Innovations, DECD and Webster Bank loans.

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

On the Maturity Date, the then outstanding aggregate amount owed on the Note of $143,041 ($125,000 in principal amount and $18,041 of accrued interest) became due. Pursuant to the terms of the Note, the Company’s failure to pay any principal or interest within 10 days of the date such payment is due will constitute an event of default (the “Prospective Event of Default”). On June 21, 2017, the Investor agreed to waive the Prospective Event of Default and agreed to further extend the Maturity Date of the Note pursuant to a side letter to the Note (the “Side Letter”). The Side Letter provides that two-thirds of the outstanding principal amount of the Note must be paid upon the earlier to occur of (1) the closing of a public offering by the Company of either common stock, convertible preferred stock or convertible preferred notes or (2) August 16, 2017 (such applicable date, the “Deferred Maturity Date”). On August 31, 2017, the Company made payment of $83,333, two-thirds of the then outstanding principal amount. The remaining one-third of the principal amount outstanding on the Note must be paid on the six month anniversary of the Deferred Maturity Date (the “Extended Maturity Date”). All accrued and unpaid interest on the outstanding principal amount of the Note will be due and immediately payable on the Extended Maturity Date, unless the Note is converted in which case such interest will be payable in shares of the Company’s common stock as part of the conversion. As of September 30, 2017, the outstanding principal amount due was $41,666 and accrued interest was approximately $20,000 and is included within accrued expenses on the accompanying condensed consolidated balance sheet.

6.         CONVERTIBLE BRIDGE NOTES.

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
Three and Nine Months Ended September 30, 2017 and 2016

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

2017 New Bridge Notes I.

Prior to the Merger, the Company (then Transgenomic) completed the sale of an aggregate of $1.2 million of non-convertible promissory notes (the “2017 Bridge Notes”) in a bridge financing pursuant to a securities purchase agreement (the “Purchase Agreement”), for which $561,500 was then given to Precipio Diagnostics through the issuance of a promissory note and is eliminated in consolidation. The financing was intended to help facilitate the completion of the Merger. The 2017 Bridge Notes had an annual interest rate of 4% and a 90-day maturity. The 2017 Bridge Notes may be repaid by the Company at any time in cash upon payment of a 20% premium. In connection with the issuance of the 2017 Bridge Notes, the Company issued warrants (the “2017 Bridge Warrants”) to acquire 40,000 shares of the Company's common stock at an exercise price of $15.00 per share, subject to anti-dilution protection. The Purchase Agreement provides certain piggyback registration rights for the holders of the 2017 Bridge Warrants for a period of six months after the closing of the bridge financing. Aegis Capital Corp. (“Aegis”) acted as placement agent for the bridge financing and received a placement agent fee of $84,000 and warrants (the “Aegis Warrants”) to acquire 5,600 shares of the Company's common stock at an exercise price of $15.00 per share. The Aegis Warrants are identical to the 2017 Bridge Warrants except that the Aegis Warrants do not have anti-dilution protection.

At the time of the Merger, the 2017 Bridge Notes were extinguished and replaced with convertible promissory notes (the “2017 New Bridge Notes I”) with an original principal amount of $1.2 million in the aggregate pursuant to an Exchange Agreement (the “Exchange Agreement”) entered into on the Closing Date. The 2017 New Bridge Notes I have an annual interest rate of 8.0% and are due and payable upon the earlier to occur of (i) October 1, 2017 or (ii) the closing of a Qualified Offering (as defined in the 2017 New Bridge Notes I). The 2017 New Bridge Notes I are convertible into shares of our common stock at an initial conversion price of $3.736329 per share, subject to adjustment, and may be convertible into shares of our preferred stock at the holder’s option if the Company does not complete a Qualified Offering (as defined in the 2017 New Bridge Notes I) by October 1, 2017. The Company may redeem the 2017 New Bridge Notes I at any time in cash upon payment of a 20% premium, or $240,000. As the convertible promissory notes were convertible into the Company's common stock at a conversion rate lower than the fair market value of the common stock at the time of issuance, the Company recorded $989,000 as a beneficial conversion feature, which was recorded as a debt discount in the balance sheet. The discount will be amortized using the effective interest method through the first conversion date of the 2017 New Bridge Notes I. On August 28, 2017, these 2017 New Bridge Notes I were partially converted and the remaining were paid off, refer below for further discussion.

Pursuant to the Exchange Agreement, the 2017 Bridge Warrants were canceled and replaced with new warrants to acquire 45,600 shares of our common stock (the “2017 New Bridge Warrants”). The initial exercise price of the 2017 New Bridge Warrants is $7.50 (subject to adjustments). If the Company completes a Qualified Offering (as defined in the 2017 New Bridge warrants), the exercise price of the 2017 New Bridge Warrants will become the lower of (i) $7.50, or (ii) 110% of the per share offering price in the Qualified Offering, but in no event lower than $1.50 per share, which has been considered a down round provision. At issuance, the 2017 New Bridge Warrants had a fair value of $211,000 and were recorded as a debt discount to the related 2017 New Bridge Notes I, with the corresponding entry to additional paid in capital as the warrants were considered classified as equity in accordance with GAAP. As discussed in Note 2 of the accompanying unaudited condensed consolidated financial statements, the Company early adopted ASU 2017-11, which allowed the Company to treat the warrants as equity classified, despite the down round provision.

2017 New Bridge Note II.

In connection with the Merger, on the Closing Date and pursuant to a Securities Purchase Agreement (the “Bridge Purchase Agreement”), the Company completed the sale of an aggregate of $800,000 of a convertible promissory note (the “2017 New

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

Bridge Note II”). The Company received net proceeds of $721,000 from the sale of the 2017 New Bridge Note II, which will be used for working capital purposes. The 2017 New Bridge Note II has an annual interest rate of 8.0% and is due and payable upon the earlier to occur of (i) October 1, 2017 or (ii) the closing of a Qualified Offering (as defined in the 2017 New Bridge Note II). The 2017 New Bridge Note II is convertible into shares of our common stock at an initial conversion price of $3.736329 per share, subject to adjustment, and may be convertible into shares of our preferred stock at the holder’s option if the Company does not complete a Qualified Offering (as defined in the 2017 New Bridge Note II) by October 1, 2017. The Company may redeem the 2017 New Bridge Note II at any time in cash upon payment of a 20% premium, or $160,000.

As the 2017 New Bridge Note II was convertible into the Company's common stock at a conversion rate lower than the fair market value of the common stock at the time of issuance, the Company recorded $656,000 as a beneficial conversion feature, which was recorded as a debt discount in the balance sheet. The discount will be amortized using the effective interest method through the first conversion date of the 2017 New Bridge Note II. On August 28, 2017, this 2017 New Bridge Note II was partially converted and the remaining was paid off, refer below for further discussion.

In connection with the bridge financing and the assumption of certain obligations by an entity controlled by Mark Rimer (a director of the Company), the Company issued to that entity warrants (the “Side Warrants”) to purchase an aggregate of 91,429 shares of the Company's common stock at an exercise price of $7.00 per share (subject to adjustment), with a fair value of $487,000 at the date of issuance. The Side Warrants have a term of 5 years and are exercisable as to 22,857 shares of the Company's common stock upon grant and as to 68,572 shares of the Company's common stock upon the entity’s performance of the assumed obligations. All performance obligations have been met and the Company has recorded a merger advisory expense of $73,000 and $487,000 related to the Side Warrants during the three and nine months ended September 30, 2017, respectively.

In addition, upon the Company consummating one or more rounds of equity financing following July 1, 2017, with aggregate gross proceeds of at least $7 million, the Company will use a portion of the proceeds from such financing to repay the principal amount of the 2017 New Bridge Notes, together with any premium and interest.

Conversion and Payment of the 2017 New Bridge Notes I and New Bridge Note II (collectively, the “New Bridge Notes”).

On August 28, 2017, the Company completed an underwritten public offering (the “August 2017 Offering”) of 6,000 units consisting of one share of the Company’s Series B Preferred Stock and one warrant to purchase up to 400 shares of the Company's common stock at a combined public offering price of $1,000 per unit for gross proceeds of $6.0 million (see Note 10 - Stockholders' Equity).

At the time of the closing of the August 2017 Offering, the aggregate amount due to the holders of the New Bridge Notes was $2,436,551 ($2,000,000 in principal, $400,000 for a 20% redemption premium and $36,551 in accrued interest). Upon the closing of the August 2017 Offering, the Company made a cash payment of $1,536,551 to extinguish certain notes and the remaining $900,000 of the Company’s New Bridge Notes were converted into an aggregate of 359,999 shares of the Company's common stock (the “Note Conversion Shares”) at a conversion price of $2.50 per share and 359,999 warrants to purchase the Company's common stock (the “Note Conversion Warrants”). The Company issued the Note Conversion Warrants to the holders of the New Bridge Notes as consideration for their election to convert their New Bridge Notes into shares of the Company's common stock. The Company treated the $900,000 debt conversion as an induced conversion and determined that the fair value of the consideration given in the conversion exceeded the fair value of the debt pursuant to its original conversion terms by approximately $1.0 million. This amount was recorded as an expense included in loss on extinguishment of debt and induced conversion of convertible bridge notes in our unaudited condensed consolidated statements of operations. The Company also recorded a loss on extinguishment of debt of approximately $0.4 million related to the extinguishment of the $1,536,551 portion paid in cash, which was also recorded as an expense within the loss on extinguishment of debt and induced conversion of convertible bridge notes line in our unaudited condensed consolidated statements of operations. See Note 10 Stockholders Equity (Deficit) for discussion of the Note Conversion Warrants.

Upon conversion and payment of the New Bridge Notes, all remaining debt discounts and debt issuance costs associated with the conversions were fully amortized to interest expense and debt discounts and debt issuance costs associated with the portion paid in cash were amortized to interest expense up through the payment date. During the three and nine months ended September 30, 2017, debt discounts and debt issuance costs amortized to interest expense were $1.8 million and $1.9 million, respectively. As of September 30, 2017, the outstanding convertible bridge notes balance was zero.

7.         ACCRUED EXPENSES.

Accrued expenses consist of the following:

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

	September 30, 2017	December 31, 2016
Accrued expenses	$1,323	$50
Accrued compensation	529	155
Accrued interest	20	495
	$1,872	$700

8. CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. The Company has also assumed a number of claims as a result of the Merger. See below for a discussion on these matters.

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirement, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers.

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

Claims assumed in the Merger

The Company assumed a number of claims as a result of the Merger. In addition to the claims described below, we are delinquent on the payment of outstanding accounts payable for certain of our vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.

On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against us in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. A $0.4 million liability was recorded and is reflected in accrued expenses at December 31, 2016. We and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a mutual general release of claims, and our agreement to pay $0.4 million to UNMC in installments over a period of time. On September 8, 2017, we and UNMC entered into a First Amendment to the Settlement Agreement with quarterly payments in the amount of $25,000 due commencing on December 15, 2017 and ending on June 15, 2020 and a final payment of $100,000 due on or before September 15, 2020. A $0.4 million liability has been recorded and is reflected in accrued expenses at September 30, 2017.

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
Three and Nine Months Ended September 30, 2017 and 2016

fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case has been narrowed so that only certain contract claims and an unjust enrichment claim remained pending against Transgenomic.
During June 2017, prior to the Merger, Transgenomic entered into a settlement agreement with Fox Chase (the “Agreement”) to pay $175,000 in three installments, which will resolve all outstanding claims in the litigation brought in April 2016 by Fox Chase against Transgenomic in the Court of Common Pleas of Philadelphia County (the “Action”). The case will remain pending with the Court until all settlement payments have been made to Fox Chase. On October 3, 2017, the final payment of $55,000 was paid to Fox Chase totaling $175,000. Once received Fox Chase was obligated to cause the Action to be formally dismissed with prejudice. The dismissal is still pending as of November 15, 2017. Also, on July 13, 2017 the Company entered into an agreement with its co-Defendant, IDT, regarding the Company’s indemnity obligations to IDT for legal fees and expenses incurred in the Action pursuant to the terms of the IDT Agreement. The IDT Agreement provides for monthly payments of $27,800 from the Company to IDT, in the total amount of $139,000, commencing on August 15, 2017 and concluding on December 15, 2017. A $0.2 million liability has been recorded and is reflected in accrued expenses at September 30, 2017.
On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. A $0.7 million liability has been recorded and is reflected in accrued expenses at September 30, 2017. Effective as of October 31, 2017, we and Mount Sinai agreed to enter into a new settlement agreement to restructure these liabilities into a secured, long-term debt obligation of $0.4 million accruing interest at 10% with monthly principal and interest payments of $12,700 beginning in July 2018 and continuing over 48 months and to issue warrants in the amount of 24,900 shares, that are exercisable for common stock, on a 1-for-1 basis, with an exercise price of $7.50 per share, exercisable on the date of issuance with a term of 5 years. The Company does not plan to apply to list the Warrants on the NASDAQ Capital Market, any other national securities exchange or any other nationally recognized trading system.
On December 19, 2016, Todd Smith (“Smith”) filed a lawsuit against us in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by us to Smith for costs and damages arising from a breach of our obligations pursuant to a lease agreement between the parties. On April 7, 2017, we entered into a settlement agreement with Smith related to the early termination of our lease for our Omaha, Nebraska facility. The agreement included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.6 million to Smith in installments over a period of time. During the three and nine months ended September 30, 2017, the Company made payments totaling $0.4 million and a $0.2 million liability has been recorded and is reflected in accrued expenses at September 30, 2017.
On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against us. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. During the three and nine months ended September 30, 2017, the Company made payments totaling $0.1 million and a $0.2 million liability has been recorded and is reflected in accrued expenses at September 30, 2017.
We and Science Park Development Corporation (“SPDC”) entered into that certain Lease dated as of December 31, 2011, as modified by the First Amendment to Lease dated as of June 18, 2013, as further modified by a letter agreement dated as of February 2, 2015, as modified by the Second Amendment to Lease dated as of June 26, 2015 (the “ SPDC Lease”). In November 2016, SPDC alleged that we defaulted on our obligations under the SPDC Lease. Specifically, SPDC alleges that we failed to pay approximately $0.4 million in rental payments due under the SPDC Lease and that we vacated a portion of the leased premises in violation of the terms of the SPDC Lease. We and SPDC entered into a settlement agreement dated March 6, 2017, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.4 million to SPDC in installments over a period of time. This liability has been recorded and is reflected in accrued expenses at September 30, 2017. We and Science Park are currently in negotiations to restructure the settlement agreement.
CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. During the three and nine months ended September 30, 2017, the Company made payments of less than $0.1 million and a liability of approximately $0.2 million has been recorded and is reflected in accrued expenses at September 30, 2017.

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

On March 9, 2016, counsel for Edge BioSystems, Inc. (“EdgeBio”) sent a demand letter on behalf of EdgeBio to us in connection with the terms of that certain Asset Purchase Agreement dated September 8, 2015 (the “EdgeBio Agreement”). EdgeBio alleges, among other things, that certain customers of EdgeBio erroneously remitted payments to us, that such payments should have been paid to EdgeBio and that we failed to remit these funds to EdgeBio in violation of the terms of the EdgeBio Agreement. On September 13, 2016, we received a demand for payment letter from EdgeBio’s counsel alleging that the balance due to EdgeBio is approximately $0.1 million. On September 19, 2017 a summary of action from the Judicial District of New Haven, CT for a judgement of $113,000 was issued. A liability of approximately $0.1 million has been recorded and is reflected in accrued expenses at September 30, 2017 and we and EdgeBio are currently in discussions regarding settlement.
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

9. INCOME TAXES

The Company's transaction with Precipio Diagnostics, LLC constitutes a reverse acquisition under Treas. Reg.§˜1.1502-75(d)(3). Consequently, the Company's portion of the year, prior to the transaction will not be included in the current year’s US federal consolidated income tax return, but instead filed in a separate short period tax return.

Income tax expense for both the three months and nine months ended September 30, 2017 was zero as a result of recording a full valuation allowance against the deferred tax asset generated predominantly by net operating losses.

We had no material interest or penalties during fiscal 2017 or fiscal 2016, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

As a result of the merger, there was a change in ownership as defined in IRS § 382. Because of this change, use of a portion of the accumulated net operating losses and tax credit carryforwards will be eliminated and the remainder will be limited in future periods. Since the net deferred tax assets have a full valuation allowance recorded, any limitation generated from this calculation would not effect the current financial statements.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance.
In connection with the Merger, the Company effected a 1-for-30 reverse stock split of its common stock. This reverse stock split became effective on June 13, 2017 and, unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying unaudited condensed consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split. Additionally, as a result of the Merger, the Company has recapitalized its stock. All historical preferred stock, common stock, restricted units, warrants and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Merger exchange ratio. Pursuant to the Merger Agreement, each outstanding unit of Precipio Diagnostics was exchanged for 10.2502 pre-reverse stock split shares of the Company's common stock.
During 2017, restricted stock of zero and 59,563 shares were granted during the three and nine months ended September 30, 2017, none of which vested prior to the merger. Upon closing of the merger, all shares fully vested. During 2017, 64,593

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

shares were released to common stock. We recorded stock compensation expense of approximately $28,000 related to the restricted stock that vested during the nine months ended September 30, 2017.
On the Closing Date, Precipio Diagnostics received 7,356,170 shares of Precipio common stock from the conversion of preferred stock, senior and junior debt, bridge notes and warrants. Also, certain advisors of Precipio Diagnostics received 321,821 shares of Precipio common stock related to services performed in connection with the Merger. The fair value of these advisory shares was $2.2 million at the date of the Merger and is included as a merger advisory fee expense in the accompanying financial statements.
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
Upon the closing of the August 2017 Offering, the Company issued 359,999 shares of its common stock upon conversion of $900,000 of its New Bridge Notes (See Note 6 - Convertible Bridge Notes) and 1,735,419 shares of its common stock upon conversion of its Series A Senior stock (see below - Series A Senior Preferred Stock).
Also, during the three months ended September 30, 2017, the Company issued 943,600 shares of its common stock in connection with conversions of its Series B Preferred Stock (see below - Series B Preferred Stock).
Series A and Series B Preferred Stock.
Prior to the Merger and under Precipio Diagnostics, the Company had outstanding preferred units of 367,299 for Series A and 412,806 for Series B as of December 31, 2016. These units have been recapitalized and are included in preferred stock. On the Closing Date, the outstanding preferred units for Series A and Series B, along with the related accumulated dividends, were converted into common shares of the Company.
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
Three and Nine Months Ended September 30, 2017 and 2016

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

Upon the closing of the August 2017 Offering, all of the Company’s outstanding Series A Senior stock converted into an aggregate of 1,712,901 shares of the Company's common stock, at the existing conversion rate of one share of Common Stock for one share of Series A Senior stock (the “Conversion”). The Company also issued an aggregate of 22,518 shares of Series A Senior stock to these holders, which shares represented the Series A Preferred Payment (as defined in the Company’s Certificate of Designation of Series A Senior Convertible Preferred Stock) accrued through the date of Conversion and immediately converted into an aggregate of 22,518 shares of the Company's common stock in connection with the Conversion. The Company issued warrants (the “Series A Conversion Warrants”) to purchase an aggregate of 856,446 shares of Common Stock to these former holders of Series A Senior stock as consideration for the conversion of their shares of Series A Senior stock into shares of Common Stock. The Company treated this as an induced conversion of the Series A Senior stock.

At the date of the Conversion, the fair value of the Series A Conversion Warrants was approximately $1.4 million. The Company determined that the $1.4 million represented the excess fair value of all consideration transferred to the Series A Senior holders as compared to the fair value of the Series A Senior stock pursuant to its original conversion terms. The $1.4 million was recorded as a deemed dividend at the time of the Conversion.

The Series A Preferred Payment of 22,518 shares of Series A Senior stock had a fair value of approximately $84,000 at the time of issuance and was recorded as a deemed dividend on preferred shares.

At September 30, 2017, the Company had zero shares of Series A Senior outstanding.
Series B Preferred Stock.

On August 28, 2017, the Company completed the August 2017 Offering of 6,000 units consisting of one share of the Company’s Series B Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), which is convertible into 400 shares of common stock, par value $0.01 per share, at a conversion price of $2.50 per share, and one warrant to purchase up to 400 shares of common stock (the “August 2017 Offering Warrants”) at a combined public offering price of $1,000 per unit. The August 2017 Offering included the sale of 280,000 August 2017 Offering Warrants pursuant to the over-allotment option exercised by Aegis Capital Corp. (“Aegis”) for $0.01 per share or $2,800. The Offering was completed pursuant to the terms of an underwriting agreement dated as of August 22, 2017 (the “Underwriting Agreement”) between the Company and Aegis. The net proceeds

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

received by the Company from the sale of the units was approximately $5.0 million, after deducting underwriting discounts and estimated offering expenses, which have been recorded as stock issuance costs within additional paid in capital.

For purposes of recording this transaction, the gross proceeds of $6.0 million from the August 2017 Offering were allocated to the Series B Preferred Stock and the August 2017 Offering Warrants based on their relative fair values at the date of issuance. The portion allocated to the Series B Preferred stock was $3.1 million with the remaining $2.9 million allocated to the August 2017 Offering Warrants. As a result of the allocation of the proceeds, we determined that there was a beneficial conversion feature in connection with the issuance of the Series B Preferred Stock since the calculated effective conversion price was at a discount to the fair market value of the Company's common stock at issuance date. The Company recognized the full beneficial conversion feature in the amount of $2.3 million as a deemed dividend at time of issuance.

The conversion price of the Series B Preferred Stock contains a down round feature. As discussed in Note 2 of the accompanying unaudited condensed consolidated financial statements, the Company early adopted ASU 2017-11, which allowed the Company to treat the preferred stock as equity classified, despite the down round provision. The Company will recognize the effect of the down round feature when it is triggered. At that time, the effect would be treated as a deemed dividend and as a reduction of income available to common shareholders in our basic earnings per share calculation.

During the three and nine months ended September 30, 2017, 2,359 shares of Series B Preferred Stock were converted into 943,600 shares of our common stock.

At September 30, 2017, the Company had 3,641 shares of Series B Preferred Stock outstanding.
Common Stock Warrants.
Prior to the Merger, in connection with the line of credit with Connecticut Innovations, the Company issued warrants to purchase 8,542 Series A Preferred shares of the Company, which were classified as an equity warrant, at an exercise price of $2.93 per unit, subject to adjustments as defined in the warrant agreement. The warrants were valued at $6,000 at the date of the grant utilizing the Black-Sholes model (volatility 40%, expected life 7 years, and risk free rate .36%). The value of the warrants was treated as a debt discount. At the Merger date, the warrants were exercised and then converted into shares of Precipio common stock.
In connection with the Webster Bank agreement, the Company issued 7 years warrants to purchase 20,000 Series B Preferred shares of the Company. At the Merger date, Webster Bank declined to exercise their warrants and, per the terms of the warrant agreement, the warrants were retired.
In March 2016, the Company entered into a redemption and exchange agreement with certain member's relating to their 275,237 Preferred A Units and 208,087 Preferred B Units. Under the terms of the agreement, the unit holders would exchange their units in the Company for the issuance of debt. The aggregate purchase price per the agreement was the member's initial investment of $750,000 for Preferred A Units and $965,000 for Preferred B Units, along with a preferred return of 8%, recorded as a dividend in the amount of $432,716. In addition to the debt issued as consideration for the members' preferred units, the Company also issued common warrant units, which allows the holders to collectively purchase common units of the Company, representing approximately 60% of the Company at the time of exercise. At the time of issuance, this represented approximately 1,958,204 common units. The common warrant units had a $0.00 exercise price with a ten year expiration date. The common warrant units were classified as equity awards and the fair value upon issuance was calculated utilizing a discounted cash flow analysis to value the Company's equity and an option pricing method to allocate the value of the equity. The fair value of the warrants was determined directly utilizing the option pricing method as the exercise price was $0.00. The aggregate value of the common warrant units was $1,421,738, which was considered a deemed dividend. At the time of the Merger, these warrants were converted into 1,958,204 shares of Precipio common stock.
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
2017 New Bridge Warrants

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

During the nine months ended September 30, 2017, prior to the Merger, Transgenomic completed the sale of the 2017 Bridge Notes in the amount of $1.2 million and the issuance of the 2017 Bridge Warrants to acquire 40,000 shares of the Company's common stock at an exercise price of $15.00 per share, subject to anti-dilution protection. Aegis acted as placement agent for the bridge financing and received Aegis Warrants to acquire 5,600 shares of Transgenomic common stock at an exercise price of $15.00 per share. The Aegis Warrants are identical to the 2017 Bridge Warrants except that the Aegis Warrants do not have anti-dilution protection. (See Note 5 - Convertible Bridge Notes).
In connection with the Merger, the holders of the 2017 Bridge Notes, the 2017 Bridge Warrants and the Aegis Warrants agreed to exchange the 2017 Bridge Notes, the 2017 Bridge Warrants and the Aegis Warrants for 2017 New Bridge Notes and the 2017 New Bridge Warrants to acquire 45,600 shares of our common stock. (See Note 6 - Convertible Bridge Notes). The initial exercise price of the 2017 New Bridge Warrants was $7.50 (subject to adjustments). These warrants had a provision that if the Company completed a Qualified Offering (as defined in the 2017 New Bridge Warrants), the exercise price of the 2017 New Bridge Warrants would become the lower of (i) $7.50 or (ii) 110% of the per share offering price in the Qualified Offering, but in no event lower than $1.50 per share. As a result of the Series B Preferred Stock issued in the August 2017 Offering, the exercise price of the 2017 New Bridge Warrants was adjusted to $2.75 per share.
At issuance, the 2017 New Bridge Warrants had a fair value of $211,000 and were recorded as a debt discount to the related 2017 New Bridge Notes I, with the corresponding entry to additional paid in capital as the warrants were considered classified as equity in accordance with GAAP. At the time the exercise price was adjusted, due to the down round provision, the Company calculated the fair value of the down round provision on the warrants to be approximately $12,000 and recorded this as deemed dividend.
Side Warrants
In connection with the bridge financing and the assumption of certain obligations by an entity controlled by Mark Rimer (a director of the Company), the Company issued to that entity Side Warrants to purchase an aggregate of 91,429 shares of the Company's common stock at an exercise price of $7.00 per share (subject to adjustment), with a fair value of $487,000 at the date of issuance. The Side Warrants have a term of 5 years and are exercisable as to 22,857 shares of the Company's common stock upon grant and as to 68,572 shares of the Company's common stock upon the entity’s performance of the assumed obligations. All performance obligations have been met and the Company has recorded merger advisory expense of $73,000 and $487,000 related to the Side Warrants during the three and nine months ended September 30, 2017, respectively.
August 2017 Offering Warrants
In connection with the August 2017 Offering, the Company issued 2,680,000 warrants at an exercise price of $3.00, which contains a down round provision. The August 2017 Offering Warrants were exercisable immediately and expire 5 years from date of issuance. The terms of the August 2017 Offering Warrants prohibit a holder from exercising its August 2017 Offering Warrants if doing so would result in such holder (together with its affiliates) beneficially owning more than 4.99% of the Company’s outstanding shares of common stock after giving effect to such exercise, provided that, at the election of a holder and notice to the Company, such beneficial ownership limitation may be increased to 9.99% of the Company’s outstanding shares of common stock after giving effect to such exercise.
Representative Warrants
In accordance with the underwriting agreement for the August 2017 Offering, the underwriter purchased 60,000 warrants, with an exercise price of $3.125, for an aggregate price of $100. The Representative Warrants are exercisable beginning one year after the date of the prospectus for the August 2017 Offering and expiring on a date which is no more than five years from the date of the prospectus for the August 2017 Offering. The fair value of the warrants at date of issuance of approximately $113,000 was treated as a stock issuance cost and recorded as a reduction to additional paid in capital.
Series A Conversion Warrants
The Company issued Series A Conversion Warrants to purchase an aggregate of 856,446 shares of the Company's common stock at an exercise price of $10.00 per share, which have a term of 5 years. At the time of issuance, the Series A Conversion Warrants had a fair value of $1.4 million and, as discussed in the Series A Senior Preferred Stock section above, these were issued and recorded as deemed dividends.
Note Conversion Warrants

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

Upon the closing of the August 2017 Offering, $900,000 of the Company’s New Bridge Notes were converted into an aggregate of 359,999 shares of the Company's common stock and 359,999 Note Conversion Warrants. The Note Conversion Warrants have an exercise price of $3.00 per share and a five year term. The exercise price contains a down round provision. The conversion of the Company's New Bridge Notes was treated as an induced conversion and at the date of the conversion the Company recorded an expense of approximately $1.0 million which is included in loss on extinguishment of debt and induced conversion of convertible bridge notes in our unaudited condensed consolidated statements of operations (See Note 6 - Convertible Bridge Notes).
The following represents a summary of the warrants outstanding as of September 30, 2017:

	Issue Year	Expiration	Underlying Shares	Exercise Price
Warrants Assumed in Merger
(1)	2013	January 2018	23,055	$270.00
(2)	2014	April 2020	12,487	$120.00
(3)	2015	February 2020	23,826	$67.20
(4)	2015	December 2020	4,081	$49.80
(5)	2015	January 2021	38,733	$36.30
(6)	2016	January 2021	29,168	$36.30

Warrants
(7)	2017	June 2022	45,600	$2.75
(8)	2017	June 2022	91,429	$7.00
(9)	2017	August 2022	2,680,000	$3.00
(10)	2017	August 2022	60,000	$3.125
(11)	2017	August 2022	856,446	$10.00
(12)	2017	August 2022	359,999	$3.00
			4,224,824

(1)	These warrants were issued in connection with an offering which was completed in January 2013.

(2)	These warrants were issued in connection with a private placement which was completed in October 2014.

(3)	These warrants were issued in connection with an offering which was completed in February 2015.

(4)	These warrants were issued in connection with an offering which was completed in July 2015.

(5)	These warrants were originally issued in connection with an offering in July 2015, and were amended in connection with an offering which was completed in January 2016.

(6)	These warrants were issued in connection with an offering which was completed in January 2016.

(7)	These warrants were issued in connection with the Merger and are the 2017 New Bridge Warrants discussed above.

(8)	These warrants were issued in connection with the Merger and are the Side Warrants discussed above.

(9)	These warrants were issued in connection with the August 2017 Offering and are the August 2017 Offering Warrants discussed above.

(10)	These warrants were issued in connection with the August 2017 Offering and are the Representative Warrants discussed above.

(11)
These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering, and are the Series A Conversion Warrants discussed above.

(12)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed above.

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

11. FAIR VALUE

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

2016 Warrant Liability
The Company assumed the 2016 Warrant Liability in the Merger and it represents the fair value of Transgenomic warrants issued in January 2016, of which, 25,584 warrants remain outstanding as of September 30, 2017. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our condensed consolidated Statement of Operations.
The 2016 Warrant Liability is considered a Level 3 financial instrument and is valued using a binomial lattice simulation model. This method is well suited to valuing options with non-standard features. Assumptions and inputs used in the valuation of the common stock warrants include: our equity value, which was estimated using our stock price of $2.16 as of September 30, 2017; volatility of 137%; and a risk-free interest rate of 1.20%.
During the three and nine months ended September 30, 2017, the changes in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
For the Three Months Ended
September 30, 2017
Beginning balance at July 1	$618
Additions - liability assumed in the Merger	—
Total (gains) or losses:
Recognized in earnings	—
Balance at September 30	$618

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

Dollars in Thousands
For the Nine Months Ended
September 30, 2017
Beginning balance at January 1	$—
Additions - liability assumed in the Merger	615
Total (gains) or losses:
Recognized in earnings	3
Balance at September 30	$618

12. STOCK OPTIONS

Stock Options.

The Company's 2006 Equity Incentive Plan (the "2006 Plan") was terminated as to future awards on July 12, 2016. The Company's 2017 Stock Option and Incentive Plan (the "2017 Plan") was adopted by the Company's stockholders on June 5, 2017 and will expire on June 5, 2027. The following table summarizes stock option activity under our plans during the nine months ended September 30, 2017:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2017	24,600	$107.83
Granted	225,332	1.87
Forfeited	(13,044)	103.13
Outstanding at September 30, 2017	236,888	$7.30
Exercisable at September 30, 2017	10,284	$121.97

As of September 30, 2017, there were 236,590 options that were vested or expected to vest with an aggregate intrinsic value of approximately one hundred thousand with a remaining weighted average contractual life of 9.9 years. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2017 was $1.63.

During the three and nine months ended both September 30, 2017 and 2016, we recorded compensation expense for all stock awards of less than $0.1 million within operating expense. As of September 30, 2017, the unrecognized compensation expense related to unvested stock awards was $0.4 million, which is expected to be recognized over a weighted-average period of 3.8 years.

Stock Appreciation Rights (“SARs”)

As of September 30, 2017, zero SARs shares were outstanding. During the nine months ended September 30, 2017, the SARs liability decreased approximately $1,000 and at September 30, 2017, no liability was recorded in accrued expenses since there were no shares outstanding.

13. SUBSEQUENT EVENTS

Debt Settlement Agreements

On October 31, 2017, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”) with certain of its accounts payable vendors (the “Creditors”) pursuant to which the Creditors agreed to a reduction of approximately $5.0 million in currently due vendor liabilities. The Company and the Creditors agreed to restructure these liabilities into approximately $2.5 million in secured, long-term vendor obligations with payments beginning in July 2018 and continuing over 48 months. In connection with the settlement, the Company agreed to issue to certain of the Creditors warrants (the “Creditor Warrants”) to purchase approximately 86,000 shares of the Company’s common stock at an exercise price of $7.50 per share.

PRECIPIO, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three and Nine Months Ended September 30, 2017 and 2016

The Company also entered into a Security Agreement (the “Security Agreement”), dated October 31, 2017, with a collateral agent for the Creditors, pursuant to which the Company granted to the collateral agent, for the benefit of the Creditors, a security interest in certain property of the Company to secure its obligations under the Settlement Agreement.

The Creditor Warrants have a per share exercise price of $7.50, are exercisable on the date of issuance and will expire five years from the date of issuance.

Issuance of preferred stock and warrants

On November 2, 2017, the Company entered into a Placement Agency Agreement (the “Placement Agreement”) with Aegis Capital Corp. for the sale on a reasonable best efforts basis of 2,748 units, each consisting of one share of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), convertible into a number of shares of the Company’s common stock equal to $1,000 divided by $1.40 and warrants to purchase up to 1,962,857 shares of common stock with an exercise price of $1.63 per share (the “Warrants”) at a combined offering price of $1,000 per unit, in a registered direct offering (the “Series C Preferred Offering”). The Series C Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent dividends are also paid on the common stock). The securities comprising the units are immediately separable and were issued separately.

The gross proceeds to the Company from the sale of the Series C Preferred Stock and Warrants, before deducting the placement agent fee and other estimated offering expenses payable by the Company and assuming no exercise of the Warrants, were $2,748,000. The Company expects to use the net proceeds of the offering for general corporate purposes, including, but not limited to, growth of the Company’s sales force and business development team, progression of the Company’s product development and working capital. The offering closed on November 9, 2017.

The Series C Preferred Offering required the Company to adjust downward the exercise and conversion prices of various warrants and Series B Preferred Stock that were outstanding at the time of the closing of the Series C Preferred Offering due to the down round provisions contained in certain of the Company's warrants and Series B Preferred Stock.

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
The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the audited financial statements and notes thereto of Precipio Diagnostics for the year ended December 31, 2016 contained in our current report on Form 8-K/A, filed with the Securities and Exchange Commission (the

“SEC”) on July 31, 2017. Results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be attained in the future.

Merger

On June 29, 2017, or the Closing Date, the Company (then known as Transgenomic, Inc., or Transgenomic), completed a reverse merger, or the Merger, with Precipio Diagnostics, LLC, a privately held Delaware limited liability company, or Precipio Diagnostics, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, dated October 12, 2016, as amended on February 2, 2017 and June 29, 2017, by and among Transgenomic, Precipio Diagnostics and New Haven Labs Inc., or Merger Sub, a wholly-owned subsidiary of Transgenomic. Pursuant to the Merger Agreement, Merger Sub merged with and into Precipio Diagnostics, with Precipio Diagnostics surviving the Merger as a wholly-owned subsidiary of the merged company. In connection with the Merger, the Company changed its name from Transgenomic, Inc. to Precipio, Inc. and effected a 1-for-30 reverse stock split of its common stock. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics become the Company's historical financial statements. Accordingly, the historical financial statements of Precipio Diagnostics are included in the comparative prior periods.

Overview

Precipio, Inc., and Subsidiary, (“we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics company providing diagnostic products and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technology developed within academic institutions and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with the Yale School of Medicine to capture the expertise, experience and technologies developed within academia so that we can provide a better standard of cancer diagnostics and solve the growing problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which will focus on further development of ICE-COLD-PCR, or ICP, the patented technology which was exclusively licensed by us from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University. The research and development center will focus on the development of this technology, which we believe will enable us to commercialize other technologies developed by our current and future academic partners. Our platform connects patients, physicians and diagnostic experts residing within academic institutions. Launched in 2017, the platform facilitates the following relationships:

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

The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report. Results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be attained in the future.

Third Quarter 2017 Overview and Recent Highlights

During the third quarter of 2017, laboratory operations for Clinical Laboratory Improvement Amendments regulated commercial diagnostic testing were relocated and consolidated from the Omaha, Nebraska facility to New Haven, Connecticut. The initiative has enabled the Company to leverage its laboratory assets to accelerate commercialization of research and development products. The Company continued to work to integrate the finance organizations providing financial, billing, AP and accounting functions.

From a corporate governance perspective, we enhanced our board of directors by electing three experienced industry individuals. In addition, we also formulated our scientific advisory board, to create a strong scientific backbone to support the management team, and ensure that we continue product development.  We continue to build on our long standing relationships with Yale Medicine, Harvard, and Dana Farber. Collaboration with academia and biopharma remains an integral component of our strategy to access advanced genetic technology and diagnostic testing in the cancer marketplace for future growth.
During the three months ending September 30, 2017, we focused on expanding our product offering and market awareness for ICP-PCR. These efforts will continue through 2017 and beyond. In addition, significant resource was directed on communicating the broad technical synergies and product development capabilities created through the Merger. We signed our first multi-national distribution agreement with Clearbridge Health, a Singaporean-based healthcare company that will be providing Precipio’s services in numerous countries throughout Asia.

We have continued efforts to restructure our pre-merger debt obligations to manage expenses and cash flow obligations. On October 31, 2017, we entered into a Debt Settlement Agreement, or the Settlement Agreement, with certain of our accounts payable vendors, or the Creditors, pursuant to which the Creditors agreed to a reduction of approximately $5.0 million in currently due vendor liabilities. We and the Creditors agreed to restructure these liabilities into approximately $2.5 million in secured, long-term vendor obligations with payments beginning in July 2018 and continuing over 48 months. In connection with the settlement, we agreed to issue to certain of the Creditors warrants to purchase approximately 86,000 shares of our common stock at an exercise price of $7.50 per share.

We also entered into a Security Agreement, dated October 31, 2017, with a collateral agent for the Creditors, pursuant to which we granted to the collateral agent, for the benefit of the Creditors, a security interest in certain of our property to secure our obligations under the Settlement Agreement.

Uncertainties
We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. At September 30, 2017, we had cash and cash equivalents of approximately $0.4 million. Our ability to continue as a going concern is dependent upon a combination of generating additional revenue and raising necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended September 30, 2017 and 2016
Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Total Net Sales	$270	$365	$(95)	(26)%
Net sales decreased by $0.1 million, or 26%, during the three months ended September 30, 2017 as compared to the same period in 2016. The decrease is entirely due to the decrease in cases processed during the three months ended September 30, 2017 as compared to the same period in 2016. We processed 207 cases during the three months ended September 30, 2017 as compared to 269 cases during the same period in 2016, or a 23% decrease in cases. The decrease in volume is the result of turnover of key sales personnel.
Cost of Diagnostic Services. Cost of diagnostic services includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory. Cost of diagnostic services increased by $0.1 million, or 46%, for the three months ended September 30, 2017 as compared to the same period in 2016. The increase is due to increased professional fees involved with the processing of patient tests in the three months ended September 30, 2017.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2017	2016	2017	2016
Gross (Loss) Profit	$(77)	$134	(29)%	35%
Gross loss was a negative (29)% of total net sales, during the third quarter of 2017, compared to 35% of total net sales during the same quarter in 2016. The gross profit decreased by $0.2 million during the three months ended September 30, 2017 as compared to the same period in 2016 due to the decreased revenues discussed above and associated fixed costs to operate our laboratories.
Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation. Our operating expenses increased by $3.1 million to $3.6 million during the three months ended September 30, 2017 as compared to the same period in 2016. The increase in operating expenses reflects the increase in professional fees attributed to legal expenses related to the Merger and increased compensation and other costs associated with restructuring the organization resulting from the Merger. Additional increases in our general and administrative expenses resulted from increased amortization related to acquired intangibles from the Merger and expenses related to operating as a public company. The increase during the three months ended September 30, 2017 also included a $1.0 million impairment of goodwill charge resulting from interim impairment testing of goodwill during the current quarter. The interim impairment testing was triggered by the significant reduction in our market capitalization during the three months ended September 30, 2017.
Other Income (Expense). Other expense for the three months ended September 30, 2017 and 2016 includes interest expense of approximately $1.9 million and $0.2 million, respectively. The increase in interest expense is due to $1.8 million of debt discounts and debt issuance costs that were amortized to interest expense during the third quarter of 2017 as a result of the payment and conversion of all of our convertible bridge notes during the quarter.
Also included in other expense for the three months ended September 30, 2017 was $0.1 million of advisory fees related to the Merger.
Lastly, other expense included $1.3 million in losses on extinguishment of debt and induced conversion of convertible bridge notes related to the conversion and payment of our convertible bridge notes during the current quarter.
During the three months ended September 30, 2017, other income included $0.6 million in gains on settlements of certain vendor liabilities.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016
Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
Total Net Sales	$778	$1,407	$(629)	(45)%
Net sales decreased by $0.6 million, or 45%, for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease is entirely due to the decrease in cases processed during the nine months ended September 30, 2017 as compared to the same period in 2016. We processed 636 cases during the nine months ended September 30, 2017 as compared to 996 cases during the same period in 2016, or a 36% decrease in cases. The decrease in volume is the result of turnover of key sales personnel.
Cost of Diagnostic Services. Cost of diagnostic services includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory. Cost of diagnostic services increased by $0.1 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase is due to increased expenses to restructure and relocate the laboratory operations as a result of the Merger in 2017 and increased professional fees involved with the processing of patient tests during the nine months ended September 30, 2017.
Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2017	2016	2017	2016
Gross (Loss) Profit	$(35)	$697	(5)%	49%
Gross profit was a negative (5)% of total net sales, for the nine months ended September 30, 2017, compared to 49% of total net sales for the same period in 2016. The gross profit decreased by $0.7 million during the nine months ended September 30, 2017 as compared to the same period in 2016 and was due to the decreased revenues discussed above.
Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation. Our operating expenses increased by $3.4 million to $5.0 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in operating expenses reflects the increase in professional fees attributed to legal expenses related to the Merger and increased compensation and other costs associated with the increased headcount and additional facility resulting from the Merger. Additional increases in our general and administrative expenses resulted from increased amortization related to acquired intangibles from the Merger and expenses related to operating as a public company. The increase during the nine months ended September 30, 2017 also included a $1.0 million impairment of goodwill charge resulting from interim impairment testing of goodwill during the third quarter. The interim impairment testing was triggered by the significant reduction in our market capitalization during the three months ended September 30, 2017.
Other Income (Expense). Other expense for the nine months ended September 30, 2017 and 2016 includes interest expense of approximately $2.3 million and $0.4 million, respectively. The increase in interest expense in the current year is due to $1.9 million of debt discounts and debt issuance costs that were amortized to interest expense during 2017 related to our convertible bridge notes which were paid or converted to common stock during the third quarter.
Also included in other expense for the nine months ended September 30, 2017 was $2.7 million of advisory fees related to the Merger.
Lastly, other expense included $1.4 million in losses on extinguishment of debt and induced conversion of convertible bridge notes primarily related to the conversion and payment of our convertible bridge notes during the current quarter.
During the nine months ended September 30, 2017, other income included $0.6 million in gains on settlements of certain vendor liabilities.

Liquidity and Capital Resources
The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past several years. As of September 30, 2017, we had a net loss of $10.7 million and negative working capital of $12.6 million. Our ability to continue as a going concern is dependent upon a combination of achieving our business plan, including generating additional revenue, and raising additional financing to meet our debt obligations and paying liabilities arising from normal business operations when they come due.

To meet our current and future obligations we have taken the following steps to capitalize the business and successfully achieve our business plan:

•
On October 31, 2017, we entered into a Debt Settlement Agreement, or the Settlement Agreement, with certain of our accounts payable vendors, or the Creditors, pursuant to which the Creditors agreed to a reduction of approximately $5.0 million in currently due vendor liabilities. We and the Creditors agreed to restructure these liabilities into approximately $2.5 million in secured, long-term vendor obligations with payments beginning in July 2018 and continuing over 48 months.

•	On November 7, 2017, we completed our capital raise initiative issuing $2.8 million in units consisting of Series C Preferred shares and warrants to purchase shares of our common stock.

Our working capital positions at September 30, 2017 and December 31, 2016 were as follows:

	Dollars in Thousands
	September 30, 2017	December 31, 2016	Change
Current assets (including cash and cash equivalents of $381 and $51, respectively)	$1,112	$552	$560
Current liabilities	13,735	3,012	10,723
Working capital	$(12,623)	$(2,460)	$(10,163)

We completed the Merger on June 29, 2017 and in connection with the Merger we raised approximately $1.2 million in gross proceeds and during the third quarter we completed an underwritten public offering with net proceeds of approximately $5.0 million. These proceeds were used to fund our operating expenses and for payments on our debt and other liabilities. At September 30, 2017, we had cash on hand of $0.4 million. To execute our strategic plan, on November 9, 2017 we raised additional funds from the sale of our Series C Preferred Stock and warrants to purchase our common stock. Net proceeds from this offering were approximately $2.4 million. Also, on October 31, 2017, we entered into the Settlement Agreement with the Creditors pursuant to which the Creditors agreed to a reduction of approximately $5.0 million in currently due vendor liabilities. We and the Creditors agreed to restructure these liabilities into approximately $2.5 million in secured, long-term vendor obligations with payments beginning in July 2018 and continuing over 48 months.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve our initiatives summarized above in order to continue as a going concern. The accompanying financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern as a result of the outcome of this uncertainty.

Analysis of Cash Flows - Nine Months Ended September 30, 2017 and 2016
Net Change in Cash and Cash Equivalents. Cash and cash equivalents increased by $0.3 million during the nine months ended September 30, 2017, compared to a decrease of $0.2 million during the nine months ended September 30, 2016.
Cash Flows Used in Operating Activities. The cash flows used in operating activities of $4.5 million during the nine months ended September 30, 2017 included a net loss of $10.7 million, a decrease in accrued expenses and other liabilities of $1.1 million and an increase in accounts receivable of $0.1 million. These were partially offset by an increase in accounts payable of $0.5 million and non-cash adjustments of $5.9 million. The cash flows used in operating activities in the first nine months of 2016 included the net loss of $1.3 million and an increase in accounts receivable of $0.3 million. These were partially offset by an increase in accounts payable, accrued expenses and other liabilities of $0.5 million and non-cash adjustments of $0.5 million.
Cash Flows Provided by Investing Activities. Cash flows provided by investing activities were $0.1 million and zero for the nine months ended September 30, 2017 and 2016, respectively. The $0.1 million for the nine months ended September 30, 2017 was cash acquired as part of the merger transaction.
Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $4.7 million for the nine months ended September 30, 2017, which included proceeds of $0.3 million from the issuance of senior notes, $1.4 million from the issuance of convertible notes and $5.4 million from the issuance of preferred stock. These proceeds were partially offset by payments on our long-term debt of $0.8 million, payments on our convertible bridge notes of $1.5 million, and payments of capital lease obligations and deferred financing costs of $0.1 million. Cash flows provided by financing activities during the nine months ended September 30, 2016 included proceeds of $0.6 million from the issuance of convertible notes and other debt partially offset by $0.1 million of payments on our debt, capital lease obligations and for deferred financing costs.

Off-Balance Sheet Arrangements
At each of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

We have entered into certain operating leases and purchase commitments as part of our normal course of business. See the accompanying unaudited condensed consolidated financial statements and Note 8 - “Contingencies” in the Notes to unaudited condensed consolidated financial statements for additional information regarding our contractual obligations and commitments

Critical Accounting Policies and Estimates

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Our management recognizes that neither our disclosure controls and procedures nor our internal controls over financial reporting will prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at a reasonable assurance level.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2017, the following deficiencies, that were noted in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, continue to be material weaknesses:

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

While implementation of the remediation actions are in process, it will take time for such actions to be fully integrated and confirmed to be effective and sustainable. Until such time, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See the accompanying unaudited condensed consolidated financial statements and Note 8 - “Contingencies” in the Notes to unaudited condensed consolidated financial statements for additional information regarding legal proceedings.

Item 1A.	Risk Factors

There are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated in our Quarterly Report for the quarter ended June 30, 2017 and this Quarterly Report, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. As of September 30, 2017 and December 31, 2016, we have an accumulated total deficit of approximately $21.5 million and $10.8 million, respectively. For the nine months ended September 30, 2017 and the fiscal year ended December 31, 2016, we had a net loss and comprehensive loss attributable to common stockholders of approximately $19.8 million and $4.1 million, respectively. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

Because of the numerous risks and uncertainties associated with further development and commercialization of our diagnostic technology and any future tests, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our securities. An investor in our securities must carefully consider the substantial challenges, risks and uncertainties inherent in the development and commercialization of tests in the medical diagnostic industry. We may never successfully commercialize our diagnostic technology or any future tests, and our business may fail.

We will need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of September 30, 2017, our cash balance was $0.4 million and our working capital was approximately negative $12.6 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We will need to obtain stockholder approval of the shares issued and issuable in our November 2017 registered direct offering before we can raise additional capital.

Our Series C Certificate of Designation prohibits us from issuing any shares of common stock or securities convertible or exercisable into common stock at a price per share below the then effective conversion price of our Series C Preferred Stock, subject to certain exceptions, or entering into any agreement or making any public announcement with respect to such a dilutive issuance, until we have filed a proxy statement under Section 14(a) of the Exchange Act or information statement pursuant to Section 14(c) of the Exchange Act with the SEC and obtained approval of our November 2017 registered direct offering from our stockholders, or the Stockholder Approval, including approval of issuances in excess of the maximum number of shares issuable under the rules and regulations of the Nasdaq Capital Market. In addition, pursuant to the placement agency agreement for our November 2017 registered direct offering, or the November Offering, we have agreed, until the later of (i) 90 days after the closing date of the November Offering, and (ii) the date on which Stockholder Approval has been obtained, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or securities convertible or exercisable into common stock, subject to certain exceptions; provided that the foregoing restriction under the placement agency agreement will lapse at such time as each holder of Series C Preferred Stock owns less than 20% of the number of shares of Series C Preferred Stock originally purchased in the November Offering and less than 20% of the warrants (based on the number of shares underlying the warrants) originally purchased in the November Offering. If we are not able to obtain Stockholder Approval or a waiver of the foregoing restriction under the placement agency agreement, we will not be able to raise additional capital and we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates or restrict or cease our operations.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

Based on our evaluation of internal control over financial reporting, we have identified the following deficiencies that we believe to be material weaknesses: (i) our lack of expertise necessary to validate the proper accounting and valuation for the complex technical accounting treatment of complex debt and equity instruments and (ii) our controls as related to revenue recognition resulting from the fact we do not have contracts with certain payors and do not have proper controls over the estimates for doubtful accounts and contractual allowances.

We have initiated remedial measures, but if our remedial measures are insufficient to address the material weaknesses, or if the material weaknesses are not remediated within the time period we currently anticipate, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be materially adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None other than the sales previously disclosed in our Current reports on Form 8-K filed on April 17, 2017, June 27, 2017 and June 20, 2017.

Item 6.	Exhibits

(a)	Exhibits

1.1
Underwriting Agreement, dated August 22, 2017, by and among the Company and the underwriters party thereto (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on August 23, 2017).

3.1	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 31, 2017).
4.1	Form of Offering Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 23, 2017).
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 23, 2017).
4.3	Form of Conversion Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on August 23, 2017).

31.1	Certification of Ilan Danieli, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Carl Iberger, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Ilan Danieli, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of Carl Iberger, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECIPIO, INC.

Date:	November 20, 2017	By:	/S/ ILAN DANIELI
Ilan Danieli Chief Executive Officer (Principal Executive Officer)

Date:	November 20, 2017	By:	/S/ CARL IBERGER
Carl Iberger Chief Financial Officer (Principal Financial Officer)