Form 10-K
period 2017-12-31
Precipio, Inc.
filed 2018-04-13
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001-36439

PRECIPIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1789357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Science Park, New Haven, CT	06511
(Address of principal executive offices)	(Zip Code)

(203) 787-7888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second quarter was approximately $49.6 million.

As of March 31, 2018, the number of shares of common stock outstanding was 19,668,572.

PRECIPIO, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2017

PART I.

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

The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2017 are not necessarily indicative of results that may be attained in the future.

Item 1. Our Business

Business Description

Precipio, Inc., and Subsidiary, (“we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics company providing diagnostic products and services to the oncology market. We have developed a platform designed to eradicate misdiagnoses by harnessing the intellect, expertise and technology developed within academic institutions and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with the Yale School of Medicine to capture the expertise, experience and technologies developed within academia so that we can provide a better standard of cancer diagnostics and solve the problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which will focus on the further development of ICE-COLD-PCR, or ICP, the patented technology described further below, which was exclusively licensed by us from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University. The research and development center will focus on the development of this technology, which we believe will enable us to commercialize other technologies developed by our current and future academic partners. Our platform connects patients, physicians and diagnostic experts residing within academic institutions. Launched in 2017, the platform facilitates the following relationships:

•	Patients: patients may search for physicians in their area and consult directly with academic experts that are on the platform. Patients may also have access to new academic discoveries as they become commercially available.

•	Physicians: able to connect with academic experts to seek consultations on behalf of their patients and provide consultations for patients in their area seeking medical expertise in that physician’s relevant specialty. Physicians will also have access to new diagnostic solutions to help improve diagnostic accuracy.

•	Academic Experts: able to make themselves available for patients or physicians seeking access to their expertise. Additionally, these experts have a platform available to commercialize their research discoveries.

We intend to continue updating our platform to allow for patient-to-patient communications and allow individuals to share stories and provide support for one another, to allow physicians to consult with their peers to discuss and share challenges and solutions, and to allow academic experts to interact with others in academia on the platform to discuss their research and cross-collaborate.

ICP was developed at Harvard University and is licensed exclusively by us from Dana-Farber. This technology enables the detection of genetic mutations in liquid biopsies such as blood samples. The field of liquid biopsies is a rapidly growing market aimed at overcoming the challenge of obtaining genetic information related to disease progression and changes from sources other than a tumor biopsy.

Gene sequencing is performed on tissue biopsies taken surgically from the tumor site in order to identify potential therapies that will be more effective in treating the patient. Surgical procedures involving tissue biopsies have several limitations including:

•	Cost: surgical procedures are usually performed in a costly hospital environment, which typically involves hospitalization and recovery time. For example, according to a recent study, the mean cost of lung biopsies is greater than $14,000.

•	Surgical access: various tumor sites are not always accessible (e.g. brain tumors), in which cases no biopsy is available for diagnosis.

•	Risk: patient health may not permit undergoing an invasive surgery; therefore a biopsy cannot be obtained at all.

•	Time: the process of scheduling and coordinating a surgical procedure often takes time, delaying the start of patient treatment.
4

Additionally, there are several tumor-related limitations that provide a challenge to obtaining such genetic information from a tumor, such as:

•	Heterogeneous nature: a tissue sample from one area of the tumor may not properly represent the tumor’s entire genetic composition; thus, the diagnostic results from a tumor may be incomplete or non-representative.

•	Metastases: in order to accurately test a patient with a metastatic disease, an individual biopsy sample should ideally be taken from each individual site (if known and accessible). These biopsies are very difficult to obtain, therefore physicians often rely on biopsies taken only from the primary tumor site.

The advent of technologies enabling liquid biopsies as an alternative to tumor biopsy and analysis are based on the fact that tumors (both primary and metastatic) shed cells and fragments of DNA into the blood stream. These blood samples are called “liquid biopsies” that contain circulating tumor DNA, or ctDNA, which hold the same genetic information found in the tumor(s), which is the target of genetic analyses. However, since the quantity of tumor DNA is very small in proportion to the “normal” (or “healthy”) DNA within the blood stream, there is a need to identify and separate the tumor DNA from the normal DNA.

ICP is an enrichment technology that enables the laboratory to focus its analysis on the tumor DNA by enriching, and thereby “multiplying” the presence of tumor DNA, while maintaining normal DNA levels. Once the enrichment process has been completed, laboratory genetic testing equipment is able to identify genetic abnormalities presented in the ctDNA and an analysis can be conducted at a higher level of sensitivity to enable the detection of genetic abnormalities. The ICP technology is encapsulated into a chemical that is provided in the form of a kit and sold to other laboratories who wish to conduct these tests in-house. The chemical within the kit is added to the specimen preparation process, enriching the sample for the tumor DNA so that the analysis will detect those genetic abnormalities.

Industry Problem

There is currently a significant problem with unpublicized rates of misdiagnosis across numerous disease states (particularly in cancer) due to an inefficient and commoditized industry. We believe that the diagnostic industry focuses primarily on competitive pricing and test turnaround times at the expense of quality and accuracy. Increasingly complex disease states are met with eroding specialization rather than increased expertise. According to a study conducted by the National Coalition of Health, this results in an industry with cancer misdiagnosis rates up to 28%, which is failing to meet the needs of physicians, patients and the healthcare system as a whole. New technologies offer improved accuracy; however, many are either inaccessible or are not economically practical for clinical use. Despite much publicity of the industry transitioning from fee-per-service to value-based payments, this transition has not yet occurred in diagnostics. When a patient is misdiagnosed, physicians end up administrating incorrect treatments, often creating adverse effects rather than improving outcomes. Insurance Providers, Medicare and Medicaid waste valuable dollars on the application of incorrect treatments and can incur substantial downstream costs. Most importantly however, patients pay the ultimate price of misdiagnosis with increased morbidity and mortality. According to a report by Pinnacle Health, the estimated cost of misdiagnosis within the healthcare system is $5 billion annually. We believe that the academic path of specialization produces the critical expertise necessary to correctly diagnose disease and that academic institutions have an unlocked potential to address this problem. Our solution is to create an exclusive platform that harnesses academic expertise and proprietary technologies to deliver the highest standard of diagnostic accuracy and patient care. Physicians, hospitals, payers and, most importantly, patients all benefit from more accurate diagnostics.

Market

As a services and technology commercialization company, we currently participate in two segments within the U.S. domestic oncology diagnostics market. The first is the clinical pathology services market, which is estimated to be a $22 billion annual market and growing at an average 8% compound annual growth rate. The second segment is the liquid biopsy reagents/kits market. According to the Piper Jaffray report from September 2015, the domestic oncology liquid biopsy market estimate is over $28 billion per year and includes screening, therapy selection, treatment monitoring and recurrence. The current market size for colon, lung and melanoma is 428,000 new cases per year and over 2.5 million people living with cancer, creating a potential market opportunity of $8.2 billion. We believe additional opportunities exist in clinical trials searching for low cost and high quality solutions for patient selection and treatment monitoring.

Our Solution

Our Platform

Our platform is designed to provide physicians and their patients access to necessary academic expertise and technology in order to better provide diagnoses. To our knowledge, we are the only company focused on addressing the issue of diagnostic accuracy with an innovative, robust and scalable business model by:

•	Providing physicians and their patients access to world-class academic experts and technologies.
•	Leveraging the largest network of academic experts by adding numerous leading academic institutions to our platform.
•	Allowing payers to benefit from quality-based outcomes to their patients and increase the likelihood of cost savings.
•	Enabling cross-collaboration between physicians and academic institutions to advance research and discovery.

Our exclusive agreement with the Department of Pathology at Yale University, or the Pathology Services Agreement, is part of a unique platform that to our knowledge is not offered by other commercial laboratories. Our customers are oncologists who biopsy their patients in order to confirm or rule out the presence of cancer. After our customers send the samples to us, we conduct all the technical tests at our New Haven facility. We then transmit the test results to the pathologists at Yale who have access to our laboratory information system from their respective offices, enabling them to review and render their diagnostic interpretation of the test results for reporting. In partnership with Yale, we have developed a proprietary algorithm that is applied to each sample submitted to us for testing, resulting in our ability to render a more precise and accurate diagnosis. The final results are prepared by Yale pathologists and integrated into the final report by us, and are then delivered electronically through our portal to the referring clinician. The patient’s insurance is billed for the services; we are paid for the technical work done at our laboratory; and Yale pathologists are paid by us for their diagnostic interpretation.

In March 2017, we renewed the Pathology Services Agreement for an additional five-year term, effective as of June 2016, through June 2021. Under the Pathology Services Agreement, the Yale Department of Pathology may not provide the hematopathology services to any other commercial entity that is our competitor. The Pathology Services Agreement allows for termination by either party (i) for uncured breach by the other party, (ii) if either party has its respective license suspended or revoked, (iii) if the insurance coverage of either party is canceled or modified, (iv) if we fail to maintain or meet the requirements of Medicare conditions of participation, or (v) if we declare bankruptcy. The Pathology Services Agreement also provides that if the performance by either party (i) jeopardizes the licensure or accreditation of Yale or any Yale physician, (ii) jeopardizes either party’s participation in Medicare, Medicaid or other federal, state or commercial reimbursement programs, (iii) violates any statute, ordinance or otherwise is deemed illegal, (iv) is deemed unethical by any recognized body, agency or association in the medical or laboratory fields, or (v) causes a substantial threat to Yale’s tax-exempt status, then either party may initiate negotiations to amend the Pathology Services Agreement and the Agreement will terminate if a mutually agreed amendment is not executed by the parties within 30 days.

ICE-COLD-PCR

ICP technology was developed at Dana-Farber and is licensed by us. ICP is a unique, proprietary, patented specimen enrichment technology that increases the sensitivity of molecular based tests from approximately 90-95% to 99.99%. Traditional molecular testing is done on tumor biopsies. These tests are typically conducted at disease onset, when the patient undergoes a biopsy. In the typical course of treatment, a patient is rarely re-biopsied, and therefore, genetic information is based solely on the initial biopsy. Tumors are known to shed cells into the patient’s blood stream where they circulate alongside normal cells; however, existing testing methodologies are not sufficiently sensitive to differentiate between tumor and normal cells. The increased sensitivity provided by ICP allows for testing of genetic mutations that occur within tumors to be conducted on peripheral blood samples, termed liquid biopsies. This technical capability enables physicians to test for genetic mutations through a simple blood test rather than an invasive biopsy extracted from the actual tumor. The results of such tests can be used for diagnosis, prognosis and therapeutic decisions. The technology is encapsulated within a chemical (reagent) used during the specimen preparation process, which enriches (amplifies) the tumor DNA detected within the blood sample while suppressing the normal DNA. In addition to offering this technology as a clinical service, we are developing panels that will be sold as reagent kits to other laboratories to enable this testing in their facilities, thereby improving their test sensitivity and more accurate diagnoses via liquid biopsies. The business model of selling reagents to other laboratories expands the reach and impact of our technology while eliminating the reimbursement risks from running the tests in-house.

We license the ICP technology from Dana-Farber through a license agreement, (the “License Agreement”). The License Agreement grants us an exclusive license to the ICP technology, subject to a non-exclusive license granted to the U.S. government, in the areas of mutation detection using Sanger (di-deoxy) sequencing and mitochondrial DNA analysis for all research, diagnostic, prognostic and therapeutic uses in humans, animals, viruses, bacteria, fungi, plants or fossilized material. The License Agreement also grants us a non-exclusive license in the areas of mutation detection using DHPLC, surveyor-endonuclease-based mutation detection and second generation sequencing techniques. We paid Dana-Farber an initial license fee and are required to make milestone payments with respect to the first five licensed products or services we develop using the licensed technology, as well as royalties ranging from high single to low double digits on net sales of licensed products and services for sales made by us and sales made to any distributors. The License Agreement remains in effect until we cease to sell licensed products or services under said agreement. Dana-Farber has the right to immediately terminate the License Agreement if (i) we cease to carry on our business with respect to licensed products and services, (ii) we fail to make any payments under the License Agreement (subject to a cure period), (iii) we fail to comply with due diligence obligations under the License Agreement (subject to a cure period), (iv) we default in our obligations to procure and maintain insurance as required by the License Agreement, (v) any of our officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products under the License Agreement, (vi) we materially breach any provision of the License Agreement (subject to a cure period), or (vii) we or Dana-Farber become insolvent. We may terminate the License Agreement for convenience upon 180 days’ prior written notice.

Reimbursement

As cancer is more likely to be developed later in life, the largest insurance provider is Medicare, which constitutes approximately 50% of our patients’ cases. Non-Medicare patients are typically insured by private insurance companies who provide patient coverage and pay for patients’ health-related costs. These private insurance companies will often adjust their rates according to the insurance rates annually published by the Center for Medicare and Medicaid Services, or CMS. We, and other providers, typically bill according to the codes relevant to the tests we conduct.

Our Products

Our initial product offering consists of clinical diagnostic services harnessing the expertise of the Yale School of Medicine and the commercialization and application of ICP. Our clinical diagnostic services focus on the diagnosis of different hematopoietic or blood-related cancers and the delivery of an accurate diagnosis to oncologists, with demonstrated superior results through an exclusive partnership with Yale. We intend to enter into additional partnerships with premiere academic institutions during 2018 that will further broaden and strengthen our academic expert network. Our cutting-edge liquid biopsy technology, ICP, enables detection of abnormalities in blood samples down to as low as .01%. Our customers are oncologists, hospitals, reference laboratories, and pharma and biotech companies. This low-cost technology enables our customers to conduct tests in-house using existing mutation detection platforms. We believe we are the only current and economically viable option for liquid biopsy applications and plan to cross-market technologies (such as ICP) and other services on our platform.

We built and obtained CLIA certification to operate our New Haven laboratory. The laboratory is approximately 3,000 square feet and has several sub-departments such as flow cytometry, immune-histochemistry, cytogenetics, and molecular testing. The laboratory is currently operated by five lab technicians and is supervised by a laboratory manager and a medical director. Our laboratory is inspected every two years by a Connecticut state-appointed inspector, and once approved, we are issued a CLIA-certificate. Furthermore, the laboratory supervisor and medical director must conduct a self-inspection every two years (rotating with the state inspection) and must submit those results to the state department of health. Current active laboratory certifications can be found on http://www.precipiodx.com/accreditations.html

The laboratory operations are governed by Standard Operating Procedure manuals, or SOPs, which detail each aspect of the laboratory environment including the work flow, quality control, maintenance, and safety. These SOPs are reviewed and approved annually and signed off by the laboratory manager and medical director.

Our Strategy

Our objective is to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technology developed within academic institutions and to deliver quality diagnostic information to physicians and their patients worldwide. To achieve this objective, our strategy is to focus our efforts on the following areas:

•	Clinical pathology services – we intend to continue building our platform by increasing the number of academic experts available on our platform and partnering with other academic institutions, allowing us to expand our portfolio of services to cover additional types of cancer.

•	Ice-Cold PCR – we believe we can commercialize and develop new applications for our ICP technology, including:

o	Developing specific application panels for patient monitoring for treatment resistance and disease recurrence;
o	Building focused diagnostic and screening panels for initial disease identification;
7

o	Leveraging our platform customers to generate demand for repeat, localized, in-house liquid biopsy testing; and
o	Applying ICP technology to other markets, such as pre-natal and companion diagnostics.

•	New product pipeline through outsourced research and development – we plan on utilizing our partnerships with academic institutions to gain access to newly-developed technologies. We also believe there is an opportunity to partner with biotechnology companies to introduce their products into the U.S. market through our platform.

•	Academic partnerships – we intend to leverage the intellectual expertise and technologies developed within academic institutions. We believe we have validated this model through our partnership with the Yale School of Medicine and are currently in the process of adding new academic partners.

Competition

Our principal competition in clinical pathology services comes largely from two groups. The first group consists of companies that specialize in oncology and offer directly competing services to our diagnostic services. These companies provide a high level of service focused on oncology and offer their services to oncologists and pathology departments within hospitals. Competitors in this group include Genoptix, GenPath Diagnostics and Miraca Life Sciences. The second group consists of large commercial companies that offer a wide variety of laboratory tests ranging from simple chemistry tests to complex genetic testing. Competitors in this group include LabCorp and Quest Diagnostics. We believe that companies in this industry primarily compete on price and rapid delivery of results. We have chosen to focus on the increased quality and accuracy of the results we provide. Within the liquid biopsy market, our competitors include Guardant Health and Trovagene, Inc.

Competitive Advantage

We capitalize on the intellectual expertise and technologies developed by experts within academic institutions. While several industry papers report a case misdiagnosis rate as high as 28%, we believe that leveraging academic expertise can significantly reduce this rate. In an initial data set of over 100 clinical cases received and processed by us and with a diagnosis rendered by Yale pathologists, we believe less than 1% have resulted in misdiagnosis. The diagnostic report provided by us was then requested by a patient or the patient’s physician for a second opinion to be conducted by another laboratory. In these instances, less than 1% were in disagreement with our report’s original diagnosis. Though less than 5% of all cancer patients are treated in academic centers that benefit from this specialized expertise, the majority of patients are diagnosed by commercial reference laboratories. These commercial laboratories and diagnostic companies have broad access to and serve over 95% of all cancer patients; however, their lack of specialized expertise results in significantly higher misdiagnosis rates. Academic institutions also invest heavily in the development of new technologies, most of which is used internally and does not benefit outside or commercial lab patients. Our platform provides all patients with access to these innovative technologies developed by Yale and any other academic institutions we engage with in the future.

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to our payors, vendors and referral sources. While our management believes we are in compliance with all of the existing laws and regulations applicable to us, such laws and regulations are subject to rapid change and often are uncertain in their application and enforcement. Further, to the extent we engage in new business initiatives, we must continue to evaluate whether new laws and regulations are applicable to us. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any enforcement actions would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and consolidated financial statements.

Among the various federal and state laws and regulations that may govern or impact our current and planned operations are the following:

Medicare and Medicaid Reimbursement

Many of the services that we provide are reimbursed by Medicare and state Medicaid programs and are therefore subject to extensive government regulation.

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older, some disabled persons, and persons with end-stage renal disease and persons with Lou Gehrig’s disease. Medicaid programs are jointly funded by the federal and state governments and are administered by states under approved plans.

Medicaid provides medical benefits to eligible people with limited income and resources and people with disabilities, among others. Although the federal government establishes general guidelines for the Medicaid program, each state sets its own guidelines regarding eligibility and covered services. Some individuals, known as “dual eligibles”, may be eligible for benefits under both Medicare and a state Medicaid program. Reimbursement under the Medicare and Medicaid programs is contingent on the satisfaction of numerous rules and regulations, including those requiring certification and/or licensure. Congress often enacts legislation that affects the reimbursement rates under government healthcare programs.

Approximately 36% of our revenue for the year ended December 31, 2017 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected.

Healthcare Reform

In recent years, federal and state governments have considered and enacted policy changes designed to reform the healthcare industry. The most prominent of these healthcare reform efforts, the Affordable Care Act, has resulted in sweeping changes to the U.S. system for the delivery and financing of health care. As currently structured, the Affordable Care Act increases the number of persons covered under government programs and private insurance; furnishes economic incentives for measurable improvements in health care quality outcomes; promotes a more integrated health care delivery system and the creation of new health care delivery.

Employees

As of December 31, 2017, Precipio employed thirty-one (31) people on a full-time basis and two (2) people on a part-time basis. Of the total, five (5) were in Executive Management, thirteen (13) were in laboratory operations, three (3) were in Sales and Marketing, two (2) were in Customer Service and Support, five (5) were in Research & Development, four (4) were in Accounting, Finance and Reimbursement and one (1) was in Management Information Services.

Research and Development Expenses

For the years ended December 31, 2017 and 2016, we recorded $0.5 million and $0.0 million, respectively, of research and development expenses. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Compliance with Environmental Laws

We believe we are in compliance with current environmental protection requirements that apply to us or our business. Costs attributable to environmental compliance are not currently material.

Our internet address is www.precipiodx.com. We attempt to have a variety of information available for customers, development partners and investors. Our goal is to maintain the Investor Relations website as a portal through which investors can easily navigate to find pertinent information about us, including:

•	Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”);
•	Information on our business strategies, financial results, and key performance indicators;
•	Press releases on quarterly earnings, product and service announcements, legal developments, and international news.

Merger Transaction

On June 29, 2017, Precipio (then known as “Transgenomic, Inc.”, or “Transgenomic”), completed a reverse merger (the “Merger”) with Precipio Diagnostics, LLC, a privately held Delaware limited liability company (“Precipio Diagnostics”) in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 12, 2016, as amended on February 2, 2017 and June 29, 2017, by and among Transgenomic, Precipio Diagnostics and New Haven Labs Inc. (“Merger Sub”) a wholly-owned subsidiary of Transgenomic. Pursuant to the Merger Agreement, Merger Sub merged with and into Precipio Diagnostics, with Precipio Diagnostics surviving the Merger as a wholly-owned subsidiary of the combined company (See Note 3 - Reverse Merger). In connection with the Merger, we changed our name from Transgenomic, Inc. to Precipio, Inc., relisted our common stock under Precipio, Inc. on the National Association of Securities Dealers Automated Quotations (“NASDAQ”), and effected a 1-for-30 reverse stock split of our common stock. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics become the Precipio’s historical financial statements. Accordingly, the historical financial statements of Precipio Diagnostics are included in the comparative prior periods. As a result of the Merger, historical preferred stock, common stock, restricted units, warrants and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Merger exchange ratio. Pursuant to the Merger Agreement, each outstanding unit of Precipio Diagnostics was exchanged for 10.2502 pre-reverse stock split shares of Company Common Stock.

Item 1A. Risk Factors

The following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, should be considered carefully. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations, and could cause the market price of our common stock to fluctuate or decline.

Risks Related to Our Business and Strategy

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. For the year ended December 31, 2017, we had a net loss of $20.7 million, negative working capital of $8.3 million and net cash used in operating activities of $6.7 million. We are not current in making payments to all lenders and vendors. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2017, we had cash of less than $0.5 million and our working capital was approximately negative $8.3 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms. Due to the timing of the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, we will not be eligible to file a new Form S-3 registration statement until September 1, 2018. Our existing Form S-3 registration statement expired in February 2018. This may have an adverse impact on our ability to raise additional capital.

We have incurred losses since our inception and expect to incur losses for the foreseeable future.

We have historically operated at a loss and have not consistently generated sufficient cash from operating activities to cover our operating and other cash expenses. We have been able to historically finance our operating losses through borrowings or from the issuance of additional equity. For the year ended December 31, 2017, we had a net loss of $20.7 million, negative working capital of $8.3 million and net cash used in operating activities of $6.7 million. Our ability to continue as a going concern is dependent upon a combination of completing our planned development of the ICP technology, generating additional revenue, improving cash collections, and, if needed, raising additional necessary financing to meet our obligations and pay our liabilities arising from normal business operations as they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

We are continuing to integrate legacy internal controls over financial reporting into our financial reporting framework.

Such changes have resulted, and may continue to result in changes in our internal control over financial reporting results that materially affect our internal control over financial reporting.  We continue to integrate the business processes and information systems in effect prior to the reverse merger, including internal controls.  If we cannot provide reliable financial reports or detect and prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reporting financial information, and the trading price of our common stock could drop significantly.

We have been, and may continue to be, subject to costly litigation.

We have been, and may continue to be, subject to legal proceedings. Due to the nature of our business, we may be subject to a variety of regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. Such litigation has been, and in the future could be, costly, time-consuming and distracting to management, result in a diversion of resources and could materially adversely affect our business, financial condition and operating results.

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

The medical diagnostic industry is intensely competitive and characterized by rapid technological progress. We face significant competition from competitors ranging in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may allow them to be more effective in deploying related PCR technology in the genetic diagnostic industry. Our closest competitors fall largely into two groups, consisting of companies that specialize in oncology and offer directly competing services to our diagnostic services, offering their services to oncologists and pathology departments within hospitals, as well as large commercial companies that offer a wide variety of laboratory tests that range from simple chemistry tests to complex genetic testing. The technologies associated with the molecular diagnostics industry are evolving rapidly and there is intense competition within such industry. Certain molecular diagnostics companies have established technologies that may be competitive to our product candidates and any future tests that we develop. Some of these tests may use different approaches or means to obtain diagnostic results, which could be more effective or less expensive than our tests for similar indications. Moreover, these and other future competitors have or may have considerably greater resources than we do in terms of technology, sales, marketing, commercialization and capital resources. These competitors may have substantial advantages over us in terms of research and development expertise, experience in clinical studies, experience in regulatory issues, brand name exposure and expertise in sales and marketing as well as in operating central laboratory services. Many of these organizations have financial, marketing and human resources greater than ours; therefore, there can be no assurance that we can successfully compete with present or potential competitors or that such competition will not have a materially adverse effect on our business, financial position or results of operations.

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

We depend upon a limited number of key personnel, and if we are not able to retain them or recruit additional qualified personnel, the commercialization of our product candidates and any future tests that we develop could be delayed or negatively impacted.

Our success is largely dependent upon the continued contributions of our officers and employees. Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. In order to pursue our test development and commercialization strategies, we will need to attract and hire additional personnel with specialized experience in a number of disciplines, including assay development, laboratory and clinical operations, sales and marketing, billing and reimbursement. There is intense competition for personnel in the fields in which we operate. If we are unable to attract new employees and retain existing employees, the development and commercialization of our product candidates and any future tests could be delayed or negatively impacted. If any of them becomes unable or unwilling to continue in their respective positions, and we are unable to find suitable replacements, our business and financial results could be materially negatively affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 31 full-time employees as of December 31, 2017. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of diagnostic technology. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

If we are unable to further grow our internal sales, marketing and distribution capabilities, we may pursue collaborative arrangements regarding the sales and marketing of our product candidates or future products, however, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, they may not have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

We may not realize the anticipated benefits of our merger with Precipio Diagnostics.

In June 2017, we completed our merger with Transgenomic. Integrating the operations of the businesses of Transgenomic successfully or otherwise realizing any of the anticipated benefits of the merger with Precipio, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our common stock may decline as a result.

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

Cybersecurity risks could compromise our information and expose us to liability, which may harm our ability to operate effectively and may cause our business and reputation to suffer.

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential information about our patients, customers and personnel, such as names, addresses and other individually identifiable information protected by HIPAA and other privacy laws. Cyber-attacks are increasingly more common, including in the health care industry. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes.

We have not experienced any known attacks on our information technology systems that compromised any confidential information. We maintain our information technology systems with safeguard protection against cyber-attacks including passive intrusion protection, firewalls and virus detection software. However, these safeguards do not ensure that a significant cyber-attack could not occur. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks.

Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. If personal information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential personal information. In addition, a security breach of our information systems could damage our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition and results of operations.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.

Under U.S. federal income tax law, a corporation’s ability to utilize its net operating losses, or NOLs, to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year generally is increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year. On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act, or the TCJ Act, was enacted in the United States. Certain provisions of the TCJ Act impact the ability to utilize NOLs generated in 2018 and forward; any limitation to our annual use of NOLs could require us to pay a greater amount of U.S. federal (and in some cases, state) income taxes, which could reduce our after-tax income from operations for future taxable years and adversely impact our financial condition.

Reimbursement and Regulatory Risks Relating to Our Business

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

Our laboratories require ongoing CLIA certification.

The Clinical Laboratory Improvement Amendments of 1988, or CLIA, extended federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. The CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories must also undergo proficiency testing and are subject to inspections.

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

The Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations protect the privacy and security of certain patient health information and establish standards for electronic health care transactions in the United States. These privacy regulations establish federal standards regarding the uses and disclosures of protected health information. Our laboratories are subject to HIPAA and its associated regulations. If we fail to comply with these laws and regulations we could suffer civil and criminal penalties, fines, exclusion from participation in governmental health care programs and the loss of various licenses, certificates and authorizations necessary to operate our patient testing business. We could also incur liabilities from third party claims.

Our failure to comply with any applicable government laws and regulations or otherwise respond to claims relating to improper handling, storage or disposal of hazardous chemicals that we use may adversely affect our results of operations.

Our research and development [and manufacturing] activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state, local and international laws and regulations governing the use, storage, handling and disposal of hazardous materials and waste products. If we fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. We cannot be certain that accidental contamination or injury will not occur. Any such accident could damage our research and manufacturing facilities and operations, resulting in delays and increased costs.

We may become subject to the Anti-Kickback Statute, Stark Law, False Claims Act, Civil Monetary Penalties Law and may be subject to analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.

There are several federal laws addressing fraud and abuse that apply to businesses that receive reimbursement from a federal health care program. There are also a number of similar state laws covering fraud and abuse with respect to, for example, private payors, self-pay and insurance. Currently, we receive a substantial percentage of our revenue from private payors and from Medicare. Accordingly, our business is subject to federal fraud and abuse laws, such as the Anti-Kickback Statute, the Stark Law, the False Claims Act, the Civil Monetary Penalties Law and other similar laws. Moreover, we are already subject to similar state laws. We believe we have operated, and intend to continue to operate, our business in compliance with these laws. However, these laws are subject to modification and changes in interpretation, and are enforced by authorities vested with broad discretion. Federal and state enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. We continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to restructure our affected operations to maintain compliance with applicable law. There can be no assurances that any such restructuring will be possible or, if possible, would not have a material adverse effect on our results of operations, financial position, or cash flows.

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

Intellectual Property Risks Related to Our Business

We cannot be certain that measures taken to protect our intellectual property will be effective.

We rely upon trade secrets, copyright and trademark laws, non-disclosure agreements and other contractual confidentiality provisions to protect our confidential and proprietary information that we are not seeking patent protection for various reasons. Such measures, however, may not provide adequate protection for our trade secrets or other proprietary information. If such measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced.

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling some of our products.

We have entered into license agreements with third parties for certain licensed technologies that are, or may become, relevant to the products we market, or plan to market, including our license agreement with Dana-Farber Cancer Institute, Inc., pursuant to which we license our ICE-COLD-PCR technology. In addition, we may in the future elect to license third party intellectual property to further our business objectives and/or as needed for freedom to operate for our products. We do not and will not own the patents, patent applications or other intellectual property rights that are the subject of these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents, patent applications and other intellectual property rights are or will be subject to the continuation of and compliance with the terms of those licenses.

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

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.

There has been, and continues to be, a limited public market for our common stock, and an active trading market for our common stock has not and may never develop or, if developed, be sustained. The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

These factors include:

•	actual or anticipated fluctuations in our financial condition and operating results:

•	actual or anticipated changes in our growth rate relative to our competitors;
•	competition from existing products or new products that may emerge;
•	announcements by us, our academic institution partners, or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public and the revision of any financial estimates and projections that we provide to the public;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions, transitions or departures of key management or scientific personnel;
•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	changes to reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;
•	announcement or expectation of additional debt or equity financing efforts;
•	sales of our common stock by us, our insiders, or our other stockholders; and
•	general economic and market conditions

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

The price of our stock may be vulnerable to manipulation.

We believe our common stock has been the subject of significant short selling by certain market participants. Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement.

Because our unrestricted public float has been small relative to other issuers, previous short selling efforts have impacted, and may in the future continue to impact, the value of our stock in an extreme and volatile manner to our detriment and the detriment of our shareholders. Efforts by certain market participants to manipulate the price of our common stock for their personal financial gain may cause our stockholders to lose a portion of their investment, may make it more difficult for us to raise equity capital when needed without significantly diluting existing stockholders, and may reduce demand from new investors to purchase shares of our stock.

If we cannot continue to satisfy Nasdaq listing maintenance requirements and other rules, our securities may be delisted, which could negatively impact the price of our securities.

Although our common stock is listed on the Nasdaq Capital Market, we may be unable to continue to satisfy the listing maintenance requirements and rules. If we are unable to satisfy The Nasdaq Stock Market, or Nasdaq, criteria for maintaining our listing, our securities could be subject to delisting.

On March 26, 2018, we received a letter from Nasdaq notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. As a result, we were notified by Nasdaq that we are not in compliance with the Bid Price Rule. Nasdaq has provided u with 180 calendar days, or until September 24, 2018, to regain compliance with the Bid Price Rule.

To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If our common stock does not regain compliance with the Bid Price Rule during this grace period, we will be eligible for an additional grace period of 180 calendar days provided that we satisfy Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for listing on The Nasdaq Capital Market, other than the minimum bid price requirement, and provide written notice to Nasdaq of our intention to cure the delinquency during the second grace period. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting.

We are presently evaluating various courses of action to regain compliance with the Bid Price Rule. However, there can be no assurance that we will be able to regain compliance.

If Nasdaq delists our securities, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading;

•	activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to Nasdaq rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

As a public company, we incur significant legal, accounting, and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, and Nasdaq. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations, and as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate, and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting, which we may be required to include in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act, and could harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. If we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results, and the price of our common stock could decline.

We are required to comply with certain of the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment needs to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting or if we are unable to complete our evaluation, testing, and any required remediation in a timely fashion, we will be unable to assert that our internal control over financial reporting is effective.

These developments could make it more difficult for us to retain qualified members of our Board of Directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future.  Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock.  We expect that any income received from operations will be devoted to our future operations and growth.  We do not expect to pay cash dividends on our common stock in the near future.  Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.  Investors in our common stock should not rely on an investment in our company if they require dividend income.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if they issue other unfavorable commentary or cease publishing reports about us or our business:

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 7,630 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under a lease expiring in December 2021. We also lease approximately 5,300 square feet of laboratory space in Omaha, Nebraska, which we occupy under a lease expiring in May 2022. We believe that these facilities are adequate to meet our current and planned needs. We believe that if additional space is needed in the future, we could find alternate space at competitive market rates as needed.

Item 3. Legal Proceedings

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirement, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers.

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

The Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.

On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against Transgenomic in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. A $0.4 million liability was recorded and is reflected in accrued expenses at December 31, 2016. We and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a mutual general release of claims, and our agreement to pay $0.4 million to UNMC in installments over a period of time. On September 8, 2017, we and UNMC entered into a First Amendment to the Settlement Agreement with quarterly payments in the amount of $25,000 due commencing on September 15, 2017 and ending on June 15, 2020 and a final payment of $100,000 due on or before September 15, 2020. We made settlement payments totaling of $50,000 during 2017 and a $0.3 million liability has been recorded and is reflected in accounts payable at December 31, 2017.

On April 13, 2016, Fox Chase Cancer Center (“Fox Chase”) filed a lawsuit against us in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania Civil Trial Division (the “Court of Common Pleas”), alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment, fraudulent conversion and conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement Transgenomic entered into with Fox Chase in August 2000, as amended (the “License Agreement”), as well as the assignment of certain of Transgenomic's rights under the License Agreement to Integrated DNA Technologies, Inc. (“IDT”) pursuant to the Surveyor Kit Patent, Technology and Inventory Purchase Agreement Transgenomic entered into with IDT effective as of July 1, 2014 (the “IDT Agreement”). Pursuant to the terms of the IDT Agreement, Transgenomic agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. On July 8, 2016, the Court of Common Pleas sustained Transgenomic’s preliminary objections to several of Fox Chase’s claims and dismissed the claims for tortious interference, fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case was narrowed so that only certain contract claims and an unjust enrichment claim remained pending against Transgenomic.

During June 2017, prior to the Merger, Transgenomic entered into a settlement agreement with Fox Chase (the “Agreement”) to pay $175,000 in three installments.  In August 2017 we made two payments, each in the amount of $60,000 and on October 3, 2017, we made a third and final payment in the amount of $55,000. The three payments total $175,000 which resolved all outstanding claims in the litigation brought in April 2016 by Fox Chase against Transgenomic in the Court of Common Pleas of Philadelphia County (the “Action”). As of April 13, 2018, the case remains pending with the Court as Fox Chase has not caused the Action to be formally dismissed with prejudice as it is obligated per the agreement. Also, on July 13, 2017 we entered into an agreement with its co-Defendant, IDT, regarding our indemnity obligations to IDT for legal fees and expenses incurred in the Action pursuant to the terms of the IDT Agreement in the amount of $139,000. During 2017, we made total payments to IDT in the amount of $139,000 satisfying the agreement. As of December 31, 2017 there are no outstanding amounts owed by us and we have no liabilities recorded within the accompanying consolidated balance sheets related to this matter.

On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. Effective as of October 31, 2017, we and Mount Sinai agreed to enter into a new settlement agreement to restructure these liabilities into a secured, long-term debt obligation of $0.5 million which includes accrued interest at 10% with monthly principal and interest payments of $9,472 beginning in July 2018 and continuing over 48 months and to issue warrants in the amount of 24,900 shares, that are exercisable for shares of our common stock, on a 1-for-1 basis, with an exercise price of $7.50 per share, exercisable on the date of issuance with a term of 5 years. We do not plan to apply to list the warrants on the NASDAQ Capital Market, any other national securities exchange or any other nationally recognized trading system. A $0.5 million liability has been recorded and is reflected in long-term debt at December 31, 2017.

On December 19, 2016, Todd Smith (“Smith”) filed a lawsuit against us in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by us to Smith for costs and damages arising from a breach of our obligations pursuant to a lease agreement between the parties. On April 7, 2017, we entered into a settlement agreement with Smith related to the early termination of our lease for a facility in Omaha, Nebraska. The agreement included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.6 million to Smith in installments through October 2018. During the year ended December 31, 2017, we made payments totaling $0.4 million and a $0.2 million liability has been recorded and is reflected in accounts payable at December 31, 2017.

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against the Company. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. During the year ended December 31, 2017, we made payments totaling $0.1 million and a $0.2 million liability has been recorded and is reflected in accounts payable at December 31, 2017.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. During the year ended December 31, 2017, we made payments of less than $0.1 million and a liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable at December 31, 2017.

On March 9, 2016, counsel for Edge BioSystems, Inc. (“EdgeBio”) sent a demand letter on behalf of EdgeBio to us in connection with the terms of an Asset Purchase Agreement dated September 8, 2015 (the “EdgeBio Agreement”). EdgeBio alleges, among other things, that certain customers of EdgeBio erroneously remitted payments to us, that such payments should have been paid to EdgeBio and that we failed to remit these funds to EdgeBio in violation of the terms of the EdgeBio Agreement. On September 13, 2016, we received a demand for payment letter from EdgeBio’s counsel alleging that the balance due to EdgeBio is approximately $0.1 million. On September 19, 2017 a summary of action from the Judicial District of New Haven, CT for a judgement of $113,000 was issued. We and Edge-Bio reached an agreement on payment and we paid $63,000 on December 21, 2017 with another $63,000 due within 180 days from the initial payment. A liability of approximately $0.1 million has been recorded and is reflected in accounts payable at December 31, 2017.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereafter.  Although we intend to defend the lawsuit, there can be no assurance regarding the ultimate outcome of this case. Given the uncertainty of litigation, the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.

On February 20, 2018, Crede Capital Group LLC (“Crede”) filed a lawsuit against us in the Supreme Court of the State of New York for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Crede. Crede claims that we breached a Securities Purchase Agreement and Warrant that Crede entered into in connection with an investment in Transgenomic and that pursuant to those agreements, we owed Crede the sum of $2,205,008. In addition to the aforementioned sum, Crede also demanded that we pay an additional sum of $3,737.32 per day between the date of the summons and the date that judgment is entered, plus interest. As previously disclosed by us, Crede had sent us a letter claiming that we owed Crede $1.8 million. On March 12, 2018, we entered into a settlement agreement with Crede pursuant to which we agreed to pay Crede a total sum of $1.925 million over a period of 16 months payable in cash, or at the Company’s discretion in stock, in accordance with terms contained in the settlement agreement. In accordance with the terms of the settlement agreement and in addition to the agreement to pay, we have also executed and delivered to Crede an affidavit of confession of judgment. Liabilities totaling approximately $1.9 million have been recorded with $1.1 million reflected in other current liabilities and $0.8 million reflected in common stock warrant liability at December 31, 2017. On March 19, 2018 we made the first scheduled payment of $175,000 to Crede.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $49,000. We are currently in discussions with Bio-Rad to reach payment conditions. A liability of less than $0.1 million has been recorded in accounts payable at December 31, 2017.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Since June 30, 2017, the trading date following the consummation of the Merger, our common stock has traded on the Nasdaq Capital Market under the symbol “PRPO.”

Prior to the Merger, our common stock was traded on the Nasdaq Capital Market under the symbol “TBIO.” Our common stock was suspended from trading on the Nasdaq Capital Market on February 17, 2017 and on February 22, 2017, our shares began trading on the OTCQB exchange under the ticker “TBIO” and remained on the QTCQB exchange until the date of the Merger. In connection with the merger, our common stock commenced trading on the Nasdaq Capital Market under the symbol “PRPO.”

The following table sets forth the high and low closing prices for our common stock during each of the quarters of 2017 and 2016. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The per share prices reflect a 1-for-30 reverse stock split effected on June 13, 2017.

	High	Low
Quarter Ended March 31, 2018
First Quarter	$1.30	$0.48
Year Ended December 31, 2017
First Quarter	$33.60	$7.80
Second Quarter	$16.86	$4.90
Third Quarter	$20.10	$1.80
Fourth Quarter	$2.23	$1.08
Year Ended December 31, 2016
First Quarter	$32.41	$16.20
Second Quarter	$21.92	$15.00
Third Quarter	$17.36	$8.37
Fourth Quarter	$11.04	$4.75

Performance Graph.    We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Holders.    At March 31, 2018, there were 19,668,572 shares of our common stock outstanding and approximately 81 holders of record.

Dividends.   No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates. Investors in our common stock should not rely on an investment in our company if they require dividend income.

Issuer Purchases of Equity Securities.   We made no purchases of our common stock during the year ended December 31, 2017. Therefore, tabular disclosure is not presented.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, business strategy, industry conditions, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, expected financial and other benefits from our organizational restructuring activities, actions of governments and regulatory factors affecting our business, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative versions of these terms and other similar expressions.

You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Merger

On June 29, 2017, or the “Closing Date”, the Company (then known as Transgenomic, Inc., or Transgenomic), completed a reverse merger, or the Merger, with Precipio Diagnostics, LLC, a privately held Delaware limited liability company, or Precipio Diagnostics, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, dated October 12, 2016, as amended on February 2, 2017 and June 29, 2017, by and among Transgenomic, Precipio Diagnostics and New Haven Labs Inc., or Merger Sub, a wholly-owned subsidiary of Transgenomic. Pursuant to the Merger Agreement, Merger Sub merged with and into Precipio Diagnostics, with Precipio Diagnostics surviving the Merger as a wholly-owned subsidiary of the merged company. In connection with the Merger, the Company changed its name from Transgenomic, Inc. to Precipio, Inc. and effected a 1-for-30 reverse stock split of its common stock. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics become the Company's historical financial statements. Accordingly, the historical financial statements of Precipio Diagnostics are included in the comparative prior periods.

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

The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2017 are not necessarily indicative of results that may be attained in the future.

Recent Developments

During the first quarter of 2018, we continued to further demonstrate the power of our value proposition. In a study conducted with Yale, preliminary results showed a 4-fold superiority in arriving at accurate diagnostic results, compared with the diagnoses conducted by outside pathology laboratories. Additionally, we partnered with the molecular laboratory at the University of Pennsylvania to conduct a parallel study to demonstrate the efficacy of IV-Cell, a proprietary reagent developed and patented by Precipio.

As part of our ongoing work to further develop our product line, we launched several new products and product-improvements related to our proprietary liquid biopsy technology, ICE-COLD PCR (ICP). Among them, we launched our first lung cancer treatment resistance panel, both as a kit, and in our laboratory. Additionally, we integrated a unique technology called High-Resolution Melt (HRM) into our ICP kits, enabling a quick and cost-effective screen for the presence of mutations. HRM-enabled ICP kits further improve ICP’s value proposition by both rapidly improving the potential turnaround time for testing results, as well as substantially reducing the costs of testing.

These efforts drove further expansion on the commercial side of the business. During the first quarter we established distribution partnerships with key local players in the Japanese, Brazilian, and Indian markets. We believe these markets provide a tremendous opportunity for Precipio to expand into the international markets where many patients pay out-of-pocket for their healthcare costs, thus rendering an effective, low-cost technology for the monitoring of the tumor genetics. Additionally, we hired an experienced VP of Sales to lead the domestic pathology sales team, and over the next several quarters we plan to double our sales force to expand into other regions in the US.

From a corporate and financial perspective, this quarter saw us settle our final outstanding creditor claims that carried over from the Transgenomic merger in mid-2017. We settled our claims with Crede Capital, which joins other creditors who will be receiving payments over time, to enable us to manage cash outlays while growing our business.

On March 26, 2018, we received written notice (or the Notice) from The Nasdaq Stock Market LLC (or the Nasdaq) indicating that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The Notice has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Capital Market under the symbol “PRPO” at this time.  In accordance with Nasdaq Listing rules, we have a period of 180 calendar days, or until September 24, 2018 to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.   (See Note 15 - Subsequent Events for additional information.)

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of December 31, 2017, the Company had a net loss of $20.7 million, negative working capital of $8.3 million and net cash used in operating activities of $6.7 million. The Company’s ability to continue as a going concern is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•	On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with the Connecticut Department of Economic and Community Development by which the Company received a grant of $100,000 and a loan of $300,000 with a payment term of ten years.

•	On February 8, 2018 the Company entered into an equity purchase agreement for the purchase of up to $8,000,000 of shares of the Company’s common stock from time to time, at the Company’s option. The initial sale of 721,153 shares of the Company’s common stock resulted in net proceeds to the Company of approximately $709,000.
•	On February 20, 2018 Crede Capital Group LLC (“Crede”) filed a lawsuit against the Company claiming that the Company owed Crede $2.2 million. On March 12, 2018, the Company settled with Crede for approximately $1.9 million and the settlement allows the Company to pay the $1.9 million over a sixteen month payment plan concluding in May 2019.
•	On March 21, 2018, the Company entered into an agreement with investors of Series B and Series C Preferred shares and warrants to convert their respective holdings into shares of the Company’s common stock. Pursuant to the agreement, to incent such investors, the Company agreed to a conversion price for such preferred stock and an exercise price of $0.75 per share of common stock for such warrants and each investor agreed to convert its outstanding shares and exercise certain amounts of warrants. As a result of this initiative the Company has substantially restructured its equity structure, eliminating all but 47 shares of preferred stock and has removed a significant impediment for the Company to grow its business, and as necessary, continue to raise capital with more attractive terms. As of April 13, 2018, these transactions have resulted in net cash proceeds to the Company of $0.2 million.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Twelve Months Ended
	December 31,		Change
	2017	2016	$	%
Service revenue, net	$1,392	$1,723	$(331)	(19%)
Clinical research grants	278	—	278	—
Other	53	—	53	—
Net Sales	1,723	1,723	—	—

Net sales were flat for the year ended December 31, 2017 as compared to the same period in 2016. As a result of the Merger, clinical research grants and other revenue increased by approximately $0.3 million in 2017 as compared to 2016. Clinical research grants are federal or state grants awarded to us to fund salaries, fringe benefits, and the purchase of supplies and equipment for specific research and development projects. This increase was off-set by a decrease in net service revenue. Net service revenue decreased as a result of a decrease in patient diagnostic service revenue due to a decrease in cases processed during the year ended December 31, 2017 as compared to the same period in 2016. We processed 788 cases during the year ended December 31, 2017 as compared to 1,221 cases during the same period in 2016, or a 35% decrease in cases. The decrease in volume is the result of turnover of key sales personnel. The decrease in patient diagnostic service revenues was partially off-set by an increase in contract diagnostic service revenue resulting from the Merger.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales increased by $0.4 million for the year ended December 31, 2017 as compared to the same period in 2016. The increase is due to increased expenses as a result of the Merger in 2017 and increased professional fees involved with the processing of patient tests during the year ended December 31, 2017.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Twelve Months Ended
	December 31,		Margin %
	2017	2016	2017	2016
Gross Profit	$292	$753	17%	44%

Gross margin was 17% of total net sales, for the year ended December 31, 2017, compared to 44% of total net sales for the same period in 2016. The gross profit decreased by $0.5 million during the year ended December 31, 2017 as compared to the same period in 2016 and was due to the increased cost of diagnostic services discussed above.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $13.3 million to $15.8 million for the year ended December 31, 2017 as compared to the same period in 2016. The increase in operating expenses reflects the increase in professional fees attributed to legal expenses related to the Merger and increased compensation and other costs associated with the increased headcount and additional facility resulting from the Merger. Additional increases in our general and administrative expenses resulted from increased amortization related to acquired intangibles from the Merger and expenses related to operating as a public company which did not exist in 2016. The increase during the year ended December 31, 2017 also included a $9.3 million impairment of goodwill charge resulting from impairment testing of goodwill during 2017.

Other Income (Expense). Other expense for the year ended December 31, 2017 and 2016 includes interest expense of approximately $2.3 million and $0.5 million, respectively. The increase in interest expense in the current year is due to $1.9 million of debt discounts and debt issuance costs that were amortized to interest expense during 2017 related to our convertible bridge notes which were paid or converted to common stock during the third quarter.

Also included in other income (expense) for the year ended December 31, 2017 are the following items, each of which had no related income or expense for the year ended December 31, 2016:

•	Expense of $0.2 million associated with the change in fair value of the common stock warrant liability,

•	Expense of $1.4 million in losses on extinguishment of debt and induced conversion of convertible bridge notes primarily related to the conversion and payment of our convertible bridge notes during the third quarter 2017,

•	Income of $2.1 million in net gain on settlement and restructuring of liability which includes $0.9 million in gains on settlements of certain vendor liabilities and a gain of $1.2 million from troubled debt restructurings,

•	Expense of $0.6 million which resulted from recording a loss on settlement of equity instruments, and

•	Expense of $2.7 million for advisory fees related to the Merger.

Liquidity and Capital Resources

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past several years. For the year ended December 31, 2017, we had a net loss of $20.7 million and negative working capital of $8.3 million. Our ability to continue as a going concern is dependent upon a combination of achieving our business plan, including generating additional revenue, and raising additional financing to meet our debt obligations and paying liabilities arising from normal business operations when they come due.

To meet our current and future obligations we have taken the following steps to capitalize the business and successfully achieve our business plan:

•	On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with the Connecticut Department of Economic and Community Development by which the Company received a grant of $100,000 and a loan of $300,000 with a payment term of ten years.
•	On February 8, 2018 the Company entered into an equity purchase agreement for the purchase of up to $8,000,000 of shares of the Company’s common stock from time to time, at the Company’s option. The initial sale of 721,153 shares of the Company’s common stock resulted in net proceeds to the Company of approximately $709,000.

•	On March 12, 2018, the Company settled an outstanding liability of approximately $1.9 million with Crede Capital Group LLC (“Crede”). The settlement allows the Company to pay the $1.9 million over an agreed to sixteen month payment plan concluding in May 2019.
•	On March 21, 2018, the Company entered into an agreement with investors of Series B and Series C Preferred shares and warrants to convert their respective holdings into shares of the Company’s common stock. Pursuant to the agreement, to incent such investors, the Company agreed to a conversion price for such preferred stock and an exercise price of $0.75 per share of common stock for such warrants and each investor agreed to convert its outstanding shares and exercise certain amounts of warrants. As a result of this initiative the Company has substantially restructured its equity structure, eliminating all but 47 shares of preferred stock and has removed a significant impediment for the Company to grow its business, and as necessary, continue to raise capital with more attractive terms. As of April 13, 2018, these transactions have resulted in net cash proceeds to the Company of $0.2 million.

Our working capital positions at December 31, 2017 and 2016 were as follows:

	Dollars in Thousands
	2017	2016	Change
Current assets (including cash of $421 and $51, respectively)	$1,742	$552	$1,190
Current liabilities	10,036	3,012	7,024
Working capital	$(8,294)	$(2,460)	$(5,834)

We completed the Merger on June 29, 2017 and in connection with the Merger we raised approximately $1.2 million in gross proceeds. During the third quarter we completed an underwritten public offering with net proceeds of approximately $5.0 million and during the fourth quarter we raised additional funds from the sale of our Series C Preferred Stock and warrants to purchase our common stock. Net proceeds from this offering were approximately $2.4 million. These proceeds were used to fund our operating expenses and for payments on our debt and other liabilities. Also, during the fourth quarter of 2017, we entered into Settlement Agreements with certain Creditors pursuant to which we reduced our liabilities by $1.2 million, we restructured the payment schedule of approximately $3.2 million in liabilities so that they will be paid over a forty-eight month period with equal monthly installments beginning in July 2018, and we reached agreements whereby $1.9 million of liabilities will be canceled in February 2018 in exchange for 1,814,754 shares of the Company’s common stock.

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

Analysis of Cash Flows - Years Ended December 31, 2017 and 2016

Net Change in Cash. Cash increased by $0.4 million during the year ended December 30, 2017, compared to a decrease of $0.2 million during the year ended December 31, 2016.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of $6.7 million during the year ended December 31, 2017 included a net loss of $20.7 million, a decrease in accounts payable and accrued expenses and other liabilities of $0.5 million, an increase in accounts receivable of $0.5 million and an increase in other assets of $0.1 million. These were partially offset non-cash adjustments of $15.1 million. The cash flows used in operating activities in the year ended December 31, 2016 included the net loss of $2.2 million and an increase in accounts receivable of $0.3 million. These were partially offset by an increase in accounts payable, accrued expenses and other liabilities of $1.0 million and non-cash adjustments of $0.6 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were less than $0.1 million and zero for the years ended December 31, 2017 and 2016, respectively. The cash used of less than $0.1 million for the year ended December 31, 2017 included purchases of property and equipment of $0.1 million partially offset by cash acquired as part of the Merger.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $7.1 million for the year ended December 31, 2017, which included proceeds of $0.3 million from the issuance of senior notes, approximately $1.3 million from the issuance of convertible notes, less than $0.1 million from the exercise of warrants and $7.8 million from the issuance of preferred stock. These proceeds were partially offset by payments on our long-term debt of $0.8 million, payments on our convertible bridge notes of $1.5 million, and payments of capital lease obligations and deferred financing costs of $0.1 million. Cash flows provided by financing activities during the year ended December 31, 2016 included proceeds of $1.0 million from the issuance of convertible notes and other debt partially offset by $0.2 million of payments on our debt, capital lease obligations and for deferred financing costs.

Off-Balance Sheet Arrangements

At each of December 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

At December 31, 2017, our contractual obligations and other commitments were as follows:

	2018	2019	2020	2021	2022	Total
Long term debt(1)	$587	$809	$808	$808	$404	$3,416
Interest(1)	10	7	3	1	—	21
Capital lease obligations(2)	50	53	33	23	4	163
Operating lease obligations(3)	195	198	203	208	13	817
Purchase obligations(4)	209	208	138	99	10	664
	$1,051	$1,275	$1,185	$1,139	$431	$5,081

(1) See Note 6 - "Long-Term Debt" to our accompanying consolidated financial statements.

(2) See Note 9 - "Commitments and Contingencies" to our accompanying consolidated financial statements.

(3) These amounts represent non-cancellable operating leases for operating facilities

(4) These amounts represent purchase commitments, including all open purchase orders

We have entered into certain operating leases and purchase commitments as part of our normal course of business. See the accompanying consolidated financial statements and Note 9 - “Commitments and Contingencies” in the Notes to consolidated financial statements for additional information regarding our contractual obligations and commitments.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are more fully described in Note 2 of the notes to Consolidated Financial Statements. Certain accounting estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management and can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. The Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company’s critical accounting policies and estimates:

Revenue Recognition

Revenues for the year ended December 31, 2017 are comprised of service revenues from diagnostic testing; clinical research grants from state and federal research programs; and other revenues from the Company’s ICP technology and bio-pharma projects encompassing genetic diagnostics.

Service revenues are comprised of patient diagnostic services for cancer as well as contract diagnostic services for pharmacogenomics trials. Service revenue is recognized upon completion of the testing process and when the diagnostic result is delivered to the ordering physician and/or customer. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including retroactive adjustment under reimbursement agreements with third-party payors. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for third-party payor settlements are provided in the period in which the related services are rendered and adjusted in the future periods, as final settlements are determined.

Revenue from clinical research grant is recognized over time as the service is being performed using a proportional performance method. The Company uses an "efforts based" method of assessing performance. If the arrangement requires the performance of a specified number of similar acts (i.e. test), then revenue is recognized in equal amounts as each act is completed.

Other revenues are comprised of the Company’s ICP technology kits sales to bio-pharma customers and contracted project based technology evaluations.

For the year ended December 31, 2017, Service revenue represented 81% of our consolidated revenues, the revenue attributable to clinical grants represented 16% and other revenues represented 3%. For the year ended December 31, 2016, Service revenue represented 100% of our consolidated revenues.

Allowance for Contractual Discounts

We are reimbursed by payors for services we provide. Payments for services covered by payors average less than billed charges. We monitor revenue and receivables from payors record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payors. Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payor/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on estimates of losses related to receivable balances. The risk of collection varies based upon the service, the payor (commercial health insurance and government) and the patient’s ability to pay the amounts not reimbursed by the payor. We estimate the allowance for doubtful accounts based upon several factors including the age of the outstanding receivables, the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Collection agencies are employed and legal action is taken when we determine that taking collection actions is reasonable relative to the probability of receiving payment on amounts owed. Management judgment is used to assess the collectability of accounts and the ability of our customers to pay. Judgment is also used to assess trends in collections and the effects of systems and business process changes on our expected collection rates. We review the estimation process quarterly and make changes to the estimates as necessary. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

Accounts Receivable

Accounts Receivable results from diagnostic services provided to self-pay and insured patients, project based testing services and clinical research.  The services provide by the Company are generally due within 30 days from the invoice date.  Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the collectability of accounts receivable, the Company analyzes and identifies trends for each of its sources of revenue to estimate the appropriate allowance for doubtful accounts. For receivables associated with self-pay patients, including patients with insurance and a deductible and copayment, the Company records an allowance for doubtful accounts in the period of services on the basis of past experience of patients unable or unwilling to pay for service fee for which they are financially responsible. For receivables associated with services provided to patients with third-party coverage, the Company analyzes contractually due amounts and provides an allowance, if necessary. The difference between the standard rates and the amounts actually collected after all reasonable collection efforts have been exhausted is charged against the allowance for doubtful accounts. Service revenues account for all reported accounts receivable as of December 31, 2017 and 2016.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period on a straight-line basis. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 232,332 and zero shares of common stock during the years ended December 31, 2017 and 2016, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate

Impairment of Long-Lived Assets and Goodwill

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to our carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the year ended December 31, 2016, there was no Long-Lived Assets recorded. We did not recognize any impairment charges related to long-lived assets for the years ending December 31, 2017 and 2016.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we were to conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. For the year ended December 31, 2017 goodwill impairment charges were $9.3 million.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that intends to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 may be applied either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. Assessment of the new guidance is not anticipated to result in an opening balance sheet adjustment. The Company will adopt the guidance in ASU 2017-09 as of January 1, 2018 and apply the modified retrospective approach. The Company evaluated the impact of the adoption of this new revenue recognition standard utilizing the five-step framework of ASC 606 for all services, that include laboratory testing services provided to patients and customer related laboratory service contracts encompassing biomarker testing services and clinical projects. The Company concluded that control of the laboratory testing services is transferred to the customer at a point in time. As such, the Company shall continue to recognize revenue for laboratory testing services at a point in time based on the delivery method (web-portal access or fax) for patient’s laboratory report, per the contract. The Company also evaluated customer related biomarker testing and clinical project services. The Company analyzed it’s “effort based” method of assessing performance and concluded that it can reasonable measure progress towards satisfaction of the performance obligation based upon the delivery of results. The Company concludes an adjustment will not be required and a change to its current revenue recognition process and policy to adopt the new standard is not necessary.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company has adopted this standard and, as discussed above, performed impairment testing of goodwill during the year ended December 31, 2017 which resulted in the Company recording a goodwill impairment charge of $9.3 million.

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

38

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Precipio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precipio, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

Hartford, CT
April 13, 2018

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(Dollars in thousands, except share data)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$421	$51
Accounts receivable, net	730	388
Inventories	161	100
Other current assets	430	13
Total current assets	1,742	552

PROPERTY AND EQUIPMENT, NET	353	280

OTHER ASSETS:
Goodwill	4,685	—
Intangibles, net	20,458	—
Other assets	22	10
Total assets	$27,260	$842
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$587	$395
Convertible bridge notes, less debt discounts and debt issuance costs	—	695
Accounts payable	5,103	1,084
Current maturities of capital leases	50	46
Accrued expenses	1,248	700
Deferred revenue	66	92
Other current liabilities	2,982	—
Total current liabilities	10,036	3,012
LONG TERM LIABILITIES:
Long-term debt, less current maturities and discounts	2,829	4,127
Common stock warrant liability	841	—
Capital leases, less current maturities	113	163
Deferred tax liability	349	—
Other long-term liabilities	67	—
Total liabilities	14,235	7,302
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - $0.01 par value, 15,000,000 and 1,294,434 shares authorized at December 31, 2017 and December 31, 2016, respectively, 4,935 and 780,105 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	8
Common stock, $0.01 par value, 150,000,000 and 1,806,850 shares authorized at December 31, 2017 and December 31, 2016, respectively, 10,196,620 and 449,175 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	102	4
Additional paid-in capital	44,465	4,376
Accumulated deficit	(31,542)	(10,848)
Total stockholders’ equity (deficit)	13,025	(6,460)
	$27,260	$842

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017 and 2016

(Dollars in thousands, except per share data)

	2017	2016
SALES
Service revenue, net	$1,702	$2,101
Clinical research grants	278	—
Other	53	—
Revenue, net of contractual allowances and adjustments	2,033	2,101
less allowance for doubtful accounts	(310)	(378)
Net sales	1,723	1,723
COST OF SALES
Service revenues	1,317	970
Clinical research grants	114	—
Total cost of sales	1,431	970
Gross profit	292	753
OPERATING EXPENSES:
Operating expenses	6,488	2,465
Impairment of goodwill	9,315	—
TOTAL OPERATING EXPENSES	15,803	2,465
OPERATING LOSS	(15,511)	(1,712)
OTHER INCOME (EXPENSE):
Interest expense, net	(2,324)	(518)
Warrant revaluation	(226)	—
Loss on extinguishment of debt and induced conversion of convertible bridge notes	(1,391)	—
Gain on settlement of liability, net	877	—
Gain on troubled debt restructuring	1,181	—
Loss on settlement of equity instruments	(624)	—
Merger advisory fees	(2,676)	—
Other, net	—	3
	(5,183)	(515)
LOSS BEFORE INCOME TAXES	(20,694)	(2,227)
INCOME TAX EXPENSE	—	—
NET LOSS	(20,694)	(2,227)

DEEMED DIVIDENDS ON ISSUANCE OR EXCHANGE OF PREFERRED UNITS	(12,431)	(1,422)
PREFERRED DIVIDENDS	(84)	(433)
TOTAL DIVIDENDS	(12,515)	(1,855)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(33,209)	$(4,082)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(7.16)	$(9.44)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	4,639,226	432,582

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2017 and 2016

(Dollars in thousands)

	Preferred Stock		Common Stock
	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2016	1,263,429	$13	422,803	$4	$4,652	$(6,766)	$(2,097)
Net loss	—	—	—	—	—	(2,227)	(2,227)
Preferred dividends	—	—	—	—	—	(433)	(433)
Deemed dividends on exchange of preferred	—	—	—	—	1,422	(1,422)	—
Exchange of preferred for notes and warrants	(483,324)	(5)	—	—	(1,710)	—	(1,715)
Non-cash stock-based compensation and vesting of restricted units	—	—	26,372	—	12	—	12
Balance, December 31, 2016	780,105	8	449,175	4	4,376	(10,848)	(6,460)
Net loss	—	—	—	—	—	(20,694)	(20,694)
Conversion of warrants into preferred stock	8,542	—	—	—	25	—	25
Conversion of warrants into common stock	—	—	1,958,166	20	(20)	—	—
Conversion of preferred stock into common stock	(2,527,879)	(25)	4,217,408	42	(17)	—	—
Conversion of Senior and Junior debt into preferred stock and common stock	802,920	8	1,414,700	14	4,749	—	4,771
Conversion of bridge notes into common stock	—	—	515,638	6	2,732	—	2,738
Issuance of common stock for consulting services in connection with the merger	—	—	321,821	3	2,186	—	2,189
Shares issued in connection with business combination	802,925	8	1,255,119	12	20,078	—	20,098
Issuance of preferred stock	138,322	1	—	—	7,783	—	7,784
Issuance of warrants in conjunction with issuance of side agreement	—	—	—	—	487	—	487
Issuance of warrants in connection with restructuring of liability	—	—	—	—	159	—	159
Issuance of warrants in connection with note default	—	—	—	—	15	—	15
Beneficial conversion feature on issuance of bridge notes	—	—	—	—	1,856	—	1,856
Non-cash stock-based compensation and vesting of restricted units	—	—	64,593	1	56	—	57
Balance, December 31, 2017	4,935	$—	10,196,620	$102	$44,465	$(31,542)	$13,025

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

(Dollars in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,694)	$(2,227)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	743	112
Amortization of deferred financing costs and debt discount	1,898	33
Loss on extinguishment of debt and induced conversion of convertible bridge notes	1,391	—
Gain on settlement of liability, net	(877)	—
Gain on settlement of troubled debt	(1,181)	—
Loss on settlement of equity instrument	624	—
Stock-based compensation and change in liability of stock appreciation rights	49	12
Merger advisory fees	2,676	—
Impairment of goodwill	9,315	—
Provision for losses on doubtful accounts	310	378
Capitalized PIK interest on convertible bridge notes	—	85
Warrant revaluation	226	—
Changes in operating assets and liabilities:
Accounts receivable	(495)	(310)
Inventories	(46)	(17)
Other assets	(99)	(8)
Accounts payable	500	344
Accrued expenses and other liabilities	(1,030)	639
Net cash used in operating activities	(6,690)	(959)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business combination	101	—
Purchase of property and equipment	(143)	—
Net cash used in investing activities	(42)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(46)	(41)
Issuance of preferred stock	7,784	—
Payment of debt issuance costs	(25)	(10)
Proceeds from exercise of warrants	25	—
Proceeds from long-term debt	315	525
Proceeds from convertible bridge notes	1,365	455
Principal payments on convertible bridge notes	(1,500)	—
Principal payments on long-term debt	(816)	(154)
Net cash flows provided by financing activities	7,102	775
NET CHANGE IN CASH	370	(184)
CASH AT BEGINNING OF PERIOD	51	235
CASH AT END OF PERIOD	$421	$51

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$107	$126
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Purchases of equipment financed through capital lease	—	49
Preferred unit dividend financed through exchange agreement	—	433
Convertible bridge notes exchanged for long-term debt	—	1,120
Series A and B preferred exchanged for long-term debt	—	1,715
Conversion of bridges loans plus interest into common stock	1,787	—
Conversion of senior and junior notes plus interest into preferred stock and common stock	4,771	—
Deferred debt issuance cost	64	—
Beneficial conversion feature on issuance of bridge notes	1,856	—
Accrued merger cost	10	—
Issuance of warrants in conjunction with issuance of side agreement	487	—
Issuance of warrants in conjunction with convertible promissory note waiver	15	—
Issuance of warrants in conjunction with restructuring of liability	159	—
Purchases of equipment financed through accounts payable	2	—
Prepaid insurance financed with loan	183	—

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

1.	BUSINESS DESCRIPTION

Business Description.

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

Going Concern.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of December 31, 2017, the Company had a net loss of $20.7 million, negative working capital of $8.3 million and net cash used in operating activities of $6.7 million. The Company’s ability to continue as a going concern is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•	On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with the Connecticut Department of Economic and Community Development by which the Company received a grant of $100,000 and a loan of $300,000 with a payment term of ten years.
•	On February 8, 2018 the Company entered into an equity purchase agreement for the purchase of up to $8,000,000 of shares of the Company’s common stock from time to time, at the Company’s option. The initial sale of 721,153 shares of the Company’s common stock resulted in net proceeds to the Company of approximately $709,000.
•	On February 20, 2018 Crede Capital Group LLC (“Crede”) filed a lawsuit against the Company claiming that the Company owed Crede $2.2 million. On March 12, 2018, the Company settled with Crede for approximately $1.9 million and the settlement allows the Company to pay the $1.9 million over a sixteen month payment plan concluding in May 2019.
•	On March 21, 2018, the Company entered into an agreement with investors of Series B and Series C Preferred shares and warrants to convert their respective holdings into shares of the Company’s common stock. Pursuant to the agreement, to incent such investors, the Company agreed to a conversion price for such preferred stock and an exercise price of $0.75 per share of common stock for such warrants and each investor agreed to convert its outstanding shares and exercise certain amounts of warrants. As a result of this initiative the Company has substantially restructured its equity structure, eliminating all but 47 shares of preferred stock. As of April 13, 2018, these transactions have resulted in net cash proceeds to the Company of $0.2 million.

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

Principles of Consolidation.

The consolidated financial statements include the accounts of Precipio, Inc. and our wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The most significant estimates and assumptions with regard to these consolidated financial statements relate to the allowance for doubtful accounts, assumptions used within the fair value of debt and equity transactions, contractual allowances and related impairments. These assumptions require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these consolidated financial statements.

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

Fair Value.

Unless otherwise specified, book value approximates fair value. The common stock warrant liability is recorded at fair value. See Note 12 - Fair Value for additional information.

Other Current Assets.

Other current assets of $0.4 million as of December 31, 2017 include prepaid assets of $0.1 million, prepaid insurance of $0.2 million and other receivables of $0.1 million. As of December 31, 2016, other current assets consisted primarily of prepaid assets.

Concentrations of Risk.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed Federal Deposit Insurance Corporation insured limits of up to $250,000 per depositor per financial institution. We have not experienced any losses on such accounts as of December 31, 2017.

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

Inventories.

Inventories consist of laboratory supplies and are valued at cost (determined on an average cost basis, which approximates the first-in, first-out method) or net realizable value, whichever is lower. We evaluate inventory for items that are slow moving or obsolete and record an appropriate reserve for obsolescence if needed. We determined that no allowance for slow moving or obsolete inventory was necessary at December 31, 2017 and 2016.

Property and Equipment, net.

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 to 7 years
Laboratory equipment	3 to 9 years
Computer equipment and software	3 to 7 years
Equipment under capital leases	5 to 10 years

For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in operations for the period. Expenditures for major betterments that extend the useful lives of property and equipment are capitalized.

Goodwill and Intangible Assets.

As a result of the Merger, the Company recorded goodwill and intangible assets as part of its allocation of the purchase consideration. See Note 3 - Reverse Merger for the amounts recorded.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the business acquired. See Note 3 - Reverse Merger for the amount recorded. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may indicate that the assets might be impaired. In assessing goodwill for impairment, the Company has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, for which the consolidated Company is considered one reporting unit. If this is the case, then performing the quantitative goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the quantitative impairment test. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit are assessed. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the company, and trends in the market price of our common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact. During the year ended December 31, 2017, the Company experienced a decline in its share price and a significant reduction in its market capitalization, as such the Company determined that an assessment of goodwill should be performed using the qualitative approach described above. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of the Company was less than its carry value. While there were positive qualitative factors discovered during the qualitative analysis, the instability of the market price of the Company’s common stock and the decline in revenues were significant adverse factors that directed a full assessment. As part of its analysis, the Company considered triggering events and compared its fair value with its carrying value. The analysis of the fair value of the Company involved using the market capitalization and the discounted cash flow model. Based on the analysis, the Company concluded that its carrying value exceeded its fair value and goodwill impairment in the amount of $9.3 million was recorded for the year ended December 31, 2017.

Intangibles

We review our amortizable long-lived assets for impairment annually or whenever events indicate that the carrying amount of the asset (group) may not be recoverable. An impairment loss may be needed if the sum of the future undiscounted cash flows is less than the carrying amount of the asset (group). The amount of the loss would be determined by comparing the fair value of the asset to the carrying amount of the asset (group). There were no impairment charges during the year ended December 31, 2017.

In-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that were not fully developed at the date of the Merger. Until the IPR&D projects are completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. For the year ended December 31, 2017, there was no impairment of IPR&D.

Debt Issuance Costs and Debt Discounts.

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Both are presented as a reduction of the related debt in the accompanying balance sheets. Deferred issuance costs increased by $1.8 million due to debt issuance costs and debt discounts recorded in connection with the issuance of convertible bridge notes (see Note 7 –Convertible Bridge Notes for further information). Net debt issuance costs and debt discounts were zero and $65,048 at December 31, 2017 and 2016, respectively (net of accumulated amortization of zero and $87,342, respectively). During the year ended December 31, 2017, the convertible bridge notes were either extinguished through cash payments or converted to shares of the Company’s common stock. Upon the payments and conversions, all remaining debt discounts and debt issuance costs associated with the conversions were fully amortized to interest expense and debt discounts and debt issuance costs associated with the portion paid in cash were amortized to interest expense up through the payment date (see Note 7 – Convertible Bridge Notes for further discussion). Amortization expense was $1.9 million and $32,662 for the years ended December 31, 2017 and 2016, respectively.

Stock-Based Compensation.

All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Unvested awards as of December 31, 2017 had vesting periods of up to four years from the date of grant. None of the awards outstanding at December 31, 2017 are subject to performance or market-based vesting conditions.

Net Sales Recognition.

Revenue is realized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

We primarily recognize revenue for diagnostic services upon completion of the testing process. Patient diagnostic service revenue is reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including retroactive adjustment under reimbursement agreements with third-party payors. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for third-party payor settlements are provided in the period in which the related services are rendered and adjusted in the future periods, as final settlements are determined. We also perform contract diagnostic services on a project by project basis as well as clinical research projects sponsored by federal and state agencies. When we receive payment in advance, we initially defer the revenue and recognize it when we deliver the service. These projects typically do not extend beyond one year.

Deferred net sales included in the balance sheet as deferred revenue was less than $0.1 million as of December 31, 2017 and 2016.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Accounts Receivable

Accounts Receivable result from diagnostic services provided to self-pay and insured patients, project based testing services and clinical research.  The payment for services provide by the Company are generally due within 30 days from the invoice date.  Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the collectability of accounts receivable, the Company analyzes and identifies trends for each of its sources of revenue to estimate the appropriate allowance for doubtful accounts. For receivables associated with self-pay patients, including patients with insurance and a deductible and copayment, the Company records an allowance for doubtful accounts in the period of services on the basis of past experience of patients unable or unwilling to pay for service fee for which they are financially responsible. For receivables associated with services provided to patients with third-party coverage, the Company analyzes contractually due amounts and provides an allowance, if necessary. The difference between the standard rates and the amounts actually collected after all reasonable collection efforts have been exhausted is charged against the allowance for doubtful accounts.

Presentation of Insurance Claims and Related Insurance Recoveries.

The Company accounts for its insurance claims and related insurance recoveries at their gross values as standards for health care entities do not allow the Company to net insurance recoveries against the related claim liabilities. There were no insurance claims or insurance recoveries recorded during the years ended December 31, 2017 and 2016.

Advertising Costs.

Advertising costs are expensed as incurred. Advertising costs charged to operations totaled $8,300 in 2017 and $12,900 in 2016.

Research and Development Costs.

All costs associated with internal research and development are expensed as incurred. These costs include salaries and employee related expenses, operating supplies and facility-related expenses. Research and development costs charged to operations totaled $0.5 million and zero for the years ended December 31, 2017 and 2016, respectively.

Income Taxes.

In 2016, Precipio Diagnostics was organized as a limited liability company and operated under the default classification as a partnership until July 31, 2016. Effective August 1, 2016, Precipio Diagnostics elected to be treated as a corporation for tax purposes and as such, a net deferred tax asset, prior to a valuation allowance was created. The Company calculated an income tax provision for the remainder of the year. Prior to August 1, 2016, income tax expense or benefits were calculated at the members’ level.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities at each balance sheet date using tax rates expected to be in effect in the year the differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period when the change in tax rates is enacted.

A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2017 and 2016, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of, or changes in tax laws, regulations and interpretations thereof as well as other factors. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the accompanying consolidated statements of operations, of which such amounts were immaterial for the years ended December 31, 2017 and 2016.

Common Stock Warrants.

The Company classifies the issuance of common stock warrants as equity any contracts that (i) require physical settlement or net-stock settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own stocks (physical settlement or net-stock settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside of the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in stock (physical settlement or net-stock settlement).

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 9,960,890 and 2,754,593 shares of our common stock have been excluded from the computation of diluted loss per share at December 31, 2017 and 2016, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	December 31,
	2017	2016
Stock options	236,484	3,430
Warrants	6,197,681	1,971,058
Preferred stock	3,525,000	780,105
Convertible notes	1,725	—
Total	9,960,890	2,754,593

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that intends to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 may be applied either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. Assessment of the new guidance is not anticipated to result in an opening balance sheet adjustment. The Company will adopt the guidance in ASU 2017-09 as of January 1, 2018 and apply the modified retrospective approach. The Company evaluated the impact of the adoption of this new revenue recognition standard utilizing the five-step framework of ASC 606 for all services, that include laboratory testing services provided to patients and customer related laboratory service contracts encompassing biomarker testing services and clinical projects. The Company concluded that control of the laboratory testing services is transferred to the customer at a point in time. As such, the Company shall continue to recognize revenue for laboratory testing services at a point in time based on the delivery method (web-portal access or fax) for patient’s laboratory report, per the contract. The Company also evaluated customer related biomarker testing and clinical project services. The Company analyzed it’s “effort based” method of assessing performance and concluded that it can reasonable measure progress towards satisfaction of the performance obligation based upon the delivery of results. The Company concludes an adjustment will not be required and a change to its current revenue recognition process and policy to adopt the new standard is not necessary.

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

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2018, and will apply it to all applicable transactions after the adoption date. The Company does not believe ASU No. 2017-01 will have a material effect on its financial position and results of operations.

In January 2017, FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company has adopted this standard and, as discussed above, performed impairment testing of goodwill during the year ended December 31, 2017 which resulted in the Company recording a goodwill impairment charge of $9.3 million.

In May 2017, the FASB issued ASU 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides clarity and reduces both diversity in practice and cost and complexity when applying guidance in Topic 718. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  The amendments are effective for all entities for annual periods, and interim periods within those periods, beginning after December 15, 2017. The Company does not believe ASU No. 2017-09 will have a material effect on its financial position and results of operations.

In July 2017, FASB issued ASU No. 2017-11, Earning Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815), which was issued in two parts, Part I, Accounting for Certain Financial Instruments with Down Round Features and Part II, Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of ASC No. 2017-11 addresses the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Part II amendments do not have an accounting effect. The ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has early adopted this standard as of January 1, 2017 with the only impact being that the warrants with down round provisions are classified within equity. (See Note 7 - Convertible Bridge Notes and Note 11 - Stockholders' Equity).

3.	REVERSE MERGER

On June 29, 2017 (the “Closing Date”), the Company completed the Merger with Precipio Diagnostics, in accordance with the terms of the Merger Agreement. On the Closing Date, the outstanding common and preferred units of Precipio Diagnostics and certain debt of Precipio Diagnostics were converted into (i) 5,352,847 shares of Precipio common stock, together with cash in lieu of fractional units, and (ii) 802,920 shares of Precipio preferred stock with an aggregate face amount equal to $3 million. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics became the Company’s historical financial statements. Accordingly, the historical financial statements of Precipio Diagnostics as of and for the year ended December 31, 2016 are included herein.

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

Purchase Consideration

The estimated purchase consideration based on the value of the equity of Transgenomic, the accounting acquiree, is as follows:

(dollars in thousands)
Legacy Transgenomic common stock	$6,088
Fair value of preferred stock converted to common stock	49
Fair value of debt converted to common stock	2,398
Fair value of debt converted to preferred stock	9,796
Fair value of existing bridge notes	1,275
Fair value of warrants	1,996
Purchase consideration	$21,602

In estimating the purchase consideration above, Transgenomic used its closing stock price of $6.80 as of the Closing Date. Transgenomic had 895,334 common shares outstanding prior to the Merger. In connection with the Merger, Transgenomic preferred stock converted into 7,155 shares of Precipio common stock and certain of Transgenomic debt and accrued interest converted into 352,630 shares of Precipio common stock and 802,925 shares of Precipio preferred stock, face value $3.0 million with an 8% annual dividend. At the Closing Date, the preferred stock had a fair value of $12.20 per share.

Allocation of Purchase Consideration

The following table sets forth an allocation of the purchase consideration to the identifiable tangible and intangible assets of Transgenomic, the accounting acquiree, based on fair values as of the Closing Date with the excess recorded as goodwill:

(dollars in thousands)
Current and other assets	$419
Property and equipment	29
Goodwill	14,000
Other intangible assets(1)	21,100
Total assets	35,548
Current liabilities	13,423
Other liabilities	523
Total liabilities	13,946
Net assets acquired	$21,602

(1)	Other intangible assets consist of:
55

(dollars in thousands)
Acquired technology	$18,990
Customer relationships	250
Non-compete agreements	30
Trademark and trade name	40
Backlog	200
In-process research and development	1,590
Total intangibles	$21,100

We determined the estimated fair value of the acquired technology by using the multi-period excess earnings method of the income approach. The estimated fair value of the remaining identifiable intangible assets acquired were determined primarily by using the income approach.

Unaudited pro forma information

The operating results of Transgenomic for the period after the Closing Date to December 31, 2017 have been included in the Company's consolidated financial statements as of and for the year ended December 31, 2017.

The following unaudited pro forma information presents the Company's financial results as if the acquisition of Transgenomic had occurred on January 1, 2016:

Dollars in thousands, except per share amounts
	For the Years ended December 31,
	2017	2016
Net sales	$2,687	$3,280
Net loss available to common stockholders	(37,389)	(11,215)
Loss per common share	$(4.95)	$(1.70)

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2017 and 2016 is as follows:

	2017	2016
Furniture and fixtures	$9	$9
Laboratory equipment	181	153
Computer equipment and software	307	275
Equipment under capital leases	296	296
Construction in process	115	—
	908	733
Less—accumulated depreciation and amortization	(555)	(453)
Total	$353	$280

Depreciation expense was approximately $0.1 million for both the years ended December 31, 2017 and 2016.

Depreciation expense during each year includes depreciation related to equipment acquired under capital leases.

5.	INTANGIBLES

We had no intangible assets as of December 31, 2016. In conjunction with the Merger, we recorded intangible assets of $21.1 million. As of December 31, 2017 our intangible assets consisted of the following:

	Dollars in Thousands
	December 31, 2017
	Cost	Accumulated Amortization	Net Book Value
Technology	$18,990	$475	$18,515
Customer relationships	250	42	208
Backlog	200	100	100
Covenants not to compete	30	15	15
Trademark	40	10	30
IPR&D	1,590	—	1,590
	$21,100	$642	$20,458

Estimated Useful Life
Technology	20 years
Customer relationships	3 years
Backlog	1 year
Covenants not to compete	1 year
Trademark	2 years

Until our in-process research and development projects are completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. For the year ended December 31, 2017, there was no impairment of IPR&D.

Amortization expense for intangible assets was $0.6 million during the year ended December 31, 2017. Amortization expense for intangible assets is expected to be $1.2 million, $1.0 million, $1.0 million, $0.9 million and $0.9 million for each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	December 31, 2017	December 31, 2016
Senior Notes	$—	$3,270
Senior Note debt issuance costs	—	(9)
Junior Notes	—	584
Connecticut Innovations - line of credit	—	162
Department of Economic and Community Development (DECD)	—	243
DECD debt issuance costs	—	(30)
Webster Bank	—	328
Webster Bank debt discounts and issuance costs	—	(26)
Secured debt obligations	3,233	—
Financed insurance loan	183	—
Total long-term debt	3,416	4,522
Current portion of long-term debt	(587)	(395)
Long-term debt, net of current maturities	$2,829	$4,127

Senior and Junior Notes

During 2016, the Company raised $525,000 from members through the issuance of senior notes which accrue interest at a rate of 12% and were payable at the sooner of the closing of a qualified public offering, as outlined in the note agreement, or five years from date of issuance.

Also during 2016, the Company restructured equity through a redemption and exchange agreement by exchanging Member Equity comprised of Series A and Series B Convertible Preferred Units in the amount of $2,147,716 (members’ initial investment of $1,715,000, plus declared dividends on these preferred units of $432,716), and Convertible Bridge Notes of $1,120,000, plus accrued interest of $61,073 for new senior notes of $2,744,968 (“Senior Notes”) and new junior notes of $583,821 (“Junior Notes”). The Senior and Junior Notes accrued interest at a rate of 12% and 15%, respectively, and had maturity dates ranging from March 2021 to September 2021, or earlier based on certain qualifying events as outlined in the note agreements.

During the year ended December 31, 2017, prior to the Merger, the Company raised $315,000 from members through the issuance of Senior Notes at a rate of 12% interest that were payable at the sooner of the closing of a qualified public offering, as outlined in the note agreement, or five years from date of issuance.

On the Closing Date of the Merger, the outstanding balance of $3,584,968 in Senior Notes and $583,821 in Junior Notes, plus accrued interest of $602,373, were converted into 802,920 shares of Precipio preferred stock and 1,414,700 shares of Precipio common stock. There were no Senior or Junior Notes outstanding at December 31, 2017.

As of December 31, 2016, the outstanding balance of Senior and Junior Notes was $3,269,968 and $583,821, respectively, with accrued interest included within the accrued expenses on the accompanying consolidated balance sheet of $279,740 and $71,258, respectively.

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

In connection with the Merger, the Company paid in full its loan obligations with Connecticut Innovations. The outstanding balance was zero and $162,066 as of December 31, 2017 and 2016, respectively.

Department of Economic and Community Development.

The Company entered into a 10-year term loan with the Department of Economic and Community Development (“DECD”) on May 1, 2013 for $300,000, with interest paid monthly at 3%, due on April 23, 2023. The loan was secured by substantially all of the Company’s assets but was subordinate to the term loan with Webster Bank and the Connecticut Innovations line of credit. In connection with the Merger, the Company paid in full its loan obligations with DECD. The outstanding balance was zero and $243,287 as of December 31, 2017 and 2016, respectively. The outstanding principal and accrued interest balance paid in full in July 2017 was $225,714.

Webster Bank.

The Company entered into a 3.5-year term loan with Webster Bank on December 1, 2014 for $500,000, with interest paid monthly at the one month LIBOR rate (1.16% at June 30, 2017) plus 500 basis points, due on May 31, 2018. The line was secured by substantially all of the Company’s assets and had first priority over all other outstanding debt.

The term loan with Webster Bank was subject to financial covenants relating to maintaining adequate cash runway, as defined in the term loan agreement. As of December 31, 2016 the Company was not in compliance with these covenants and, as such, the Webster Bank debt has all been presented as current in the accompanying consolidated financial statements.

On June 29, 2017, the closing date of the Merger, the Company paid in full its loan obligations (including principal and interest) with Webster Bank. The outstanding balance was zero and $328,000 as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company incurred a loss on extinguishment of debt in the approximate amount of $53,000, related to the extinguishment of the Connecticut Innovations, DECD and Webster Bank loans.

Secured Debt Obligations

In the fourth quarter of 2017, the Company entered into Debt Settlement Agreements (the “Settlement Agreements”) with certain of its accounts payable and accrued liability vendors (the “Creditors”) pursuant to which the Creditors, who were owed $6.3 million (the “Debt Obligations”) by the Company, agreed to reduce and exchange the Debt Obligations for a secured obligation in the amount of $3.2 million, $1.9 million in shares of the Company’s common stock and warrants, with a fair value of approximately $0.2 million, to purchase shares of the Company’s common stock. As a result of the Settlement Agreements, the Company recorded a gain on troubled debt restructuring of $1.2 million and a loss on extinguishment of liability of $0.2 million.

The Debt Obligations were restructured as follows:

•	The Company entered into a scheduled long-term debt repayment agreement of approximately $3.2 million, which includes interest of approximately $0.6 million, to be paid in forty-eight equal monthly installments beginning in July 2018 (the “Secured Debt Obligations”).
•	Debt Obligations of $1.9 million were canceled in exchange for 1,814,754 shares of the Company’s common stock with a weighted average price per share of $1.04 (the “Settlement Common Shares”). The stock was issued in February 2018.
59

•	Warrants to purchase 108,112 shares of the Company’s common stock at an exercise price of $7.50 per share (the “Creditor Warrants”) were issued to certain Creditors. The Creditor Warrants were issued in February 2018 and had a fair value of approximately $0.2 million at the date of the Settlement Agreements.

The Company also entered into a Security Agreement (the “Security Agreement”), dated October 31, 2017, with a collateral agent for the Creditors, pursuant to which the Company granted to the collateral agent, for the benefit of the Creditors, a security interest in certain property of the Company to secure its obligations under the Settlement Agreements.

Accounting for Settlement Agreements – Troubled debt

The Settlement Agreements for certain of the Creditors were accounted for as troubled debt restructurings as the Creditors had granted concessions to the Company. Of the $6.3 million in Debt Obligations, the accounts payable and accrued liability balances related to the troubled debt restructurings totaled $5.2 million at the time of the Settlement Agreements. During the year ended December 31, 2017, the Company recorded a gain on settlement of troubled debt restructuring of approximately $1.2 million which is included in gain on troubled debt restructuring in the consolidated statements of operations. The $1.2 million gain represents the carrying amount of the liability due to the Creditors in excess of the undiscounted future cash flows. In connection with the accounting for these troubled debt restructurings the Company recorded a liability of $3.2 million which represents the undiscounted future cash flows. As such, the Company will not record interest in the amount of $0.6 million on the Secured Debt Obligations in the future.

The full amount of the undiscounted future cash flow of the Secured Debt Obligations of approximately $3.2 million includes interest of 10% accrued up to the first payment, plus interest over the forty-eight months, resulting in an estimated monthly payment by the Company to the Creditors of approximately $65,000 per month beginning in July 2018. At December 31, 2017, the $3.2 million of Secured Debt Obligations is included in long-term debt in the Company’s consolidated balance sheet.

In connection with the Settlement Agreements, the Company agreed to issue, to certain of the Creditors whose settlements were treated as troubled debt restructurings, Creditor Warrants to purchase 108,112 shares of the Company’s common stock at an exercise price of $7.50 per share. The Creditor Warrants were issued on February 9, 2018 and are exercisable on the date of issuance and will expire five years from the date of issuance. See Note 11 – Stockholders’ Equity (Deficit). The Company concluded that the Creditor Warrants will be classified as equity. At December 31, 2017, the Company reviewed its obligation to issue Creditor Warrants in the future and concluded that the Creditor Warrants will be treated as issued for accounting purposes on the date of the Settlement Agreements. The fair value of the Creditor Warrants, as determined by a Black-Scholes calculation, was approximately $158,000 on the date of the Settlement Agreements and was recorded as additional paid-in capital. Subsequent changes in the fair value will not be recognized as long as the warrants continue to be equity classified.

On February 12, 2018, the Company issued 1,814,754 Settlement Common Shares with a fair value of approximately $1.9 million. As the Settlement Common Shares were not yet issued as of December 31, 2017, the Company considered the appropriate treatment of its obligation to issue common shares and concluded that the Settlement Common Shares will be measured at fair value on the date of the Settlement Agreements. Accordingly, the Company recorded a liability of $1.9 million as of the date of the Settlement Agreements. The Company has a $1.9 million liability included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2017.

The transaction for the Secured Debt Obligations exchanged for Settlement Common Shares was treated as an obligation to issue shares and represented a fixed dollar liability, in the amount of $1.9 million, being settled with a variable number of shares that equal the fixed dollar amount. Accordingly, the Company recorded a liability on the Settlement Agreement date equal to the fair value of the shares issued in February 2018. See Note 11 – Stockholders’ Equity (Deficit). Of the $1.9 million of debt canceled in exchange for common shares, $0.6 million was related to Creditors accounted for as troubled debt restructurings and $1.3 million was related Creditors treated as extinguishments as discussed below.

Accounting for Settlement Agreements – Extinguishment of liability

For Creditors where the settlement was not treated as a troubled debt restructuring, the accounting was treated as an extinguishment. The accounts payable and accrued liability balances related to the extinguishments totaled $1.1 million at the time of the Settlement Agreements. For these settlements, the Company recorded a net loss during the year ended December 31, 2017 of approximately $0.2 million equal to the difference between the carrying amount of the liability due to the Creditors and the fair value of the consideration transferred to the Creditors. The loss of $0.2 million is included in net gain on settlement of liability in the consolidated statements of operations.

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

On the Maturity Date, the then outstanding aggregate amount owed on the Note of $143,041 ($125,000 in principal amount and $18,041 of accrued interest) became due. Pursuant to the terms of the Note, the Company’s failure to pay any principal or interest within 10 days of the date such payment is due will constitute an event of default (the “Prospective Event of Default”). On June 21, 2017, the Investor agreed to waive the Prospective Event of Default and agreed to further extend the Maturity Date of the Note pursuant to a side letter to the Note (the “Side Letter”). The Side Letter provides that two-thirds of the outstanding principal amount of the Note must be paid upon the earlier to occur of (1) the closing of a public offering by the Company of either common stock, convertible preferred stock or convertible preferred notes or (2) August 16, 2017 (such applicable date, the “Deferred Maturity Date”). On August 31, 2017, the Company made payment of $83,333, two-thirds of the then outstanding principal amount, which was more than 10 days after the Deferred Maturity Date and constituted an event of default under the terms of the Note (the “Deferred Maturity Date Event of Default”). The Investor agreed to waive the Deferred Maturity Date Event of Default. In consideration of this waiver, the Company issued the Investor one warrant to purchase 10,000 shares of the Company’s common stock, par value $0.01 per share (the “Convertible Promissory Note Warrants”). See Note 11 – Stockholders’ Equity (Deficit). The issuance date of the Convertible Promissory Note Warrants was October 3, 2017.

The remaining one-third of the principal amount outstanding on the Note must be paid on the six month anniversary of the Deferred Maturity Date (the “Extended Maturity Date”). All accrued and unpaid interest on the outstanding principal amount of the Note will be due and immediately payable on the Extended Maturity Date, unless the Note is converted in which case such interest will be payable in shares of the Company’s common stock as part of the conversion. As of October 31, 2017, the outstanding principal amount due was $41,666 and accrued interest was approximately $20,000. The Investor entered into a Settlement Agreement, as described above, through which the amount due to the Investor would be settled with Settlement Common Shares. As of December 31, 2017, the $41,666 due to the Investor is included in the Settlement Common Shares liability discussed above.

Financed Insurance Loan.

During the year ended December 31, 2017, the Company financed certain of its insurance premiums (the “Financed Insurance Loan”). The original amount financed in July 2017 was $0.4 million with a 4.99 % interest rate. The Company will make monthly payments through May 2018. As of December 31, 2017, the Financed Insurance Loan outstanding balance of $0.2 million is included in current maturities of long-term debt in the Company’s consolidated balance sheet and a corresponding prepaid asset of $0.2 million is included in other current assets.

The aggregate future maturities required on long-term debt at December 31, 2017 are as follows:

	2018	2019	2020	2021	2022	Total
Secured Debt Obligations	$404	$809	$808	$808	$404	$3,233
Financed Insurance Loan	183	—	—	—	—	183
	$587	$809	$808	$808	$404	$3,416

7.	CONVERTIBLE BRIDGE NOTES.

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

2017 New Bridge Notes I.

Prior to the Merger, the Company (then Transgenomic) completed the sale of an aggregate of $1.2 million of non-convertible promissory notes (the “2017 Bridge Notes”) in a bridge financing pursuant to a securities purchase agreement (the “Purchase Agreement”), for which $561,500 was then given to Precipio Diagnostics through the issuance of a promissory note and is eliminated in consolidation. The financing was intended to help facilitate the completion of the Merger. The 2017 Bridge Notes had an annual interest rate of 4% and a 90-day maturity. The 2017 Bridge Notes could be repaid by the Company at any time in cash upon payment of a 20% premium. In connection with the issuance of the 2017 Bridge Notes, the Company issued warrants (the “2017 Bridge Warrants”) to acquire 40,000 shares of the Company's common stock at an exercise price of $15.00 per share, subject to anti-dilution protection. The Purchase Agreement provides certain piggyback registration rights for the holders of the 2017 Bridge Warrants for a period of six months after the closing of the bridge financing. Aegis Capital Corp. (“Aegis”) acted as placement agent for the bridge financing and received a placement agent fee of $84,000 and warrants (the “Aegis Warrants”) to acquire 5,600 shares of the Company's common stock at an exercise price of $15.00 per share. The Aegis Warrants are identical to the 2017 Bridge Warrants except that the Aegis Warrants do not have anti-dilution protection.

At the time of the Merger, the 2017 Bridge Notes were extinguished and replaced with convertible promissory notes (the “2017 New Bridge Notes I”) with an original principal amount of $1.2 million in the aggregate pursuant to an Exchange Agreement (the “Exchange Agreement”) entered into on the Closing Date. The 2017 New Bridge Notes I had an annual interest rate of 8.0% and were due and payable upon the earlier to occur of (i) October 1, 2017 or (ii) the closing of a Qualified Offering (as defined in the 2017 New Bridge Notes I). The 2017 New Bridge Notes I were convertible into shares of our common stock at an initial conversion price of $3.736329 per share, subject to adjustment, and could be convertible into shares of our preferred stock at the holder’s option if the Company did not complete a Qualified Offering (as defined in the 2017 New Bridge Notes I) by October 1, 2017. The Company could redeem the 2017 New Bridge Notes I at any time in cash upon payment of a 20% premium, or $240,000. As the convertible promissory notes were convertible into the Company's common stock at a conversion rate lower than the fair market value of the common stock at the time of issuance, the Company recorded $989,000 as a beneficial conversion feature, which was recorded as a debt discount in the balance sheet. The discount was amortized using the effective interest method through the first conversion date of the 2017 New Bridge Notes I. On August 28, 2017, these 2017 New Bridge Notes I were partially converted into the Company’s common stock and the remaining were paid off, refer below for further discussion.

Pursuant to the Exchange Agreement, the 2017 Bridge Warrants were canceled and replaced with new warrants to acquire 45,600 shares of our common stock (the “2017 New Bridge Warrants”). The initial exercise price of the 2017 New Bridge Warrants was $7.50 (subject to adjustments). If the Company completed a Qualified Offering (as defined in the 2017 New Bridge warrants), the exercise price of the 2017 New Bridge Warrants would become the lower of (i) $7.50, or (ii) 110% of the per share offering price in the Qualified Offering, but in no event lower than $1.50 per share, which has been considered a down round provision. At issuance, the 2017 New Bridge Warrants had a fair value of $211,000 and were recorded as a debt discount to the related 2017 New Bridge Notes I, with the corresponding entry to additional paid in capital as the warrants were considered classified as equity in accordance with GAAP. As discussed in Note 2 of the accompanying consolidated financial statements, the Company early adopted ASU 2017-11, which allowed the Company to treat the warrants as equity classified, despite the down round provision.

2017 New Bridge Note II.

In connection with the Merger, on the Closing Date and pursuant to a Securities Purchase Agreement (the “Bridge Purchase Agreement”), the Company completed the sale of an aggregate of $800,000 of a convertible promissory note (the “2017 New Bridge Note II”). The Company received net proceeds of $721,000 from the sale of the 2017 New Bridge Note II, which would be used for working capital purposes. The 2017 New Bridge Note II had an annual interest rate of 8.0% and was due and payable upon the earlier to occur of (i) October 1, 2017 or (ii) the closing of a Qualified Offering (as defined in the 2017 New Bridge Note II). The 2017 New Bridge Note II was convertible into shares of our common stock at an initial conversion price of $3.736329 per share, subject to adjustment, and could be convertible into shares of our preferred stock at the holder’s option if the Company does not complete a Qualified Offering (as defined in the 2017 New Bridge Note II) by October 1, 2017. The Company could redeem the 2017 New Bridge Note II at any time in cash upon payment of a 20% premium, or $160,000.

As the 2017 New Bridge Note II was convertible into the Company's common stock at a conversion rate lower than the fair market value of the common stock at the time of issuance, the Company recorded $656,000 as a beneficial conversion feature, which was recorded as a debt discount in the accompanying balance sheet. The discount was amortized using the effective interest method through the first conversion date of the 2017 New Bridge Note II. On August 28, 2017, this 2017 New Bridge Note II was partially converted into the Company’s common stock and the remaining was paid off, refer below for further discussion.

In connection with the bridge financing and the assumption of certain obligations by an entity controlled by Mark Rimer (a director of the Company), the Company issued to that entity warrants (the “Side Warrants”) to purchase an aggregate of 91,429 shares of the Company's common stock. See Note 11 – Stockholders’ Equity (Deficit) for a discussion on terms of the Side Warrants.

In addition, the agreement stipulated that if the Company were to consummate one or more rounds of equity financing following July 1, 2017, with aggregate gross proceeds of at least $7 million, the Company would be required to use a portion of the proceeds from such financing to repay the principal amount of the 2017 New Bridge Notes, together with any premium and interest. See discussion below regarding payment and conversion of the 2017 notes.

Conversion and Payment of the 2017 New Bridge Notes I and New Bridge Note II (collectively, the “New Bridge Notes”).

On August 28, 2017, the Company completed an underwritten public offering (the “August 2017 Offering”) of 6,000 units consisting of one share of the Company’s Series B Preferred Stock and one warrant to purchase up to 400 shares of the Company's common stock at a combined public offering price of $1,000 per unit for gross proceeds of $6.0 million (see Note 11 - Stockholders' Equity (Deficit)).

At the time of the closing of the August 2017 Offering, the aggregate amount due to the holders of the New Bridge Notes was $2,436,551 ($2,000,000 in principal, $400,000 for a 20% redemption premium and $36,551 in accrued interest). Upon the closing of the August 2017 Offering, the Company made a cash payment of $1,536,551 to extinguish certain notes and the remaining $900,000 of the Company’s New Bridge Notes were converted into an aggregate of 359,999 shares of the Company's common stock (the “Note Conversion Shares”) at a conversion price of $2.50 per share and 359,999 warrants to purchase the Company's common stock (the “Note Conversion Warrants”). The Company issued the Note Conversion Warrants to the holders of the New Bridge Notes as consideration for their election to convert their New Bridge Notes into shares of the Company's common stock. The Company treated the $900,000 debt conversion as an induced conversion and determined that the fair value of the consideration given in the conversion exceeded the fair value of the debt pursuant to its original conversion terms by approximately $1.0 million. This amount was recorded as an expense included in loss on extinguishment of debt and induced conversion of convertible bridge notes in our consolidated statements of operations. The Company also recorded a loss on extinguishment of debt of approximately $0.4 million related to the extinguishment of the $1,536,551 portion paid in cash, which was also recorded as an expense within the loss on extinguishment of debt and induced conversion of convertible bridge notes line in our consolidated statements of operations. See Note 11 Stockholders’ Equity (Deficit) for discussion of the Note Conversion Warrants.

Upon conversion and payment of the New Bridge Notes, all remaining debt discounts and debt issuance costs associated with the conversions were fully amortized to interest expense and debt discounts and debt issuance costs associated with the portion paid in cash were amortized to interest expense up through the payment date. During the year ended December 31, 2017, debt discounts and debt issuance costs amortized to interest expense were $1.9 million. As of December 31, 2017, the outstanding convertible bridge notes balance was zero.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

Accrued expenses at December 31, 2017 and 2016 are as follows:

	2017	2016
Accrued expenses	$1,122	$50
Accrued compensation	126	155
Accrued interest	—	495
	$1,248	$700

During the year ended December 31, 2017, the Company was able to reduce approximately $1.1 million of certain accrued expense and accounts payable amounts through negotiations with certain vendors to settle pre-Merger liabilities. The Company recorded a gain of $1.1 million which is included in gain on settlement of liability, net in the consolidated statements of operations.

Other current liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Obligation to issue common shares	$1,897	$—
Liability for settlement of equity instrument	1,085	—
	$2,982	$—

As of December 31, 2017, the Company has recorded a liability related to its obligation to issue shares of its common stock in the future. On February 12, 2018, the Company issued 1,814,754 Settlement Common Shares with a fair value of approximately $1.9 million. See Note 6 – Long-Term Debt for additional information.

On February 20, 2018, Crede Capital Group LLC (“Crede”) filed a lawsuit against the Company in the Supreme Court of the State of New York for Summary Judgment in Lieu of Complaint requiring the Company to pay cash owed to Crede. Crede claimed that Precipio had breached a Securities Purchase Agreement and Warrant that Crede entered into in connection with an investment in Transgenomic and that pursuant to those agreements, Precipio owed Crede approximately $2.2 million. On March 12, 2018, Precipio entered into a settlement agreement (the “Crede Agreement”) with Crede pursuant to which Precipio agreed to pay Crede a total sum of $1.925 million over a period of 16 months payable in cash, or at the Company’s discretion, in stock, in accordance with terms contained in the Crede Agreement. As a result of the Crede Agreement, as of December 31, 2017, the Company has recorded a liability of $1.1 million included in other current liabilities on the accompanying consolidated balance sheets, as well as a liability of $0.8 million included in common stock warrant liability on the accompanying consolidated balance sheets related to warrants classified as liabilities that Crede is the holder of. See Note 12 – Fair Value for additional information. During the year ended December 31, 2017, the Company recorded a loss on settlement of equity instruments of approximately $0.6 million related to the Crede Agreement.

9.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company entered into a sixty month operating lease beginning in January 2017, for its facility in New Haven, Connecticut at a monthly rental rate of $13,400 to $14,600 and a sixty-one month operating lease beginning in May 2017, for its facility in Omaha, Nebraska at a monthly rental rate of $2,300 to $2,800.

The future minimum annual lease payments under these operating leases at December 31, 2017 are as follows:

Years Ending December 31,
2018	$195,000
2019	198,000
2020	203,000
2021	208,000
2022	13,000
Total	$817,000

The Company recognizes rent expense on a straight-line basis for all operating leases. Rent expense was $0.2 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

CAPITAL LEASES

The Company has entered into various capital lease agreements to obtain lab equipment. The terms of the capital leases range from five to ten years with interest rates of 7.25%.

An analysis of the property acquired under capital leases at December 31, 2017 and 2016 is as follows.

Classes of Property:	2017	2016
Lab equipment	$296,000	$296,000
Less accumulated amortization	(150,000)	(102,000)
	$146,000	$194,000

Included in cost of diagnostic services is amortization expense related to equipment acquired under capital leases of approximately $48,000 and $45,000 for the years ended December 31, 2017 and 2016 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments.

Years Ending December 31,
2018	$60,000
2019	60,000
2020	36,000
2021	24,000
2022	4,000

Total capital lease obligations	184,000
Less: Amount representing interest	(21,000)
Present value of net minimum lease obligations	163,000
Less, current maturities of capital leases	(50,000)
Capital Leases, long term	$113,000

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2022. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these agreements are as follows:

Years ending December 31,
2018	$209,000
2019	208,000
2020	138,000
2021	99,000
2022	10,000

OTHER CONTRACTUAL COMMITTMENTS

The Company has a $1.925 million contractual commitment with Crede as a result of a settlement agreement the Company reached with Crede on March 12, 2018. See Note 8 – Accrued Expenses And Other Current Liabilities for details on the settlement. The following is a schedule by years of future contractual payments under the settlement:

Years Ending December 31,
2018	$1,000,000
2019	925,000
Total	$1,925,000

LITIGATIONS

The Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.

On February 25, 2016, the Board of Regents of the University of Nebraska (“UNMC”) filed a lawsuit against Transgenomic in the District Court of Douglas County, Nebraska, for breach of contract and seeking recovery of $0.7 million owed by us to UNMC. A $0.4 million liability was recorded and is reflected in accrued expenses at December 31, 2016. We and UNMC entered into a settlement agreement dated February 6, 2017, which included, among other things, a mutual general release of claims, and our agreement to pay $0.4 million to UNMC in installments over a period of time. On September 8, 2017, we and UNMC entered into a First Amendment to the Settlement Agreement with quarterly payments in the amount of $25,000 due commencing on September 15, 2017 and ending on June 15, 2020 and a final payment of $100,000 due on or before September 15, 2020. We made settlement payments totaling of $50,000 during 2017 and a $0.3 million liability has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2017.

On April 13, 2016, Fox Chase Cancer Center (“Fox Chase”) filed a lawsuit against us in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania Civil Trial Division (the “Court of Common Pleas”), alleging, among other things, breach of contract, tortious interference with present and prospective contractual relations, unjust enrichment, fraudulent conversion and conspiracy and seeking punitive damages in addition to damages and other relief. This lawsuit relates to a license agreement Transgenomic entered into with Fox Chase in August 2000, as amended (the “License Agreement”), as well as the assignment of certain of Transgenomic's rights under the License Agreement to Integrated DNA Technologies, Inc. (“IDT”) pursuant to the Surveyor Kit Patent, Technology and Inventory Purchase Agreement Transgenomic entered into with IDT effective as of July 1, 2014 (the “IDT Agreement”). Pursuant to the terms of the IDT Agreement, Transgenomic agreed to indemnify IDT with respect to certain of the claims asserted in the Fox Chase proceeding. On July 8, 2016, the Court of Common Pleas sustained Transgenomic’s preliminary objections to several of Fox Chase’s claims and dismissed the claims for tortious interference, fraudulent conversion, conspiracy, punitive damages and attorney’s fees.  Accordingly, the case was narrowed so that only certain contract claims and an unjust enrichment claim remained pending against Transgenomic.

During June 2017, prior to the Merger, Transgenomic entered into a settlement agreement with Fox Chase (the “Agreement”) to pay $175,000 in three installments.  In August 2017 we made two payments, each in the amount of $60,000 and on October 3, 2017, we made a third and final payment in the amount of $55,000. The three payments total $175,000 which resolved all outstanding claims in the litigation brought in April 2016 by Fox Chase against Transgenomic in the Court of Common Pleas of Philadelphia County (the “Action”). As of April 13, 2018, the case remains pending with the Court as Fox Chase has not caused the Action to be formally dismissed with prejudice as it is obligated per the agreement. Also, on July 13, 2017 we entered into an agreement with its co-Defendant, IDT, regarding our indemnity obligations to IDT for legal fees and expenses incurred in the Action pursuant to the terms of the IDT Agreement in the amount of $139,000. During 2017, we made total payments to IDT in the amount of $139,000 satisfying the agreement. As of December 31, 2017 there are no outstanding amounts owed by us and we have no liabilities recorded within the accompanying consolidated balance sheet related to this matter.

On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. Effective as of October 31, 2017, we and Mount Sinai agreed to enter into a new settlement agreement to restructure these liabilities into a secured, long-term debt obligation of $0.5 million which includes accrued interest at 10% with monthly principal and interest payments of $9,472 beginning in July 2018 and continuing over 48 months and to issue warrants in the amount of 24,900 shares, that are exercisable for shares of our common stock, on a 1-for-1 basis, with an exercise price of $7.50 per share, exercisable on the date of issuance with a term of 5 years. We do not plan to apply to list the warrants on the NASDAQ Capital Market, any other national securities exchange or any other nationally recognized trading system. A $0.5 million liability has been recorded and is reflected in long-term debt within the accompanying consolidated balance sheet at December 31, 2017.

On December 19, 2016, Todd Smith (“Smith”) filed a lawsuit against us in the District Court of Douglas County Nebraska, alleging breach of contract and seeking recovery of $2.2 million owed by us to Smith for costs and damages arising from a breach of our obligations pursuant to a lease agreement between the parties. On April 7, 2017, we entered into a settlement agreement with Smith related to the early termination of our lease for a facility in Omaha, Nebraska. The agreement included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.6 million to Smith in installments through October 2018. During the year ended December 31, 2017, we made payments totaling $0.4 million and a $0.2 million liability has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2017.

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against the Company. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. During the year ended December 31, 2017, we made payments totaling $0.1 million and a $0.2 million liability has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2017.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. During the year ended December 31, 2017, we made payments of less than $0.1 million and a liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2017.

On March 9, 2016, counsel for Edge BioSystems, Inc. (“EdgeBio”) sent a demand letter on behalf of EdgeBio to us in connection with the terms of an Asset Purchase Agreement dated September 8, 2015 (the “EdgeBio Agreement”). EdgeBio alleges, among other things, that certain customers of EdgeBio erroneously remitted payments to us, that such payments should have been paid to EdgeBio and that we failed to remit these funds to EdgeBio in violation of the terms of the EdgeBio Agreement. On September 13, 2016, we received a demand for payment letter from EdgeBio’s counsel alleging that the balance due to EdgeBio is approximately $0.1 million. On September 19, 2017 a summary of action from the Judicial District of New Haven, CT for a judgement of $113,000 was issued. We and Edge-Bio reached an agreement on payment and we paid $63,000 on December 21, 2017 with another $63,000 due within 180 days from the initial payment. A liability of approximately $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2017.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereafter.  Although we intend to defend the lawsuit, there can be no assurance regarding the ultimate outcome of this case. Given the uncertainty of litigation, the legal standards that must be met for, among other things, class certification and success on the merits, we are unable to estimate the amount of loss, or range of possible loss, at this time that may result from this action. In the event that a settlement is reached related to these matters, the amount of such settlement may be material to our results of operations and financial condition and may have a material adverse impact on our liquidity.

On February 20, 2018, Crede Capital Group LLC (“Crede”) filed a lawsuit against us in the Supreme Court of the State of New York for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Crede. Crede claims that Precipio has breached a Securities Purchase Agreement and Warrant that Crede entered into in connection with an investment in Transgenomic and that pursuant to those agreements, we owed Crede the sum of $2.2 million. In addition to the aforementioned sum, Crede also demanded that we pay an additional sum of $3,737.32 per day between the date of the summons and the date that judgment is entered, plus interest. As previously disclosed by us, Crede had sent us a letter claiming that we owed Crede $1.8 million. On March 12, 2018, we entered into a settlement agreement with Crede pursuant to which we agreed to pay Crede a total sum of $1.925 million over a period of 16 months payable in cash, or at the Company’s discretion, in stock, in accordance with terms contained in the Agreement. In accordance with the terms of the agreement and in addition to the agreement to pay, we have also executed and delivered to Crede an affidavit of confession of judgment. Liabilities totaling approximately $1.9 million have been recorded and are reflected in other current liabilities and common stock warrant liability within the accompanying consolidated balance sheet at December 31, 2017. On March 19, 2018 we made the first scheduled payment of $175,000 to Crede.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000. We are currently in discussions with Bio-Rad to reach payment conditions. A liability of less than $0.1 million has been recorded in accounts payable within the accompanying consolidated balance sheet at December 31, 2017.

LEGAL AND REGULATORY ENVIRONMENT

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirement, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers.

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

10.	INCOME TAXES

Impact of the Tax Cuts and Jobs Act

In 2016, Precipio Diagnostics was organized as a limited liability company and operated under the default classification as a partnership until July 31, 2016. Effective August 1, 2016, Precipio Diagnostics elected to be treated as a corporation for tax purposes and as such, a net deferred tax asset, prior to a valuation allowance was created. The Company calculated an income tax provision for period from August 1, 2016 through December 31, 2016.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 34 percent to 21 percent, eliminates the alternative minimum tax (“AMT”) for corporations, and creates a one-time deemed repatriation of profits earned outside of the U.S. The tax rate reduction also resulted in a write-down of the net deferred tax asset of approximately $1.0 million. With the exception of the IPR&D noted below, the write-down of the net deferred tax asset related to the rate reduction resulted in a corresponding write-down of the valuation allowance of approximately $1.3 million.

The Company recorded a deferred tax liability of $0.3 million as of December 31, 2017, related to the acquisition of the IPR&D. This deferred tax liability was recorded to account for the book versus tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the Merger. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. As such, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate primarily to its net operating loss carryforwards and stock based compensation, offset by property and equipment and intangible assets. With the exception of the IPR&D, the Company has recorded a full valuation allowance to offset the net deferred tax assets, because it is not more likely than not that the Company will realize future benefits associated with these net deferred tax assets at December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Company had net deferred tax assets of $1.5 million and $0.7 million, respectively, against which a valuation allowance of $1.8 million and $0.7 million, respectively, had been recorded. The valuation allowance excluded the deferred tax liability for IPR&D assigned as an indefinite life intangible asset for book purposes, also known as a “naked credit” in the amount of $0.3 million at December 31, 2017. The change in the valuation allowance for the year ended December 31, 2017 was an increase of $1.1 million. The increase in the valuation allowance for the year ended December 31, 2017 was mainly attributable to the reverse merger with Transgenomic, for which the Company obtained Transgenomic’s net operating losses, which were limited under the Internal Revenue Code Section 382. In addition, the increase was offset due to the recognition of deferred tax liabilities associated with the book versus tax basis difference of intangible assets purchased. There was also an offsetting decrease attributable to a decrease in the corporate tax rate. Significant components of the Company’s deferred tax assets at December 31, 2017 and 2016 are as follows:

	Dollars in Thousands
	2017	2016
Deferred tax assets:
Net operating loss and credit carryforwards	$5,907	$407
Accrued interest	2	164
Stock-based compensation	61	—
Other	22	110
Gross deferred tax assets	5,992	681
Deferred tax liabilities:
Property and equipment	(32)	—
Intangible assets	(4,145)	—
IPR&D intangible assets	(349)	—
Other	—	(16)
Gross deferred tax liabilities	(4,526)	(16)
Net deferred tax assets	1,466	665
Less valuation allowance	(1,815)	(665)
Net deferred liability	$(349)	$—

The Company’s provision for income taxes for the year ended December 31, 2017 and for the period from August 1, 2016 through December 31, 2016 relates to income taxes in states and other jurisdictions and differs from the amounts determined by applying the statutory federal income tax rate to the loss before income taxes for the following reasons:

	Dollars in Thousands
	2017	For the period from August 1, 2016 through December 31, 2016
Benefit at federal rate	$(7,331)	$(421)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(101)	(27)
Miscellaneous permanent differences	4	2
Warrant liability revaluation	81	—
Capitalized transaction cost	958	—
Impairment of goodwill	3,334	—
Enactment of Tax Cuts and Jobs Act	1,041	—
Change in valuation allowance	2,014	446
Total income tax expense (benefit)	$—	$—

The income tax expense consists of the following at December 31, 2017 and 2016.

Dollars in Thousands
	2017	2016
Federal:
Current	$—	$—
Deferred	—	—
Total Federal	$—	$—
State:
Current	$—	$—
Deferred	—	—
Total State	$—	$—
Foreign:
Current	$—	$—
Deferred	—	—
Total Foreign	$—	$—
Total Tax Provision	$—	$—

The Company had approximately $27 million and $1.0 million of available gross federal and state net operating loss (“NOL”) carryforwards as of December 31, 2017 and 2016, respectively. Section 382 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company reduced its tax attributes (NOLs and tax credits) obtained from the Merger with Transgenomic and the limitation placed on the utilization of its tax attributes, as a substantial portion of the NOLs and tax credits generated prior to the Merger will likely expire unused.

At December 31, 2017 and 2016, and as a result of the limitations under Section 382 of the Internal Revenue Code, the Company had a total of unused federal tax net operating loss carryforwards with expiration dates as follows:

	Dollars in Thousands
	2017	2016
2036	$17,781	$967
2037	9,109	—
Total Federal	$26,890	$967

The Company has adopted guidance on accounting for uncertainty in income taxes which clarified the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. There are no material uncertain tax positions that would require recognition in the financial statements. The Company is obligated to file income tax returns in the U.S. federal jurisdiction and various U.S. states. Since the Company had losses in the past, all prior years that generated NOLs are open and subject to audit examination in relation to the NOL generated from those years. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2014 and forward.

11.	STOCKHOLDERS’ EQUITY (DEFICIT)

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

Restricted stock of 59,563 shares were granted during the year ended December 31, 2017, none of which vested prior to the merger. Upon closing of the merger, all shares fully vested. During 2017, 64,593 shares were released to common stock. We recorded stock compensation expense of approximately $28,000, within operating expense in the accompanying statements of operations, related to the restricted stock that vested during the year ended December 31, 2017.

On the Closing Date, Precipio Diagnostics received 7,356,170 shares of Precipio common stock from the conversion of preferred stock, senior and junior debt, bridge notes and warrants. Also, certain advisors of Precipio Diagnostics received 321,821 shares of Precipio common stock related to services performed in connection with the Merger. The fair value of these advisory shares was $2.2 million at the date of the Merger and is included as a merger advisory fee expense in the accompanying consolidated statements of operations.

As part of the Merger, Precipio Diagnostics also received 200,081 shares of Precipio common stock that have not been issued yet. These shares were originally held for future issuance to advisors pending completion of certain performance obligations, however, these obligations were not met. The shares remain with Precipio Diagnostics as part of the unissued pool. For any shares that remain unissued, it is the intent of the Company to allocate these to Precipio Diagnostics shareholders on a pro rata basis.

Upon completion of the Merger, Transgenomic legacy stockholders had 1,255,119 shares of Precipio common stock outstanding.

Upon the closing of the August 2017 Offering, the Company issued 359,999 shares of its common stock upon conversion of $900,000 of its New Bridge Notes (See Note 7 - Convertible Bridge Notes) and 1,735,419 shares of its common stock upon conversion of its Series A Senior stock (see below - Series A Senior Preferred Stock).

Also, during the year ended December 31, 2017, the Company issued 1,550,485 shares of its common stock in connection with conversions of its Series B Preferred Stock (see below - Series B Preferred Stock) and 142,857 shares of its common stock in connection with conversions of its Series C Preferred Stock (see below - Series C Preferred Stock).

On February 12, 2018, the Company issued 1,814,754 shares of its common stock in exchange for approximately $1.9 million of debt obligations. The $1.9 million in obligations is included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2017. See Note 8.

Series A and Series B Preferred Stock.

Prior to the Merger and as of December 31, 2016, under Precipio Diagnostics, the Company had outstanding preferred units of 367,299 for Series A and 412,806 for Series B (collectively, the "Precipio Diagnostics Preferred Stock"). These units were recapitalized and were included in preferred stock. On the Closing Date, the outstanding preferred units for the Precipio Diagnostics Preferred Stock, along with the related accumulated dividends, were converted into common shares of the Company.

In March 2016, the Company entered into a redemption and exchange agreement with certain member's relating to their 275,237 Preferred A Units and 208,087 Preferred B Units, related to the Precipio Diagnostics Preferred Stock. Under the terms of the agreement, the unit holders would exchange their units in the Company for the issuance of debt. The aggregate purchase price per the agreement was the member's initial investment of $750,000 for Preferred A Units and $965,000 for Preferred B Units, along with a preferred return of 8%, recorded as a dividend in the amount of $432,716. In addition to the debt issued as consideration for the members' preferred units

Preferred Stock.

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

At December 31, 2017, the Company had designated, issued and outstanding shares of Series A Senior in the amount of 4,100,000, 1,712,901 and zero, respectively.

Series B Preferred Stock.

On August 25, 2017, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with the State of Delaware which designates 6,900 shares of our preferred stock as Series B Preferred Stock. The Series B Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. The Series B Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent dividends are also paid on the common stock).

On August 28, 2017, the Company completed the August 2017 Offering of 6,000 units consisting of one share of the Company’s Series B Preferred Stock, which is convertible into 400 shares of common stock, par value $0.01 per share, at a conversion price of $2.50 per share, and one warrant to purchase up to 400 shares of common stock (the “August 2017 Offering Warrants”) at a combined public offering price of $1,000 per unit. The August 2017 Offering included the sale of 280,000 August 2017 Offering Warrants pursuant to the over-allotment option exercised by Aegis Capital Corp. (“Aegis”) for $0.01 per share or $2,800. The Offering was completed pursuant to the terms of an underwriting agreement dated as of August 22, 2017 (the “Underwriting Agreement”) between the Company and Aegis. The net proceeds received by the Company from the sale of the units was approximately $5.0 million, after deducting underwriting discounts and estimated offering expenses, which have been recorded as stock issuance costs within additional paid in capital.

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

The conversion price of the Series B Preferred Stock contains a down round feature. As discussed in Note 2 of the accompanying consolidated financial statements, the Company early adopted ASU 2017-11, which allowed the Company to treat the preferred stock as equity classified, despite the down round provision. The Company will recognize the effect of the down round feature when it is triggered. At that time, the effect would be treated as a deemed dividend and as a reduction of income available to common shareholders in our basic earnings per share calculation.

In November 2017, the down round feature of the Series B Preferred Stock was triggered at the time of the Company’s issuance of its Series C Preferred Stock and, as a result, the conversion price of the Series B Preferred Stock was reduced from $2.50 per share to $1.40 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $2.0 million which was recognized as a deemed dividend at time of the down round adjustment.

During the year ended December 31, 2017, 3,613 shares of Series B Preferred Stock were converted into 1,550,485 shares of our common stock.

At December 31, 2017, the Company had designated, issued and outstanding shares of Series B in the amount of 6,900, 6,900 and 2,387, respectively.

Series C Preferred Stock

On November 6, 2017, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with the State of Delaware which designates 2,748 shares of our preferred stock as Series C Preferred Stock. The Series C Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share.

On November 2, 2017, the Company entered into a Placement Agency Agreement (the “Placement Agreement”) with Aegis Capital Corp. for the sale on a reasonable best efforts basis of 2,748 units, each consisting of one share of the Company’s Series C Preferred Stock, convertible into a number of shares of the Company’s common stock equal to $1,000 divided by $1.40 and warrants to purchase up to 1,962,857 shares of common stock with an exercise price of $1.63 per share (the “Series C Warrants”) at a combined offering price of $1,000 per unit, in a registered direct offering (the “Series C Preferred Offering”). The Series C Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent dividends are also paid on the common stock). The securities comprising the units are immediately separable and were issued separately.

The gross proceeds to the Company from the sale of the Series C Preferred Stock and Series C Warrants, before deducting the placement agent fee and other estimated offering expenses payable by the Company and assuming no exercise of the Series C Warrants, were $2,748,000. The offering closed on November 9, 2017.

For purposes of recording this transaction, the gross proceeds of $2.8 million from the Series C Preferred Offering were allocated to the Series C Preferred Stock and the Series C Warrants based on their relative fair values at the date of issuance. The portion allocated to the Series C Preferred stock was $1.5 million with the remaining $1.3 million allocated to the Series C Warrants. As a result of the allocation of the proceeds, we determined that there was a beneficial conversion feature in connection with the issuance of the Series C Preferred Stock since the calculated effective conversion price was at a discount to the fair market value of the Company's common stock at issuance date. The Company recognized the full beneficial conversion feature in the amount of $1.2 million as a deemed dividend at time of issuance.

The Series C Preferred Offering required the Company to adjust downward the exercise and conversion prices of various warrants and Series B Preferred Stock that were outstanding at the time of the closing of the Series C Preferred Offering due to the down round provisions contained in certain of the Company's warrants and Series B Preferred Stock.

During the year ended December 31, 2017, 200 shares of Series C Preferred Stock were converted into 142,857 shares of our common stock. At December 31, 2017, the Company had designated, issued and outstanding shares of Series C in the amount of 2,748, 2,748 and 2,548, respectively.

Liquidation Preferences.

The following is the liquidation preferences for the Company’s preferred stock;

The Series B Preferred Stock and Series C Preferred Stock have identical terms regarding liquidation preferences. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the holders shall be entitled to receive out of the assets of the Corporation an amount equal to the par value, plus any accrued and unpaid dividends thereon, for each share of Preferred Stock before any distribution or payment shall be made to the holders of the Common Stock, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares. If all amounts were paid in full; and thereafter, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Preferred Stock were fully converted to Common Stock which amount shall be paid pari passu with all holders of Common Stock.

For Series A Senior preferred stock, upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets of the Corporation an amount equal to the greater of the (A) the sum of (1) 1.5 times the Series A Stated Value as adjusted for any stock dividends, combinations or splits with respect to such shares plus (2) all accrued but unpaid Series A Preferred Payments through the Liquidation Event, as adjusted for any stock dividends, combinations or splits with respect to such shares and (B) such amount per share of the Series A Preferred as would have been payable had each share been converted into Common Stock immediately prior to such Liquidation Event.

Common Stock Warrants.

Prior to the Merger, in connection with the line of credit with Connecticut Innovations, the Company issued warrants to purchase 8,542 Series A Preferred shares of the Company, which were classified as an equity warrant, at an exercise price of $2.93 per unit, subject to adjustments as defined in the warrant agreement. The warrants were valued at $6,000 at the date of the grant utilizing the Black-Sholes model (volatility 40%, expected life 7 years, and risk free rate .36%). The value of the warrants was treated as a debt discount. At the Merger date, the warrants were exercised for $25,000 and then converted into shares of Precipio common stock.

In connection with the Webster Bank agreement, the Company issued 7 years warrants to purchase 20,000 Series B Preferred shares of the Company. At the Merger date, Webster Bank declined to exercise their warrants and, per the terms of the warrant agreement, the warrants were retired.

During 2016, Precipio Diagnostics issued common warrant units, which allows the holders to collectively purchase common units of the Company, representing approximately 60% of the Company at the time of exercise. At the time of issuance, this represented 1,958,166 common units. The common warrant units had a $0.00 exercise price with a ten year expiration date. The common warrant units were classified as equity awards and the fair value upon issuance was calculated utilizing a discounted cash flow analysis to value the Company's equity and an option pricing method to allocate the value of the equity. The fair value of the warrants was determined directly utilizing the option pricing method as the exercise price was $0.00. The aggregate value of the common warrant units was $1,421,738, which was considered a deemed dividend. At the time of the Merger, these warrants were converted into 1,958,166 shares of Precipio common stock.

Warrants Assumed in Merger

At the time of the Merger, Transgenomic had a number of outstanding warrants related to various financing transactions that occurred between 2013-2016. Details related to year issued, expiration date, amount of underlying common shares and exercise price are included in the table below.

2017 New Bridge Warrants

During the year ended December 31, 2017, prior to the Merger, Transgenomic completed the sale of the 2017 Bridge Notes in the amount of $1.2 million and the issuance of the 2017 Bridge Warrants to acquire 40,000 shares of the Company's common stock at an exercise price of $15.00 per share, subject to anti-dilution protection. Aegis acted as placement agent for the bridge financing and received Aegis Warrants to acquire 5,600 shares of Transgenomic common stock at an exercise price of $15.00 per share. The Aegis Warrants are identical to the 2017 Bridge Warrants except that the Aegis Warrants do not have anti-dilution protection. (See Note 7 - Convertible Bridge Notes).

In connection with the Merger, the holders of the 2017 Bridge Notes, the 2017 Bridge Warrants and the Aegis Warrants agreed to exchange the 2017 Bridge Notes, the 2017 Bridge Warrants and the Aegis Warrants for 2017 New Bridge Notes and the 2017 New Bridge Warrants to acquire 45,600 shares of our common stock. (See Note 7 - Convertible Bridge Notes). The initial exercise price of the 2017 New Bridge Warrants was $7.50 (subject to adjustments). These warrants had a one-time down round provision that if the Company completed a Qualified Offering (as defined in the 2017 New Bridge Warrants), the exercise price of the 2017 New Bridge Warrants would become the lower of (i) $7.50 or (ii) 110% of the per share offering price in the Qualified Offering, but in no event lower than $1.50 per share. As a result of the Series B Preferred Stock issued in the August 2017 Offering, the exercise price of the 2017 New Bridge Warrants was adjusted to $2.75 per share, and the down round provision for these warrants no longer exists after this adjustment.

At issuance, the 2017 New Bridge Warrants had a fair value of $211,000 and were recorded as a debt discount to the related 2017 New Bridge Notes I, with the corresponding entry to additional paid in capital as the warrants were considered classified as equity in accordance with GAAP. At the time the exercise price was adjusted, due to the down round provision triggered by the August 2017 Offering, the Company calculated the fair value of the down round provision on the warrants to be approximately $12,000 and recorded this as deemed dividend.

Side Warrants

In connection with the bridge financing and the assumption of certain obligations by an entity controlled by Mark Rimer (a director of the Company), the Company issued to that entity Side Warrants to purchase an aggregate of 91,429 shares of the Company's common stock at an exercise price of $7.00 per share (subject to adjustment), with a fair value of $487,000 at the date of issuance. The Side Warrants have a term of 5 years and are exercisable as to 22,857 shares of the Company's common stock upon grant and as to 68,572 shares of the Company's common stock upon the entity’s performance of the assumed obligations. All performance obligations have been met and the Company has recorded merger advisory expense of $487,000 related to the Side Warrants during the year ended December 31, 2017.

August 2017 Offering Warrants

In connection with the August 2017 Offering, the Company issued 2,680,000 warrants at an exercise price of $3.00, which contain a down round provision. The August 2017 Offering Warrants were exercisable immediately and expire 5 years from date of issuance. The terms of the August 2017 Offering Warrants prohibit a holder from exercising its August 2017 Offering Warrants if doing so would result in such holder (together with its affiliates) beneficially owning more than 4.99% of the Company’s outstanding shares of common stock after giving effect to such exercise, provided that, at the election of a holder and notice to the Company, such beneficial ownership limitation may be increased to 9.99% of the Company’s outstanding shares of common stock after giving effect to such exercise.

As a result of the Series C Preferred Offering, the exercise price of the August 2017 Offering Warrants was adjusted to $1.40 per share. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $211,000 and recorded this as a deemed dividend.

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

Note Conversion Warrants

Upon the closing of the August 2017 Offering, $900,000 of the Company’s New Bridge Notes were converted into an aggregate of 359,999 shares of the Company's common stock and 359,999 Note Conversion Warrants. The Note Conversion Warrants have an exercise price of $3.00 per share and a five year term. The exercise price contains a down round provision. The conversion of the Company's New Bridge Notes was treated as an induced conversion and at the date of the conversion the Company recorded an expense of approximately $1.0 million which is included in loss on extinguishment of debt and induced conversion of convertible bridge notes in our consolidated statements of operations (See Note 7 - Convertible Bridge Notes).

As a result of the Series C Preferred Offering, the exercise price of the Note Conversion Warrants was adjusted to $1.40 per share. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $28,000 and recorded this as a deemed dividend.

Convertible Promissory Note Warrants

On August 31, 2017, the Company made a payment of $83,333, two-thirds of the then outstanding principal amount, which was more than 10 days after the Deferred Maturity Date and constituted an event of default under the terms of the Note (the “Deferred Maturity Date Event of Default”). The Company received a waiver for the Deferred Maturity Date Event of Default. As discussed in Note 6 – Long-Term Debt, in connection with the waiver obtained, the Company issued the Convertible Promissory Note Warrants to purchase 10,000 shares of the Company’s common stock. The issuance date of the Convertible Promissory Note Warrants was October 3, 2017. They have an exercise price of $3.00 per share, which contain a down round provision, and were exercisable immediately and expire 5 years from date of issuance. The fair value of the warrants at date of issuance of approximately $15,000 was recorded as interest expense and included in the consolidated statements of operations for the year ended December 31, 2017.

As a result of the Series C Preferred Offering, the exercise price of the Convertible Promissory Note Warrants was adjusted to $1.40 per share. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $1,000 and recorded this as a deemed dividend.

Series C Warrants

In connection with the Series C Preferred Offering, the Company issued 1,962,857 warrants at an exercise price of $1.63, which contain a down round provision. Series C Warrants are exercisable on the six-month anniversary of the date of issuance and expire 5 years from date they are initially exercisable. The terms of the Series C Warrants prohibit a holder from exercising its Series C Warrants if doing so would result in such holder (together with its affiliates) beneficially owning more than 4.99% of the Company’s outstanding shares of common stock after giving effect to such exercise, provided that, at the election of a holder and notice to the Company, such beneficial ownership limitation may be increased to 9.99% of the Company’s outstanding shares of common stock after giving effect to such exercise.

The following represents a summary of the warrants outstanding as of December 31, 2017:

Issue Year		Expiration	Underlying Shares	Exercise Price
Warrants Assumed in Merger
(1)	2013	January 2018	23,055	$270.00
(2)	2014	April 2020	12,487	$120.00
(3)	2015	February 2020	23,826	$67.20
(4)	2015	December 2020	4,081	$49.80
(5)	2015	January 2021	38,732	$36.30
(6)	2016	January 2021	29,168	$36.30

Warrants
(7)	2017	June 2022	45,600	$2.75
(8)	2017	June 2022	91,429	$7.00
(9)	2017	August 2022	2,680,000	$1.40
(10)	2017	August 2022	60,000	$3.125
(11)	2017	August 2022	856,446	$10.00
(12)	2017	August 2022	359,999	$1.40
(13)	2017	October 2022	10,000	$1.40
(14)	2017	May 2023	1,962,857	$1.63
			6,197,681

(1)	These warrants were issued in connection with an offering which was completed in January 2013.

(2)	These warrants were issued in connection with a private placement which was completed in October 2014.

(3)	These warrants were issued in connection with an offering which was completed in February 2015.

(4)	These warrants were issued in connection with an offering which was completed in July 2015.

(5)	These warrants were originally issued in connection with an offering in July 2015, and were amended in connection with an offering which was completed in January 2016.

(6)	These warrants were issued in connection with an offering which was completed in January 2016.

(7)	These warrants were issued in connection with the Merger and are the 2017 New Bridge Warrants discussed above.

(8)	These warrants were issued in connection with the Merger and are the Side Warrants discussed above.

(9)	These warrants were issued in connection with the August 2017 Offering and are the August 2017 Offering Warrants discussed above.

(10)	These warrants were issued in connection with the August 2017 Offering and are the Representative Warrants discussed above.

(11)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering, and are the Series A Conversion Warrants discussed above.

(12)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed above.

(13)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed above.

(14)	These warrants were issued in connection with the Series C Preferred Offering and are the Series C Warrants discussed above.

In the fourth quarter of 2017, the Company entered into Settlement Agreements with certain of its accounts payable and accrued liability vendors (the “Creditors”) pursuant to which the Company agreed to issue, to certain of its Creditors, 108,112 warrants to purchase 108,112 shares of the Company’s common stock at an exercise price of $7.50 per share. The warrants were issued in February 2018. See Note 6 – Long-Term Debt.

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

2016 Warrant Liability

The Company assumed the 2016 Warrant Liability in the Merger and it represents the fair value of Transgenomic warrants issued in January 2016, of which, 25,584 warrants remain outstanding as of December 31, 2017. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our consolidated Statement of Operations.

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. Assumptions and inputs used in the valuation of the common stock warrants include: remaining life to maturity of three years; annual volatility of 136%; and a risk-free interest rate of 1.98%.

During the year ended December 31, 2017, the change in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
For the Year Ended
December 31, 2017
Beginning balance at January 1	$—
Additions - liability assumed in the Merger	615
Total (gains) or losses:
Recognized in earnings	226
Balance at December 31	$841

13.	EQUITY INCENTIVE PLAN

The Company's 2006 Equity Incentive Plan (the "2006 Plan") was terminated as to future awards on July 12, 2016. The Company's 2017 Stock Option and Incentive Plan (the "2017 Plan") was adopted by the Company's stockholders on June 5, 2017 and will expire on June 5, 2027. There are 666,666 shares of common stock reserved for issuance under the 2017 Plan.

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

The company accounts for all stock-based compensation payments to employees and directors, including grants of employee stock options, at fair value and expenses the benefit in operating expense in the consolidated statements of operations over the service period of the awards. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate and estimated forfeiture rate.

Stock Options.

During the year ended December 31, 2017, The Company granted stock options to employees and directors to purchase up to 232,332 shares of common stock at a weighted average exercise price of $1.85. These awards have vesting periods of three to four years and had a weighted average grant date fair value of $1.59. The fair value calculation of options granted during 2017 used the follow assumptions: risk free interest rates of 1.87% to 2.01%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 118% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the year ended December 31, 2017:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2017	24,600	$107.83
Granted	232,332	1.85
Forfeited	(20,448)	68.39
Outstanding at December 31, 2017	236,484	$7.12
Exercisable at December 31, 2017	13,161	$93.27

As of December 31, 2017, there were 180,645 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 9.6 years.

During both of the years ended December 31, 2017 and 2016, we recorded compensation expense for all stock awards of less than $0.1 million within operating expense in the accompanying statements of operations. As of December 31, 2017, the unrecognized compensation expense related to unvested stock awards was $0.3 million, which is expected to be recognized over a weighted-average period of 3.6 years.

Stock Appreciation Rights (“SARs”)

As of December 31, 2017, zero SARs shares were outstanding. During year ended December 31, 2017, the SARs liability decreased approximately $8,000 and at December 31, 2017, no liability was recorded in accrued expenses since there were no shares outstanding.

14.	SALES SERVICE REVENUE, NET AND ACCOUNTS RECEIVABLE

Sales

Revenue includes service revenue (patient diagnostic services and contract diagnostic services) and clinical research grants. The following table summarizes service revenue, net of contractual allowances, for the years ended December 31, 2017 and 2016:

	2017	2016
Service revenue	$2,565	$3,385
Less: contractual allowances and adjustments	(863)	(1,284)
Service revenue, net	$1,702	$2,101

The following summarizes by payer type for the years ended December 31, 2017 and 2016:

	2017	2016
Medicaid	$39	$25
Medicare	569	688
Self-pay	103	253
Third party payers	500	1,135
Contract diagnostic services	491	—
	$1,702	$2,101

Revenue from the Medicare and Medicaid programs account for a portion of the Company’s patient diagnostic service revenue. Laws and regulations governing those programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Revenue from clinical research grants are federal or state grants awarded to the Company to fund salaries, fringe benefits, and the purchase of supplies and equipment for specific research and development projects. Clinical research grant revenue of $0.3 million in 2017 includes grants from the National Cancer Institute of the National Institutes of Health and from the State of Nebraska Department of Economic Development. The project activities involved development of ICE COLD-PCR to interrogate multiple genes taken from blood samples. The grant period ended December 31, 2017.

The Company recognized revenue from three and two customers in 2017 and 2016, respectively, that represented in the aggregate 50 percent (ranging from 15 to 20 percent) and 33 percent (ranging from 15 to 18 percent) of net revenues, respectively. No other customers represented 10% or greater of net revenue.

Accounts Receivable

The Company has provided an allowance for potential credit losses, which has been determined based on management’s industry experience. The Company grants credit without collateral to its patients, most of who are insured under third party payer agreements.

The following summarizes the mix of receivables for the years ended December 31, 2017 and 2016:

	2017	2016
Medicaid	$37	$22
Medicare	256	232
Self-pay	53	63
Third party payers	1,066	881
Contract diagnostic services	445	—
Other	—	—
	$1,857	1,198
Less allowance for doubtful accounts	(1,127)	(810)
Accounts receivable, net	$730	$388

15.	SUBSEQUENT EVENTS

Loan Agreement

On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with the Connecticut Department of Economic and Community Development (the “DECD”) by which the Company received a grant of $100,000 and a loan of $300,000 secured by substantially all of the Company’s assets (the “DECD 2018 Loan”.) The DECD 2018 Loan has a maturity date of January 27, 2028 and an annual interest rate of 3.25% with principal and interest payments due monthly.

Amendment of the 2017 Stock Option and Incentive Plan

On January 31, 2018, at a special meeting of the stockholders of the Company, the stockholders approved an amendment and restatement of the Company’s 2017 Stock Option and Incentive Plan (the “2017 Plan”) to:

•	increase the aggregate number of shares authorized for issuance under the 2017 Plan by 5,389,500 shares to 6,056,166 shares and cumulatively increased on January 1, 2019 and on each January 1 thereafter by the lesser of the annual increase for such year or 500,000 shares;
•	increase the maximum number of shares that may be granted in the form of stock options or stock appreciation rights to any one individual in any one calendar year and the maximum number of shares underlying any award intended to qualify as performance-based compensation to any one individual in any performance cycle, in each case to 1,000,000 shares of Common Stock; and
•	add an “evergreen” provision, pursuant to which the aggregate number of shares authorized for issuance under the 2017 Plan will be automatically increased each year beginning on January 1, 2019 by 5% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company’s Board of Directors or Compensation Committee.

Equity Purchase Agreement

On February 8, 2018 the Company entered into an equity purchase agreement (the “Purchase agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $8,000,000 (the “Aggregate Amount”) of shares (the “Shares”) of the Company’s common stock from time to time, at the Company’s option. Shares offered and sold prior to February 13, 2018 were issued pursuant to the Company’s shelf registration statement on Form S-3 (and the related prospectus) that the Company filed with the Securities and Exchange Commission (the “SEC”) and which was declared effective by the SEC on February 13, 2015 (the “Shelf Registration Statement”).

Sales of the Company’s common stock, if any, may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price equal to 97.25% of the volume weighted average sales price of the common stock reported on the date that Leviston receives a capital call from the Company.

Leviston purchased 721,153 shares (the “Investor Shares”) of the Company’s common stock following the close of business on February 9, 2018, subject to customary closing conditions, at a price per share of $1.04. The shares were sold pursuant to the Shelf Registration Statement. The net proceeds to the Company from this sale were approximately $744,000.

In consideration of Leviston’s agreement to enter into the Purchase Agreement, the Company agreed to pay to Leviston a commitment fee in shares of the Company’s common stock equal in value to 5.25% of the total Aggregate Amount (the “Commitment Shares”), payable as follows: 1.75% on or before February 12, 2018. This amount, of $140,000, was paid to Leviston through the issuance of 170,711 shares of the Company’s common stock on February 12, 2018; 1.75% on the third calendar day after the date on which the registration statement on Form S-1 that the Company plans to file with the SEC is declared effective by the SEC; and 1.75% on the thirtieth calendar day after the date on which such registration statement on Form S-1 is declared effective by the SEC.

The Company agreed to pay to Leviston, on each day that Leviston receives a capital call from the Company, all expenses associated with depositing, clearing, selling and mailing of the stock certificates, a fee of 0.75% of any amount purchased by Leviston. Also, the Company paid $35,000 to Leviston for a documentation fee for preparing the Purchase Agreement. Leviston will refund the Company $15,000 if certain future conditions are met.

Because the Company’s existing registration statement on Form S-3 expired on February 13, 2018 and, due to the timing of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, the Company will not be eligible to file a new Form S-3 registration statement until September 1, 2018, the Company agreed to prepare and file with the SEC a registration statement on Form S-1 the (“S-1 Registration Statement”), by April 15, 2018 and to use reasonable best efforts to cause the S-1 Registration Statement to be declared effective by the SEC within ninety days thereafter. If the Company does not file the S-1 Registration Statement with the SEC by April 15, 2018, the Company will be required to pay to Leviston liquidated damages in the amount of $100,000, and liquidated damages on a sliding scale each day thereafter. The Company is also required to pay liquidated damages of $100,000 on each event of default under the Purchase Agreement. The Company has provided Leviston with customary indemnification rights under the Purchase Agreement.

As a result of the issuance of the Investor Shares, the conversion price of the Company’s Series C Preferred Stock was automatically adjusted from $1.40 per share to $1.04 per share, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $1.40 per share to $1.04 per share and the exercise price of certain warrants to purchase shares of the Company’s common stock that contain down round provisions was automatically adjusted to $1.04 per share.

Issuance of Common Stock

On February 12, 2018 the Company issued 1,814,754 shares of its common stock, par value $0.01 per share to several of its trade creditors that are unaffiliated with the Company in exchange for cancellation of an aggregate of $1.9 million of indebtedness to such trade creditors. (See Note 6 – Long-Term Debt for additional information). The shares were issued pursuant to the Company’s Shelf Registration Statement.

Preferred Stock induced conversions

On March 21, 2018, the Company entered into a Letter Agreement (the “Agreement”) with certain holders (the “Investors”) of shares of the Company’s Series B Preferred Stock and Series C Preferred Stock ( together the “Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), issued in the Company’s public offering in August 2017 and registered direct offering in November 2017. Pursuant to the Agreement, the Company and the Investors agreed that, as a result of the issuance of shares of Common Stock pursuant to that Purchase Agreement, dated February 8, 2018, by and between the Company and the investor named therein, and effective as of the time of execution of the Agreement, the exercise price of the Warrants was reduced to $0.75 per share (the “Exercise Price Reduction”) and the conversion price of the Preferred Stock was reduced to $0.75 (the “Conversion Price Reduction”). As consideration for the Company’s agreement to the Exercise Price Reduction and the Conversion Price Reduction, (i) each Investor agreed to convert the shares of Preferred Stock held by such Investor into shares of Common Stock in increments of up to 4.99% of the shares of Common Stock outstanding as of the date of the Agreement and (ii) one Investor agreed to exercise 666,666 Warrants and another Investor agreed to exercise 500,000 Warrants in increments of up to 4.99% of the shares of Common Stock outstanding as of the date of the Agreement, in each case in accordance with the beneficial ownership limitations set forth in the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock and the Warrants. These transactions resulted in net cash proceeds to the Company of $0.2 million as of April 13, 2018.

Nasdaq Delisting Notice

On March 26, 2018, Precipio, Inc. received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of the Company’s common stock for the preceding 30 consecutive business days (February 9, 2018 to March 23, 2018) that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2). The Notice has no immediate effect on the listing of Precipio’s common stock, and its common stock will continue to trade on the Nasdaq Capital Market under the symbol “PRPO” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Precipio has a period of 180 calendar days, or until September 24, 2018 to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of Precipio’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.

If Precipio is not in compliance with the Minimum Bid Price Requirement by September 24, 2018, Nasdaq may provide Precipio with a second 180 calendar day period to regain compliance. To qualify for the second 180 calendar day period, the Company would be required to (i) meet the continued listing requirement for the Nasdaq Capital Market for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and (ii) notify Nasdaq of its intent to cure its noncompliance with the Minimum Bid Price, including by effecting a reverse stock split, if necessary. If Precipio does not indicate its intent to cure the deficiency or if it does not appear to Nasdaq that it would be possible for the Company to cure the deficiency, Precipio would not be eligible for the second 180 calendar day period, and its common stock would then be subject to delisting from the Nasdaq Capital Market.

If Precipio does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that Precipio’s common stock will be subject to delisting.  Precipio would then be entitled to appeal the Nasdaq Staff’s determination to a Nasdaq Listing Qualifications Panel and request a hearing.

The Company intends to monitor the closing bid price of its common stock and consider its available options to resolve its noncompliance with the Minimum Bid Price Requirement. No determination regarding Precipio’s response to the Notice has been made at this time. There can be no assurance that Precipio will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as defined in Rule 13(a)-15(f) under the Exchange Act as of December 31, 2017. Management’s assessment of internal control over financial reporting was conducted using the criteria in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that the Company’s internal control over financial reporting is effective.

(c)	Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

We are continuing to integrate legacy internal controls over financial reporting into our financial reporting framework. Such changes have resulted, and may continue to result in changes in our internal control over financial reporting results that materially affect our internal control over financial reporting. Management has increased the Company’s technical accounting abilities through the hiring of consultants experienced in such matters, and as such, material weaknesses related to complex transactions have been alleviated. Other than the changes that have and may continue to result from such integration, there has been no change in our internal control over financial reporting during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We continue to integrate the business processes and information systems in effect prior to the reverse merger, including internal controls.

As a smaller reporting company, the Company is not required to include in this Annual Report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

NAME	AGE	Position
Ilan Daniel	46	Chief Executive Officer and Director
Michael Luther	61	Director, Member of Audit Committee and Compensation Committee
David Cohen	59	Director
Douglas Fisher	41	Director, Member of the Compensation Committee and Audit Committee
Jeffrey Cossman	70	Director, Member of the Compensation Committee and the Nominating and Corporate Governance Committee
Samuel Riccitelli	59	Chairman, Director, Member of the Audit Committee and the Nominating and Corporate Governance Committee
Mark Rimer	36	Director, Member of the Compensation Committee and the Nominating and Corporate Governance Committee

Set forth below is information concerning the age, principal occupation, employment and directorships during the past financial year and positions within the Company of each director, and the year in which he first became a director of the Company.

Samuel Riccitelli, Chairman, age 59. Mr. Riccitelli has been an independent consultant since February 2017. Mr. Riccitelli served as President and Chief Executive Officer from October 2012 to February 2017 and on the Board of Directors since June 2014 of Miragen Therapeutics, Inc. (formerly Signal Genetics, Inc.), a publicly traded molecular diagnostic company. From July 2011 to October 2012, Mr. Riccitelli was an independent consultant. From October 2001 to June 2011, he served as the Executive Vice President and Chief Operating Officer of Genoptix, Inc., a publicly traded diagnostic services company focused on the needs of community hematologists and oncologists. From 1995 to 2001, he served in a number of research and development and general management leadership positions for Becton, Dickinson and Company. From 1989 to 1994, he served in several positions at Puritan-Bennett Corporation, including, most recently, as general manager. Mr. Riccitelli has served as a member of the board of directors of Orthopediatics, Inc. since December 2017. Mr. Riccitelli also served on the Board of Directors of Exagen Diagnostics, Inc. from October 2011 to September 2014. He received a B.A. in Biology from Washington and Jefferson College and a M.S. Eng. degree from The University of Texas in Mechanical & Biomedical Engineering. Mr. Riccitelli was appointed as director of the Company since the Merger on June 2017. We believe Mr. Riccitelli’s deep experience in the diagnostics field, chiefly as COO of Genoptix, one of the industry’s leading diagnostic companies; as well as his experience as CEO of Signal Genetics, a publicly-traded diagnostics company, provides substantial executive experience in both the industry, and knowledge of public markets.

Mark Rimer, age 36. Mr. Rimer has been a partner at Kuzari Group, a boutique private investment group with a broad mandate to invest in full or partial buy-outs, growth capital, and venture capital across a broad range of industries since September 2009. Mr. Rimer serves on the Board of Directors of several companies, including Precipio, and is actively involved in business development roles at numerous portfolio companies. Prior to joining Kuzari, Mr. Rimer worked for a London-based private equity group, RP Capital Group, managing a number of investments across several emerging markets. Mr. Rimer is a Chartered Accountant, earned an undergraduate degree in Politics and Economics from Bristol University and an MBA from the NY Stern School of Business. Mr. Rimer was appointed as director of the Company in March 2012. Mr. Rimer has been an investor in Precipio from its inception. He brings with him not only a strong financial, accounting and investment background, but also a deep familiarity with the Company’s business model and its evolution over the years.

Jeffrey Cossman, M.D., age 70. Dr. Cossman was a founder of and served as Chief Executive Officer and Chairman of the Board at United States Diagnostic Standards, Inc. from 2009 to 2014, and as a member of the Board of The Personalized Medicine Coalition from 2008 to 2014. Prior to that, he served as Chief Scientific Officer and as member of the Board of Directors of The Critical Path Institute, and as Medical Director of Gene Logic, Inc. He was Professor and Chairman of the Department of Pathology at Georgetown University Medical Center where he held the Oscar Benwood Hunter Chair of Pathology and he served as Senior Investigator in Hematopathology at the National Cancer Institute. He is currently a medical advisor to Epigenomics AG. Dr. Cossman holds a B.S. from the University of Michigan and an M.D. from the University of Michigan Medical School. He is board-certified in pathology and trained in pathology and hematopathology at the University of Michigan, Stanford University and the National Institutes of Health. Dr. Cossman was appointed as director of the Company since September 2017. The Board believes that, as former chair of the department of pathology of Georgetown University, a premier academic institution, Dr. Cossman provides significant insight and guidance as to how the company should execute on its model. Furthermore, his experience in the molecular field is significant to the Company’s strategy.

Douglas Fisher, M.D., MBA, age 41. Dr. Fisher is currently an Executive in Residence at InterWest Partners LLC, a venture capital firm, where he has worked since March 2009. Dr. Fisher also works and serves as the Chief Business Officer at Sera Prognostics, Inc. since January 2015. Prior to joining InterWest, Dr. Fisher served as Vice President of New Leaf Venture Partners LLC, a private equity and venture capital firm, from January 2006 to March 2009. Prior to joining New Leaf, Dr. Fisher was a project leader with The Boston Consulting Group, Inc., a global management consulting firm, from November 2003 to February 2006. He currently serves on the board of Obalon Therapeutics, Inc., Gynesonics, Inc. and Indi Molecular, Inc., and previously served on the board of QuatRx Pharmaceuticals Company, Cardiac Dimensions, PMV Pharmaceuticals, Inc. and Sera Prognostics, Inc. Dr. Fisher holds an A.B. and a B.S. from Stanford University, an M.D. from the University of Pennsylvania School of Medicine and an MBA from The Wharton School of Business at the University of Pennsylvania. Mr. Fisher was appointed as director of the Company since September 2017. Dr. Fisher’s diverse background as both a physician, and an investor in biotech markets, is extremely beneficial to the Board in planning the Company’s strategic growth and how to approach and manage the financial markets.

David Cohen, age 59. Mr. Cohen is the Chief Operating Officer and co-owner of Standard Oil of Connecticut, Inc., the largest independent petroleum retailing company in Connecticut. He founded several highly successful ventures, including: Standard Security Systems, a provider of electronic security services; ResCom Energy, a multi-state supplier of deregulated electricity; Moneo Technology Solutions, a provider of security and network infrastructure solutions; and My Gene Counsel, a cancer bioinformatics company. Mr. Cohen is also a highly experienced investor in numerous start-up and early stage businesses. He currently serves on the Boards of: eBrevia, Emme Controls, Foresite MSP, My Gene Counsel, The Platt & LaBonia Company, and Sirona Medical Technologies. Mr. Cohen holds a B.A. from Harvard College and an MBA from the Harvard Business School. Mr. Cohen was appointed as director of the Company since November 2017. Mr. Cohen brings to the Board a wealth of experience as a serial entrepreneur that has built several successful companies, as well as a strong investment track record. Mr. Cohen has been an early-stage investor in Precipio and brings his deep familiarity of the business to help guide management and the Board in its strategy.

Michael Luther, PhD, age 61. Dr. Luther has served as President and Chief Executive Officer of Bantam Pharmaceutical, LLC, a pharmaceutical company focused on the discovery and development of compounds to treat cancer with a focus on RNA translation, since March 2016. From October 2013 to October 2015, Dr. Luther was Senior Vice President and General Manager, Discovery and Development Services, at Albany Molecular Research, Inc. (NASDAQ: AMRI), a global contract research and manufacturing organization offering drug discovery, development and manufacturing services, where he was responsible for the strategic, operational and business development activities for Albany Molecular Research, Inc.’s global discovery and development divisions. From August 2012 to September 2013, Dr. Luther was Corporate Vice President of Global Discovery Research Services at Charles River Laboratories (NYSE: CRL), a global provider of products and services to pharmaceutical and biotechnology companies, government agencies and academic institutions, where he served as the general manager of the firm’s discovery business unit, including developing and implementing strategic and operating plans. Prior to his role at Charles River, from March 2009 to August 2012, he was President and a member of the Board of Directors of the David H. Murdock Research Institute, a non-profit contract research organization located in Kannapolis, North Carolina, where he led and directed all activities of the institute, including applied research and development activities. From November 2006 to March 2009, Dr. Luther held the position of Vice President and Site Head at Merck Frosst, a pharmaceutical company in Montreal, Canada, focused on the delivery of Phase I product candidates from target to clinic for novel therapeutics in respiratory and metabolic disorders. Prior to Merck Frosst, from 1991 to 2006, he held positions of increasing responsibilities at GlaxoSmithKline, a global healthcare company that researches and develops a broad range of innovative medicines and brands, culminating in his appointment as Vice President, High Throughput Biology. Dr. Luther holds a Bachelor of Science degree in Biology and Chemistry from North Carolina State University, a Master in Business Administration from Duke University, Fuqua School of Business, and a Ph.D. in Biophysical Chemistry from Saint Louis University School of Medicine. He served as a member of the Board of Directors of Islet Sciences, Inc., a biopharmaceutical company (OTC: ISLT), from March 2014 to June 2015. The Board selected Dr. Luther to serve as a director because it believes he possesses valuable experience in the healthcare and pharmaceutical industries and extensive strategic, scientific and business experience in such industries, which brings a unique and valuable perspective to the Board. Dr. Luther was appointed as director of the Company since April 2014.

Ilan Danieli, age 46. Mr. Danieli was the founder of Precipio Diagnostics LLC and has been its chief executive officer since 2011. Mr. Danieli assumed the role of Director of Precipio, Inc at the time of the Merger. With over 20 years managing small and medium-size companies, some of his previous experiences include COO of Osiris, a publicly-traded company based in New York City with operations in the US, Canada, Europe and Asia; VP of Operations for Laurus Capital Management, a multi-billion dollar hedge fund; and various other entrepreneurial ventures. Mr. Danieli holds an MBA from the Darden School at the University of Virginia, and a BA in Economics from Bar-Ilan University in Israel.

Code of Business Conduct and Ethics

Our Board has adopted a code of ethical conduct that applies to our principal executive officer, principal financial officer and senior financial management. This code of ethical conduct is embodied within our Code of Business Conduct and Ethics, which applies to all persons associated with our Company, including our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Business Conduct and Ethics is available in the Investor Relations section of our website at www.precipiodx.com. In order to satisfy our disclosure requirements under Item 5.05 of Form 8-K, we will disclose amendments to, or waivers of, certain provisions of our Code of Business Conduct and Ethics relating to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver. The Code provides that any waivers of, or changes to, the Code that apply to the Company’s executive officers or directors may be made only by the Audit Committee. In addition, the Code includes updated procedures for non-executive officer employees to seek waivers of the Code.

Involvement in Certain Legal Proceedings

No director, executive officer, promoter or person of control of our Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

We are not engaged in, nor are we aware of any pending or threatened, litigation in which any of our directors, executive officers, affiliates or owner of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us.

Corporate Governance

Board Leadership Structure

Our Board has determined that having an independent director serve as the Chairperson of the Board is in the best interests of our stockholders. Our Chairperson of the Board is Samuel Riccitelli. Ilan Danieli, CEO, is the only member of our Board who is not an independent director. We believe that this leadership structure enhances the accountability of our CEO to the Board and strengthens the Board’s independence from management. While both Mr. Riccitelli and Mr. Danieli are actively engaged in significant matters affecting our Company, such as long-term strategy, we believe splitting these leadership positions enables Mr. Danieli to focus his efforts on running our business and managing our Company while permitting Mr. Riccitelli to focus on the governance of our Company, including Board oversight.

Director Attendance at Meetings

Our Board conducts its business through meetings of our Board, both in person and telephonic, and actions taken by written consent in lieu of meetings. During the year ended December 31, 2017, our Board held four meetings. All directors attended at least 75% of the meetings of our Board and of the committees of our Board on which they served during 2017.

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

The Audit Committee operates under a written charter which is available in the Investor Relations section of our website at www.precipiodx.com. The Audit Committee is required to be composed of directors who are independent under the rules of the SEC and the listing standards of The Nasdaq Stock Market LLC (“NASDAQ”).

The current members of the Audit Committee are directors Mr. Riccitelli, the Chairperson of the Audit Committee, Dr. Fisher and Dr. Luther, all of whom have been determined by the Board to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members. The Board has determined that Mr. Riccitelli, Dr. Fisher and Dr. Luther each qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes Oxley Act of 2002. The Audit Committee met one time during 2017 and did not take any actions by written consent.

REPORT OF THE AUDIT COMMITTEE

Precipio’s management is responsible for the preparation of the its financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Marcum LLP (“Marcum”) acts as Precipio’s independent registered public accounting firm and they are responsible for conducting an independent audit of Precipio’s annual financial statements in accordance with auditing standards generally accepted in the United States of America and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed Precipio’s audited financial statements for the year ended December 31, 2017 with management of Precipio and with representatives of Marcum. The Audit Committee's discussions with Marcum also included the matters required by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (PCAOB). In addition, the Audit Committee received the written disclosures and the letter from Marcum required by applicable requirements of the PCAOB regarding its communications with the Audit Committee concerning independence, and has discussed with Marcum its independence from Precipio and its management.

Based on the foregoing, the Audit Committee has recommended to the Board of Directors, and the Board of Directors has approved, that the audited financial statements of Precipio for the year ended December 31, 2017 be included in the Company’s Annual Report on Form 10-K for filing with the SEC.

Mr. Samuel Riccitelli

Michael A. Luther, Ph.D.

Douglas Fisher, MD

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

The Compensation Committee operates under a written charter which is available on our website at www.precipiodx.com. All members of the Compensation Committee must satisfy the independence requirements of NASDAQ applicable to compensation committee members.

The Compensation Committee currently consists of directors Dr. Luther, Mr. Rimer, Dr. Cossman and Dr. Fisher. Dr. Luther was Chairperson of the Compensation Committee form the Merger date to February 8, 2018. On February 8, 2018, Dr. Fisher was appointed Chairperson of the Compensation Committee. Each of the Compensation Committee members has been determined by the Board to be independent under NASDAQ listing standards applicable to compensation committee members. The Compensation Committee met two times during 2017 and did not take any actions by written consent.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies, reviews and evaluates candidates to serve on the Board; reviews and assesses the performance of the Board and the committees of the Board; and assesses the independence of our directors. The Nominating and Corporate Governance Committee is also responsible for reviewing the composition of the Board’s committees and making recommendations to the entire Board regarding the chairpersonship and membership of each committee. In addition, the Nominating and Corporate Governance Committee is responsible for developing corporate governance principles and periodically reviewing and assessing such principles, as well as periodically reviewing the Company’s policy statements to determine their adherence to the Company’s Code of Business Conduct and Ethics.

The Nominating and Corporate Governance Committee has adopted a Director Nominees Consideration Policy, whereby Board candidates are identified primarily through suggestions made by directors, management and stockholders of the Company. We have implemented no material changes to the procedures by which stockholders may recommend nominees for the Board. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders that are submitted in writing to the Company’s Corporate Secretary in a timely manner and which provide necessary biographical and business experience information regarding the nominee. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the criteria considered by the Nominating Committee, based on whether or not the candidate was recommended by a stockholder. The Board does not prescribe any minimum qualifications for director candidates, and all candidates for director will be evaluated based on their qualifications, diversity, age, skill and such other factors as deemed appropriate by the Nominating and Corporate Governance Committee given the current needs of the Board, the committees of the Board and the Company. Although the Nominating and Corporate Governance Committee does not have a specific policy on diversity, it considers the criteria noted above in selecting nominees for directors, including members from diverse backgrounds who combine a broad spectrum of experience and expertise. Absent other factors which may be material to its evaluation of a candidate, the Nominating and Corporate Governance Committee expects to recommend to the Board for selection incumbent directors who express an interest in continuing to serve on the Board. Following its evaluation of a proposed director’s candidacy, the Nominating and Corporate Governance Committee will make a recommendation as to whether the Board should nominate the proposed director candidate for election by the stockholders of the Company.

The Nominating and Corporate Governance Committee operates under a written charter which is available on our website at www.precipiodx.com. No member of the Nominating and Corporate Governance Committee may be an employee of the Company and each member must satisfy the independence requirements of NASDAQ and the SEC.

The Nominating and Corporate Governance Committee currently consists of directors Dr. Cossman, Mr. Riccitelli and Mr. Rimer, each of whom has been determined by the Board to be independent under NASDAQ listing standards. The Nominating and Corporate Governance Committee did not meet or take any actions by written consent during 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, certain officers and beneficial owners of more than 10% of our outstanding common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. We believe all Section 16 reports were filed in a timely manner during 2017.

Information Regarding Executive Officers

A list of our section 16 executive officers and executive management together with biographical information appears below.

Executive Management

NAME	AGE	Position
Ilan Danieli	46	Chief Executive Officer
Carl R. Iberger	65	Chief Financial Officer

Mr. Danieli was the founder of Precipio Diagnostics LLC and was the Chief Executive Officer of Precipio Diagnostics LLC since 2011. Mr. Danieli assumed the role of Chief Executive Officer of Precipio, Inc. at the time of the Merger. With over 20 years managing small and medium-size companies, some of his previous experiences include COO of Osiris, a publicly-traded company based in New York City with operations in the US, Canada, Europe and Asia; VP of Operations for Laurus Capital Management, a multi-billion dollar hedge fund; and in various other entrepreneurial ventures. Ilan holds an MBA from the Darden School at the University of Virginia, and a BA in Economics from Bar-Ilan University in Israel.

Mr. Iberger was named Chief Financial Officer in October 2016. For the years 1990 through 2015, Mr. Iberger held the positions of Chief Financial Officer and Executive Vice President at Dianon Systems, DigiTrace Care Services and SleepMed, Inc. Mr. Iberger has significant diagnostic healthcare experience in mergers and acquisitions, private equity transactions, public offerings and executive management in high growth environments. Mr. Iberger holds a Masters Degree in Finance from Hofstra University and a Bachelor of Science Degree in Accounting from the University of Connecticut.

Executive Management

Name	Age	Positon with the Company
Stephen Miller	51	Chief Commercial Officer
Ahmed Zaki Sabet	32	Chief Operating Officer
Ayman A. Mohamed	33	SVP R&D and Laboratory Operations

Mr. Miller currently serves as the Chief Commercial Officer of Precipio, joining Precipio from Transgenomic Inc. where he served as SVP & General Manager since 2013. Mr. Miller has over 25 years’ experience in the diagnostic and biotechnology sectors, with in-depth experience in developing and implementing business strategies. Mr. Miller also has broad experience successfully leading sales, marketing, reimbursement and business development. Prior to joining Precipio, Mr. Miller held executive commercial positions at BG Medicine and Mira Dx. He also held a variety of key positions within Athena Diagnostics with responsibilities for reimbursement, corporate accounts, business development, marketing and sales. His last position with Athena was as the Vice President of Sales & Marketing as that company grew from $6 million to over $100 million in sales. Mr. Miller received a B.A. in Business Psychology from Miami University.

Mr. Sabet is a founder of Precipio Diagnostics, LLC and was named Chief Operating Officer of Precipio, Inc. in June 2017 after serving as Vice President Operations for Precipio Diagnostics, LLC since 2011.

Mr. Mohamed is a founder of Precipio Diagnostics, LLC and was named Senior Vice President R&D and Laboratory Operations of Precipio, Inc. in June 2017 after serving as Vice President of Precipio Diagnostics, LLC since 2011.

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

In addition, our Audit Committee has adopted a written Related Party Transactions Policy. Under our Related Party Transactions Policy, if any director or executive officer or any immediate family member or related entity of a related person proposes to enter into a transaction, or if the Company proposes to enter into a transaction with a 5% beneficial owner of our common stock, then, prior to entering into such transaction, the related person must notify the Company’s Compliance Officer (currently, the Interim Chief Financial Officer) and provide sufficient knowledge regarding the proposed transaction as is reasonably available to assist the Compliance Officer in determining whether approval of the Audit Committee is required. The Audit Committee must review and consider any proposed related person transaction, and the Audit Committee will only approve the transactions it deems are fair to and in the best interests of the Company. Additionally, the Audit Committee may ratify transactions that were previously unapproved if it finds the transactions are fair to and in the best interests of the Company. There are no related party transactions to report during fiscal year 2017.

Director Independence

Our Company is governed by our Board. Currently, each member of our Board, other than Ilan Danieli, Chief Executive Officer, is an independent director and all standing committees of our Board are composed entirely of independent directors, in each case under NASDAQ’s independence definition applicable to boards of directors. For a director to be considered independent, our Board must determine that the director has no relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. In determining the independence of members of the Compensation Committee, NASDAQ listing standards require our Board to consider certain factors, including but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by us to the director, and (2) whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. Under our Compensation Committee Charter, members of the Compensation Committee also must qualify as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The independent members of the Board are Michael A. Luther, Jeffery Cossman, M.D., Douglas Fisher, M.D., David Cohen, Mark Rimer and Samuel Riccitelli.

Information Regarding Executive Officers

Our section 16 Executive Officers, their ages and their respective positions are identified above in Item 1.

Family Relationships

There are no family relationships between or among any of our executive officers or directors.

Item 11. Executive Compensation

The information set forth under the captions “Director Compensation,” “Named Executive Officer Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein.

2017 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation awarded to, paid to or earned by our “named executive officers” for services rendered during fiscal years 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Ilan Danieli (2)	2017	250,000	106,666	11,979	(3)	368,645
Chief Executive Officer	2016	200,000	-	17,234	(4)	217,234

Carl R. Iberger (5)	2017	200,000	106,666	-		306,666
Chief Financial Officer	2016	53,750	-	-		53,750

(1) The amounts in this column reflect the aggregate grant date fair value of the stock option awards granted during the respective fiscal year as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. The amounts shown do not correspond to the actual value that will be recognized by the named executive officer. The assumptions used in the calculation of these amounts are included in Note 13 “Equity Incentive Plan” to the consolidated financial statements for the year ended December 31, 2017.

(2) Mr. Danieli was appointed our Chief Executive Officer effective as of June 29, 2017. No employment contract has been executed at the time of this filing. Prior to the merger, Mr. Danieli was the Chief Executive Officer of Precipio Diagnostics since November 2011.

(3) Amounts paid to Mr. Danieli in 2017 consisted of $11,979 in health insurance premiums.

(4) Amounts paid to Mr. Danieli in 2016 consisted of $13,634 in health insurance premiums and $3,600 in auto allowance.

(5) Mr. Iberger was appointed our Chief Financial Officer effective June 29, 2017. Prior to the merger, Mr. Iberger was the Chief Financial Officer of Precipio Diagnostics since October 1, 2016.

2017 Grants of Option Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2017 to our named executive officers and directors. The stock option awards granted in fiscal year 2017 were granted under the Company’s 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”). During the year ended December 31, 2017, no other equity awards were granted to our named executive officers and directors. See the notes below the table for details on option vesting schedules.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Price of Option Awards ($/sh) (1)	Grant Date Fair Value of Option Awards ($)(2)
Ilan Danieli
Stock options (3)	9/26/17	66,666	1.87	106,666

Carl R. Iberger
Stock options (3)	9/26/17	66,666	1.87	106,666

(1) The exercise price of the stock awards represents the fair market value of our common stock on the date of grant as defined in the 2017 Plan.

(2) The amount in this column reflects the aggregate grant date fair value of each stock award granted to our named executive officers and directors during the fiscal year as computed in accordance with ASC 718, excluding the effect of estimated forfeitures. The amounts shown do not correspond to the actual value that will be recognized by the named executive officer. The assumptions used in the calculation of these amounts are included in Note 13 “Equity Incentive Plan” to the consolidated financial statements for the year ended December 31, 2017.

(3) 25% of the options shall vest on the first anniversary of the grant and thereafter the reminder shall vest by 36 equal monthly installments (total of 4 years) and so long as the executive officer remains an employee of the Company or a Subsidiary on such dates.

Outstanding Equity Awards at Fiscal 2017 Year-End

The following table provides certain information concerning outstanding option awards held by our named executive officers as of December 31, 2017. As of December 31, 2016, no other equity awards granted to our named executive officers were outstanding.

		Stock Option Awards
Name	SARs and Option Award Grant Date	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date
Ilan Danieli	9/26/2017	0	66,666	1.87	9/26/2027
Carl Iberger	9/26/2017	0	66,666	1.87	9/26/2027

(1) The award vests over a four year period. Twenty-five per cent of the options vest on the first anniversary of the grant and thereafter the reminder shall vest by 36 equal monthly installments (total of 4 years) and so long as the executive officer remains an employee of the Company or a Subsidiary on such dates.

Fiscal Year 2017 Option Exercises and Stock Vested

No stock options were exercised by either of our named executive officers during fiscal year 2017.

Agreements with Our Named Executive Officers

No employment agreements have been entered into for Ilan Danieli, Chief Executive Officer, or Carl R. Iberger, Chief Financial Officer, as of the date of this filing. The Company intends to enter into employment agreements with the named officers but no date has been established by the Board of Directors at this time.

Compensation Risk Analysis

We have reviewed our material compensation policies and practices for all employees and have concluded that these policies and practices are not reasonably likely to have a material adverse effect on us. While risk-taking is a necessary part of growing a business, our compensation philosophy is focused on aligning compensation with the long-term interests of our stockholders as opposed to rewarding short-term management decisions that could pose long-term risks.

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

Our Board has the authority to approve all compensation payable to our directors, although our Compensation Committee is responsible for making recommendations to our Board regarding this compensation. Additionally, our Chief Executive Officer may also make recommendations or assist our Compensation Committee in making recommendations regarding director compensation. Our Board and Compensation Committee annually review our director compensation.

Cash Compensation

Directors who are also our employees are not separately compensated for serving on the Board other than reimbursement for out-of-pocket expenses related to attendance at Board and committee meetings. Independent directors are paid an annual retainer of $20,000 and receive reimbursement for out-of-pocket expenses related to attendance at Board and committee meetings. Independent directors serving on any committee of the Board are paid an additional annual retainer of $2,500 unless they are also a chairperson of a committee. The chairperson of the Audit Committee receives an additional annual retainer of $8,000 and the chairperson of any other committee receives an additional annual retainer of $4,000.

In 2017, the directors were granted a non-qualified option to purchase 7,000 shares of our common stock. The options vest in full on the third anniversary of the grant date. A complete list of the grants is set and their terms are set out below.

Director Summary Compensation Table

The following table provides information regarding our compensation for non-employee directors during the year ended December 31, 2017. Directors who are our employees did not receive compensation for serving on the Board or its committees in fiscal year 2017.

Name	Fees Earned or Paid in Cash(3) ($)	Option Awards ($) (1)	Total ($)
Samuel Riccitelli	44,000	11,200	55,200
David Cohen	30,000	8,190	38,190
Michael A. Luther, Ph.D.	45,000	11,200	56,200
Douglas Fisher	42,000	11,200	53,200
Mark Rimer	39,000	11,200	50,200
Jeffrey Cossman	42,000	11,200	53,200
Robert M. Patzig(2)	30,000	11,200	41,200

(1)	The amounts reflected in this column reflect the grant date fair value of each option award granted during 2017, as determined in accordance with FASB ASC Topic 718. Actual table with grant dates and details appear below.
(2)	Mr. Patzig resigned from the Board effective November, 8 2017, and the option awards included in this table were canceled as of that date.
(3)	Directors are accruing cash compensation and no compensation has been paid to date.

Equity Compensation Plan Information

The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of December 31, 2017.

	(a)	(b)	(c)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
Equity compensation plans approved by security holders	236,484 (1)	$7.12	441,334 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	236,484	$7.12	441,334

(1)	Includes shares of our common stock issuable upon exercise of options to purchase common stock awarded under our 2006 Plan and 2017 Plan.

(2)	All shares of our common stock available for future issuance are from our 2017 Plan. The 2006 Plan was terminated as to future awards on July 12, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information known to the Company with respect to beneficial ownership of the Company’s common stock by its directors, by its named executive officers, by all of its current executive officers and directors as a group, and by each person the Company believes beneficially owns more than 5% of its outstanding common stock as of March 31, 2018. Percentage ownership calculations for beneficial ownership for each person or entity are based on 19,668,572 shares outstanding as of March 31, 2018. The number of shares beneficially owned by each person or group as of March 31, 2018 includes shares of the Company’s common stock that such person or group had the right to acquire on or within 60 days after March 31, 2018, including, but not limited to, upon the exercise of options, warrants to purchase common stock or the conversion of securities into common stock. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Precipio, Inc., 4 Science Park, New Haven, CT 06511.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Randal J. Kirk (1)	1,768,915	8.8%

Executive Officers and Directors:
Ilan Danieli (2)	169,714	*
Carl R. Iberger (3)	17,060	*
Jeffrey Cossman, M.D. (4)	15,776	*
Michael A. Luther (5)	16,110	*
David S. Cohen (6)	1,086,647	5.5%
Samuel Riccitelli (4)	15,776	*
Mark Rimer (7)	1,252,673	6.3%
Douglas Fisher, M.D. (4)	15,776	*
All executive officers and directors as a group (8 persons) (8)	2,589,532	13.1%

*	Represents beneficial ownership of less than 1% of the shares of Common Stock.

(1)	Consists of (i) 1,359,121 shares of Common Stock and (ii) 409,794 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock that are currently exercisable. Based solely on information provided to the Company by the stockholder and disclosed in a Schedule 13D/A filed on September 5, 2017. The total of the shares of Common Stock and the warrants to purchase shares of Common Stock are held by the following companies: Third Security Senior Staff 2008 LLC, Third Security Staff 2010 LLC, Third Security Incentive 2010 LLC and Third Security Staff 2014 LLC. These companies are managed by Third Security, LLC, which is managed by Randal J. Kirk. Mr. Randal J. Kirk could be deemed to have indirect beneficial ownership of these shares. The business address of these beneficial owners is 1881 Grove Avenue, Radford, Virginia 24141.

(2)	Consists of 169,714 shares of Common Stock owned by IDP Holdings, LLC. Mr. Danieli is the sole member and manager of IDP Holdings, LLC.

(3)	Consists of 17,060 shares of Common Stock owned by Mr. Iberger.

(4)	Consists of 15,776 shares of Common Stock issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days after March 31, 2018.

(5)	Consists of 16,110 shares of Common Stock issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days after March 31, 2018.

(6)	Consists of (i) 860,881 shares of Common Stock; (ii) 210,379 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock that are currently exercisable; and (iii) 15,387 shares of Common Stock issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days after March 31, 2018. Based on information provided to the Company by the stockholder and disclosed in a Schedule 13G filed on July 11, 2017. The business address for David S. Cohen is 299 Bishop Avenue, Bridgeport, Connecticut 06610.

(7)	Consists of (i) 686,874 shares of Common Stock held by Chenies Investor LLC; (ii) 340,913 shares of Common Stock held by Chenies Management LLC; (iii) 4,179 shares of Common Stock held by Precipio Employee Holdings, LLC; (iv) warrants to purchase 175,390 shares of Common Stock held by Chenies Investor LLC; (v) warrants to purchase 29,541 shares of Common Stock held by Chenies Management LLC; and (vi) 15,776 shares of Common Stock issuable upon the exercise of stock options that are exercisable or will become exercisable within 60 days after March 31, 2018 held directly by Mr. Rimer. Mr. Rimer is managing member of Chenies Investor LLC and Chenies Management LLC. Based on information provided to the Company by the stockholder and disclosed in a Schedule 13D/A filed on October 17, 2017.

(8)	Includes shares which may be acquired by executive officers and directors as a group within 60 days after March 31, 2018 through the exercise of stock options or warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have been a party to the following transactions since January 1, 2017 in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

Between March 2017 and June 2017, Mr. Cohen, a member of our Board of Directors, purchased convertible promissory notes, or the Notes, from us in an aggregate principal amount of $225,000 and bearing interest at 8% per year. In connection with the closing of our underwritten public offering in August 2017, or the Offering, the aggregate principal amount under the Notes, together with approximately $50,000 in accrued interest and a redemption payment in accordance with the terms of the Notes, converted into 110,027 shares of our common stock and warrants to purchase 110,027 shares of our common stock.

In connection with the Merger with Precipio Diagnostics, LLC in June 2017, we issued to Mr. Cohen 562,708 shares of our common stock and 158,940 shares of our Series A Senior Convertible Preferred Stock, or Series A Preferred Stock, in respect of the units of Precipio Diagnostics, LLC held by Mr. Cohen. In June 2017, Mr. Cohen also purchased 26,764 shares of Series A Preferred Stock for approximately $100,000. In connection with the closing of the Offering, all of our Series A Preferred Stock converted into shares of common stock, including shares of Series A Preferred Stock issued to the holders of Series A Preferred Stock as the Series A Preferred Payment (as defined in our Certificate of Designation of Series A Senior Convertible Preferred Stock), and we issued warrants to purchase shares of our common stock to the former holders of Series A Preferred Stock as consideration for the conversion of their shares of Series A Preferred Stock into shares of common stock. As a result of the foregoing transactions, we issued to Mr. Cohen 188,146 shares of our common stock and warrants to purchase 92,852 shares of common stock.

Between March 2017 and June 2017, Mr. Rimer, a member of our Board of Directors and an affiliate (“Mr. Rimer”), purchased convertible promissory notes, or the Notes, from us in an aggregate principal amount of $75,000 and bearing interest at 8% per year. In connection with the closing of our underwritten public offering in August 2017, or the Offering, the aggregate principal amount under the Notes, together with approximately $17,000 in accrued interest and a redemption payment in accordance with the terms of the Notes, converted into 29,880 shares of our common stock and warrants to purchase 29,880 shares of our common stock.

In connection with the Merger with Precipio Diagnostics, LLC in June 2017, we issued to Mr. Rimer 963,857 shares of our common stock and 257,147 shares of our Series A Senior Convertible Preferred Stock, or Series A Preferred Stock, in respect of the units of Precipio Diagnostics, LLC held by Mr. Rimer. In June 2017, Mr. Rimer also purchased 69,586 shares of Series A Preferred Stock for approximately $260,000. In connection with the closing of the Offering, all of our Series A Preferred Stock converted into shares of common stock, including shares of Series A Preferred Stock issued to the holders of Series A Preferred Stock as the Series A Preferred Payment (as defined in our Certificate of Designation of Series A Senior Convertible Preferred Stock), and we issued warrants to purchase shares of our common stock to the former holders of Series A Preferred Stock as consideration for the conversion of their shares of Series A Preferred Stock into shares of common stock. As a result of the foregoing transactions, we issued to Mr. Cohen 332,909 shares of our common stock and warrants to purchase 166,454 shares of common stock. In addition, in connection with the Merger, the Company issued Mr. Rimer Side Warrants to purchase an aggregate of 91,429 shares of the Company's common stock at an exercise price of $7.00 per share (subject to adjustment).

Family Relationships

There are no family relationships between or among any of our executive officers or directors.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows information about fees that were billed or were expected to be billed by Marcum LLP, our independent registered public accounting firm, for each of the last two fiscal years.

	2017	2016
Audit fees	$353,790	$203,000
Audit-related fees	9,015	7,965
Tax fees	3,560	24,065
Total fees	$366,365	$235,030

Audit Fees. Audit fees consist of services rendered for the audit of our financial statements.

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

All Other Fees. None.

Pre-Approval of Audit and Non-Audit Services

Under the Audit Committee Charter, the Audit Committee is required to pre-approve all audit and non-audit services to be provided to us by our independent registered public accounting firm and its member firms. All services provided by our independent registered public accounting firm in 2017 were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1	Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2017 and 2016.

Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2017 and 2016.

Consolidated Statements of Stockholders’ Equity (Deficit) of the Registrant and Subsidiary for the years ended December 31, 2017 and 2016.

Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2017 and 2016.

Notes to Consolidated Financial Statements of the Registrant and Subsidiary.

2	Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

3	Exhibits. The following exhibits are filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger, dated October 12, 2016 by and among Transgenomic, Inc., New Haven Labs Inc. and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on October 13, 2016).
2.2	First Amendment to Agreement and Plan of Merger, dated as of February 3, 2017 by and among Transgenomic, Inc., New Haven Labs Inc. and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on February 2, 2017).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 27, 2017 by and among Transgenomic, Inc., New Haven Labs Inc. and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 30, 2017).
3.1	Third Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K filed on June 30, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 30, 2017).
3.3	Certificate of Elimination (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on June 30, 2017).
3.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 31, 2017).
3.5	Certificate of Designation for Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on November 6, 2017).
4.1	Form of Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000).
4.2	Form of Offering Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 23, 2017).
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 23, 2017).
4.4	Form of Conversion Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on August 23, 2017).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 6, 2017).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 13, 2017).
10.1	License Agreement between the Company and Dana-Farber Cancer Institute dated October 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 5, 2009).
10.2	Waiver Letter Agreement by and among the Company, Potomac Capital Partners, L.P., MAZ Partners, LP, David Wambeke and Craig-Hallum Capital Group, LLC dated as of January 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 17, 2017).
10.3	First Amendment to Unsecured Convertible Promissory Note by and among the Company and MAZ Partners LP, dated as of January 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 20, 2017).
10.4	Termination and Tenth Amendment to Loan and Security Agreement, dated as of February 3, 2017, by and among Third Security Senior Staff 2008 LLC, as administrative agent and a lender, the other lenders party thereto and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 2, 2017).
10.5	Promissory Note, dated February 2, 2017 between the Company and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 3, 2017).
10.6	Securities Purchase Agreement, dated as of April 13, 2017 by and between the Company and the investors set forth on Schedule A attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 17, 2017).
10.7	Form of Promissory Note, issued by the Company to certain investors, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 17, 2017).
10.8	Form of Warrant to Purchase Common Stock, issued by the Company to certain investors, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 17, 2017).
10.9	Precipio Diagnostics, LLC Subordinated Promissory Note, issued by Precipio to the Company, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 17, 2017).
10.10	Subordination Agreement, dated as of April 13, 2017, by and between the Company and Webster Bank, National Association (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on April 17, 2017).

10.11	Side Letter to extend Maturity Date of Unsecured Convertible Promissory Note by and between the Company and MAZ Partners LP, dated as of June 21, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 27, 2017).
10.12†	Amended and Restated 2017 Stock Option and Incentive Plan (incorporated by reference to Annex D of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017).
10.13†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 28, 2017).
10.14†	Form of Non-Qualified Stock Option Agreement for Company Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 28, 2017).
10.15†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on June 28, 2017).
10.16	Securities Purchase Agreement with the Private Placement Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 30, 2017).
10.17	Investors’ Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 30, 2017).
10.18	Exchange Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 30, 2017).
10.19	New Bridge Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on June 30, 2017).
10.20	Form of New Bridge Promissory Note (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on June 30, 2017).
10.21	Form of New Bridge Warrant (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on June 30, 2017).
10.22	Form of Side Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on June 30, 2017).
10.23#	Amended and Restated Pathology Services Agreement, dated March 21, 2017, by and between the Company and Yale University (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on July 31, 2017).
10.24	Lease, dated July 11, 2017, by and between the Company and Science Park Development Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8K/A filed on July 31, 2017).
10.25	Underwriting Agreement, dated August 22, 2017, by and among the Company and the underwriters party thereto (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on August 23, 2017).
10.26	Placement Agency Agreement, dated as of November 2, 2017, by and between Precipio, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 3, 2017). ‘
10.27	Debt Settlement Agreement, dated October 31, 2017, by and among Precipio, Inc., the Creditors and Collateral Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 6, 2017).
10.28	Security Agreement, dated October 31, 2017, by and between Precipio, Inc. and Collateral Services LLC, in its capacity as collateral agent for the Vendors (as defined therein) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 6, 2017).
10.29	Amendment, dated November 9, 2017, to Placement Agency Agreement, dated November 2, 2017, by and between Precipio, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 13, 2017).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Marcum LLP.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
#	Confidential treatment has been requested or granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April 2018.

Precipio, Inc.

By:	/s/ ILAN DANIELI
Ilan Danieli, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Danieli	Director and Chief Executive Officer	April 13, 2018
Ilan Danieli	(Principal Executive Officer)

/s/ Carl R. Iberger	Chief Financial Officer	April 13, 2018
Carl R. Iberger	(Principal Financial and Accounting Officer)

/s/ Samuel Riccitelli	Chairman of the Board of Directors	April 13, 2018
Samuel Riccitelli

/s/ Michael A. Luther	Director	April 13, 2018
Michael A. Luther

/s/ Mark Rimer	Director	April 13, 2018
Mark Rimer

/s/Douglas Fisher, M.D.	Director	April 13, 2018
Douglas Fisher, M.D.

/s/ Jeffrey Cossman, M.D.	Director	April 13, 2018
Jeffrey Cossman, M.D.

/s/ David Cohen	Director	April 13, 2018
David Cohen

