Form 10-Q
period 2018-03-31
Precipio, Inc.
filed 2018-05-21
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

As of May 18, 2018, the number of shares of common stock outstanding was 19,668,572.

PRECIPIO, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$286	$421
Accounts receivable, net	552	730
Inventories, net	159	161
Other current assets	209	430
Total current assets	1,206	1,742

PROPERTY AND EQUIPMENT, NET	333	353

OTHER ASSETS:
Goodwill	4,391	4,685
Intangibles, net	20,138	20,458
Other assets	25	22
Total assets	$26,093	$27,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$676	$587
Accounts payable	4,956	5,103
Current maturities of capital leases	51	50
Accrued expenses	1,529	1,248
Deferred revenue	189	66
Other current liabilities	1,350	2,982
Total current liabilities	8,751	10,036
LONG TERM LIABILITIES:
Long-term debt, less current maturities and discounts	2,894	2,829
Common stock warrant liability	124	841
Capital leases, less current maturities	100	113
Deferred tax liability	349	349
Other long-term liabilities	467	67
Total liabilities	12,685	14,235
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively, 47 and 4,935 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2018 and December 31, 2017, 19,668,572 and 10,196,620 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	197	102
Additional paid-in capital	47,192	44,465
Accumulated deficit	(33,981)	(31,542)
Total stockholders’ equity	13,408	13,025
	$26,093	$27,260

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
SALES
Service revenue, net	$791	$303
Other	5	—
Revenue, net of contractual allowances and adjustments	796	303
less allowance for doubtful accounts	(84)	(55)
Net sales	712	248
COST OF SALES	688	182
Gross profit	24	66
OPERATING EXPENSES:
Operating expenses	2,178	662
Impairment of goodwill	294	—
TOTAL OPERATING EXPENSES	2,472	662
OPERATING LOSS	(2,448)	(596)
OTHER INCOME (EXPENSE):
Interest expense, net	(8)	(162)
Warrant revaluation	261	—
Gain on settlement of liability, net	141	—
Loss on settlement of equity instruments	(385)	—
	9	(162)
LOSS BEFORE INCOME TAXES	(2,439)	(758)
INCOME TAX EXPENSE	—	—
NET LOSS	(2,439)	(758)

Deemed dividends related to beneficial conversion feature of preferred stock and fair value of consideration issued to induce conversion of preferred stock	(3,514)	—
TOTAL DIVIDENDS	(3,514)	—
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,953)	$(758)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.47)	$(1.69)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	12,576,037	449,726

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,439)	$(758)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	352	24
Amortization of deferred financing costs and debt discount	1	6
Gain on settlement of liability, net	(141)	—
Loss on settlement of equity instrument	385	—
Stock-based compensation	82	—
Impairment of goodwill	294	—
Provision for losses on doubtful accounts	84	55
Warrant revaluation	(261)	—
Changes in operating assets and liabilities:
Accounts receivable, net	94	(47)
Inventories, net	2	(6)
Other assets	218	4
Accounts payable	(44)	169
Accrued expenses and other liabilities	228	227
Net cash used in operating activities	(1,145)	(326)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	—
Net cash used in investing activities	(5)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(12)	(11)
Issuance of common stock, net of issuance costs	618	—
Proceeds from exercise of warrants	225	—
Proceeds from long-term debt	300	265
Proceeds from convertible bridge notes	—	100
Principal payments on long-term debt	(116)	(46)
Net cash flows provided by financing activities	1,015	308
NET CHANGE IN CASH	(135)	(18)
CASH AT BEGINNING OF PERIOD	421	51
CASH AT END OF PERIOD	$286	$33

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$6	$15
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Purchases of equipment financed through accounts payable	7	—
Deferred debt issuance cost financed through accounts payable	31	—
Other current liabilities canceled in exchange for common shares	1,897	—
Warrant liability canceled due to settlement of equity instruments	456	—

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31 2018 and 2017

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

Merger Transaction

On June 29, 2017, the Company (then known as “Transgenomic, Inc.”, or “Transgenomic”), completed a reverse merger (the “Merger”) with Precipio Diagnostics, LLC, a privately held Delaware limited liability company (“Precipio Diagnostics”) in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 12, 2016, as amended on February 2, 2017 and June 29, 2017, by and among Transgenomic, Precipio Diagnostics and New Haven Labs Inc. (“Merger Sub”) a wholly-owned subsidiary of Transgenomic. Pursuant to the Merger Agreement, Merger Sub merged with and into Precipio Diagnostics, with Precipio Diagnostics surviving the Merger as a wholly-owned subsidiary of the combined company. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics become the Company's historical financial statements. Accordingly, the historical financial statements of Precipio Diagnostics are included in the comparative prior periods. As a result of the Merger, historical preferred stock, common stock, restricted units, warrants and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Merger exchange ratio. Pursuant to the Merger Agreement, each outstanding unit of Precipio Diagnostics was exchanged for 10.2502 pre-reverse stock split shares of Company Common Stock.

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past few years. As of March 31, 2018, the Company had a net loss of $2.4 million, negative working capital of $7.5 million and net cash used in operating activities of $1.1 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•	On April 13, 2018, the Company filed a Form S-1 General Registration Statement to register and offer for future sale shares of our common stock, pursuant to entering into an Equity Purchase Agreement with Leviston Resources LLC (the “Investor”) on February 8, 2018. See Note 8 – Stockholders’ Equity for further details.
•	On April 20, 2018, the Company entered into a securities purchase agreement (the “Agreement”) with certain investors, pursuant to which the Company will issue up to approximately $3,296,703.30 in 8% Senior Secured Convertible Promissory Notes with 100% common stock warrant coverage. See Note 12 – Subsequent Events for further details.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the date of issuance of the Form 10-Q. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern over the next twelve months from the date of issuance of the Form 10-Q. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

Nasdaq Delisting Notice

On March 26, 2018, Precipio, Inc. received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of the Company’s common stock for the preceding 30 consecutive business days, the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Notice has no immediate effect on the listing of Precipio’s common stock, and its common stock will continue to trade on the Nasdaq Capital Market under the symbol “PRPO” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Precipio has a period of 180 calendar days, or until September 24, 2018 to regain compliance with the Minimum Bid Price Requirement. The Company intends to monitor the closing bid price of its common stock and consider its available options to resolve its noncompliance with the Minimum Bid Price Requirement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP. We have evaluated events occurring subsequent to March 31, 2018 for potential recognition or disclosure in the condensed consolidated financial statements and concluded that, other than what is disclosed within the notes to unaudited condensed consolidated financial statements and in Note 12 - Subsequent Events, there were no other subsequent events that required recognition or disclosure.

The condensed consolidated balance sheet as of December 31, 2017 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2017. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 contained in our Annual Report Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2018. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2018.

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that intends to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 may be applied either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. We adopted this new standard as of January 1, 2018, by using the modified-retrospective method. An adjustment was not required and a change to the prior revenue recognition process and policy to adopt the new standard was not necessary. See Note 11 – Sales Service Revenue, Net And Accounts Receivable for further details.

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

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material effect on the Company’s financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides clarity and reduces both diversity in practice and cost and complexity when applying guidance in Topic 718. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  The amendments are effective for all entities for annual periods, and interim periods within those periods, beginning after December 15, 2017. The adoption of ASU No. 2017-09 did not have a material effect on the Company’s financial position and results of operations.

Property and Equipment, net.

Depreciation expense was less than $0.1 million for both the three months March 31, 2018 and 2017. Depreciation expense during each year includes depreciation related to equipment acquired under capital leases.

Goodwill and Intangible Assets.

As a result of the Merger, the Company recorded goodwill and intangible assets as part of its allocation of the purchase consideration.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the business acquired. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may indicate that the assets might be impaired. During the three months ended March 31, 2018, the Company experienced a decline in its share price and a reduction in its market capitalization, as such the Company determined that an assessment of goodwill should be performed using the qualitative approach. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of the Company was less than its carry value. As part of its analysis, the Company considered triggering events and compared its fair value with its carrying value. The analysis of the fair value of the Company involved using the discounted cash flow model. Based on the analysis, the Company concluded that its carrying value exceeded its fair value and goodwill impairment in the amount of $0.3 million was recorded for the three months ended March 31, 2018.

Intangibles

Amortization expense for intangible assets was $0.3 million and zero during the three months ended March 31, 2018 and 2017, respectively. Amortization expense for intangible assets is expected to be $1.2 million, $1.0 million, $1.0 million, $0.9 million and $0.9 million for each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

Revenue Recognition.

Revenue recognition occurs when a customer obtains control of the promised goods and service. Revenue assigned to the goods and services reflects the consideration which the Company expects to receive in exchange for those goods and services.

The Company derives its revenues from Diagnostic Testing - histology, flow cytometry, cytology and molecular testing; Clinical Research from bio-pharma customers, state and federal grant programs; and from Biomarker Testing from bio-pharma customers. All sources of revenue are recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns. Due to differences in the substance of these revenue types, the transactions require, and the Company utilizes, different revenue recognition policies for each. See more detailed information on revenue in Note 11 – Sales Service Revenue, Net And Accounts Receivable.

The Company recognizes revenue utilizing the five-step framework of ASC 606. Control of the laboratory testing services is transferred to the customer at a point in time. As such, the Company recognizes revenue for diagnostic testing at a point in time based on the delivery method (web-portal access or fax) for a patient’s laboratory report. Diagnostic testing service revenue is reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including retroactive adjustment under reimbursement agreements with third-party payors. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for third-party payor settlements are provided in the period in which the related services are rendered and adjusted in the future periods, as final settlements are determined. For clinical research and biomarker services, the Company utilizes an “effort based” method of assessing performance and measures progress towards satisfaction of the performance obligation based upon the delivery of results per the contract.

When we receive payment in advance, we initially defer the revenue and recognize it when we deliver the service. Deferred net sales included in the balance sheet as deferred revenue was $0.2 million and less than $0.1 million as of March 31, 2018 and December 31, 2017, respectively.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 9,506,515 and 2,753,814 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2018 and 2017, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	March 31,
	2018	2017
Stock options	3,520,059	2,651
Warrants	5,923,789	1,971,058
Preferred stock	62,667	780,105
Total	9,506,515	2,753,814

3. REVERSE MERGER

Unaudited pro forma information

The operating results of Transgenomic have been included in the Company's consolidated financial statements for all periods after June 29, 2017.

The following unaudited pro forma information presents the Company's financial results as if the acquisition of Transgenomic had occurred on January 1, 2017 and combines Transgenomic’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2017 with Precipio’s unaudited condensed statement of operations for the three months ended March 31, 2017:

Dollars in thousands, except per share amounts
	For the Three Months Ended March 31,
	2018	2017
Net sales	$712	$907
Net loss available to common stockholders	(5,953)	(2,778)
Loss per common share	$(0.47)	$(0.42)

4. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	March 31, 2018	December 31, 2017
Department of Economic and Community Development (DECD)	$293	$—
DECD debt issuance costs	(30)	—
Secured debt obligations	3,233	3,233
Financed insurance loan	74	183
Total long-term debt	3,570	3,416
Current portion of long-term debt	(676)	(587)
Long-term debt, net of current maturities	$2,894	$2,829

Department of Economic and Community Development.

On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with the Department of Economic and Community Development (“DECD”) by which the Company received a grant of $100,000 and a loan of $300,000 secured by substantially all of the Company’s assets (the “DECD 2018 Loan”.) The grant is included in deferred revenue in the accompanying condensed consolidated balance sheet.

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $1,000 for the three months ended March 31, 2018. Net debt issuance costs were $30,000 at March 31, 2018 and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheet.

Secured Debt Obligations

In 2017, the Company entered into Debt Settlement Agreements (the “Settlement Agreements”) with certain of its accounts payable and accrued liability vendors (the “Creditors”) pursuant to which the Creditors, who were owed $6.3 million (the “Debt Obligations”) by the Company, agreed to reduce and exchange the Debt Obligations for a secured obligation in the amount of $3.2 million, $1.9 million in shares of the Company’s common stock and 108,112 warrants to purchase shares of the Company’s common stock.

The Debt Obligations were restructured as follows:

•	The Company entered into a scheduled long-term debt repayment agreement of approximately $3.2 million, which includes interest of approximately $0.6 million, to be paid in forty-eight equal monthly installments beginning in July 2018 (the “Secured Debt Obligations”).
•	Debt Obligations of $1.9 million were canceled in exchange for 1,814,754 shares of the Company’s common stock with a weighted average price per share of $1.04 (the “Settlement Common Shares”). The stock was issued in February 2018.
•	Warrants to purchase 108,112 shares of the Company’s common stock at an exercise price of $7.50 per share (the “Creditor Warrants”) were issued to certain Creditors. The Creditor Warrants were issued in February 2018.

Financed Insurance Loan.

During 2017, the Company financed certain of its insurance premiums (the “Financed Insurance Loan”). The original amount financed in July 2017 was $0.4 million with a 4.99 % interest rate. The Company will make monthly payments through May 2018. As of March 31, 2018 and December 31, 2017, the Financed Insurance Loan outstanding balance of $0.1 million and $0.2 million, respectively, is included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset is included in other current assets.

5. OTHER CURRENT LIABILITIES.

Other current liabilities are as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Obligation to issue common shares	$—	$1,897
Liability for settlement of equity instrument	1,350	1,085
	$1,350	$2,982

As of December 31, 2017, the Company had recorded a liability related to its obligation to issue shares of its common stock in the future. On February 12, 2018, the Company issued 1,814,754 Settlement Common Shares with a fair value of approximately $1.9 million.

On February 20, 2018, Crede Capital Group LLC (“Crede”) filed a lawsuit against the Company in the Supreme Court of the State of New York for Summary Judgment in Lieu of Complaint requiring the Company to pay cash owed to Crede. Crede claimed that Precipio had breached a Securities Purchase Agreement and Warrant that Crede entered into in connection with an investment in Transgenomic and that pursuant to those agreements, Precipio owed Crede approximately $2.2 million. On March 12, 2018, Precipio entered into a settlement agreement (the “Crede Agreement”) with Crede pursuant to which Precipio agreed to pay Crede a total sum of $1.925 million over a period of 16 months payable in cash, or at the Company’s discretion, in stock, in accordance with terms contained in the Crede Agreement. In accordance with the terms of the agreement and in addition to the agreement to pay, we have also executed and delivered to Crede an affidavit of confession of judgment. As of December 31, 2017, the Company had recorded liabilities relating to Crede of $1.1 million included in other current liabilities on the accompanying condensed consolidated balance sheets and $0.6 million included in common stock warrant liability on the accompanying condensed consolidated balance sheets related to warrants classified as liabilities that Crede is the holder of.

As of the date of the Crede Agreement, the fair value of the common stock warrant liability related to Crede was revalued to approximately $0.4 million, resulting in a gain of $0.2 million included in warrant revaluation in the unaudited condensed consolidated statement of operations during the three months ended March 31, 2018. See Note 9 – Fair Value for further discussion. During the three months ended March 31, 2018, at the time of the Crede Agreement, the Company paid approximately $0.2 million to Crede and recorded $1.3 million in other current liabilities and $0.4 million in other long-term liabilities, thus replacing its $1.1 million liability for settlement of equity instrument and $0.4 million common stock warrant liability. This resulted in the Company recording an additional loss of $0.4 million, which is included in loss on settlement of equity instruments in the unaudited condensed consolidated statement of operations. The remaining amount due to Crede will be paid per the Crede Agreement payment schedule with the final installment due in May 2019.

6. CONTINGENCIES

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

On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. Effective as of October 31, 2017, we and Mount Sinai agreed to enter into a new settlement agreement to restructure these liabilities into a secured, long-term debt obligation of $0.5 million which includes accrued interest at 10% with monthly principal and interest payments of $9,472 beginning in July 2018 and continuing over 48 months and we issued warrants in the amount of 24,900 shares, that are exercisable for shares of our common stock, on a 1-for-1 basis, with an exercise price of $7.50 per share, exercisable on the date of issuance with a term of 5 years. We do not plan to apply to list the warrants on the NASDAQ Capital Market, any other national securities exchange or any other nationally recognized trading system. A $0.5 million liability has been recorded and is reflected in long-term debt within the accompanying condensed consolidated balance sheet at March 31, 2018 and December 31, 2017.

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against the Company. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. A liability of $0.1 million and $0.2 million is reflected in accounts payable within the accompanying condensed consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheet at March 31, 2018 and December 31, 2017.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereafter. The Company filed a motion to dismiss all claims, which motion was fully briefed on November 27, 2017. The Court granted the Company’s motion in full on May 3, 2018 and dismissed the lawsuit.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000. We are currently in discussions with Bio-Rad to reach payment conditions. A liability of less than $0.1 million has been recorded in accounts payable within the accompanying condensed consolidated balance sheet at March 31, 2018 and December 31, 2017.

7. INCOME TAXES

Income tax expense for the three months ended March 31, 2018 and 2017 was zero as a result of recording a full valuation allowance against the deferred tax asset generated during the periods, which are predominantly net operating losses.

We had no material interest or penalties during fiscal 2018 or fiscal 2017, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

8. STOCKHOLDERS’ EQUITY

Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance.

On February 8, 2018 the Company entered into an equity purchase agreement (the “2018 Purchase Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $8,000,000 (the “Aggregate Amount”) of shares (the “Shares”) of the Company’s common stock from time to time, at the Company’s option. Shares offered and sold prior to February 13, 2018 were issued pursuant to the Company’s shelf registration statement on Form S-3 (and the related prospectus) that the Company filed with the Securities and Exchange Commission (the “SEC”) and which was declared effective by the SEC on February 13, 2015 (the “Shelf Registration Statement”).

Sales of the Company’s common stock, if any, may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), at a purchase price equal to 97.25% of the volume weighted average sales price of the common stock reported on the date that Leviston receives a capital call from the Company.

Leviston purchased 721,153 shares (the “Investor Shares”) of the Company’s common stock following the close of business on February 9, 2018, subject to customary closing conditions, at a price per share of $1.04. The shares were sold pursuant to the Shelf Registration Statement. The net proceeds to the Company from this sale were approximately $744,000. In addition to the $6,000 fee (0.75% fee discussed below), the Company incurred approximately $136,000 of additional costs, both of which have been treated as issuance costs within additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet.

In consideration of Leviston’s agreement to enter into the 2018 Purchase Agreement, the Company agreed to pay to Leviston a commitment fee in shares of the Company’s common stock equal in value to 5.25% of the total Aggregate Amount (the “Commitment Shares”), payable as follows: 1.75% on or before February 12, 2018. This amount, of $140,000, was paid to Leviston through the issuance of 170,711 shares of the Company’s common stock on February 12, 2018; 1.75% on the third calendar day after the date on which the registration statement on Form S-1 filed on April 16, 2018 is declared effective by the SEC; and 1.75% on the thirtieth calendar day after the date on which such registration statement on Form S-1 is declared effective by the SEC.

The Company agreed to pay to Leviston, on each day that Leviston receives a capital call from the Company, all expenses associated with depositing, clearing, selling and mailing of the stock certificates, a fee of 0.75% of any amount purchased by Leviston. Also, the Company paid $35,000 to Leviston for a documentation fee for preparing the 2018 Purchase Agreement. This was recorded in additional paid-in-capital as an off-set to the proceeds received. Leviston will refund the Company $15,000 if certain future conditions are met. Such conditions have not been met as of the date of issuance of this Form 10-Q.

Because the Company’s existing registration statement on Form S-3 expired on February 13, 2018 and, due to the timing of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, the Company will not be eligible to file a new Form S-3 registration statement until September 1, 2018, the Company agreed to prepare and file with the SEC a registration statement on Form S-1 the (“S-1 Registration Statement”), by April 15, 2018 and to use reasonable best efforts to cause the S-1 Registration Statement to be declared effective by the SEC within ninety days thereafter. The Company filed the S-1 Registration Statement with the SEC on April 16, 2018, which is yet to become effective and which was in a timely manner since the SEC was not open for filings on April 15, 2018. The Company is also required to pay liquidated damages of $100,000 on each event of default under the 2018 Purchase Agreement. The Company has provided Leviston with customary indemnification rights under the 2018 Purchase Agreement.

During the three months ended March 31, 2018, the Company issued 3,120,000 shares of its common stock in connection with conversions of its Series B Preferred Stock and 3,345,334 shares of its common stock in connection with conversions of its Series C Preferred Stock. Aside from 60,000 shares of common stock issued in connection with conversions of its Series C Preferred Stock, all of the shares of common stock issued in the three months ended March 31, 2018 in connection with conversions of its Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”) were issued after the Company induced the holders of its Preferred Stock to convert their shares of Preferred Stock to shares of the company’s common stock (see below - Preferred Stock induced conversions).

During the three months ended March 31, 2018, the Company issued 300,000 shares of its common stock in connection with the exercise of 300,000 warrants. The warrant exercise resulted in net cash proceeds to the Company of approximately $0.2 million.

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

On August 28, 2017, the Company completed the August 2017 Offering of 6,000 units consisting of one share of the Company’s Series B Preferred Stock, which was initially convertible into 400 shares of common stock, par value $0.01 per share, at a conversion price of $2.50 per share, and one warrant to purchase up to 400 shares of common stock (the “August 2017 Offering Warrants”) at a combined public offering price of $1,000 per unit. The August 2017 Offering included the sale of 280,000 August 2017 Offering Warrants pursuant to the over-allotment option exercised by Aegis Capital Corp. (“Aegis”) for $0.01 per share or $2,800.

In November 2017, the down round feature of the Series B Preferred Stock was triggered at the time of the Company’s issuance of its Series C Preferred Stock and, as a result, the conversion price of the Series B Preferred Stock was reduced from $2.50 per share to $1.40 per share.

The 2018 Purchase Agreement triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $1.40 per share to $1.04 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $1.4 million which was recognized as a deemed dividend at time of the down round adjustment.

The 2018 Inducement Agreement, discussed below, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $1.04 per share to $0.75 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $40,000 which was recognized as a deemed dividend at time of the down round adjustment.

During the three months ended March 31, 2018, 2,340 shares of Series B Preferred Stock that were outstanding at December 31, 2017 were converted into 3,120,000 shares of our common stock.

At March 31, 2018, the Company had 6,900 shares of Series B designated and 47 shares of Series B issued and outstanding.

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

The conversion price of the Series C Preferred Stock contains a down round feature. The 2018 Purchase Agreement triggered the down round feature of the Series C Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $1.40 per share to $1.04 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.8 million which was recognized as a deemed dividend at time of the down round adjustment.

During the three months ended March 31, 2018, 2,548 shares of Series C Preferred Stock that were outstanding at December 31, 2017 were converted into 3,345,334 shares of our common stock.

At March 31, 2018, the Company had 2,748 shares of Series C designated and zero shares of Series C issued and outstanding.

Preferred Stock induced conversions

On March 21, 2018, the Company entered into a Letter Agreement (the “2018 Inducement Agreement”) with certain holders (the “Investors”) of shares of the Company’s Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), issued in the Company’s public offering in August 2017 and registered direct offering in November 2017. Pursuant to the 2018 Inducement Agreement, the Company and the Investors agreed that, as a result of the issuance of shares of Common Stock pursuant to that Purchase Agreement, dated February 8, 2018, by and between the Company and the investor named therein, and effective as of the time of execution of the 2018 Inducement Agreement, the exercise price of the Warrants was reduced to $0.75 per share (the “Exercise Price Reduction”) and the conversion price of the Preferred Stock was reduced to $0.75 (the “Conversion Price Reduction”). As consideration for the Company’s agreement to the Exercise Price Reduction and the Conversion Price Reduction, (i) each Investor agreed to convert the shares of Preferred Stock held by such Investor into shares of Common Stock in increments of up to 4.99% of the shares of Common Stock outstanding as of the date of the 2018 Inducement Agreement and (ii) one Investor agreed to exercise 666,666 Warrants and another Investor agreed to exercise 500,000 Warrants in increments of up to 4.99% of the shares of Common Stock outstanding as of the date of the 2018 Inducement Agreement, in each case in accordance with the beneficial ownership limitations set forth in the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock and the Warrants. As discussed above, as of March 31, 2018, all shares of Preferred Stock, except 47 shares of Series B Preferred Stock, have been converted to shares of our common stock and 300,000 Warrants had been exercised.

The 2018 Inducement Agreement represented an inducement by the Company to convert shares of the Preferred Stock. The conversion price of the Preferred Stock was reduced from $1.04 per share to $0.75 per share and the exercise price of the Warrants was reduced from $1.04 per share to $0.75 per share. The Company calculated the fair value of the additional securities and consideration to be approximately $1.2 million. This amount was recorded as a charge to additional paid-in-capital and as a deemed dividend resulting in a reduction of income available to common shareholders in our basic earnings per share calculation. The $1.2 million is comprised of two components: 1) $1.1 million related to the fair value of the additional common shares issued upon conversion of the Preferred Stock due to the reduced conversion price and 2) $0.1 million in incremental fair value of the Warrants resulting from the reduction of the exercise price.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of March 31, 2018:

	Issue Year	Expiration	Underlying Shares	Exercise Price
Warrants Assumed in Merger
(1)	2014	April 2020	12,487	$120.00
(2)	2015	February 2020	23,826	$67.20
(3)	2015	December 2020	4,081	$49.80
(4)	2016	January 2021	8,952	$36.30

Warrants
(5)	2017	June 2022	45,600	$2.75
(6)	2017	June 2022	91,429	$7.00
(7)	2017	August 2022	2,380,000	$0.75
(8)	2017	August 2022	60,000	$3.125
(9)	2017	August 2022	856,446	$10.00
(10)	2017	August 2022	359,999	$0.75
(11)	2017	October 2022	10,000	$0.75
(12)	2017	May 2023	1,962,857	$0.75
(13)	2018	October 2022	108,112	$7.50
			5,923,789

(1)	These warrants were issued in connection with a private placement which was completed in October 2014.

(2)	These warrants were issued in connection with an offering which was completed in February 2015.

(3)	These warrants were issued in connection with an offering which was completed in July 2015.

(4)	These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of March 31, 2018, 5,368 warrants are recorded as a liability, See Note 9 – Fair Value for further discussion, and 3,584 are treated as equity.

(5)	These warrants were issued in connection with the Merger and are the 2017 New Bridge Warrants.

(6)	These warrants were issued in connection with the Merger and are considered Side Warrants.

(7)	These warrants were issued in connection with the August 2017 Offering and are the August 2017 Offering Warrants discussed below.

(8)	These warrants were issued in connection with the August 2017 Offering and are considered Representative Warrants.

(9)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering, and are the Series A Conversion Warrants discussed above.

(10)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.

(11)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.

(12)	These warrants were issued in connection with the Series C Preferred Offering and are the Series C Warrants discussed below.

(13)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.

Warrants Assumed in Merger

At the time of the Merger, Transgenomic had a number of outstanding warrants related to various financing transactions that occurred between 2013-2016. Details related to year issued, expiration date, amount of underlying common shares and exercise price are included in the table above.

During the three months ended March 31, 2018, 23,055 of the warrants assumed in the Merger expired and are no longer outstanding.

August 2017 Offering Warrants

In connection with the August 2017 Offering, the Company issued 2,680,000 warrants at an exercise price of $3.00, which contain a down round provision. As a result of the Series C Preferred Offering, the exercise price of the August 2017 Offering Warrants was adjusted to $1.40 per share.

During the three months ended March 31, 2018, as a result of 2018 Purchase Agreement, the exercise price of the August 2017 Offering Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $62,000 and recorded this as a deemed dividend. In addition, as a result of the 2018 Inducement Agreement, the exercise price of the August 2017 Offering Warrants was further adjusted to $0.75 as a result of the Exercise Price Reduction discussed above.

During the three months ended March 31, 2018, 300,000 of the August 2017 Offering Warrants were exercised for $0.75 per share.

Note Conversion Warrants

Upon the closing of the August 2017 Offering, the Company issued 359,999 warrants to purchase the Company’s common stock (the “Note Conversion Warrants”). The Note Conversion Warrants have an exercise price of $3.00 per share and contain a down round provision. As a result of the Series C Preferred Offering, the exercise price of the Note Conversion Warrants was adjusted to $1.40 per share.

During the three months ended March 31, 2018, as a result of 2018 Purchase Agreement, the exercise price of the Note Conversion Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $8,000 and recorded this as a deemed dividend. In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Note Conversion Warrants was further adjusted to $0.75. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $5,000 and recorded this as a deemed dividend.

Convertible Promissory Note Warrants

The Convertible Promissory Note Warrants had an original exercise price of $3.00 per share and contain a down round provision. As a result of the Series C Preferred Offering, the exercise price of the Convertible Promissory Note Warrants was adjusted to $1.40 per share.

During the three months ended March 31, 2018, as a result of 2018 Purchase Agreement, the exercise price of the Convertible Promissory Note Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend. In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Convertible Promissory Note Warrants was further adjusted to $0.75. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend.

Series C Warrants

In connection with the Series C Preferred Offering, the Company issued 1,962,857 warrants at an exercise price of $1.63, which contain a down round provision.

During the three months ended March 31, 2018, as a result of 2018 Purchase Agreement, the exercise price of the Series C Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $58,000 and recorded this as a deemed dividend. In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Series C Warrants was further adjusted to $0.75 as a result of the Exercise Price Reduction discussed above.

Creditor Warrants

In the fourth quarter of 2017, the Company entered into Settlement Agreements with certain of its accounts payable and accrued liability vendors (the “Creditors”) pursuant to which the Company agreed to issue, to certain of its Creditors, 108,112 warrants to purchase 108,112 shares of the Company’s common stock at an exercise price of $7.50 per share. The warrants were issued in February 2018. See Note 4 – Long-Term Debt.

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

2016 Warrant Liability

The Company assumed the 2016 Warrant Liability in the Merger and it represents the fair value of Transgenomic warrants issued in January 2016, of which, 5,368 warrants remain outstanding as of March 31, 2018. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our condensed consolidated statement of operations.

During the three months ended March 31, 2018, a portion of the 2016 Warrant Liability was part of a settlement agreement pursuant to a lawsuit that was filed against the Company by one of the warrant holders. As such, approximately $0.4 million of the warrant liability, representing 20,216 warrants, was canceled on the date of the settlement agreement and replaced by and amounts now recorded as other current liabilities or other long-term liabilities. For further detail, see discussion of the Crede Agreement in Note 5 – Other Current Liabilities.

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of March 31, 2018, assumptions and inputs used in the valuation of the common stock warrants include: remaining life to maturity of 2.75 years; annual volatility of 167%; and a risk-free interest rate of 2.39%.

During the three months ended March 31, 2018, the change in the fair value of the liability measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
For the Three Months Ended
March 31, 2018
Beginning balance at January 1	$841
Total gains:
Recognized in earnings	(261)
Deductions – warrant liability settlement	(456)
Balance at March 31	$124

10. EQUITY INCENTIVE PLAN

The Company's 2006 Equity Incentive Plan (the "2006 Plan") was terminated as to future awards on July 12, 2016. The Company's 2017 Stock Option and Incentive Plan (the "2017 Plan") was adopted by the Company's stockholders on June 5, 2017 and there were 666,666 shares of common stock reserved for issuance under the 2017 Plan. The 2017 Plan will expire on June 5, 2027.

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

Stock Options.

During the three months ended March 31, 2018, the Company granted stock options to employees and directors to purchase up to 3,286,528 shares of common stock at a weighted average exercise price of $0.71. These awards have vesting periods of one to four years and had a weighted average grant date fair value of $0.65. The fair value calculation of options granted during the three months ended March 31, 2018 used the follow assumptions: risk free interest rate of 2.63% based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 135%.

The following table summarizes stock option activity under our plans during the three months ended March 31, 2018:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2018	236,484	$7.12
Granted	3,286,528	0.71
Forfeited	(2,953)	110.23
Outstanding at March 31, 2018	3,520,059	$1.06
Exercisable at March 31, 2018	42,249	$22.75

As of March 31, 2018, there were 2,650,694 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 9.8 years.

For the three months ended March 31, 2018 and 2017, we recorded compensation expense for all stock awards of $0.1 million and zero, respectively, within operating expense in the accompanying statements of operations. As of March 31, 2018, the unrecognized compensation expense related to unvested stock awards was $2.4 million, which is expected to be recognized over a weighted-average period of 3.6 years.

11. SALES SERVICE REVENUE, NET AND ACCOUNTS RECEIVABLE

Adoption of ASC Topic 606, “Revenue from contracts with customers”

On January 1, 2018, the Company adopted ASC 606 that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services by using the modified-retrospective method applied to any contracts that were not completed as of January 1, 2018. The Company performed a comprehensive review of its existing revenue arrangements following the five-step model:

Step 1: Identification of the contract with the customer. Sub-steps include determining the customer in a contract; Initial contract identification and determine if multiple contracts should be combined and accounted for as a single transaction.

Step 2: Identify the performance obligation in the contract. Sub-steps include identifying the promised goods and services in the contract and identifying which performance obligations within the contract are distinct.

Step 3: Determine the transaction price. Sub-steps include variable consideration, constraining estimates of variable consideration, the existence of a significant financing component in the contract, noncash consideration and consideration payable to a customer.

Step 4: Allocate transaction price. Sub-steps include assessing the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to the customer.

Step 5: Satisfaction of performance obligations. Sub-steps include ascertaining the point in time when an asset is transferred to the customer and the customer obtains control of the asset upon which time the Company recognizes revenue.

Based on the Company's analysis, there were no changes identified that impacted the amount or timing of revenues recognized under the new guidance as compared to the previous guidance (ASC 605). Additionally, the Company's analysis indicated that there were no changes to how costs to obtain and fulfill our customer contracts would be recognized under the new guidance as compared to the previous guidance. Accordingly, the initial application of the new revenue standard did not result in the recognition of a cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2018.

Nature of Contracts and Customers

The Company’s contracts and related performance obligations are similar for its customers and the sales process for all customers start upon the receipt of requisition forms from the customers for patient diagnostic testing and the execution of contracts for biomarker testing and clinical research. Payment terms for the services provided are 30 days, unless separately negotiated.

Diagnostic testing

Control of the laboratory testing services is transferred to the customer at a point in time. As such, the Company recognizes revenue for laboratory testing services at a point in time based on the delivery method (web-portal access or fax) for the patient’s laboratory report, per the contract.

Clinical research grants

Control of the clinical research services are transferred to the customer over time. The Company will recognize revenue utilizing the “effort based” method, measuring its progress toward complete satisfaction of the performance obligation.

Biomarker testing and clinical project services

Control of the biomarker testing and clinical project services are transferred to the customer over time. The Company utilizes an “effort based” method of assessing performance and measures progress towards satisfaction of the performance obligation based upon the delivery of results.

The Company generates revenue from the provision of diagnostic testing provided to patients, biomarker testing provided to bio-pharma customers and clinical research grants funded by both bio-pharma customers and government health programs.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues, net of contractual allowances and adjustments for the three months ended March 31, 2018 and 2017 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$12	$12	$—	$—	$12	$12
Medicare	134	158	—	—	134	158
Self-pay	26	20	—	—	26	20
Third party payers	131	113	—	—	131	113
Contract diagnostics	—	—	488	—	488	—
Revenues, net of contractual allowances	$303	$303	$488	$—	$791	$303

Revenue from the Medicare and Medicaid programs account for a portion of the Company’s patient diagnostic service revenue. Laws and regulations governing those programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience. The Company does not typically enter arrangements where multiple contracts can be combined as the terms regarding services are generally found within a single agreement/requisition form. The Company derives its revenues from three types of transactions: diagnostic testing, clinical research grants from state and federal research programs, and other revenues from the Company’s ICP technology and bio-pharma projects encompassing genetic diagnostics.

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended March 31, 2018 and December 31, 2017, the deferred revenue was $189,000 and $66,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payors for services we provide. Payments for services covered by payors average less than billed charges. We monitor revenue and receivables from payors and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payors. Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payor/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payor class during the three months ended March 31, 2018 and 2017.

	Gross Revenues		Contractual Allowances and adjustments		Revenues, net of Contractual Allowances and adjustments
	2018	2017	2018	2017	2018	2017
Medicaid	$15	$24	$(3)	$(12)	$12	$12
Medicare	137	166	(3)	(8)	134	158
Self-pay	26	20	—	—	26	20
Third party payers	317	295	(186)	(182)	131	113
Contract diagnostics	488	—	—	—	488	—
	983	505	(192)	(202)	791	303
Other	5	—	—	—	5	—
	$988	$505	$(192)	$(202)	$796	$303

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three months ended March 31, 2018 and 2017.

(dollars in thousands)	Revenues, net of Contractual Allowances and adjustments		Allowances for doubtful accounts		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$12	$12	$(11)	$(2)	$1	$10
Medicare	134	158	(20)	(30)	114	128
Self-pay	26	20	—	(4)	26	16
Third party payers	131	113	(53)	(19)	78	94
Contract diagnostics	488	—	—	—	488	—
	791	303	(84)	(55)	707	248
Other	5	—	—	—	5	—
	$796	$303	$(84)	$(55)	$712	$248

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in operating expenses in the condensed consolidated statements of operations.

Shipping and handling costs are comprised of inbound and outbound freight and associated labor. The Company accounts for shipping and handling activities related to contracts with customers as fulfillment costs which are included in cost of sales in the condensed consolidated statements of operations.

Accounts Receivable

The Company has provided an allowance for potential credit losses, which has been determined based on management’s industry experience. The Company grants credit without collateral to its patients, most of who are insured under third party payer agreements.

The following summarizes the mix of receivables:

	March 31, 2018	December 31, 2017
Medicaid	$33	$37
Medicare	611	256
Self-pay	102	53
Third party payers	768	1,066
Contract diagnostic services	246	445
Other	—	—
	1,760	1,857
Less allowance for doubtful accounts	(1,208)	(1,127)
Accounts receivable, net	$552	$730

 The following table presents the roll-forward of the allowance for doubtful accounts for the three months ended March 31, 2018.

(dollars in thousands)		Allowance for Doubtful Accounts
Balance, January 1, 2018		$(1,127)
Collection Allowance:
Medicaid	$(11)
Medicare	(20)
Third party payers	(53)
Service revenue, net	(84)
Bad debt expense	$3
Total charges		(81)
Balance, March 31, 2018		$(1,208)

12. SUBSEQUENT EVENTS

Issuance of Convertible Notes

On April 20, 2018, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company will issue up to approximately $3,296,703 in 8% Senior Secured Convertible Promissory Notes with 25% common stock warrant coverage. The initial closing provided the Company with $1,660,000 of gross proceeds for the issuance of Notes with an aggregate principal of $1,809,400. The Note is payable by the Company on the earlier of (i) the one year anniversary after the initial closing date or (ii) upon the closing of a qualified offering, namely the Company raising gross proceeds of at least $7,000,000. The obligations under the Note are secured, subject to certain exceptions and other permitted payments by a perfected security interest on the assets of the Company.

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

You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and our prior filings with the Securities and Exchange Commission.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission on April 13, 2018. Results for the three months ended March 31, 2018 are not necessarily indicative of results that may be attained in the future.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of March 31, 2018, the Company had a net loss of $2.4 million, negative working capital of $7.5 million and net cash used in operating activities of $1.1 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•	On April 16, 2018, we filed a Form S-1 General Registration Statement to register and offer for future sale shares of our common stock, pursuant to entering into an Equity Purchase Agreement with Leviston Resources LLC on February 8, 2018. See Note 8 – Stockholders’ Equity of the notes to unaudited condensed consolidated financial statements.
•	On April 20, 2018, we entered into a securities purchase agreement with certain investors, pursuant to which we will issue up to approximately $3,296,703.30 in 8% Senior Secured Convertible Promissory Notes with 100% common stock warrant coverage.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from this date of issuance of this form 10-Q. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern over the next twelve months from the date of issuance of this form 10-Q. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2018	2017	$	%
Service revenue, net	$707	$248	$459	185%
Other	5	—	5	—
Net Sales	712	248	464	187%

Net sales for the three months ended March 31, 2018 were $0.7 million, an increase of $0.5 million, or 185%, as compared to the same period in 2017. This increase was a result of increased contract diagnostic service revenue as a result of the Merger. Contract diagnostic service revenue was $0.5 million and zero for the three months ended March 31, 2018 and 2017, respectively. This increase was partially off-set by a decrease of less than $0.1 million in patient diagnostic service revenue due to a decrease in cases processed during the three months ended March 31, 2018 as compared to the same period in 2017. We processed 140 cases during the three months ended March 31, 2018 as compared to 199 cases during the same period in 2017, or a 30% decrease in cases. The decrease in volume is the result of turnover of key sales personnel.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales increased by $0.5 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase is due to increased biomarker subcontracted processing fees, increased professional medical fees involved with the processing of patient tests and increased operating supplies in our diagnostic laboratory.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2018	2017	2018	2017
Gross Profit	$24	$66	3%	27%

Gross margin was 3% of total net sales, for the three months ended March 31, 2018, compared to 27% of total net sales for the same period in 2017. The gross profit decreased by less than $0.1 million during the three months ended March 31, 2018 as compared to the same period in 2017 and was due to the increased cost of professional medical fees and diagnostic operating supplies discussed above.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $1.8 million to $2.5 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in operating expenses reflects increased compensation and other costs of $0.3 million associated with increased headcount and additional facility costs of $0.1 million resulting from the Merger and increased expenses of $0.3 million related to operating as a public company which did not exist in the first quarter of 2017. Additional increases in our general and administrative expenses resulted from increased amortization of $0.3 million related to acquired intangibles from the Merger, increased stock compensation costs of $0.1 million and increased professional fees and other expenses of $0.4 million. The increase during the three months ended March 31, 2018 also included a $0.3 million impairment of goodwill charge resulting from impairment testing of goodwill during the quarter.

Other Income (Expense). Other expense for the three months ended March 31, 2018 and 2017 includes interest expense of less than $0.1 million and $0.2 million, respectively. During the three months ended March 31, 2018, we also had income from gains on settlements of certain vendor liabilities of $0.1 million, income from warrant revaluation of $0.3 million and a loss on settlement of equity instruments of $0.4 million.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	March 31, 2018	December 31, 2017	Change
Current assets (including cash of $286 and $421 respectively)	$1,206	$1,742	$(536)
Current liabilities	8,751	10,036	(1,285)
Working capital	$(7,545)	$(8,294)	$749

During the first quarter of 2018 we received gross proceeds of $400,000 when we entered into an agreement with the Connecticut Department of Economic and Community Development by which we received a grant of $100,000 and a loan of $300,000 with a payment term of ten years and we entered into an equity purchase agreement for the purchase of up to $8,000,000 of shares of our common stock from time to time, at our option. The initial sale of 721,153 shares of our common stock resulted in net proceeds to us of approximately $709,000.

Analysis of Cash Flows – Three Months Ended March 31, 2018 and 2017

Net Change in Cash. Cash decreased by $0.1 million during the three months ended March 31, 2018, compared to a decrease of less than $0.1 million during the three months ended March 31, 2017.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $1.1 million during the three months ended March 31, 2018 included a net loss of $2.4 million. These were partially offset by an increase in accrued expenses and other liabilities of $0.2 million, a decrease accounts receivable of $0.2 million, a decrease in other assets of $0.2 million and non-cash adjustments of $0.7 million. The cash flows used in operating activities in the three months ended March 31, 2017 included the net loss of $0.8 million and an increase in accounts receivable of less than $0.1 million. These were partially offset by an increase in accounts payable, accrued expenses and other liabilities of $0.4 million and non-cash adjustments of $0.1 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were less than $0.1 million and zero for the three months ended March 31, 2018 and 2017, respectively. The cash used of less than $0.1 million for the three months ended March 31, 2018 included purchases of property and equipment of less than $0.1 million.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $1.0 million for the three months ended March 31, 2018, which included proceeds of $0.6 million from the issuance of common stock, $0.3 million from the issuance of long-term debt, and $0.2 million from the exercise of warrants. These proceeds were partially offset by payments on our long-term debt and capital leases obligations of $0.1 million. Cash flows provided by financing activities during the three months ended March 31, 2017 included proceeds of $0.4 million from the issuance of long-term debt and convertible notes partially offset by $0.1 million of payments on our debt and capital lease obligations.

Off-Balance Sheet Arrangements

At each of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2018, as compared to those disclosed in our Annual Report on form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on April 13, 2018.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of our financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on April 13, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 1, 2018, we adopted ASC 606 by using the modified-retrospective method. An adjustment was not required and a change to the prior revenue recognition process and policy to adopt the new standard was not necessary.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the accompanying unaudited condensed consolidated financial statements and Note 6 - “Contingencies” in the Notes to unaudited condensed consolidated financial statements for additional information regarding legal proceedings.

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. As of March 31, 2018, we had a net loss of $2.4 million, negative working capital of $7.5 million and net cash used in operating activities of $1.1 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of March 31, 2018, our cash balance was $0.3 million and our working capital was approximately negative $7.5 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)	Exhibits

10.1	Equity Purchase Agreement between the Company and Leviston Resources LLC dated February 8, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 9, 2018).

10.2	Agreement by and among the Company, Sabby Volatility Warrant Master Fund, Ltd., Lincoln Park Capital Fund, LLC, Alpha Capital and Osher Capital Partners, LLC dated as of March 21, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 21, 2018).

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2**	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECIPIO, INC.

Date:	May 21, 2018	By:	/S/ ILAN DANIELI
Ilan Danieli Chief Executive Officer (Principal Executive Officer)

Date:	May 21, 2018	By:	/S/ CARL IBERGER
Carl Iberger Chief Financial Officer (Principal Financial Officer)

35