Form 10-Q
period 2018-06-30
Precipio, Inc.
filed 2018-08-16
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the number of shares of common stock outstanding was 23,155,872.

PRECIPIO, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2018
	(unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$71	$421
Accounts receivable, net	752	730
Inventories, net	171	161
Other current assets	164	430
Total current assets	1,158	1,742

PROPERTY AND EQUIPMENT, NET	498	353

OTHER ASSETS:
Goodwill	4,391	4,685
Intangibles, net	19,817	20,458
Other assets	25	22
Total assets	$25,889	$27,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$831	$587
Convertible bridge notes, less debt discounts and debt issuance costs	9	-
Accounts payable	5,020	5,103
Current maturities of capital leases	55	50
Accrued expenses	1,141	1,248
Deferred revenue	116	66
Other current liabilities	2,110	2,982
Total current liabilities	9,282	10,036
LONG TERM LIABILITIES:
Long-term debt, less current maturities and discounts	2,659	2,829
Common stock warrant liabilities	1,006	841
Derivative liability	143	-
Capital leases, less current maturities	184	113
Deferred tax liability	349	349
Other long-term liabilities	67	67
Total liabilities	13,690	14,235
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively, 47 and 4,935 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2018 and December 31, 2017, 22,559,572 and 10,196,620 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	226	102
Additional paid-in capital	49,245	44,465
Accumulated deficit	(37,272)	(31,542)
Total stockholders’ equity	12,199	13,025
	$25,889	$27,260

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SALES
Service revenue, net	$899	$316	$1,690	$619
Clinical research grants	62	-	62	-
Other	(2)	-	3	-
Revenue, net of contractual allowances and adjustments	959	316	1,755	619
less allowance for doubtful accounts	(142)	(56)	(226)	(111)
Net sales	817	260	1,529	508
COST OF SALES
Service revenue	585	284	1,273	466
Clinical research grants	57	-	57	-
Total cost of sales	642	284	1,330	466
Gross profit	175	(24)	199	42
OPERATING EXPENSES:
Operating expenses	2,358	777	4,536	1,440
Impairment of goodwill	-	-	294	-
TOTAL OPERATING EXPENSES	2,358	777	4,830	1,440
OPERATING LOSS	(2,183)	(801)	(4,631)	(1,398)
OTHER INCOME (EXPENSE):
Interest expense, net	(48)	(220)	(56)	(382)
Warrant revaluation	323	(3)	584	(3)
Derivative revaluation	(1)	-	(1)	-
Gain on settlement of liability, net	6	-	147	-
Loss on extinguishment of debt	-	(53)	-	(53)
Loss on issuance of convertible notes	(928)	-	(928)	-
Merger advisory fees	-	(2,603)	-	(2,603)
Loss on settlement of equity instruments	-	-	(385)	-
	(648)	(2,879)	(639)	(3,041)
LOSS BEFORE INCOME TAXES	(2,831)	(3,680)	(5,270)	(4,439)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	(2,831)	(3,680)	(5,270)	(4,439)

Deemed dividends related to beneficial conversion feature of preferred stock and fair value of consideration issued to induce conversion of preferred stock	(334)	(5,248)	(3,848)	(5,248)
TOTAL DIVIDENDS	(334)	(5,248)	(3,848)	(5,248)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,165)	$(8,928)	$(9,118)	$(9,687)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(15.35)	$(0.55)	$(18.77)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	20,737,789	581,481	16,679,459	515,968

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,270)	$(4,439)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	680	48
Amortization of deferred financing costs and debt discount	10	57
Loss on extinguishment of debt	-	53
Gain on settlement of liability, net	(147)	-
Loss on settlement of equity instrument	385	-
Loss on issuance of convertible notes	928	-
Stock-based compensation	220	23
Impairment of goodwill	294	-
Merger advisory fees	-	2,603
Provision for losses on doubtful accounts	224	111
Warrant revaluation	(584)	3
Derivative revaluation	1	-
Changes in operating assets and liabilities:
Accounts receivable, net	(246)	(136)
Inventories, net	(10)	7
Other assets	263	(1)
Accounts payable	(27)	290
Accrued expenses and other liabilities	(332)	484
Net cash used in operating activities	(3,611)	(897)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business combination	-	101
Purchase of property and equipment	(44)	-
Net cash (used in) provided by investing activities	(44)	101
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(31)	(23)
Issuance of preferred stock	-	400
Payment of deferred financing costs	(138)	(25)
Issuance of common stock, net of issuance costs	618	-
Proceeds from exercise of warrants	1,092	25
Proceeds from long-term debt	300	315
Proceeds from convertible bridge notes	1,660	1,365
Principal payments on long-term debt	(196)	(345)
Net cash flows provided by financing activities	3,305	1,712
NET CHANGE IN CASH	(350)	916
CASH AT BEGINNING OF PERIOD	421	51
CASH AT END OF PERIOD	$71	$967

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$26	$30
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Purchases of equipment financed through accounts payable	34	-
Equipment financed through capital leases	107	-
Deferred debt issuance cost financed through accounts payable	57	64
Discount of 9% on issuance of convertible bridge notes	164	-
Other current liabilities canceled in exchange for common shares	1,897	-
Conversion of bridge loans plus interest into common stock	-	877
Conversion of senior and junior notes plus interest into preferred stock and common stock	-	4,771
Beneficial conversion feature on issuance of convertible notes	1,076	1,856
Accrued merger cost	-	10
Issuance of warrants in conjunction with issuance of side agreement	-	414
Initial valuation of derivative liability recorded in conjunction with issuance of convertible notes	142	-
Initial valuation of warrant liability recorded in conjunction with issuance of convertible notes	1,205	-
Liability recorded related to equity purchase agreement repricing	460	-
Warrant liability canceled due to settlement of equity instruments	456	-

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past few years. As of June 30, 2018, the Company had a net loss of $5.3 million, negative working capital of $8.1 million and net cash used in operating activities of $3.6 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP. We have evaluated events occurring subsequent to June 30, 2018 for potential recognition or disclosure in the condensed consolidated financial statements and concluded that, other than what is disclosed within the notes to unaudited condensed consolidated financial statements and in Note 12 - Subsequent Events, there were no other subsequent events that required recognition or disclosure.

The condensed consolidated balance sheet as of December 31, 2017 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2017. The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 contained in our Annual Report Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2018. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2018.

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

Property and Equipment, net.

Depreciation expense was $0.1 million for the three and six months ended June 30, 2018 and 2017. Depreciation expense during each year includes depreciation related to equipment acquired under capital leases.

Goodwill and Intangible Assets.

As a result of the Merger, the Company recorded goodwill and intangible assets as part of its allocation of the purchase consideration.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the business acquired. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may indicate that the assets might be impaired. During the six months ended June 30, 2018, the Company experienced a decline in its share price and a reduction in its market capitalization, as such the Company determined that an assessment of goodwill should be performed using the qualitative approach. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of the Company was less than its carry value. As part of its analysis, the Company considered triggering events and compared its fair value with its carrying value. The analysis of the fair value of the Company involved using the discounted cash flow model. Based on the analysis, the Company concluded that its carrying value exceeded its fair value and goodwill impairment in the amount of $0.3 million was recorded for the six months ended June 30, 2018. There was no impairment for the three months ended June 30, 2018.

Intangibles

Amortization expense for intangible assets was $0.3 million and zero for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and zero during the six months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets is expected to be $1.2 million, $1.0 million, $1.0 million, $0.9 million and $0.9 million for each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

Debt Issuance Costs and Debt Discounts.

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Both are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. See Note 4 – Long-Term Debt and Convertible Bridge Notes for further information.

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

When we receive payment in advance, we initially defer the revenue and recognize it when we deliver the service. Deferred net sales included in the balance sheet as deferred revenue was $0.1 million as of June 30, 2018 and December 31, 2017, respectively.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 14,128,219 and 2,545,463 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2018 and 2017, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	June 30,
	2018	2017
Stock options	3,410,059	24,917
Warrants	6,913,141	268,379
Preferred stock	156,667	1,712,901
Convertible notes	3,648,352	539,266
Total	14,128,219	2,545,463

3. REVERSE MERGER

Unaudited pro forma information

The operating results of Transgenomic have been included in the Company's consolidated financial statements for all periods after June 29, 2017.

The following unaudited pro forma information presents the Company's financial results as if the acquisition of Transgenomic had occurred on January 1, 2017 and combines Transgenomic’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017 with Precipio’s unaudited condensed statement of operations for the three and six months ended June 30, 2017:

Dollars in thousands, except per share amounts	June 30, 2017
	Three Months Ended	Six Months Ended
Net sales	$565	$1,472
Net loss available to common stockholders	(11,086)	(13,864)
Loss per common share	$(1.73)	$(2.16)

4. LONG-TERM DEBT AND CONVERTIBLE BRIDGE NOTES

Long-term debt consists of the following:

	Dollars in Thousands
	June 30, 2018	December 31, 2017
Department of Economic and Community Development (DECD)	$286	$-
DECD debt issuance costs	(29)	-
Secured debt obligations	3,233	3,233
Financed insurance loan	-	183
Total long-term debt	3,490	3,416
Current portion of long-term debt	(831)	(587)
Long-term debt, net of current maturities	$2,659	$2,829

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

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $1,000 for the six months ended June 30, 2018. Net debt issuance costs were $29,000 at June 30, 2018 and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheet.

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

Financed Insurance Loan.

During 2017, the Company financed certain of its insurance premiums (the “Financed Insurance Loan”). The original amount financed in July 2017 was $0.4 million with a 4.99 % interest rate. The Company will make monthly payments through May 2018. As of June 30, 2018 and December 31, 2017, the Financed Insurance Loan outstanding balance of zero and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

Convertible bridge notes consist of the following:

	Dollars in Thousands
	June 30, 2018	December 31, 2017
Convertible bridge notes	$1,824	$-
Convertible bridge notes discount and debt issuance costs	(1,815)	-
Total convertible bridge notes	9	-
Current portion of convertible bridge notes	(9)	-
Convertible bridge notes, net of current maturities	$-	$-

Convertible Bridge Notes.

On April 20, 2018, the Company entered into a securities purchase agreement (the “2018 Note Agreement”) with certain investors (the “April 2018 Investors”), pursuant to which the Company will issue up to approximately $3,296,702 in Senior Secured Convertible Promissory Notes along with warrants. (the “Transaction”). The number of warrants will be equal to the number of shares of common stock issuable upon conversion of the notes based on the conversion price at the time of issuance. Half of the warrants will have a one-year term and half will have a five-year term (the “Transaction”). The 2018 Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Transaction consists of unregistered Senior Secured Convertible Notes (the “Bridge Notes”), bearing interest at a rate of 8% annually and an original issue discount of 9%. The initial Senior Secured Convertible Notes shall be convertible at a price of $0.50 per share, provided that if the notes are not repaid within 180 days, the conversion price shall be adjusted to 80% of the lowest volume weighted average price during the prior 10 days, subject to a minimum conversion price of $0.30 per share. The Transaction consists of a number of drawdowns. The initial closing on April 20, 2018 provided the Company with proceeds of $1,660,000, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1,824,176 (the “April 2018 Bridge Notes”). Subject to prior stockholder approval, which was obtained in July 2018, the April 2018 Investors funded an additional $348,099 in July 2018 for Bridge Notes with an aggregate principal of $382,526 and the Company shall have the option to draw down two additional tranches of $495,950 each ($545,000 principal amount of Bridge Notes), 120 days following the initial closing and 150 days following the initial closing.

The Bridge Notes are payable by the Company on the earlier of (i) the one year anniversary after the initial closing date or (ii) upon the closing of a qualified offering, namely the Company raising gross proceeds of at least $7,000,000 (the “Maturity Date”). At any time, provided that the Company gives 5 business days written notice, the Company has the right to redeem the outstanding principal amount of the Bridge Notes, including accrued but unpaid interest, all liquidated damages and all other amounts due under the Bridge Notes, for cash as follows: (i) an amount which is equal to the sum of 105% if the Company exercises its right to redeem the Bridge Notes within 90 days of the initial closing, (ii) 110% if the Company exercises its right to redeem the Bridge Notes within 180 days of the initial closing, or (iii) 115% if the Company exercises its right to redeem 180 days from the initial closing.

The terms of the 2018 Note Agreement also stipulates that upon written demand by one of the April 2018 Investors after August 22, 2018, the Company shall file a registration statement within thirty (30) days after written demand covering the resale of all or such portion of the conversion shares for an offering to be made on a continuous basis pursuant to Rule 415. The registration statement filed shall be on Form S-3 or Form S-1, at the option of the Company. If the Company does not file a registration statement in accordance with the terms of the 2018 Note Agreement, then on the business day following the applicable filing date and on each monthly anniversary of the business day following the applicable filing date (if no registration statement shall have been filed by the Company in accordance herewith by such date), the Company shall pay to the April 2018 Investors an amount in cash, as partial liquidated damages, equal to 1% per month (pro-rata for partial months) based upon the gross purchase price of the Bridge Notes (calculated on a daily basis) under the 2018 Note Agreement.

The obligations under the Bridge Notes are secured, subject to certain exceptions and other permitted payments by a perfected security interest on the assets of the Company.

The 9% discount associated with the April 2018 Bridge Notes was approximately $164,000 and was recorded as a debt discount. The Company also incurred legal and advisory fees associated with the April 2018 Bridge Notes of approximately $164,000 and these were recorded as debt issuance costs.

As part of the initial closing, the April 2018 Investors received 3,648,352 warrants to purchase shares of common stock of the Company (the “April 2018 Warrants”) exercisable at a 150% premium to the April 2018 Bridge Notes conversion price or $0.75. Half of such April 2018 Warrants have a five-year term and half have a one-year term. The Company reviewed the provisions of the April 2018 Warrants to determine the balance sheet classification of the April 2018 Warrants. The Company concluded that there is an obligation to repurchase the April 2018 Warrants by transferring assets and accordingly the warrants will be classified as a liability. The April 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $1.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 9 –Fair Value for further discussion.

Pursuant to a letter agreement, dated as of April 20, 2018 (the “Letter Agreement”), the Company engaged a registered broker dealer as a financial advisor (the “Financial Advisor”). Pursuant to the Letter Agreement, the Company paid the Financial Advisor a fee of $116,000, approximately 7% of the proceeds from the sale of the April 2018 Bridge Notes. This is included in the debt issuance costs discussed above. Per the Letter Agreement, the Company also issued to the Financial Advisor 232,000 warrants to purchase shares of common stock of the Company with an exercise price of $0.75 (the “Advisor Warrants”). The Advisor Warrants are exercisable at any time and from time to time, in whole or in part, during the four-year period commencing six months from the date of the Letter Agreement. Like the April 2018 Warrants, the Advisor Warrants met the criteria to be classified as a liability. The Advisor Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 9 –Fair Value for further discussion.

The Company reviewed the conversion option of the April 2018 Bridge Notes and determined that there was a beneficial conversion feature in connection with the issuance of the April 2018 Bridge Notes since the calculated effective conversion price was at a discount to the fair market value of the Company's common stock at issuance date. For purposes of calculating the beneficial conversion feature, the proceeds of $1.7 million from the April 2018 Bridge Notes were allocated to the notes and warrants based on their relative fair values at the date of issuance. The portion allocated to the April 2018 Bridge Notes was $0.6 million with the remaining $1.1 million allocated to the April 2018 Warrants. As a result of the allocation of the proceeds, the Company calculated a beneficial conversion feature of approximately $1.1 million which was recorded as a debt discount with an offset to additional paid in capital.

The Company reviewed the redemption features of the April 2018 Bridge Notes and determined that there is a redemption feature that qualifies as an embedded derivative instrument which is required to be separated from the debt host contract and accounted for separately as a derivative. The Company determined the initial fair value of the derivative to be approximately $0.1 which was recorded as a debt discount with an offset to derivative liability. The valuation was performed using the “with and without” approach, whereby the April 2018 Bridge Notes were valued both with the embedded derivative and without, and the difference in values was recorded as the derivative liability. See Note 9 –Fair Value for further discussion

As detailed above, the debt discounts and debt issuance costs related to the April 2018 Bridge Notes total $2.7 million. Since the costs exceeded the $1.8 million face amount of the debt, the Company recorded $1.8 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying condensed consolidated balance sheet with the excess $0.9 million expensed as a loss on issuance of convertible notes in the condensed consolidated statements of operations. The debt discount and debt issuance costs will be amortized to interest expense over the life of the April 2018 Bridge Notes on a basis that approximates the effective interest method. Amortization of the discount was approximately $9,000 for the three and six months ended June 30, 2018 and is included in interest expense in the unaudited condensed consolidated statements of operations.

5.         OTHER CURRENT LIABILITIES.

Other current liabilities are as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Obligation to issue common shares	$-	$1,897
Liability related to equity purchase agreement	460	-
Liability for settlement of equity instrument	1,650	1,085
	$2,110	$2,982

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

As of the date of the Crede Agreement, the fair value of the common stock warrant liability related to Crede was revalued to approximately $0.4 million, resulting in a gain of $0.2 million included in warrant revaluation in the unaudited condensed consolidated statement of operations during the six months ended June 30, 2018. See Note 9 – Fair Value for further discussion. At the time of the Crede Agreement, the Company recorded $1.3 million in other current liabilities and $0.4 million in other long-term liabilities, thus replacing its $1.1 million liability for settlement of equity instrument and $0.4 million common stock warrant liability. This resulted in the Company recording an additional loss of $0.4 million, which is included in loss on settlement of equity instruments in the unaudited condensed consolidated statement of operations. During the six months ended June 30, 2018, the Company paid approximately $0.3 million to Crede. The remaining amount due to Crede will be paid per the Crede Agreement payment schedule with the final installment due in May 2019.

As of June 30, 2018, the Company had recorded a liability of approximately $0.5 million related to an equity purchase agreement. The Company is currently in negotiations with the investor with regards to this liability. See Note 8 Stockholders’ Equity for further discussion.

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

On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. Effective as of October 31, 2017, we and Mount Sinai agreed to enter into a new settlement agreement to restructure these liabilities into a secured, long-term debt obligation of $0.5 million which includes accrued interest at 10% with monthly principal and interest payments of $9,472 beginning in July 2018 and continuing over 48 months and we issued warrants in the amount of 24,900 shares, that are exercisable for shares of our common stock, on a 1-for-1 basis, with an exercise price of $7.50 per share, exercisable on the date of issuance with a term of 5 years. We do not plan to apply to list the warrants on the NASDAQ Capital Market, any other national securities exchange or any other nationally recognized trading system. A $0.5 million liability has been recorded and is reflected in long-term debt within the accompanying condensed consolidated balance sheet at June 30, 2018 and December 31, 2017.

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against the Company. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. A liability of $0.1 million and $0.2 million is reflected in accounts payable within the accompanying condensed consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheet at June 30, 2018 and December 31, 2017.

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

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000. We are currently in discussions with Bio-Rad to reach payment conditions. A liability of less than $0.1 million has been recorded in accounts payable within the accompanying condensed consolidated balance sheet at June 30, 2018 and December 31, 2017.

7. INCOME TAXES

Income tax expense for the three and six months ended June 30, 2018 and 2017 was zero as a result of recording a full valuation allowance against the deferred tax asset generated during the periods, which are predominantly net operating losses.

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

On February 8, 2018 the Company entered into an equity purchase agreement (the “2018 Purchase Agreement”) with Leviston Resources LLC (“Leviston” or the “Investor”) for the purchase of up to $8,000,000 (the “Aggregate Amount”) of shares (the “Shares”) of the Company’s common stock from time to time, at the Company’s option. Shares offered and sold prior to February 13, 2018 were issued pursuant to the Company’s shelf registration statement on Form S-3 (and the related prospectus) that the Company filed with the Securities and Exchange Commission (the “SEC”) and which was declared effective by the SEC on February 13, 2015 (the “Shelf Registration Statement”).

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

In accordance with the terms of the 2018 Purchase Agreement, the Company provided the Investor with a price protection against their initial investment of Investor Shares at the $1.04 price and the commitment fee at a price of $0.82. The provision states that until the effective date of a registration statement, on the occasion the Company sells, or agrees in writing to issue any common stock or common stock equivalents and any of the terms and conditions appurtenant to such issuance or sale are more favorable to the new investors than are the terms and conditions granted the Investor for less than the purchase price at any time, the Company shall amend the terms of the 2018 Purchase Agreement so as to give the Investor the benefit of such more favorable terms or conditions.  Due to the Company entering into the 2018 Note Agreement and accepting the exercise of warrants outstanding at a conversion price of $0.30, the Company is required to reprice the initial investment and the commitment fee at $0.30. As such, at the triggering date of April 20, 2018, the total number of shares that the Company is required to issue to the Investor in relation to the repricing of their initial investment and commitment fee is approximately 3.0 million shares of which 0.9 million were issued at the time of the 2018 Purchase Agreement. As of June 30, 2018, the Company has not issued the additional 2.1 million shares to the Investor and at the time of issuance would record the additional issuance of stock against additional paid in capital.

In addition, within the price protection provision, if the Company issues any warrants in connection with issuances, sales or an agreement in writing to issue common stock or common stock equivalents by the Company, the Investor will have the right to receive a proportionate amount of such warrants, cash or shares, at Investor’s sole election, valued using the Black Scholes formula. As a result of 2018 Note Agreement and the April 2018 Warrants issued, the Company is required to provide the Investor with a proportionate and equivalent coverage in the form of warrants, stock or cash in the amount of approximately $460,000. As the Investor has the ability to elect the form of compensation, the Company has recorded the $460,000 as a liability within the other current liabilities line of the accompanying condensed consolidated balance sheet and has recorded a corresponding dividend. The Company is collectively negotiating the two amounts resulting from the price protection provision, with the Investor, to agree on a mutually acceptable settlement.

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

Because the Company’s existing registration statement on Form S-3 expired on February 13, 2018 and, due to the timing of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, the Company will not be eligible to file a new Form S-3 registration statement until September 1, 2018, the Company agreed to prepare and file with the SEC a registration statement on Form S-1 the (“S-1 Registration Statement”), by April 15, 2018 and to use reasonable best efforts to cause the S-1 Registration Statement to be declared effective by the SEC within ninety days thereafter. The Company filed the S-1 Registration Statement with the SEC on April 16, 2018, which was in a timely manner since the SEC was not open for filings on April 15, 2018. On August 10, 2018, the Company filed with the SEC, on Form RW, to withdraw the S-1 Registration Statement because the Company is seeking to re-negotiate the terms of the 2018 Purchase Agreement in order to comply with the requirements of the SEC pursuant to a letter from the SEC dated August 7, 2018. Accordingly, as of the date of issuance of this form 10-Q, the Company is awaiting an order from the SEC granting withdrawal of the S-1 Registration Statement. The Company is also required to pay liquidated damages of $100,000 on each event of default under the 2018 Purchase Agreement, of which there were none as of June 30, 2018. The Company has provided Leviston with customary indemnification rights under the 2018 Purchase Agreement.

During the six months ended June 30, 2018, the Company issued 3,120,000 shares of its common stock in connection with conversions of its Series B Preferred Stock and 3,345,334 shares of its common stock in connection with conversions of its Series C Preferred Stock. Aside from 60,000 shares of common stock issued in connection with conversions of its Series C Preferred Stock, all of the shares of common stock issued in the six months ended June 30, 2018 in connection with conversions of its Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”) were issued after the Company induced the holders of its Preferred Stock to convert their shares of Preferred Stock to shares of the company’s common stock (see below - Preferred Stock induced conversions).

During the six months ended June 30, 2018, the Company issued 3,191,000 shares of its common stock in connection with the exercise of 3,191,000 warrants. The warrant exercises resulted in net cash proceeds to the Company of approximately $1.1 million during the six months ended June 30, 2018.

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

The 2018 Purchase Agreement triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from the reduced $1.40 per share price, related to the 2017 Series C issuance, to $1.04 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $1.4 million which was recognized as a deemed dividend at time of the down round adjustment.

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

The 2018 Note Agreement, see Note 4 – Long-Term Debt And Convertible Bridge Notes, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $0.75 per share to $0.30 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $216,000 which was recognized as a deemed dividend at time of the down round adjustment.

During the six months ended June 30, 2018, 2,340 shares of Series B Preferred Stock that were outstanding at December 31, 2017 were converted into 3,120,000 shares of our common stock.

At June 30, 2018, the Company had 6,900 shares of Series B designated and 47 shares of Series B issued and outstanding.

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

The conversion price of the Series C Preferred Stock contains a down round feature. The 2018 Purchase Agreement triggered the down round feature of the Series C Preferred Stock and, as a result, the conversion price of the Company’s Series C Convertible Preferred Stock was automatically adjusted from $1.40 per share to $1.04 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.8 million which was recognized as a deemed dividend at time of the down round adjustment. The 2018 Note Agreement did not trigger any down round adjustment to the conversion price of the Series C Preferred stock because all of the Series C Preferred Stock had been converted by March 31, 2018.

During the six months ended June 30, 2018, 2,548 shares of Series C Preferred Stock that were outstanding at December 31, 2017 were converted into 3,345,334 shares of our common stock.

At June 30, 2018, the Company had 2,748 shares of Series C designated and zero shares of Series C issued and outstanding.

Preferred Stock induced conversions

On March 21, 2018, the Company entered into a letter agreement (the “2018 Inducement Agreement”) with certain holders (the “Investors”) of shares of the Company’s Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), issued in the Company’s public offering in August 2017 and registered direct offering in November 2017. Pursuant to the 2018 Inducement Agreement, the Company and the Investors agreed that, as a result of the issuance of shares of Common Stock pursuant to that Purchase Agreement, dated February 8, 2018, by and between the Company and the investor named therein, and effective as of the time of execution of the 2018 Inducement Agreement, the exercise price of the Warrants was reduced to $0.75 per share (the “Exercise Price Reduction”) and the conversion price of the Preferred Stock was reduced to $0.75 (the “Conversion Price Reduction”). As consideration for the Company’s agreement to the Exercise Price Reduction and the Conversion Price Reduction, (i) each Investor agreed to convert the shares of Preferred Stock held by such Investor into shares of Common Stock in increments of up to 4.99% of the shares of Common Stock outstanding as of the date of the 2018 Inducement Agreement and (ii) one Investor agreed to exercise 666,666 Warrants and another Investor agreed to exercise 500,000 Warrants in increments of up to 4.99% of the shares of Common Stock outstanding as of the date of the 2018 Inducement Agreement, in each case in accordance with the beneficial ownership limitations set forth in the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock and the Warrants. As discussed above, as of June 30, 2018, all shares of Preferred Stock, except 47 shares of Series B Preferred Stock, were converted to shares of our common stock pursuant to the terms of the 2018 Inducement Agreement and 300,000 Warrants were exercised at the $0.75 exercise price.

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

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of June 30, 2018:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants Assumed in Merger
(1)	2014	April 2020	12,487	$120.00
(2)	2015	February 2020	23,826	$67.20
(3)	2015	December 2020	4,081	$49.80
(4)	2016	January 2021	8,952	$36.30

Warrants
(5)	2017	June 2022	45,600	$2.75
(6)	2017	June 2022	91,429	$7.00
(7)	2017	August 2022	559,000	$0.30
(8)	2017	August 2022	60,000	$3.125
(9)	2017	August 2022	856,446	$10.00
(10)	2017	August 2022	359,999	$0.30
(11)	2017	October 2022	10,000	$0.30
(12)	2017	May 2023	892,857	$0.30
(13)	2018	October 2022	108,112	$7.50
(14)	2018	April 2019	1,824,176	$0.75
(14)	2018	April 2023	1,824,176	$0.75
(15)	2018	October 2022	232,000	$0.75
			6,913,141

(1)	These warrants were issued in connection with a private placement which was completed in October 2014.

(2)	These warrants were issued in connection with an offering which was completed in February 2015.

(3)	These warrants were issued in connection with an offering which was completed in July 2015.

(4)	These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of March 31, 2018, 5,368 warrants are recorded as a liability, See Note 9 – Fair Value for further discussion, and 3,584 are treated as equity.

(5)	These warrants were issued in connection with the Merger and are the 2017 New Bridge Warrants.

(6)	These warrants were issued in connection with the Merger and are considered Side Warrants.

(7)	These warrants were issued in connection with the August 2017 Offering and are the August 2017 Offering Warrants discussed below.

(8)	These warrants were issued in connection with the August 2017 Offering and are considered Representative Warrants.

(9)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering, and are the Series A Conversion Warrants discussed below.

(10)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.

(11)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.

(12)	These warrants were issued in connection with the Series C Preferred Offering and are the Series C Warrants discussed below.

(13)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.

(14)	These warrants were issued in connection with the April 2018 Bridge Notes and are the April 2018 Warrants discussed below.

(15)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.

Warrants Assumed in Merger

At the time of the Merger, Transgenomic had a number of outstanding warrants related to various financing transactions that occurred between 2013-2016. Details related to year issued, expiration date, amount of underlying common shares and exercise price are included in the table above.

During the six months ended June 30, 2018, 23,055 of the warrants assumed in the Merger expired and are no longer outstanding.

August 2017 Offering Warrants

In connection with the August 2017 Offering, the Company issued 2,680,000 warrants at an exercise price of $3.00, which contain a down round provision. As a result of the Series C Preferred Offering, the exercise price of the August 2017 Offering Warrants was adjusted to $1.40 per share.

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the August 2017 Offering Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $62,000 and recorded this as a deemed dividend. In addition, as a result of the 2018 Inducement Agreement, the exercise price of the August 2017 Offering Warrants was further adjusted to $0.75 as a result of the Exercise Price Reduction discussed above.

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the August 2017 Offering Warrants was adjusted to $0.30. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $63,000 and recorded this as a deemed dividend.

There were 1,821,000 and 2,121,000 August 2017 Offering Warrants exercised during the three and six months ended June 30, 2018, respectively.

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

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the Note Conversion Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $8,000 and recorded this as a deemed dividend. In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Note Conversion Warrants was further adjusted to $0.75. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $5,000 and recorded this as a deemed dividend.

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Note Conversion Warrants was adjusted to $0.30. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $10,000 and recorded this as a deemed dividend.

Convertible Promissory Note Warrants

The Convertible Promissory Note Warrants had an original exercise price of $3.00 per share and contain a down round provision. As a result of the Series C Preferred Offering, the exercise price of the Convertible Promissory Note Warrants was adjusted to $1.40 per share.

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the Convertible Promissory Note Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend. In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Convertible Promissory Note Warrants was further adjusted to $0.75. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend.

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Convertible Promissory Note Warrants was adjusted to $0.30. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend.

Series C Warrants

In connection with the Series C Preferred Offering, the Company issued 1,962,857 warrants at an exercise price of $1.63, which contain a down round provision.

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the Series C Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $58,000 and recorded this as a deemed dividend. In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Series C Warrants was further adjusted to $0.75 as a result of the Exercise Price Reduction discussed above.

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Series C Warrants was adjusted to $0.30. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $45,000 and recorded this as a deemed dividend.

There were 1,070,000 Series C Warrants exercised during both the three and six months ended June 30, 2018.

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

April 2018 Warrants

In connection with the issuance of the April 2018 Bridge notes, the Company issued 3,648,352 warrants at an exercise price of $0.75. Half of these April 2018 Warrants have a five-year term and half have a one-year term. At the time of issuance, as discussed in Note 4 Long-Term Debt And Convertible Bridge Notes, the April 2018 Warrants had a fair value of approximately $1.1 million and were recorded as a liability with an offset to debt discount.

Advisor Warrants

At the time of the 2018 Note Agreement, the Company issued 232,000 warrants with an exercise price of $0.75 to a financial advisor. At the time of issuance, as discussed in Note 4 Long-Term Debt And Convertible Bridge Notes, the Advisor Warrants had a fair value of approximately $0.1 million and were recorded as a liability with an offset to debt discount

9. FAIR VALUE

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

2016 Warrant Liability

The Company assumed the 2016 Warrant Liability in the Merger and it represents the fair value of Transgenomic warrants issued in January 2016, of which, 5,368 warrants remain outstanding as of June 30, 2018.

In March 2018, a portion of the 2016 Warrant Liability was part of a settlement agreement pursuant to a lawsuit that was filed against the Company by one of the warrant holders. As such, approximately $0.4 million of the warrant liability, representing 20,216 warrants, was canceled on the date of the settlement agreement and replaced by and amounts now recorded as other current liabilities or other long-term liabilities. For further detail, see discussion of the Crede Agreement in Note 5 – Other Current Liabilities.

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of June 30, 2018, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of 2.50 years; annual volatility of 173%; and a risk-free interest rate of 2.57%.

2018 Warrant Liabilities

At the time of the April 2018 Bridge Note issuance, the Company issued 3,648,352 of the April 2018 Warrants and 232,000 of the Advisor Warrants and both warrant issuances were classified as a warrant liability (the “2018 Warrant Liabilities”). See Note 4 Long-Term Debt And Convertible Bridge Notes for further discussion of each warrant.

The 2018 Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of June 30, 2018, assumptions used in the valuation of the 2018 Warrant Liabilities include: remaining life to maturity of 0.8 to 4.8 years; annual volatility of 140% to 163%; and risk free rate of 2.33% to 2.73%

During the three and six months ended June 30, 2018, the change in the fair value of the liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands

	Three Months Ended June 30, 2018
	2016 Warrant Liability	2018 Warrant Liabilities	Total Warrant Liabilities
Beginning balance at April 1	$124	$-	$124
Additions:	-	1,205	1,205
Total gains:
Recognized in earnings	-	(323)	(323)
Deductions – warrant liability settlement	-	-	-
Balance at June 30	$124	$882	$1,006

Dollars in Thousands

	Six Months Ended June 30, 2018
	2016 Warrant Liability	2018 Warrant Liabilities	Total Warrant Liabilities
Beginning balance at January 1	$841	$-	$841
Additions:	-	1,205	1,205
Total gains:
Recognized in earnings	(261)	(323)	(584)
Deductions – warrant liability settlement	(456)	-	(456)
Balance at June 30	$124	$882	$1,006

Derivative Liability.

At the time of the April 2018 Bridge Note issuance, the Company recorded a derivative instrument as a liability with an initial fair value of approximately $0.1 million. The valuation was performed using the “with and without” approach, whereby the April 2018 Bridge Notes were valued both with the embedded derivative and without, and the difference in values was recorded as the derivative liability. See Note 4 Long-Term Debt And Convertible Bridge Notes for further discussion.

The estimated fair value of the derivative will be remeasured at each reporting date and any change in estimated fair value of the derivative will be recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our condensed consolidated statement of operations.

As of June 30, 2018 the calculated fair value of the derivative liability was approximately $0.1 million and for the three and six months ended June 30, 2018, the Company recorded a loss of approximately $1,000 which is included in derivative revaluation in the condensed consolidated statement of operations.

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

Stock Options.

During the six months ended June 30, 2018, the Company granted stock options to employees and directors to purchase up to 3,286,528 shares of common stock at a weighted average exercise price of $0.71. These awards have vesting periods of one to four years and had a weighted average grant date fair value of $0.65. The fair value calculation of options granted during the six months ended June 30, 2018 used the follow assumptions: risk free interest rate of 2.63% based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 135%.

The following table summarizes stock option activity under our plans during the six months ended June 30, 2018:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2018	236,484	$7.12
Granted	3,286,528	0.71
Forfeited	(112,953)	2.84
Outstanding at June 30, 2018	3,410,059	$1.07
Exercisable at June 30, 2018	131,906	$8.07

As of June 30, 2018, there were 2,590,409 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 9.6 years.

For the three and six months ended June 30, 2018, we recorded compensation expense for all stock awards of $0.1 million and $0.2 million, respectively, within operating expense in the accompanying statements of operations. For both the three and six months ended June 30, 2017, we recorded compensation expense for all stock awards of less than $0.1 million. As of June 30, 2018, the unrecognized compensation expense related to unvested stock awards was $2.3 million, which is expected to be recognized over a weighted-average period of 3.4 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues, net of contractual allowances and adjustments for the three and six months ended June 30, 2018 and 2017 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Three Months Ended June 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$11	$8	$-	$-	$11	$8
Medicare	281	131	-	-	281	131
Self-pay	20	34	-	-	20	34
Third party payers	219	143	-	-	219	143
Contract diagnostics	-	-	368	-	368	-
Revenues, net of contractual allowances	$531	$316	$368	$-	$899	$316

	For the Six Months Ended June 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$23	$20	$-	$-	$23	$20
Medicare	415	289	-	-	415	289
Self-pay	46	54	-	-	46	54
Third party payers	350	256	-	-	350	256
Contract diagnostics	-	-	856	-	856	-
Revenues, net of contractual allowances	$834	$619	$856	$-	$1,690	$619

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended June 30, 2018 and December 31, 2017, the deferred revenue was $116,000 and $66,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payors for services we provide. Payments for services covered by payors average less than billed charges. We monitor revenue and receivables from payors and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payors. Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payor/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payor class during the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2018	2017	2018	2017	2018	2017
Medicaid	$26	$41	$(15)	$(33)	$11	$8
Medicare	292	128	(11)	3	281	131
Self-pay	20	58	-	(24)	20	34
Third party payers	531	300	(312)	(157)	219	143
Contract diagnostics	368	-	-	-	368	-
	1,237	527	(338)	(211)	899	316
Clinical research grants and other	60	-	-	-	60	-
	$1,297	$527	$(338)	$(211)	$959	$316

	For the Six Months Ended June 30,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2018	2017	2018	2017	2018	2017
Medicaid	$41	$65	$(18)	$(45)	$23	$20
Medicare	429	294	(14)	(5)	415	289
Self-pay	46	78	-	(24)	46	54
Third party payers	848	595	(498)	(339)	350	256
Contract diagnostics	856	-	-	-	856	-
	2,220	1,032	(530)	(413)	1,690	619
Clinical research grants and other	65	-	-	-	65	-
	$2,285	$1,032	$(530)	$(413)	$1,755	$619

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$11	$8	$(12)	$(2)	$(1)	$6
Medicare	281	131	(42)	(23)	239	108
Self-pay	20	34	-	(6)	20	28
Third party payers	219	143	(88)	(25)	131	118
Contract diagnostics	368	-	-	-	368	-
	899	316	(142)	(56)	757	260
Clinical research grants and other	60	-	-	-	60	-
	$959	$316	$(142)	$(56)	$817	$260

	For the Six Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$23	$20	$(23)	$(4)	$-	$16
Medicare	415	289	(62)	(53)	353	236
Self-pay	46	54	-	(10)	46	44
Third party payers	350	256	(141)	(44)	209	212
Contract diagnostics	856	-	-	-	856	-
	1,690	619	(226)	(111)	1,464	508
Clinical research grants and other	65	-	-	-	65	-
	$1,755	$619	$(226)	$(111)	$1,529	$508

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

The following summarizes the mix of receivables:

	June 30, 2018	December 31, 2017
Medicaid	$37	$37
Medicare	774	256
Self-pay	103	53
Third party payers	797	1,066
Contract diagnostic services	392	445
Other	-	-
	$2,103	$1,857
Less allowance for doubtful accounts	(1,351)	(1,127)
Accounts receivable, net	$752	$730

The following table presents the roll-forward of the allowance for doubtful accounts for the six months ended June 30, 2018.

		Allowance for Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2018		$(1,127)
Collection Allowance:
Medicaid	$(23)
Medicare	(62)
Third party payers	(141)
Service revenue, net	(226)
Bad debt expense	$2
Total charges		(224)
Balance, June 30, 2018		$(1,351)

12. SUBSEQUENT EVENTS

Issuance of Convertible Notes

On July 11, 2018, the Company closed on a second round of notes pursuant to the 2018 Note Agreement. This closing provided the Company with $348,099 of proceeds for the issuance of notes with an aggregate principal of $382,526. The notes are payable by the Company on the earlier of (i) the one year anniversary after the initial closing date or (ii) upon the closing of a qualified offering, namely the Company raising gross proceeds of at least $7,000,000. The obligations under the notes are secured, subject to certain exceptions and other permitted payments by a perfected security interest on the assets of the Company. As part of this closing, the Company issued to the investors 765,052 warrants to purchase shares of common stock of the Company with an exercise price of $0.75. Half of these warrants have a five-year term and half have a one-year term.

Registration Withdrawal Request

On August 10, 2018, the Company filed with the SEC, on Form RW, to withdraw the S-1 Registration Statement initially filed with the SEC on April 16, 2018 because the Company is seeking to re-negotiate the terms of the 2018 Purchase Agreement in order to comply with the requirements of the SEC pursuant to a letter from the SEC dated August 7, 2018. Accordingly, as of the date of issuance of this form 10-Q, the Company is awaiting an order from the SEC granting withdrawal of the S-1 Registration Statement.

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

The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission on April 13, 2018. Results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be attained in the future.

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

Recent Developments

During the second quarter of 2018, we continued the development of ICP. Our ICP sales growth plan remains focused on hospitals, large contract research organizations (CRO), OEM’s and national scale labs. In June 2018, we announced that we had eight ICP trials underway with three reference laboratories, one hospital laboratory, two CRO’s and two diagnostic equipment companies. We also have agreements for twelve additional ICP kit trials in the third quarter of 2018.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of June 30, 2018, the Company had a net loss of $5.3 million, negative working capital of $8.1 million and net cash used in operating activities of $3.6 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2018	2017	$	%
Service revenue, net	$757	$260	$497	191%
Clinical research grants	62	-	62	-
Other	(2)	-	(2)	-
Net Sales	817	260	557	214%

Net sales for the three months ended June 30, 2018 were $0.8 million, an increase of $0.6 million, or 214%, as compared to the same period in 2017. This increase was a result of increases in contract diagnostic service revenue, patient diagnostic service revenue and clinical research grants. Contract diagnostic service revenue increased as a result of the Merger and was $0.4 million and zero for the three months ended June 30, 2018 and 2017, respectively. Patient diagnostic service revenue had an increase of $0.1 million for the three months ended June 30, 2018 as compared to the same period in 2017 due to an increase in cases processed. We processed 383 cases during the three months ended June 30, 2018 as compared to 230 cases during the same period in 2017, or a 67% increase in cases. The increase in volume is the result of increased sales personnel in the second quarter of 2018 as compared to 2017. Grant revenue increased by approximately $0.1 million. There was one grant program that had revenue recognition during the three months ended June 30, 2018 and none during the three months ended June 30, 2017.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales increased by $0.4 million for the three months ended June 30, 2018 as compared to the same period in 2017. The increase is due to increased biomarker subcontracted processing fees, increased professional medical fees involved with the processing of patient tests, increased operating supplies in our diagnostic laboratory and increased costs related to clinical research grants. These increases were mainly a result of the increased revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2018	2017	2018	2017
Gross Profit	$175	$(24)	21%	(9)%

Gross margin was 21% of total net sales, for the three months ended June 30, 2018, compared to a negative 9% of total net sales for the same period in 2017. The gross profit increased by $0.2 million during the three months ended June 30, 2018 as compared to the same period in 2017 and was due to the increased revenues during the current year.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $1.6 million to $2.4 million for the three months ended June 30, 2018 as compared to the same period in 2017. This increase is impacted by the Merger and other costs associated with operating as a public company which did not exist in the second quarter of 2017. The increase in operating expenses reflects increased personnel costs of $0.5 million associated with increased headcount, increased expenses of $0.3 million related to professional fees and other costs associated with operating as a public company, increased amortization of $0.3 million related to acquired intangibles from the Merger, increased taxes and insurances of $0.2 million, increased stock compensation costs of $0.1 and increased other costs of $0.2 million.

Other Income (Expense). Other expense for the three months ended June 30, 2018 and 2017 included interest expense of $0.1 million and $0.2 million, respectively. Other expense for the three months ended June 30, 2018 and 2017, also included $0.3 million of income and $3,000 of expense, respectively, for the change in fair value of common stock warrant liabilities. The current year three month period also included an expense of $0.9 million related to a loss on issuance of convertible notes which resulted from debt discounts that were recorded in excess of the face value of the related debt. In the prior year, during the three months ended June 30, 2017, we had $2.6 million of advisory fees related to the Merger and we had no such charges during the three months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2018	2017	$	%
Service revenue, net	$1,464	$508	$956	188%
Clinical research grants	62	-	62	-
Other	3	-	3	-
Net Sales	1,529	508	1,021	201%

Net sales for the six months ended June 30, 2018 were $1.5 million, an increase of $1.0 million, or 201%, as compared to the same period in 2017. This increase was a result of increases in contract diagnostic service revenue, patient diagnostic service revenue and clinical research grants. Contract diagnostic service revenue increased as a result of the Merger and was $0.9 million and zero for the six months ended June 30, 2018 and 2017, respectively. Patient diagnostic service revenue had an increase of $0.1 million for the six months ended June 30, 2018 as compared to the same period in 2017 due to an increase in cases processed. We processed 523 cases during the six months ended June 30, 2018 as compared to 429 cases during the same period in 2017, or a 22% increase in cases. The increase in volume is the result of increased sales personnel in the second quarter of 2018 as compared to 2017. Grant revenue increased by approximately $0.1 million. There was one grant program that had revenue recognition during the six months ended June 30, 2018 and none during the six months ended June 30, 2017.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales increased by $0.9 million for the six months ended June 30, 2018 as compared to the same period in 2017. The increase is due to increased biomarker subcontracted processing fees, increased professional medical fees involved with the processing of patient tests, increased operating supplies in our diagnostic laboratory and increased costs related to clinical research grants. These increases were mainly a result of the increased revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2018	2017	2018	2017
Gross Profit	$199	$42	13%	8%

Gross margin was 13% of total net sales, for the six months ended June 30, 2018, compared to 8% of total net sales for the same period in 2017. The gross profit increased by $0.1 million during the six months ended June 30, 2018 as compared to the same period in 2017 and was due to the increased revenues during the current year.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $3.4 million to $4.8 million for the six months ended June 30, 2018 as compared to the same period in 2017. This increase is impacted by the Merger and other costs associated with operating as a public company which did not exist in the second quarter of 2017. The increase in operating expenses reflects increased personnel costs of $0.8 million associated with increased headcount, increased expenses of $0.9 million related to professional fees and other costs associated with operating as a public company, increased amortization of $0.6 million related to acquired intangibles from the Merger, increased taxes and insurances of $0.3 million, increased stock compensation costs of $0.2 and increased other costs of $0.3 million. During the six months ended June 30, 2018, we also recorded a $0.3 million charge for goodwill impairment.

Other Income (Expense). Other expense for the six months ended June 30, 2018 and 2017 includes interest expense of $0.1 million and $0.4 million, respectively. Other expense for the six months ended June 30, 2018 and 2017, also included $0.6 million of income and $3,000 of expense, respectively, for the change in fair value of common stock warrant liabilities. During the six months ended June 30, 2018, we also had income from gains on settlements of certain vendor liabilities of $0.1 million, a loss on settlement of equity instruments of $0.4 million and an expense of $0.9 million related to a loss on issuance of convertible notes.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	June 30, 2018	December 31, 2017	Change
Current assets (including cash of $71 and $421 respectively)	$1,158	$1,742	$(584)
Current liabilities	9,282	10,036	(754)
Working capital	$(8,124)	$(8,294)	$170

During the first quarter of 2018 we received gross proceeds of $400,000 when we entered into an agreement with the Connecticut Department of Economic and Community Development by which we received a grant of $100,000 and a loan of $300,000 with a payment term of ten years and we entered into an equity purchase agreement for the purchase of up to $8,000,000 of shares of our common stock from time to time, at our option. The initial sale of 721,153 shares of our common stock resulted in net proceeds to us of approximately $618,000.

In April 2018, we received gross proceeds of approximately $1.7 million through the issuance of convertible notes and during the six months ended June 30, 2018 we also received approximately $1.1 million from the exercise of warrants.

Analysis of Cash Flows – Six Months Ended June 30, 2018 and 2017

Net Change in Cash. Cash decreased by $0.4 million during the six months ended June 30, 2018, compared to an increase of $0.9 million during the six months ended June 30, 2017.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $3.6 million during the six months ended June 30, 2018 included a net loss of $5.3 million, an increase in accounts receivable of $0.2 million and a decrease in accrued expenses and other liabilities of $0.3 million. These were partially offset by a decrease in other assets of $0.2 million and non-cash adjustments of $2.0 million. The cash flows used in operating activities in the six months ended June 30, 2017 included the net loss of $4.4 million and an increase in accounts receivable of $0.1 million. These were partially offset by an increase in accounts payable, accrued expenses and other liabilities of $0.8 million and non-cash adjustments of $2.9 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.1 million for the six months ended June 30, 2018, resulting from purchases of property and equipment. Cash flows provided by investing activities were $0.1 million for the six months ended June 30, 2017 and was cash acquired as part of the merger transaction.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $3.3 million for the six months ended June 30, 2018, which included proceeds of $0.6 million from the issuance of common stock, $0.3 million from the issuance of long-term debt, $1.7 million from the issuance of convertible notes and $1.1 million from the exercise of warrants. These proceeds were partially offset by payments on our long-term debt of $0.2 million and payments for our capital lease obligations and deferred financing costs of $0.2 million. Cash flows provided by financing activities during the six months ended June 30, 2017 included proceeds of $1.7 million from the issuance of long-term debt and convertible notes, and $0.4 million from the issuance of preferred stock. These were partially offset by $0.4 million of payments on our debt and capital lease obligations.

Off-Balance Sheet Arrangements

At each of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2018, as compared to those disclosed in our Annual Report on form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on April 13, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 1, 2018, we adopted ASC 606 by using the modified-retrospective method. An adjustment was not required and a change to the prior revenue recognition process and policy to adopt the new standard was not necessary.

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

We have incurred losses since our inception and expect to incur losses in the future. As of June 30, 2018, we had a net loss of $5.3 million, negative working capital of $8.1 million and net cash used in operating activities of $3.6 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of June 30, 2018, our cash balance was $0.1 million and our working capital was approximately negative $8.1 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)       Exhibits

10.1	Form of 8% Senior Secured Convertible Promissory Note, dated April 20, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 23, 2018).
10.2	Form of Warrant to Purchase Common Stock dated April 20, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 23, 2018).
10.3	Form of Security Agreement by and among the Company and the investors named therein, dated April 20, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 23, 2018).
10.4	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein, dated April 20, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 23, 2018).
10.5	Form of Letter Agreement by and among the Company and Alliance Global Partners, dated April 20, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on April 23, 2018).
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2**	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECIPIO, INC.

Date:	August 16, 2018	By:	/S/ ILAN DANIELI
Ilan Danieli Chief Executive Officer (Principal Executive Officer)

Date:	August 16, 2018	By:	/S/ CARL IBERGER
Carl Iberger Chief Financial Officer (Principal Financial Officer)

