Form 10-Q
period 2018-09-30
Precipio, Inc.
filed 2018-11-19
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

As of November 13, 2018, the number of shares of common stock outstanding was 30,383,298.

PRECIPIO, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2018
	(unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$219	$421
Accounts receivable, net	658	730
Inventories, net	175	161
Other current assets	414	430
Total current assets	1,466	1,742

PROPERTY AND EQUIPMENT, NET	489	353

OTHER ASSETS:
Goodwill	3,116	4,685
Intangibles, net	19,554	20,458
Other assets	25	22
Total assets	$24,650	$27,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$653	$587
Current maturities of convertible notes, less debt discounts and debt issuance costs	256	-
Accounts payable	5,504	5,103
Current maturities of capital leases	56	50
Accrued expenses	1,816	1,248
Deferred revenue	94	66
Other current liabilities	1,910	2,982
Total current liabilities	10,289	10,036
LONG TERM LIABILITIES:
Long-term debt, less current maturities and discounts	1,036	2,829
Convertible notes, less current maturities and discounts	1,530	-
Common stock warrant liabilities	1,693	841
Derivative liabilities	337	-
Capital leases, less current maturities	169	113
Deferred tax liability	349	349
Other long-term liabilities	67	67
Total liabilities	15,470	14,235
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively, 47 and 4,935 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2018 and December 31, 2017, 23,755,872 and 10,196,620 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	238	102
Additional paid-in capital	50,063	44,465
Accumulated deficit	(41,121)	(31,542)
Total stockholders’ equity	9,180	13,025
	$24,650	$27,260

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
SALES
Service revenue, net	$808	$316	$2,498	$935
Clinical research grants	13	9	75	9
Other	2	2	5	2
Revenue, net of contractual allowances and adjustments	823	327	2,578	946
less allowance for doubtful accounts	(173)	(57)	(399)	(168)
Net sales	650	270	2,179	778
COST OF SALES
Service revenue	653	347	1,926	813
Clinical research grants	8	-	65	-
Total cost of sales	661	347	1,991	813
Gross (loss) profit	(11)	(77)	188	(35)
OPERATING EXPENSES:
Operating expenses	2,831	2,541	7,367	3,981
Impairment of goodwill	1,275	1,015	1,569	1,015
TOTAL OPERATING EXPENSES	4,106	3,556	8,936	4,996
OPERATING LOSS	(4,117)	(3,633)	(8,748)	(5,031)
OTHER INCOME (EXPENSE):
Interest expense, net	(120)	(1,883)	(176)	(2,265)
Warrant revaluation and modification	33	-	617	(3)
Derivative revaluation	117	-	116	-
Gain on settlement of liability, net	66	647	213	647
Gain (loss) on extinguishment of debt	284	(1,338)	284	(1,391)
Loss on issuance of convertible notes	(112)	-	(1,040)	-
Merger advisory fees	-	(73)	-	(2,676)
Loss on settlement of equity instruments	-	-	(385)	-
	268	(2,647)	(371)	(5,688)
LOSS BEFORE INCOME TAXES	(3,849)	(6,280)	(9,119)	(10,719)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	(3,849)	(6,280)	(9,119)	(10,719)

Deemed dividends related to beneficial conversion feature of preferred stock and fair value of consideration issued to induce conversion of preferred stock	-	(3,764)	(3,848)	(9,012)
Preferred dividends	-	(84)	-	(84)
TOTAL DIVIDENDS	-	(3,848)	(3,848)	(9,096)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,849)	$(10,128)	$(12,967)	$(19,815)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.17)	$(1.36)	$(0.69)	$(6.96)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	23,202,208	7,430,741	18,877,601	2,846,221

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,119)	$(10,719)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	972	395
Amortization of deferred financing costs and debt discounts	70	1,898
(Gain) loss on extinguishment of debt	(284)	1,391
Gain on settlement of liability, net	(213)	(647)
Loss on settlement of equity instrument	385	-
Loss on issuance of convertible notes	1,040	-
Stock-based compensation	342	33
Impairment of goodwill	1,569	1,015
Merger advisory fees	-	2,676
Provision for losses on doubtful accounts	394	168
Warrant revaluation and modification	(617)	3
Derivative revaluation	(116)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(322)	(129)
Inventories, net	(14)	15
Other assets	13	30
Accounts payable	526	484
Accrued expenses and other liabilities	573	(1,094)
Net cash used in operating activities	(4,801)	(4,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business combination	-	101
Purchase of property and equipment	(66)	-
Net cash (used in) provided by investing activities	(66)	101
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(44)	(34)
Issuance of preferred stock	-	5,380
Payment of deferred financing costs	(138)	(25)
Issuance of common stock, net of issuance costs	618	-
Proceeds from exercise of warrants	1,271	25
Proceeds from long-term debt	300	315
Proceeds from convertible notes	3,000	1,365
Principal payments on convertible bridge notes	-	(1,500)
Principal payments on long-term debt	(342)	(816)
Net cash flows provided by financing activities	4,665	4,710
NET CHANGE IN CASH	(202)	330
CASH AT BEGINNING OF PERIOD	421	51
CASH AT END OF PERIOD	$219	$381

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$37	$65
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Purchases of equipment financed through accounts payable	31	20
Equipment financed through capital leases	107	-
Deferred debt issuance cost financed through accounts payable	57	64
Discount of 9% on issuance of convertible bridge notes	297	-
Other current liabilities canceled in exchange for common shares	1,897	-
Conversion of bridge loans plus interest into common stock	-	1,787
Conversion of senior and junior notes plus interest into preferred stock and common stock	-	4,771
Beneficial conversion feature on issuance of convertible notes	1,604	1,856
Accrued merger cost	-	10
Issuance of warrants in conjunction with issuance of side agreement	-	487
Initial valuation of derivative liability recorded in conjunction with issuance of convertible notes	453	-
Initial valuation of warrant liability recorded in conjunction with issuance of convertible notes	1,925	-
Long-term debt exchanged for convertible notes	2,108	-
Prepaid insurance financed with loan	375	-
Accounts payable converted to long-term debt	74	-
Liability recorded related to equity purchase agreement repricing	460	-
Warrant liability canceled due to settlement of equity instruments	456	-

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past few years. As of September 30, 2018, the Company had a net loss of $9.1 million, negative working capital of $8.8 million and net cash used in operating activities of $4.8 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

Nasdaq Delisting Notice

On March 26, 2018, Precipio, Inc. received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of the Company’s common stock for the preceding 30 consecutive business days, the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Precipio had a period of 180 calendar days, or until September 24, 2018 to regain compliance with the Minimum Bid Price Requirement. On September 25, 2018, the Company received a letter from Nasdaq notifying the Company that it was eligible for an additional 180 day extension, or until March 25, 2019, to regain compliance. The Notice had no immediate effect on the listing of Precipio’s common stock, and its common stock will continue to trade on the Nasdaq Capital Market under the symbol “PRPO” at this time. The Company intends to monitor the closing bid price of its common stock and consider its available options to resolve its noncompliance with the Minimum Bid Price Requirement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP. We have evaluated events occurring subsequent to September 30, 2018 for potential recognition or disclosure in the condensed consolidated financial statements and concluded that, other than what is disclosed within the notes to unaudited condensed consolidated financial statements and in Note 12 - Subsequent Events, there were no other subsequent events that required recognition or disclosure.

The condensed consolidated balance sheet as of December 31, 2017 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2017. The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 contained in our Annual Report Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2018. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2018.

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

In June 2018, the FASB issued ASU 2018-07 “Compensation—Stock Compensation (Topic 718)”, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from non-employees. This ASU is effective for reporting periods beginning after December 15, 2018. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820)”, which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40)”, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

Property and Equipment, net.

Depreciation expense was less than $0.1 million for the three and nine months ended September 30, 2018 and 2017. Depreciation expense during each year includes depreciation related to equipment acquired under capital leases.

Goodwill and Intangible Assets.

As a result of the Merger, the Company recorded goodwill and intangible assets as part of its allocation of the purchase consideration.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the business acquired. Goodwill is tested for impairment annually. We perform this impairment analysis during the fourth quarter of each year or when a significant event occurs that may indicate that the assets might be impaired. During the nine months ended September 30, 2018, the Company experienced a decline in its share price and a reduction in its market capitalization, as such the Company determined that an assessment of goodwill should be performed using the qualitative approach. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of the Company was less than its carry value. The analysis of the fair value of the Company involved using the market capitalization and the discounted cash flow model. Based on the analysis, the Company concluded that its carrying value exceeded its fair value and goodwill impairment in the amount of $1.6 million and 1.0 million was recorded for the nine months ended September 30, 2018 and 2017, respectively. The Company recognized an impairment of $1.3 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively.

Intangibles

Amortization expense for intangible assets was $0.3 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.3 million during the nine months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets is expected to be $1.2 million, $1.0 million, $1.0 million, $0.9 million and $0.9 million for each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

Debt Issuance Costs and Debt Discounts.

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Both are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. See Note 4 – Long-Term Debt and Convertible Notes for further information.

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

When we receive payment in advance, we initially defer the revenue and recognize it when we deliver the service. Deferred net sales included in the balance sheet as deferred revenue was $0.1 million as of September 30, 2018 and December 31, 2017, respectively.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 19,411,045 and 5,919,819 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2018 and 2017, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	September 30,
	2018	2017
Stock options	3,399,076	236,887
Warrants	9,261,896	4,224,824
Preferred stock	156,667	1,456,400
Convertible notes	6,593,406	1,708
Total	19,411,045	5,919,819

3. REVERSE MERGER

Unaudited pro forma information

The operating results of Transgenomic have been included in the Company's consolidated financial statements for all periods after June 29, 2017.

The following unaudited pro forma information presents the Company's financial results as if the acquisition of Transgenomic had occurred on January 1, 2017 and combines Transgenomic’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017 with Precipio’s unaudited condensed statement of operations for the nine months ended September 30, 2017:

Dollars in thousands, except per share amounts	September 30, 2017
Nine Months Ended
Net sales	$1,742
Net loss available to common stockholders	(22,980)
Loss per common share	$(3.40)

4. LONG-TERM DEBT AND CONVERTIBLE NOTES

Long-term debt consists of the following:

	Dollars in Thousands
	September 30, 2018	December 31, 2017
Department of Economic and Community Development (DECD)	$280	$-
DECD debt issuance costs	(29)	-
Secured debt obligations	1,058	3,233
Financed insurance loan	306	183
Settlement Agreement	74	-
Total long-term debt	1,689	3,416
Current portion of long-term debt	(653)	(587)
Long-term debt, net of current maturities	$1,036	$2,829

Department of Economic and Community Development.

On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with the Department of Economic and Community Development (“DECD”) by which the Company received a grant of $100,000 and a loan of $300,000 secured by substantially all of the Company’s assets (the “DECD 2018 Loan”.) At September 30, 2018, $25,000 of the grant is included in deferred revenue in the accompanying condensed consolidated balance sheet and for the nine months ended September 30, 2018, $75,000 has been recorded as clinical research grant revenue in the condensed consolidated statements of operations.

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $1,000 and $2,000 for the three and nine months ended September 30, 2018, respectively. Net debt issuance costs were $29,000 at September 30, 2018 and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheet.

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

On September 17, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreements”) with three institutional investors (the “Holders”) pursuant to which the Company issued or shall issue convertible promissory notes, due January 1, 2021 (the “Exchange Notes”) in exchange (the “Exchange”) for amounts owed to the Holders pursuant to certain debt settlement agreements, dated October 31, 2017. See Exchange Notes discussed below for further details of the notes. At the time of the Exchange Agreements, $2.1 million of Secured Debt Obligations were exchanged for $1.8 million of Exchange Notes and the Company recorded a $0.3 million gain on extinguishment of debt in the condensed consolidated statements of operations.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2017 the Company financed $0.4 million with a 4.99 % interest rate and fully paid off such loan as of May 2018. In July 2018, the Company financed $0.4 million with a 4.89% interest rate and will make monthly payments through June 2019. As of September 30, 2018 and December 31, 2017, the Financed Insurance Loans outstanding balance of $0.3 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “Settlement Agreement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the Settlement Agreement. The settlement amount will accrue interest at the rate of 10% per annum until paid in full. The Settlement Agreement outstanding balance of $0.1 million was included in long-term debt and accounts payable in the Company’s condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

Convertible notes consist of the following:

	Dollars in Thousands
	September 30, 2018	December 31, 2017
Convertible bridge notes	$3,297	$-
Convertible bridge notes discount and debt issuance costs	(3,093)	-
Convertible promissory notes	1,823	-
Convertible promissory notes debt issuance costs	(241)	-
Total convertible notes	1,786	-
Current portion of convertible notes	(256)	-
Convertible notes, net of current maturities	$1,530	$-

Convertible Bridge Notes.

On April 20, 2018, the Company entered into a securities purchase agreement (the “2018 Note Agreement”) with certain investors (the “April 2018 Investors”), pursuant to which the Company would issue up to approximately $3,296,703 in Senior Secured Convertible Promissory Notes along with warrants. (the “Transaction”). The number of warrants will be equal to the number of shares of common stock issuable upon conversion of the notes based on the conversion price at the time of issuance. Half of the warrants will have a one-year term and half will have a five-year term (the “Transaction”). The 2018 Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Transaction consists of a series unregistered Senior Secured Convertible Notes (the “Bridge Notes”), bearing interest at a rate of 8% annually and an original issue discount of 9%. The Bridge Notes shall be convertible at a price of $0.50 per share, provided that if the notes are not repaid within 180 days of the initial Bridge Notes issuance date of April 20, 2018, the conversion price shall be adjusted to 80% of the lowest volume weighted average price during the prior 10 days, subject to a minimum conversion price of $0.30 per share.

The Transaction consisted of a number of drawdowns. The initial closing on April 20, 2018 provided the Company with proceeds of $1,660,000, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1,824,176 (the “April 2018 Bridge Notes”). During the three months ended September 30, 2018, the Company completed three additional drawdowns for aggregate proceeds of $1.3 million, net of an original issue discount of 9% and before debt issuance cost, for the issuance on notes with an aggregate principal of $1.5 million. The third quarter 2018 drawdowns included the following funding from the April 2018 Investors (i) $348,104 in July 2018 for Bridge Notes with an aggregate principal of $382,526, (ii) $495,955 in August 2018 for Bridge Notes with an aggregate principal of $545,005 and (iii) $495,941 in September 2018 for Bridge Notes with an aggregate principal of $544,990 (collectively, the “Q3 2018 Bridge Notes”).

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

The terms of the 2018 Note Agreement also stipulates that upon written demand by one of the April 2018 Investors after August 22, 2018, the Company shall file a registration statement within thirty (30) days after written demand covering the resale of all or such portion of the conversion shares for an offering to be made on a continuous basis pursuant to Rule 415. The registration statement filed shall be on Form S-3 or Form S-1, at the option of the Company. If the Company does not file a registration statement in accordance with the terms of the 2018 Note Agreement, then on the business day following the applicable filing date and on each monthly anniversary of the business day following the applicable filing date (if no registration statement shall have been filed by the Company in accordance herewith by such date), the Company shall pay to the April 2018 Investors an amount in cash, as partial liquidated damages, equal to 1% per month (pro-rata for partial months) based upon the gross purchase price of the Bridge Notes (calculated on a daily basis) under the 2018 Note Agreement. As of the filing of this Quarterly Report on Form 10-Q, the Company has not filed a registration statement related to the April 2018 Note Agreement and no demand to file a registration statement has been made by the April 2018 Investors.

The obligations under the Bridge Notes are secured, subject to certain exceptions and other permitted payments by a perfected security interest on the assets of the Company.

The 9% discount associated with the April 2018 Bridge Notes was approximately $164,000 and was recorded as a debt discount. The Company also incurred legal and advisory fees associated with the April 2018 Bridge Notes of approximately $164,000 and these were recorded as debt issuance costs. The 9% discount associated with the Q3 2018 Bridge Notes was approximately $133,000 and was recorded as a debt discount.

As part of the initial closing, the April 2018 Investors received 3,648,352 warrants to purchase shares of common stock of the Company (the “April 2018 Warrants”) exercisable at a 150% premium to the April 2018 Bridge Notes conversion price or $0.75. Half of such April 2018 Warrants have a five-year term and half have a one-year term. The Company reviewed the provisions of the April 2018 Warrants to determine the balance sheet classification of the April 2018 Warrants. The Company concluded that there is an obligation to repurchase the April 2018 Warrants by transferring assets and accordingly the warrants were classified as a liability. The April 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $1.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. The April 2018 Investors received 2,945,055 warrants to purchase shares of common stock of the Company in connection with the Q3 Bridge Note issuances (the “Q3 2018 Warrants”) with an initial exercise price of $0.75. Half of such Q3 2018 Warrants have a five-year term and half have a one-year term. The terms of the Q3 2018 Warrants are the same as the April 2018 Warrants and, as such, were classified as liabilities. The Q3 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.7 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 9 –Fair Value for further discussion.

On September 20, 2018, immediately after the final drawdown of the Bridge Notes, the Company entered into an agreement with the April 2018 Investors whereby the exercise price of all warrants issued to the April 2018 Investors in connection with both the 2018 Note Agreement and the Q3 Bridge Notes were amended from $0.75 to $0.50. The Company reviewed this repricing to determine the appropriate account treatment and concluded that the repricing would be treated as a modification of the warrant agreements. As the warrants related to the Bridge Notes are classified as liabilities, the change in fair value attributable to the repricing would be reflected in the subsequent measurement on the warrants. Management calculated the change in fair value due to repricing to be an expense of approximately $0.1 million which is included in warrant revaluation and modification in the unaudited condensed consolidated statements of operations.

Pursuant to a letter agreement, dated as of April 20, 2018 (the “Letter Agreement”), the Company engaged a registered broker dealer as a financial advisor (the “Financial Advisor”). Pursuant to the Letter Agreement, the Company paid the Financial Advisor a fee of $116,000, approximately 7% of the proceeds from the sale of the April 2018 Bridge Notes. This is included in the debt issuance costs discussed above. Per the Letter Agreement, the Company also issued to the Financial Advisor 232,000 warrants to purchase shares of common stock of the Company with an exercise price of $0.75 (the “Advisor Warrants”). The Advisor Warrants are exercisable at any time and from time to time, in whole or in part, during the four-year period commencing six months from the date of the Letter Agreement. Like the April 2018 Warrants and like the Q3 2018 Warrants, the Advisor Warrants met the criteria to be classified as a liability. The Advisor Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 9 –Fair Value for further discussion.

The Company reviewed the conversion option of the April 2018 Bridge Notes and determined that there was a beneficial conversion feature in connection with the issuance of the April 2018 Bridge Notes since the calculated effective conversion price was at a discount to the fair market value of the Company's common stock at issuance date. For purposes of calculating the beneficial conversion feature, the proceeds of $1.7 million from the April 2018 Bridge Notes were allocated to the notes and warrants based on their relative fair values at the date of issuance. The portion allocated to the April 2018 Bridge Notes was $0.6 million with the remaining $1.1 million allocated to the April 2018 Warrants. As a result of the allocation of the proceeds, the Company calculated a beneficial conversion feature of approximately $1.1 million which was recorded as a debt discount with an offset to additional paid in capital. The Q3 2018 Bridge Notes also contained beneficial conversion features. For purposes of calculating the beneficial conversion features, the net proceeds of $1.3 million from the Q3 2018 Bridge Notes were allocated to the notes and warrants based on their relative fair values at the date of issuance. The portion allocated to the Q3 2018 Bridge Notes was $0.6 million with the remaining $0.7 million allocated to the Q3 2018 Warrants. As a result of the allocation of the proceeds, the Company calculated a beneficial conversion feature of approximately $0.5 million which was recorded as a debt discount with an offset to additional paid in capital.

The Company reviewed the redemption features of the Bridge Notes and determined that there is a redemption feature (the “Bridge Notes Redemption Feature”) that qualifies as an embedded derivative instrument which is required to be separated from the debt host contract and accounted for separately as a derivative. For the April 2018 Bridge Notes, the Company determined the initial fair value of the derivative at the time of issuance to be approximately $0.1 million which was recorded as a debt discount with an offset to derivative liability. For the Q3 2018 Bridge Notes, the Company determined the initial fair value of the derivatives at the time of issuance to be less than $0.1 million which was recorded as a debt discount with an offset to derivative liability. The valuations were performed using the “with and without” approach, whereby the Bridge Notes were valued both with the embedded derivative and without, and the difference in values was recorded as the derivative liability. See Note 9 –Fair Value for further discussion.

As detailed above, debt discounts and debt issuance costs related to the April 2018 Bridge Notes totaled $2.7 million. Since the costs exceeded the $1.8 million face amount of the debt, the Company recorded $1.8 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying condensed consolidated balance sheet with the excess $0.9 million expensed as a loss on issuance of convertible notes in the condensed consolidated statements of operations.

During the three months ended September 30, 2018, total debt discounts and debt issuance costs related to the Q3 2018 Bridge Notes totaled $1.4 million, of which the Company recorded $1.3 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying condensed consolidated balance sheet with $0.1 million expensed as a loss on issuance of convertible notes in the condensed consolidated statements of operations. The $0.1 million recorded as a loss on issuance of convertible notes was due to the fact that one of the drawdowns during the third quarter of 2018 had debt discount and debt issuance costs in excess of the face amount of the related debt.

The total debt discount and debt issuance costs of $3.1 million for all Bridge Notes will be amortized to interest expense over the life of the Bridge Notes on a basis that approximates the effective interest method. Amortization of the discounts was approximately $59,000 and $68,000 for the three and nine months ended September 30, 2018 and is included in interest expense in the unaudited condensed consolidated statements of operations.

Convertible Promissory Notes – Exchange Notes.

As discussed above, On September 17, 2018, the Company entered into Exchange Agreements whereby $2.1 million of Secured Debt Obligations were exchanged for $1.8 million of Exchange Notes. Pursuant to the terms of the Exchange Notes, the Company shall pay to the Holders the aggregate principal amount of the Exchange Notes in eighteen equal installments beginning on August 1, 2019 and ending on January 1, 2021. In accordance with the terms of the Exchange Notes, the Holder shall have the right, to convert at the then applicable conversion price any amount of the Exchange Notes up to $300,000 on any given Trading Day, with a maximum conversion amount up to $500,000 during a period of five Trading Days (the “Conversion Option”). The conversion price shall be the lesser of (i) the average volume weighted average price for the five trading days prior to the date of conversion multiplied by 1.65 and (ii) $1.00 (the “Conversion Price”). At any time at which there is no Equity Conditions Failure, as defined in the terms of the Exchange Note, and only once every ten trading days, the Company shall have the right, but not the obligation, to direct the Holders to convert up to 20% of the then outstanding principal amount of the Exchange Notes under specified conditions (the “Company Put Option”). The Company will be subject to certain restrictive covenants pursuant to the Notes, including limitations on (i) amending its certificate of incorporation and bylaws (ii) indebtedness, (iii) asset sales or leases, (iv) restricted payments and investments, (v) redemptions or repurchases of capital stock and (vi) transactions with affiliates, and the conversion price of the Exchange Notes shall be subject to certain customary adjustments in the event of stock splits, dividends, rights offerings or other pro rata distributions to holders of the Company’s common stock.

The Company considered the appropriate accounting treatment of the Exchange and determined that the Exchange will be treated as a debt extinguishment and the difference between the carrying amount of the Secured Debt Obligations and the face value of the Exchange Notes will be treated as a gain on extinguishment. See Secured Debt Obligations discussed above.

The Company reviewed the Conversion Option and concluded that it meets the criteria for derivative accounting and requires bifurcation and separate accounting as a derivative. The Company determined the initial fair value of the derivative at the time of issuance to be approximately $0.2 million which was recorded as a debt discount with an offset to derivative liability. The valuation was performed using a Monte Carlo Simulation. See Note 9 –Fair Value for further discussion.

The Company reviewed the Company Put Option and concluded that it meets the criteria for derivative accounting and requires bifurcation and separate accounting as a derivative. The Company determined the initial fair value of the derivative at the time of issuance to be immaterial. The valuation was performed using a Monte Carlo Simulation.

The Company also reviewed certain redemption provisions and call options that exist in the terms of the Exchange Notes and determined that neither require bifurcation or separate accounting.

The total debt discounts of $0.2 million for all Exchange Notes will be amortized to interest expense over the life of the Exchange Notes on a basis that approximates the effective interest method. As of September 30, 2018, the $1.6 million outstanding balance of the Exchange Notes, net of discounts, was included in convertible notes in the Company’s condensed consolidated balance sheet.

5. OTHER CURRENT LIABILITIES.

Other current liabilities are as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Obligation to issue common shares	$-	$1,897
Liability related to equity purchase agreement	460	-
Liability for settlement of equity instrument	1,450	1,085
	$1,910	$2,982

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

As of the date of the Crede Agreement, the fair value of the common stock warrant liability related to Crede was revalued to approximately $0.4 million, resulting in a gain of $0.2 million included in warrant revaluation in the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2018. See Note 9 – Fair Value for further discussion. At the time of the Crede Agreement, the Company recorded $1.5 million in other current liabilities and $0.4 million in other long-term liabilities, thus replacing its $1.1 million liability for settlement of equity instrument and $0.4 million common stock warrant liability. This resulted in the Company recording an additional loss of $0.4 million, which is included in loss on settlement of equity instruments in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2018, the Company paid approximately $0.5 million to Crede. The remaining amount due to Crede will be paid per the Crede Agreement payment schedule with the final installment due in May 2019.

As of September 30, 2018, the Company had recorded a liability of approximately $0.5 million related to an equity purchase agreement. The Company is currently in negotiations with the investor with regards to this liability. See Note 8 Stockholders’ Equity for further discussion.

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

On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time. Effective as of October 31, 2017, we and Mount Sinai agreed to enter into a new settlement agreement to restructure these liabilities into a secured, long-term debt obligation of $0.5 million which includes accrued interest at 10% with monthly principal and interest payments of $9,472 beginning in July 2018 and continuing over 48 months and we issued warrants in the amount of 24,900 shares, that are exercisable for shares of our common stock, on a 1-for-1 basis, with an exercise price of $7.50 per share, exercisable on the date of issuance with a term of 5 years. We do not plan to apply to list the warrants on the NASDAQ Capital Market, any other national securities exchange or any other nationally recognized trading system. During the three months ended September 30, 2018, the Company made one payment of $9,472 to Mount Sinai. On September 17, 2018, the remaining amount due to Mount Sinai was part of the Exchange, as discussed in Note 4 Long-Term Debt And Convertible Notes, whereby our debt obligation to Mount Sinai was exchanged for a new convertible note with new investors and the new investors assumed and settled the debt with Mount Sinai. A zero and $0.5 million liability has been recorded and is reflected in long-term debt within the accompanying condensed consolidated balance sheet at September 30, 2018 and December 31, 2017.

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against the Company. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. A liability of $0.1 million and $0.2 million is reflected in accounts payable within the accompanying condensed consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheet at September 30, 2018 and December 31, 2017.

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

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000. We are currently in discussions with Bio-Rad to reach payment conditions. A liability of less than $0.1 million has been recorded in accounts payable within the accompanying condensed consolidated balance sheet at September 30, 2018 and December 31, 2017.

7. INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2018 and 2017 was zero as a result of recording a full valuation allowance against the deferred tax asset generated during the periods, which are predominantly net operating losses.

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

Leviston purchased 721,153 shares (the “Investor Shares”) of the Company’s common stock following the close of business on February 9, 2018, subject to customary closing conditions, at a price per share of $1.04 for approximately $750,000. The shares were sold pursuant to the Shelf Registration Statement. The Company incurred approximately $132,000 in costs which have been treated as issuance costs within additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet. As required by the terms of the 2018 Purchase Agreement, the Company timely filed an S-1 on April 16, 2018. Subsequent to this filing, the S-1 Registration Statement was not declared effective by the SEC. On August 10, 2018 the Company filed a withdrawal request with the SEC. No securities had been issued or sold under this Registration Statement. The Company has determined at this time not to proceed with the offering because the Company is seeking to re-negotiate the terms of the equity purchase agreement in order to comply with the requirements of the SEC pursuant to a letter from the SEC dated August 7, 2018.

In consideration of Leviston’s agreement to enter into the 2018 Purchase Agreement, the Company agreed to pay to Leviston a commitment fee in shares of the Company’s common stock equal in value to 5.25% of the total Aggregate Amount (the “Commitment Shares”), payable in three installments upon achieving certain milestones. The first installment of 1.75% was due on or before February 12, 2018 and this amount, of $140,000, was paid to Leviston through the issuance of 170,711 shares of the Company’s common stock on February 12, 2018.

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

As of September 30, 2018, the Company has an accrual for, but has not issued any additional shares or made any payments to the Investor and is negotiating to agree on a mutually acceptable settlement.

During the nine months ended September 30, 2018, the Company issued 3,120,000 shares of its common stock in connection with conversions of its Series B Preferred Stock and 3,345,334 shares of its common stock in connection with conversions of its Series C Preferred Stock. Aside from 60,000 shares of common stock issued in connection with conversions of its Series C Preferred Stock, all of the shares of common stock issued in the nine months ended September 30, 2018 in connection with conversions of its Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”) were issued after the Company induced the holders of its Preferred Stock to convert their shares of Preferred Stock to shares of the company’s common stock (see below - Preferred Stock induced conversions).

During the nine months ended September 30, 2018, the Company issued 3,787,300 shares of its common stock in connection with the exercise of 3,787,300 warrants. The warrant exercises resulted in net cash proceeds to the Company of approximately $1.3 million during the nine months ended September 30, 2018.

On September 7, 2018, the Company entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. Pursuant to the terms of the LP Purchase Agreement, on the agreement date, the Company issued 600,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “Commitment Shares”). Also on September 7, 2018, the Company entered into a registration rights agreement with Lincoln Park (the “LP Registration Rights Agreement”), pursuant to which on September 14, 2018, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 7,000,000 shares of common stock, which includes the Commitment Shares, that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on September 28, 2018.

Under the LP Purchase Agreement, the Company may, from time to time and at its sole discretion, on any single business day on which the closing price of its common stock is not less than $0.10 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LP Purchase Agreement), direct Lincoln Park to purchase shares of its common stock in amounts up to 450,000 shares, which amounts may be increased to up to 550,000 shares depending on the market price of its common stock at the time of sale and subject to a maximum commitment by Lincoln Park of $1,000,000 per single purchase, which the Company refers to as “regular purchases”, plus other “accelerated amounts” and/or “additional accelerated amounts” under certain circumstances. The Company will control the timing and amount of any sales of its common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park in regular purchases under the LP Purchase Agreement will be based on the market price of the common stock of the Company preceding the time of sale as computed under the LP Purchase Agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. The Company may at any time in its sole discretion terminate the LP Purchase Agreement without fee, penalty or cost upon one business day notice.  There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the LP Purchase Agreement or LP Registration Rights Agreement, other than a prohibition on the Company entering into certain types of transactions that are defined in the LP Purchase Agreement as “Variable Rate Transactions”. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

Under applicable rules of The NASDAQ Capital Market, in no event may the Company issue or sell to Lincoln Park under the LP Purchase Agreement more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the LP Purchase Agreement (which is 4,628,859 shares based on 23,155,872 shares outstanding immediately prior to the execution of the LP Purchase Agreement), which limitation the Company refers to as the Exchange Cap, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of the Company’s common stock to Lincoln Park under the LP Purchase Agreement equals or exceeds $0.47 (which represents the closing consolidated bid price of the Company’s common stock on September 7, 2018, plus an incremental amount to account for the issuance of the Commitment Shares to Lincoln Park), such that issuances and sales of the Company’s common stock to Lincoln Park under the LP Purchase Agreement would be exempt from the Exchange Cap limitation under applicable NASDAQ rules. In any event, the LP Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the LP Purchase Agreement if such issuance or sale would breach any applicable NASDAQ rules.

The LP Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company’s common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 13d-3 thereunder, which limitation the Company refers to as the Beneficial Ownership Cap.

For the nine months ended September 30, 2018, no shares of the Company’s common stock were sold pursuant to the LP Purchase agreement.

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

The 2018 Note Agreement, see Note 4 – Long-Term Debt And Convertible Notes, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $0.75 per share to $0.30 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $216,000 which was recognized as a deemed dividend at time of the down round adjustment.

During the nine months ended September 30, 2018, 2,340 shares of Series B Preferred Stock that were outstanding at December 31, 2017 were converted into 3,120,000 shares of our common stock.

At September 30, 2018, the Company had 6,900 shares of Series B designated and 47 shares of Series B issued and outstanding.

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

During the nine months ended September 30, 2018, 2,548 shares of Series C Preferred Stock that were outstanding at December 31, 2017 were converted into 3,345,334 shares of our common stock.

At September 30, 2018, the Company had 2,748 shares of Series C designated and zero shares of Series C issued and outstanding.

Preferred Stock induced conversions

On March 21, 2018, the Company entered into a letter agreement (the “2018 Inducement Agreement”) with certain holders (the “Investors”) of shares of the Company’s Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), issued in the Company’s public offering in August 2017 and registered direct offering in November 2017. Pursuant to the 2018 Inducement Agreement, the Company and the Investors agreed that, as a result of the issuance of shares of Common Stock pursuant to that Purchase Agreement, dated February 8, 2018, by and between the Company and the investor named therein, and effective as of the time of execution of the 2018 Inducement Agreement, the exercise price of the Warrants was reduced to $0.75 per share (the “Exercise Price Reduction”) and the conversion price of the Preferred Stock was reduced to $0.75 (the “Conversion Price Reduction”). As consideration for the Company’s agreement to the Exercise Price Reduction and the Conversion Price Reduction, (i) each Investor agreed to convert the shares of Preferred Stock held by such Investor into shares of Common Stock in increments of up to 4.99% of the shares of Common Stock outstanding as of the date of the 2018 Inducement Agreement and (ii) one Investor agreed to exercise 666,666 Warrants and another Investor agreed to exercise 500,000 Warrants in increments of up to 4.99% of the shares of Common Stock outstanding as of the date of the 2018 Inducement Agreement, in each case in accordance with the beneficial ownership limitations set forth in the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock and the Warrants. As discussed above, as of September 30, 2018, all shares of Preferred Stock, except 47 shares of Series B Preferred Stock, were converted to shares of our common stock pursuant to the terms of the 2018 Inducement Agreement and 300,000 Warrants were exercised at the $0.75 exercise price.

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

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of September 30, 2018:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants Assumed in Merger
(1)	2014	April 2020	12,487	$120.00
(2)	2015	February 2020	23,826	$67.20
(3)	2015	December 2020	4,081	$49.80
(4)	2016	January 2021	8,952	$36.30

Warrants
(5)	2017	June 2022	45,600	$2.75
(6)	2017	June 2022	91,429	$7.00
(7)	2017	August 2022	480,000	$0.30
(8)	2017	August 2022	60,000	$3.125
(9)	2017	August 2022	856,446	$10.00
(10)	2017	August 2022	359,999	$0.30
(11)	2017	October 2022	10,000	$0.30
(12)	2017	May 2023	375,557	$0.30
(13)	2018	October 2022	108,112	$7.50
(14)	2018	April 2019	1,824,176	$0.50
(14)	2018	April 2023	1,824,176	$0.50
(15)	2018	October 2022	232,000	$0.75
(16)	2018	July 2019	382,526	$0.50
(16)	2018	July 2023	382,526	$0.50
(16)	2018	August 2019	545,000	$0.50
(16)	2018	August 2023	545,000	$0.50
(16)	2018	September 2019	545,002	$0.50
(16)	2018	September 2023	545,001	$0.50
			9,261,896

(1)	These warrants were issued in connection with a private placement which was completed in October 2014.

(2)	These warrants were issued in connection with an offering which was completed in February 2015.

(3)	These warrants were issued in connection with an offering which was completed in July 2015.

(4)	These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of March 31, 2018, 5,368 warrants are recorded as a liability, See Note 9 – Fair Value for further discussion, and 3,584 are treated as equity.

(5)	These warrants were issued in connection with the Merger and are the 2017 New Bridge Warrants.

(6)	These warrants were issued in connection with the Merger and are considered Side Warrants.

(7)	These warrants were issued in connection with the August 2017 Offering and are the August 2017 Offering Warrants discussed below.

(8)	These warrants were issued in connection with the August 2017 Offering and are considered Representative Warrants.

(9)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering, and are the Series A Conversion Warrants discussed below.

(10)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.

(11)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.

(12)	These warrants were issued in connection with the Series C Preferred Offering and are the Series C Warrants discussed below.

(13)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.

(14)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.

(15)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.

(16)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.

Warrants Assumed in Merger

At the time of the Merger, Transgenomic had a number of outstanding warrants related to various financing transactions that occurred between 2013-2016. Details related to year issued, expiration date, amount of underlying common shares and exercise price are included in the table above.

During the nine months ended September 30, 2018, 23,055 of the warrants assumed in the Merger expired and are no longer outstanding.

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

There were 79,000 and 2,200,000 August 2017 Offering Warrants exercised during the three and nine months ended September 30, 2018, respectively, for proceeds to the Company of approximately $24,000 and $795,000, respectively. During the three and nine months ended September 30, 2018, the intrinsic value of the August 2017 Offering Warrants exercised was approximately $14,000 and $420,000, respectively.

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

There were 517,300 and 1,587,300 Series C Warrants exercised during the three and nine months ended September 30, 2018, respectively, for proceeds to the Company of approximately $155,000 and $476,000, respectively. During the three and nine months ended September 30, 2018, the intrinsic value of the Series C Warrants exercised was approximately $92,000 and $294,000, respectively.

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

April 2018 Warrants

In connection with the issuance of the April 2018 Bridge notes, the Company issued 3,648,352 warrants at an exercise price of $0.75 at time of issuance. In September 2018, the exercise price was amended to $0.50. Half of these April 2018 Warrants have a five-year term and half have a one-year term. At the time of issuance, as discussed in Note 4 Long-Term Debt And Convertible Notes, the April 2018 Warrants had a fair value of approximately $1.1 million and were recorded as a liability with an offset to debt discount.

Advisor Warrants

At the time of the 2018 Note Agreement, the Company issued 232,000 warrants with an exercise price of $0.75 to a financial advisor. At the time of issuance, as discussed in Note 4 Long-Term Debt And Convertible Notes, the Advisor Warrants had a fair value of approximately $0.1 million and were recorded as a liability with an offset to debt discount

Q3 2018 Warrants

In connection with the issuance of the Q3 2018 Bridge Notes, the company issued 2,945,055 warrants with an exercise price of $0.75 at time of issuance. Half of these Q3 2018 Warrants have a five-year term and half have a one-year term. At the time of issuance, as discussed in Note 4 Long-Term Debt And Convertible Notes, the Q3 2018 Warrants had a fair value of approximately $0.7 million and were recorded as a liability with an offset to debt discount. In September 2018, the exercise price was modified to $0.50. The Company calculated the change in fair value due to repricing to be an expense of approximately $0.1 million which is included in warrant revaluation and modification in the unaudited condensed consolidated statements of operations.

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

2016 Warrant Liability

The Company assumed the 2016 Warrant Liability in the Merger and it represents the fair value of Transgenomic warrants issued in January 2016, of which, 5,368 warrants remain outstanding as of September 30, 2018.

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

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of September 30, 2018, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of 2.25 years; annual volatility of 188%; and a risk-free interest rate of 2.81%.

2018 Warrant Liabilities

In April 2018, the Company issued 3,648,352 of April 2018 Warrants and 232,000 of Advisor Warrants and in the third quarter of 2018, the Company issued 2,945,055 of Q3 2018 Warrants. All of these warrants issuances were classified as warrant liabilities (the “2018 Warrant Liabilities”). See Note 4 Long-Term Debt And Convertible Notes for further discussion of each warrant.

The 2018 Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of September 30, 2018, assumptions used in the valuation of the 2018 Warrant Liabilities include: remaining life to maturity of 0.55 to 4.97 years; annual volatility of 96% to 155%; and risk free rate of 2.36% to 2.94%

During the three and nine months ended September 30, 2018, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended September 30, 2018
	2016 Warrant Liability	2018 Warrant Liabilities	Total Warrant Liabilities
Beginning balance at July 1	$124	$882	$1,006
Additions:	-	720	720
Total (gain) loss:
Revaluation recognized in earnings	-	(176)	(176)
Modification recognized in earnings	-	143	143
Deductions – warrant liability settlement	-	-	-
Balance at September 30	$124	$1,569	$1,693

Dollars in Thousands
	Nine Months Ended September 30, 2018
	2016 Warrant Liability	2018 Warrant Liabilities	Total Warrant Liabilities
Beginning balance at January 1	$841	$-	$841
Additions:	-	1,925	1,925
Total (gain) loss:
Revaluation recognized in earnings	(261)	(499)	(760)
Modification recognized in earnings	-	143	143
Deductions – warrant liability settlement	(456)	-	(456)
Balance at September 30	$124	$1,569	$1,693

Derivative Liabilities.

Certain of our issued and outstanding convertible notes contain features that are considered derivative instruments and are required to bifurcated from the debt host and accounted for separately as derivative liabilities. The estimated fair value of the derivatives will be remeasured at each reporting date and any change in estimated fair value of the derivatives will be recorded as non-cash adjustments to earnings. The gains or losses included in earnings are reported in other income (expense) in our condensed consolidated statement of operations.

Bridge Notes Redemption Feature

At the time of the April 2018 Bridge Note issuance, the Company recorded a derivative instrument as a liability with an initial fair value of approximately $0.1 million. At the time of the Q3 2018 Bridge Note issuances, the Company recorded additional derivative instruments as liabilities with initial fair values totaling $0.1 million. The valuations were performed using the “with and without” approach, whereby the Bridge Notes were valued both with the embedded derivative and without, and the difference in values was recorded as the derivative liability. See Note 4 Long-Term Debt And Convertible Notes for further discussion.

Conversion Option

The Company recorded derivative liabilities related to the Conversion Option of the Exchange Notes issued in September 2018 with an initial fair value of approximately $0.2. The valuations were performed using the Monte Carlo methodology. See Note 4 Long-Term Debt And Convertible Notes for further discussion.

During the three and nine months ended September 30, 2018, the change in the fair value of the derivative liabilities were comprised of the following:

	Three Months Ended September 30, 2018
	Bridge Notes Redemption Feature	Conversion Option	Total Derivative Liabilities
Beginning balance at July 1	$143	$-	$143
Additions:	69	241	310
Total (gain) loss:
Revaluation recognized in earnings	(96)	(20)	(116)
Balance at September 30	$116	$221	$337

	Nine Months Ended September 30, 2018
	Bridge Notes Redemption Feature	Conversion Option	Total Derivative Liabilities
Beginning balance at January 1	$-	$-	$-
Additions:	212	241	453
Total (gain) loss:
Revaluation recognized in earnings	(96)	(20)	(116)
Balance at September 30	$116	$221	$337

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

Stock Options.

During the nine months ended September 30, 2018, the Company granted stock options to employees and directors to purchase up to 3,365,488 shares of common stock at a weighted average exercise price of $0.70. These awards have vesting periods of one to four years and had a weighted average grant date fair value of $0.64. The fair value calculation of options granted during the nine months ended September 30, 2018 used the follow assumptions: risk free interest rates between 2.63% and 2.88% based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 135%.

The following table summarizes stock option activity under our plans during the nine months ended September 30, 2018:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2018	236,484	$7.12
Granted	3,365,488	0.70
Forfeited	(202,896)	2.16
Outstanding at September 30, 2018	3,399,076	$1.06
Exercisable at September 30, 2018	260,201	$4.66

As of September 30, 2018, there were 2,614,237 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 9.3 years.

For the three and nine months ended September 30, 2018, we recorded compensation expense for all stock awards of $0.1 million and $0.3 million, respectively, within operating expense in the accompanying statements of operations. For both the three and nine months ended September 30, 2017, we recorded compensation expense for all stock awards of less than $0.1 million. As of September 30, 2018, the unrecognized compensation expense related to unvested stock awards was $2.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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

Nature of Contracts and Customers

The Company’s contracts and related performance obligations are similar for its customers and the sales process for all customers starts upon the receipt of requisition forms from the customers for patient diagnostic testing and the execution of contracts for biomarker testing and clinical research. Payment terms for the services provided are 30 days, unless separately negotiated.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and nine months ended September 30, 2018 and 2017 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Three Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$15	$4	$-	$-	$15	$4
Medicare	288	165	-	-	288	165
Self-pay	48	33	-	-	48	33
Third party payers	289	114	-	-	289	114
Contract diagnostics	-	-	168	-	168	-
Revenues, net of contractual allowances	$640	$316	$168	$-	$808	$316

	For the Nine Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$38	$24	$-	$-	$38	$24
Medicare	703	454	-	-	703	454
Self-pay	94	87	-	-	94	87
Third party payers	639	370	-	-	639	370
Contract diagnostics	-	-	1,024	-	1,024	-
Revenues, net of contractual allowances	$1,474	$935	$1,024	$-	$2,498	$935

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended September 30, 2018 and December 31, 2017, the deferred revenue was $94,000 and $66,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payors for services we provide. Payments for services covered by payors average less than billed charges. We monitor revenue and receivables from payors and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payors. Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payor/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payor class during the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2018	2017	2018	2017	2018	2017
Medicaid	$30	$7	$(15)	$(3)	$15	$4
Medicare	293	128	(5)	37	288	165
Self-pay	48	37	-	(4)	48	33
Third party payers	713	323	(424)	(209)	289	114
Contract diagnostics	168	-	-	-	168	-
	1,252	495	(444)	(179)	808	316
Clinical research grants and other	15	11	-	-	15	11
	$1,267	$506	$(444)	$(179)	$823	$327

	For the Nine Months Ended September 30,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2018	2017	2018	2017	2018	2017
Medicaid	$71	$72	$(33)	$(48)	$38	$24
Medicare	722	422	(19)	32	703	454
Self-pay	94	115	-	(28)	94	87
Third party payers	1,561	918	(922)	(548)	639	370
Contract diagnostics	1,024	-	-	-	1,024	-
	3,472	1,527	(974)	(592)	2,498	935
Clinical research grants and other	80	11	-	-	80	11
	$3,552	$1,538	$(974)	$(592)	$2,578	$946

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$15	$4	$(15)	$(1)	$-	$3
Medicare	288	165	(43)	(30)	245	135
Self-pay	48	33	-	(6)	48	27
Third party payers	289	114	(115)	(20)	174	94
Contract diagnostics	168	-	-	-	168	-
	808	316	(173)	(57)	635	259
Clinical research grants and other	15	11	-	-	15	11
	$823	$327	$(173)	$(57)	$650	$270

	For the Nine Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$38	$24	$(38)	$(5)	$-	$19
Medicare	703	454	(105)	(83)	598	371
Self-pay	94	87	-	(16)	94	71
Third party payers	639	370	(256)	(64)	383	306
Contract diagnostics	1,024	-	-	-	1,024	-
	2,498	935	(399)	(168)	2,099	767
Clinical research grants and other	80	11	-	-	80	11
	$2,578	$946	$(399)	$(168)	$2,179	$778

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

The following summarizes the mix of receivables:

	September 30, 2018	December 31, 2017
Medicaid	$113	$37
Medicare	631	256
Self-pay	81	53
Third party payers	1,215	1,066
Contract diagnostic services	139	445
Other	-	-
	$2,179	$1,857
Less allowance for doubtful accounts	(1,521)	(1,127)
Accounts receivable, net	$658	$730

The following table presents the roll-forward of the allowance for doubtful accounts for the nine months ended September 30, 2018.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2018		$(1,127)
Collection Allowance:
Medicaid	$(38)
Medicare	(105)
Third party payers	(256)
Service revenue, net	(399)
Bad debt expense	$5
Total charges		(394)
Balance, September 30, 2018		$(1,521)

12. SUBSEQUENT EVENTS

In October and November 2018, the Company exchanged its remaining $1.1 million of Secured Debt Obligations that were outstanding as of September 30, 2018 for Exchange Notes of approximately $0.9 million. The exchange was in connection with the Exchange Agreement discussed in Note 4 Long-Term Debt And Convertible Notes.

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

The following discussion should be read together with our financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission on April 13, 2018. Results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be attained in the future.

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

Recent Developments

Below is a summary of our most recent business activities:

•	On September 20, 2018, we announced the launch of a new ICEme™ kit using ours proprietary ICP technology. The new kit examines most relevant EGFR exons that impact therapeutic decisions for lung cancer patients and provides physicians the ability to use a liquid biopsy to identify patients eligible for Tyrosine Kinase Inhibitor (TKI) therapies through analysis of tumor DNA for these critical EGFR mutations.
•	On October 3, 2018, we announced the commercial launch of HemeScreen, a novel proprietary test for mutations in hematologic cancers. We are the first to offer a low cost, rapid molecular screening panel for hematologic mutations. The test screens for four key genes critical to determining a patient's treatment plan, of which, an estimated 150,000 tests are conducted per year in the US. We are currently in discussions with several leading laboratories both domestically and internationally, to explore opportunities for this proprietary testing technology.
•	On October 23, 2018, we announced that we launched two new ICEme™ assays using our ICP technology. The new ICEme assays cover PIK3CA exons 9 & 20, and achieve a level of sensitivity of 0.1%, enabling their use with liquid biopsies. They enhance our breast, colon and endometrial cancer panels, and are available on both qPCR and Sanger diagnostic platforms. We continue to broaden our liquid biopsy offering based on thorough technical investigation and market research required to understand the customer’s clinical needs; and the competitive products in the market.
•	On November 1, 2018, we announced an agreement with PerkinElmer to jointly offer our ICP mutation enrichment technology together with PerkinElmer’s NextPrep-Mag™ cell-free DNA isolation kit, Janus® G3 liquid handling workstation, and chemagic™ MSM I, chemagic™ 360, and chemagic™ Prime™ platforms. The agreement involves collaborative commercial efforts that include joint development and implementation of promotional material, instructions for use, product-supported development of scientific white papers and posters, reciprocal sales & customer training and exhibits at trade shows and scientific conferences.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of September 30, 2018, the Company had a net loss of $9.1 million, negative working capital of $8.8 million and net cash used in operating activities of $4.8 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2018	2017	$	%
Service revenue, net	$635	$259	$376	145%
Clinical research grants	13	9	4	44%
Other	2	2	-	-
Net Sales	650	270	380	141%

Net sales for the three months ended September 30, 2018 were approximately $0.7 million, an increase of $0.4 million, or 141%, as compared to the same period in 2017. This increase was a result of an increase in service revenue, including contract diagnostic service revenue and patient diagnostic service revenue. Contract diagnostic service revenue increased as a result of the Merger and was $0.2 million and zero for the three months ended September 30, 2018 and 2017, respectively. Patient diagnostic service revenue had an increase of $0.2 million for the three months ended September 30, 2018 as compared to the same period in 2017 due to an increase in cases processed. We processed 436 cases during the three months ended September 30, 2018 as compared to 207 cases during the same period in 2017, or a 111% increase in cases. The increase in volume is the result of increased sales personnel.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales increased by $0.3 million for the three months ended September 30, 2018 as compared to the same period in 2017. The increase is due to increased biomarker subcontracted processing fees, increased professional medical fees involved with the processing of patient tests and increased operating supplies in our diagnostic laboratory. These increases were mainly a result of the increased revenues discussed above.

Gross Loss. Gross loss and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2018	2017	2018	2017
Gross Loss	$(11)	$(77)	(2)%	(29)%

Gross margin was a negative 2% of total net sales, for the three months ended September 30, 2018, compared to a negative 29% of total net sales for the same period in 2017. The gross loss decreased by $0.1 million during the three months ended September 30, 2018 as compared to the same period in 2017 and was due to the increased revenues during the current year.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.6 million to $4.1 million for the three months ended September 30, 2018 as compared to the same period in 2017. This increase is a result of increases in sales and marketing costs of approximately $0.4 million resulting from an increase in sales personnel costs due to increased headcount, increased research and development costs of $0.1 million, increased stock compensation costs of $0.1 million and an increase in impairment of goodwill of $0.3 million resulting from $1.3 million of impairment in the third quarter of 2018 as compared to $1.0 million of impairment in the third quarter of 2017. These increases were partially offset by a decrease in professional fees of $0.3 million during the three months ended September 30, 2018 as compared to the same period in 2017 which was a result of greater than normal professional fees during the three months ended September 30, 2017.

Other Income (Expense). Other expense for the three months ended September 30, 2018 and 2017 included interest expense of $0.1 million and $1.9 million, respectively. The interest expense for the prior year period included $1.8 million of debt discounts and debt issuance costs that were amortized to interest expense during the third quarter of 2017 as a result of the payment and conversion of all of our convertible bridge notes at that time. Other income for the three months ended September 30, 2018 included $0.1 million of income for the change in fair value of common stock warrant liabilities and derivative liabilities. The current year three month period also included an expense of $0.1 million related to a loss on issuance of convertible notes which resulted from debt discounts that were recorded in excess of the face value of the related debt, $0.3 million of income related to a gain on extinguishment of debt and $0.1 million of income related to a gain on settlement of liabilities. In the prior year, during the three months ended September 30, 2017, we had $1.3 million of expense related to a loss on extinguishment of debt and $0.6 million in income related to gains on settlements of liabilities.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
Service revenue, net	$2,099	$767	$1,332	174%
Clinical research grants	75	9	66	733%
Other	5	2	3	150%
Net Sales	2,179	778	1,401	180%

Net sales for the nine months ended September 30, 2018 were $2.2 million, an increase of $1.4 million, or 180%, as compared to the same period in 2017. This increase was a result of increases in service revenue, which includes contract diagnostic service revenue and patient diagnostic service revenue, and clinical research grants. Contract diagnostic service revenue increased $1.0 million as a result of the Merger for the nine months ended September 30, 2018. Patient diagnostic service revenue had an increase of $0.3 million for the nine months ended September 30, 2018 as compared to the same period in 2017 due to an increase in cases processed. We processed 959 cases during the nine months ended September 30, 2018 as compared to 636 cases during the same period in 2017, or a 51% increase in cases. The increase in volume is the result of increased sales personnel during 2018 as compared to 2017. Grant revenue increased by approximately $0.1 million. There was one grant program that had revenue recognition during the nine months ended September 30, 2018 and none during the nine months ended September 30, 2017.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales increased by $1.2 million for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase is due to increased biomarker subcontracted processing fees, increased professional medical fees involved with the processing of patient tests, increased operating supplies in our diagnostic laboratory and increased costs related to clinical research grants. These increases were mainly a result of the increased revenues discussed above.

Gross Profit (Loss). Gross profit (loss) and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2018	2017	2018	2017
Gross Profit (Loss)	$188	$(35)	9%	(4)%

Gross margin was 9% of total net sales, for the nine months ended September 30, 2018, compared to a negative 4% of total net sales for the same period in 2017. The gross profit increased by $0.2 million during the nine months ended September 30, 2018 as compared to the same period in 2017 and was due to the increased revenues during the current year.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $4.0 million to $8.9 million for the nine months ended September 30, 2018 as compared to the same period in 2017. This increase is impacted by the Merger and other costs associated with operating as a public company which did not exist in the first six months of 2017. The increase in operating expenses reflects increased general and administrative costs of $1.6 million, including $0.2 million for personnel costs associated with increased headcount, $0.5 million related to professional fees and other costs associated with operating as a public company, $0.6 million related to amortization of intangibles acquired at the time of the Merger and $0.3 million related to increased taxes and insurances. The increase in operating expenses also included an increase in sales and marketing costs of $0.8 million, most of which was personnel costs due to increased headcount, an increase of $0.7 million in research and development costs due to the fact that there was no research and development during the first half of 2017, an increase of $0.3 million in stock based compensation and a $0.6 million increase in goodwill impairment.

Other Income (Expense). Other expense for the nine months ended September 30, 2018 and 2017 includes interest expense of $0.2 million and $2.3 million, respectively. The interest expense for the prior year period included $1.9 million of debt discounts and debt issuance costs that were amortized to interest expense. Other expense for the nine months ended September 30, 2018 and 2017, also included $0.7 million of income and $3,000 of expense, respectively, for the change in fair value of common stock warrant liabilities and derivative liabilities. The current year nine month period also included an expense of $1.0 million related to a loss on issuance of convertible notes which resulted from debt discounts that were recorded in excess of the face value of the related debt, $0.3 million of income related to a gain on extinguishment of debt, $0.2 million of income related to a gain on settlement of liabilities and $0.4 million of expense from a loss recorded on settlement of equity instruments. In the prior year, during the nine months ended September 30, 2017, we had $1.4 million of expense related to a loss on extinguishment of debt, $0.6 million in income related to gains on settlements of liabilities and $2.7 million of advisory fee expense related to the Merger.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	September 30, 2018	December 31, 2017	Change
Current assets (including cash of $219 and $421 respectively)	$1,466	$1,742	$(276)
Current liabilities	10,289	10,036	253
Working capital	$(8,823)	$(8,294)	$(529)

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

In the second and third quarters of 2018, we received gross proceeds of approximately $3.0 million through the issuance of convertible notes. We also received approximately $1.3 million from the exercise of warrants during the nine months ended September 30, 2018.

Analysis of Cash Flows – Nine Months Ended September 30, 2018 and 2017

Net Change in Cash. Cash decreased by $0.2 million during the nine months ended September 30, 2018, compared to an increase of $0.3 million during the nine months ended September 30, 2017.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $4.8 million during the nine months ended September 30, 2018 included a net loss of $9.1 million and an increase in accounts receivable of $0.3 million. These were partially offset by an increase in accounts payable, accrued expenses and other liabilities of $1.1 million and non-cash adjustments of $3.5 million. The cash flows used in operating activities in the nine months ended September 30, 2017 included the net loss of $10.7 million, a decrease in accrued expenses and other liabilities of $1.1 million and an increase in accounts receivable of $0.1 million. These were partially offset by an increase in accounts payable of $0.5 million and non-cash adjustments of $0.5 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were under $0.1 million for the nine months ended September 30, 2018, resulting from purchases of property and equipment. Cash flows provided by investing activities were $0.1 million for the nine months ended September 30, 2017 and was cash acquired as part of the merger transaction.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $4.7 million for the nine months ended September 30, 2018, which included proceeds of $0.6 million from the issuance of common stock, $0.3 million from the issuance of long-term debt, $3.0 million from the issuance of convertible notes and $1.3 million from the exercise of warrants. These proceeds were partially offset by payments on our long-term debt of $0.3 million and payments for our capital lease obligations and deferred financing costs of $0.2 million. Cash flows provided by financing activities totaled $4.7 million for the nine months ended September 30, 2017, which included proceeds of $1.7 million from the issuance of long-term debt and convertible notes and $5.4 million from the issuance of preferred stock. These were partially offset by $2.4 million of payments on our debt and capital lease obligations.

Off-Balance Sheet Arrangements

At each of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2018, as compared to those disclosed in our Annual Report on form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on April 13, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at a reasonable assurance level as of September 30, 2018.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2018, the Company has the following deficiency which is believed to be a material weakness:

•	Material weakness over the Company’s valuation methodologies.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 1, 2018, we adopted ASC 606 by using the modified-retrospective method. An adjustment was not required and a change to the prior revenue recognition process and policy to adopt the new standard was not necessary.

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

We have incurred losses since our inception and expect to incur losses in the future. As of September 30, 2018, we had a net loss of $9.1 million, negative working capital of $8.8 million and net cash used in operating activities of $4.8 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of September 30, 2018, our cash balance was $0.2 million and our working capital was approximately negative $8.8 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

If we cannot continue to satisfy NASDAQ listing maintenance requirements and other rules, our common stock may be delisted, which could negatively impact the price of our securities.

Although our common stock is listed on the NASDAQ Capital Market, we may be unable to continue to satisfy the listing maintenance requirements and rules. If we are unable to satisfy the NASDAQ Stock Market, or NASDAQ, criteria for maintaining our listing, our securities could be subject to delisting.

On March 26, 2018, we received a letter from NASDAQ notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on the NASDAQ Capital Market, as required by NASDAQ Listing Rule 5550(a)(2), or the Bid Price Rule. As a result, we were notified by NASDAQ that we are not in compliance with the Bid Price Rule. NASDAQ has provided us with 180 calendar days, or until September 24, 2018, to regain compliance with the Bid Price Rule. On September 25, 2018, we received a letter from NASDAQ notifying us that we are eligible for an additional 180 day extension, or until March 25, 2019, to regain compliance.

To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the additional 180 day grace period. If our common stock does not regain compliance with the Bid Price Rule during this grace period, we will receive written notification from NASDAQ that our securities will be delisted. At that time, we may appeal to a Hearing’s Panel and will have to provide a plan to regain compliance.

We are presently evaluating various courses of action to regain compliance with the Bid Price Rule. However, there can be no assurance that we will be able to regain compliance.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

Based on our evaluation of internal control over financial reporting, we have identified the following deficiency that we believe to be a material weakness: material weakness over our valuation methodologies.

We will initiate remedial measures, but if our remedial measures are insufficient to address the material weakness or if the material weakness is not remediated within the time period we currently anticipate, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be materially adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

10.5	Form of Letter Agreement by and among the Company and Alliance Global Partners, dated April 20, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on April 23, 2018).

10.6	Form of Purchase Agreement by and among the Company and Lincoln Park Capital Fund LLC, dated September 7, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 13, 2018).

10.7	Form of Registration Rights Agreement by and among the Company and Lincoln Park Capital Fund LLC, dated September 7, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 13, 2018).

10.8	Form of Exchange Agreement by and among the Company and certain Holders, dated September 17, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 20, 2018).

10.9	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 20, 2018).

10.10	Form of Letter Agreement by an among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 25, 2018).

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECIPIO, INC.

Date:	November 19, 2018	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date:	November 19, 2018	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)

