Form 10-K
period 2018-12-31
Precipio, Inc.
filed 2019-04-16
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001‑36439

PRECIPIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	91‑1789357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Science Park, New Haven, CT	06511
(Address of principal executive offices)	(Zip Code)

(203) 787‑7888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market

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

Yes      X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form10‑K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second quarter was approximately $7.5 million.

As of April 11, 2019, the number of shares of common stock outstanding was 74,105,114.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2019 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2019 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof

PRECIPIO, INC.

Annual Report on Form 10‑K

For the Year Ended December 31, 2018

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including  the sections entitled “Risk Factors” “Management’s Discussion & Analysis of Financial Condition and Results of Operations” and “Our Business” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, expected financial and other benefits from our organizational restructuring activities, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission (the “SEC”). In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions.

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

The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2018 are not necessarily indicative of results that may be attained in the future.

Item 1. Our Business

Business Description

Precipio, Inc., and its subsidiary, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics company providing diagnostic products and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technologies developed within academic institutions, and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with the Yale School of Medicine and other institutions to capture the expertise, experience and technologies developed within academia so that we can provide a better standard of cancer diagnostics and aim to solve the growing problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which will focus on further development of various technologies, among them ICE-COLD-PCR, or ICP, the patented technology described further below, which was exclusively licensed to us by Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University, in addition to IV-Cell, and HemeScreen, further discussed below. The research and development center focuses on the development of these technologies, which we believe will enable us to commercialize these and other technologies developed with our current and future academic partners. Our platform connects patients, physicians and diagnostic experts residing within academic institutions. Launched in 2017, the platform facilitates the following relationships:

•

Patients: patients may search for physicians in their area and consult directly with academic experts that are on the platform. Patients may also have access to new academic discoveries as they become commercially available.

•

Physicians: physicians can connect with academic experts to seek consultations on behalf of their patients and may provide consultations for patients in their area seeking medical expertise in that physician’s relevant specialty. Physicians will also have access to new diagnostic solutions to help improve diagnostic accuracy.

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

Industry

We believe that there is currently a significant problem with unaddressed rates of misdiagnosis across numerous disease states (particularly in cancer) due to an inefficient and commoditized industry. We believe that the diagnostic industry focuses primarily on competitive pricing and test turnaround times, at the expense of quality and accuracy. Increasingly complex disease states are met with eroding specialization rather than increased expertise. According to a study conducted by the National Coalition of Health, this results in an industry with cancer misdiagnosis rates up to 28%, which is failing to meet the needs of physicians, patients and the healthcare system as a whole. New technologies offer improved accuracy; however, many are either inaccessible or are not economically practical for clinical use. Despite much publicity of the industry transitioning from fee-per-service to value-based payments, this transition has not yet occurred in diagnostics. When a patient is misdiagnosed, physicians end up administering incorrect treatments, often creating adverse effects rather than improving outcomes. We believe that Insurance Providers, Medicare and Medicaid waste valuable dollars on the application of incorrect treatments and can incur substantial downstream costs. Most importantly however, patients pay the ultimate price of misdiagnosis with increased morbidity and mortality. According to a report by Pinnacle Health, the estimated cost of misdiagnosis within the healthcare system is $750 billion annually. We believe that the academic path of specialization produces the critical expertise necessary to correctly diagnose disease and that academic institutions have an unlocked potential to address this problem. Our solution is to create an exclusive platform that harnesses academic expertise and proprietary technologies to deliver the highest standard of diagnostic accuracy and patient care. Physicians, hospitals, payers and, most importantly, patients all benefit from more accurate diagnostics.

Market

As a services and technology commercialization company, we currently participate in two components within the U.S. domestic oncology diagnostics market. The first is the anatomic pathology services market, which is estimated to reach a $26.1 billion annual market by 2024 with a compound annual growth rate of 6.16%. The second component is the liquid biopsy reagents/kits market. According to the Piper Jaffray report from September 2015, the domestic oncology liquid biopsy market estimate is over $28 billion per year and includes screening, therapy selection, treatment monitoring and recurrence. The current market size for colon, lung and melanoma is 426,000 new cases per year and over 2.5 million people living with cancer, creating a potential market opportunity of $8.2 billion. We believe additional opportunities exist in clinical trials searching for low cost and high quality solutions for patient selection and treatment monitoring.

Our Solution

Our Platform

Our platform is designed to provide physicians and their patients access to necessary academic expertise and technology in order to better provide diagnoses. To our knowledge, we are the only company focused on addressing the issue of diagnostic accuracy with an innovative, robust and scalable business model by:

•	Providing physicians and their patients access to world-class academic experts and technologies;
•	Leveraging the largest network of academic experts by adding numerous leading academic institutions to our platform;
•	Allowing payers to benefit from quality-based outcomes to their patients and increase the likelihood of cost savings; and
•	Enabling cross-collaboration between physicians and academic institutions to advance research and discovery.

Our exclusive agreement with the Department of Pathology at Yale University, or the Pathology Services Agreement, is part of a unique platform that, to our knowledge, is not offered by other commercial laboratories. Our customers are oncologists who biopsy their patients in order to confirm or rule out the presence of cancer. After our customers send the samples to us, we conduct all the technical tests at our New Haven facility.  We then transmit the test results to the pathologists at Yale who have access to our laboratory information system from their respective offices, enabling them to review and render their diagnostic interpretation of the test results for reporting. In partnership with Yale, we have developed a proprietary algorithm that is applied to each sample submitted to us for testing, resulting in our ability to render a more precise and accurate diagnosis. The final results are prepared by Yale pathologists and integrated into the final report by us, and are then delivered electronically through our portal to the referring clinician. The patient’s insurance is billed for the services; we are paid for the technical work done at our laboratory; and Yale pathologists are paid by us for their diagnostic interpretation.

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

Our Technology

1.	ICE-COLD-PCR

ICP technology was developed at Harvard and is licensed exclusively to us by Dana-Farber. ICP is a unique, proprietary, patented specimen enrichment technology that increases the sensitivity of molecular based tests from approximately 90-95% to 99.99%. Traditional molecular testing is done on tumor biopsies. These tests are typically conducted at disease onset, when the patient undergoes a biopsy. In the typical course of treatment, a patient is rarely re-biopsied, and therefore, genetic information is based solely on the initial biopsy. Tumors are known to shed cells into the patient’s bloodstream where they circulate alongside normal cells; however, existing testing methodologies are not sufficiently sensitive to differentiate between tumor and normal cells. The increased sensitivity provided by ICP allows for testing of genetic mutations that occur within tumors to be conducted on peripheral blood samples, termed liquid biopsies. This technical capability enables physicians to test for genetic mutations through a simple blood test rather than an invasive biopsy extracted from the actual tumor. The results of such tests can be used for diagnosis, prognosis and therapeutic decisions. The technology is encapsulated within a chemical (reagent) used during the specimen preparation process, which enriches (amplifies) the tumor DNA detected within the blood sample while suppressing the normal DNA. In addition to offering this technology as a clinical service, we are developing panels that will be sold as reagent kits to other laboratories to enable this testing in their facilities, thereby improving their test sensitivity and more accurate diagnoses via liquid biopsies. The business model of selling reagents to other laboratories expands the reach and impact of our technology while eliminating the reimbursement risks from running the tests in-house.

Gene sequencing is performed on tissue biopsies taken surgically from the tumor site in order to identify potential therapies that will be more effective in treating the patient. There are several limitations to this process. First, surgical procedures have several limitations, including:

•	Cost: surgical procedures are usually performed in a costly hospital environment.
•	Surgical access: various tumor sites are not always accessible (e.g. brain tumors), in which cases no biopsy is available for diagnosis.
•	Risk: patient health may not permit undergoing an invasive surgery; therefore, a biopsy cannot be obtained at all.
•	Time: the process of scheduling and coordinating a surgical procedure often takes time, delaying the start of patient treatment.

Second, there are several tumor-related limitations that provide a challenge to obtaining such genetic information from a tumor:

•

Tumors are heterogeneous by nature: a tissue sample from one area of the tumor may not properly represent the tumor’s entire genetic composition; thus, the diagnostic results from a tumor may be incomplete and non-representative.

•

Metastases: in order to accurately test a patient with metastatic disease, ideally an individual biopsy sample should be taken from each site (if those sites are even known). These biopsies are very difficult to obtain; therefore, physicians often rely on biopsies taken only from the primary tumor site.

We license the ICP technology from Dana-Farber through a license agreement referred to herein as the License Agreement. The License Agreement grants us an exclusive license to the ICP technology, subject to a non-exclusive license granted to the U.S. government, in the areas of mutation detection using Sanger (di-deoxy) sequencing and mitochondrial DNA analysis for all research, diagnostic, prognostic and therapeutic uses in humans, animals, viruses, bacteria, fungi, plants or fossilized material. The License Agreement also grants us a non-exclusive license in the areas of mutation detection using DHPLC, surveyor-endonuclease-based mutation detection and second generation sequencing techniques. We paid Dana-Farber an initial license fee and are required to make milestone payments with respect to the first five licensed products or services we develop using the licensed technology, as well as royalties ranging from high single to low double digits on net sales of licensed products and services for sales made by us and sales made to any distributors. The License Agreement remains in effect until we cease to sell licensed products or services under said agreement. Dana-Farber has the right to immediately terminate the License Agreement if (i) we cease to carry on our business with respect to licensed products and services, (ii) we fail to make any payments under the License Agreement (subject to a cure period), (iii) we fail to comply with due diligence obligations under the License Agreement (subject to a cure period), (iv) we default in our obligations to procure and maintain insurance as required by the License Agreement, (v) any of our officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products under the License Agreement, (vi) we materially breach any provision of the License Agreement (subject to a cure period), or (vii) we or

Dana-Farber become insolvent. We may terminate the License Agreement for convenience upon 180 days’ prior written notice.

2.	IV-Cell

The diagnostic process of hematopoietic diseases involves conducting cell-culture tests by the cytogenetic laboratory to imitate in-vivo conditions. The four groups of cell lineages cultured are:

•	Myeloid cells – indicating myeloid neoplasms (MDS, AML, CML)
•	B-cells – indicating B-cell neoplasms (B-cell lymphoma, mantle cell lymphoma)
•	T-cells – indicating T-cell neoplasms (T-cell lymphoma)
•	Plasma cells – indicating plasma cell neoplasms (multiple myeloma)

The cytogeneticist must decide up front which cell lineage to select to be cultured. In most cases, due to specimen limitation, low cellularity, or cell viability, the cytogeneticist can select only one of the above cell lines to culture. Often, the initial clinical suspicion is not in line with the final diagnosis determined by the pathologist based on the rest of the work up. Our internal data has shown that this occurs in approximately 50% of bone marrow biopsies. If the wrong cell lineage is selected, the diagnosis may be compromised (or return a false negative diagnosis) because the lab will be culturing and investigating the wrong cells (essentially “going down the wrong path”).

We have developed IV-Cell, a proprietary culture media that addresses the problem of selective culturing – by creating a universal media that enables simultaneous culturing of all 4 hematopoietic cell lineages. This ensures that no cell lineage is missed in the diagnostic process, and the technician is able to select any of the 4 lineages during the culturing process.

IV-Cell was validated in our laboratory in parallel with existing reagents available on the market and has successfully demonstrated superior results. Subsequently, IV-Cell has been used at our laboratory for the past 12 months on >500 clinical specimens, producing superior diagnostic results. IV-Cell also produces chromosomes with an average band resolution of 500, approximately 25% higher than achieved with standard culture media.

We intend to commercialize this technology by providing major laboratories with access to the media. This can be achieved via a direct supply contract, whereby we will contract with a manufacturer (under license) to produce the media, and supply it to laboratories.

3. HemeScreen

Each year, an estimated 140,000 patients are diagnosed with diseases in the MPN or MDS blood cancer categories. The National Comprehensive Cancer Network (the “NCCN”) guidelines require that these patients be tested for genetic mutations in four key genes:

•	JAK2 (V617F)
•	JAK2 (exon 12)
•	CALR
•	MPL

The clinical significance of these mutations is substantial to patient treatment. A positive result in either of the JAK2 mutations indicates the patient may be eligible for a targeted therapy. A positive result in the CALR or MPL gene indicates a good prognosis, meaning the disease is less aggressive, and the physician may therefore choose to treat the patient in a less aggressive manner. The results of these genetic tests are critical to determining a treatment plan, and therefore both the importance, and the speed of which the results are delivered, may significantly impact patient care.

At the current reimbursement levels (approximately $600 for full panel at Medicare rates) and given the costs to run the tests, laboratories running the test in house must either batch samples to gain efficiency, or send the test out to another reference laboratory. Most hospital laboratories don’t have the volume and patient frequency to economically justify running the test, and therefore send the test out. This has created an industry average turnaround time for results of between 2-4 weeks (depending on the lab providing the test).

Precipio has developed and patented a proprietary screening panel for all 4 genes in one rapid scanning panel. The test screens for the presence of these mutations in a very economic manner. Due to the improved economics, laboratories can reduce the batch requirements for the test while still enjoying a positive economic model and reducing the turnaround time for results, providing improved clinical service to physicians.

Precipio offers two HemeScreen commercial options:

1.   Reference the send-out to Precipio. We offer an average of a 2-day TAT for the test, markedly better than the industry average of approximately 2 weeks.

2.   Precipio to provide the reagents on an RUO (Research Use Only) basis), and a laboratory can set up the test In-house test as an LDT (Laboratory Developed Test).

At an average reimbursement rate of approximately $600 per test, the US Market Revenue Potential is approximately $84 million per year, in addition to international demand.

Our Products & Services

Our initial product offering consists of clinical diagnostic services harnessing the expertise of pathologists from premier academic institutions and the commercialization and application of our various technologies. Our clinical diagnostic services focus on the diagnosis of different hematopoietic or blood-related cancers and the delivery of an accurate diagnosis to oncologists, with demonstrated superior results through the harnessing of subspecialized academic pathologists. We intend to enter into additional partnerships with premiere academic institutions during 2019 that will further broaden and strengthen our academic expert network. Our cutting-edge liquid biopsy technology, ICP, enables detection of abnormalities in blood samples down to as low as .01%. Our proprietary cytogenetics media IV-Cell enables laboratories to arrive at more accurate results while reducing inventory and other operating costs. Our proprietary HemeScreen panel enables hospitals and laboratories to run an important genetic mutation test at a lower cost, resulting in faster results delivered to physicians and their patients. Our customers are oncologists, hospitals, reference laboratories, and pharma and biotech companies. These technologies enable our customers to achieve more accurate results for their patients, with improved economics as well as clinical outcomes.

We built and obtained CLIA certification to operate our New Haven laboratory. The laboratory is approximately 3,000 square feet and has several sub-departments such as flow cytometry, immuno-histochemistry, cytogenetics, and molecular testing. The laboratory is currently operated by five lab technicians and is supervised by a laboratory manager and a medical director. Our laboratory is inspected every two years by a Connecticut state-appointed inspector, and once approved, we are issued a CLIA-certificate. Furthermore, the laboratory supervisor and medical director must conduct a self-inspection every two years (rotating with the state inspection) and must submit those results to the state department of health.

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

oDeveloping specific application panels for patient monitoring for treatment resistance and disease recurrence;

oBuilding focused diagnostic and screening panels for initial disease identification;

oLeveraging our platform customers to generate demand for repeat, localized, in-house liquid biopsy testing; and

oApplying ICP technology to other markets, such as pre-natal and companion diagnostics.

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

Competitive Advantage

We capitalize on the intellectual expertise and technologies developed by experts within academic institutions. While several industry papers report a case misdiagnosis rate as high as 28%, we believe that leveraging academic expertise can significantly reduce this rate. In an initial data set of over 100 clinical cases received and processed by us and with a diagnosis rendered by academic pathologists, we believe less than 1% have resulted in misdiagnosis. The diagnostic report provided by us was then requested by a patient or the patient’s physician for a second opinion to be conducted by another laboratory. In these instances, less than 1% were in disagreement with our report’s original diagnosis. Though less than 5% of all cancer patients are treated in academic centers that benefit from this specialized expertise, the majority of patients are diagnosed by commercial reference laboratories. These commercial laboratories and diagnostic companies have broad access to and serve over 95% of all cancer patients; however, their lack of specialized expertise results in significantly higher misdiagnosis rates. Academic institutions also invest heavily in the development of new technologies, most of which is used internally and does not benefit outside or commercial lab patients. Our platform provides all patients with access to these innovative technologies developed by us and in collaboration with other academic institutions we engage with.

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

Our current active laboratory certifications can be found on http://www.precipiodx.com/accreditations.html. The laboratory operations are governed by Standard Operating Procedure manuals, or SOPs, which detail each aspect of the laboratory environment including the work flow, quality control, maintenance, and safety. These SOPs are reviewed and approved annually and signed off by the laboratory manager and medical director.

Among the various federal and state laws and regulations that may govern or impact our current and planned operations are the following:

Reimbursement

As blood-related cancers are more likely to be developed later in life, the largest insurance provider is Medicare, which constitutes approximately 50% of our patients’ cases. Non-Medicare patients are typically insured by private insurance companies who provide patient coverage and pay for patients’ health-related costs. These private insurance companies will often adjust their rates according to the insurance rates annually published by the Center for Medicare and Medicaid Services, or CMS. We, and other providers, typically bill according to the codes relevant to the tests we conduct.

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

Approximately 54% of our revenue for the year ended December 31, 2018 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected.

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

Research and Development Expenses

For the years ended December 31, 2018 and 2017, we recorded $1.1 million and $0.5 million, respectively, of research and development expenses. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Employees

As of March 31, 2019,  Precipio employed forty-two (42) employees on a full-time basis and three (3) employees on a part-time basis. Of the total, thirteen (13) were in Finance, General and Administration, twelve (12) were in laboratory operations, nine (9) were in Sales and Marketing, four (4) were in Customer Service and Support and seven (7) were in Research & Development.

Executive Officers of the Registrant

Our executive officers, their ages as of March 31, 2019 and their respective positions are as follows:

Ilan Danieli, Chief Executive Officer, age 47

Mr. Danieli was the founder of Precipio Diagnostics LLC and was the Chief Executive Officer of Precipio Diagnostics LLC since 2011. Mr. Danieli assumed the role of Chief Executive Officer of Precipio, Inc. at the time of the Merger (as defined below). With over 20 years managing small and medium-size companies, some of his previous experiences include COO of Osiris, a publicly-traded company based in New York City with operations in the US, Canada, Europe and Asia; VP of Operations for Laurus Capital Management, a multi-billion dollar hedge fund; and in various other entrepreneurial ventures. Ilan holds an MBA from the Darden School at the University of Virginia, and a BA in Economics from Bar-Ilan University in Israel.

Carl R. Iberger, Chief Financial Officer, age 66

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

Intellectual Property

We license the ICP technology from Dana-Farber through the License Agreement. The License Agreement grants us an exclusive license to the ICP technology, subject to a non-exclusive license granted to the U.S. government, in the areas of mutation detection using Sanger (di-deoxy) sequencing and mitochondrial DNA analysis for all research, diagnostic, prognostic and therapeutic uses in humans, animals, viruses, bacteria, fungi, plants or fossilized material.

Merger Transaction and Corporate History

On June 29, 2017, Precipio (then known as “Transgenomic, Inc.”, or “Transgenomic”), completed a reverse merger or, the Merger, with Precipio Diagnostics, LLC, a privately held Delaware limited liability company or, Precipio Diagnostics, in accordance with the terms of the Agreement and Plan of Merger, dated October 12, 2016, as amended on

February 2, 2017 and June 29, 2017, by and among Transgenomic, Precipio Diagnostics and New Haven Labs Inc. a wholly-owned subsidiary of Transgenomic. Pursuant to the merger agreement, New Haven Labs Inc. merged with and into Precipio Diagnostics, with Precipio Diagnostics surviving the Merger as a wholly-owned subsidiary of the combined company (See Note 3 - Reverse Merger within the accompanying consolidated financial statements included in the Annual report on Form 10-K). In connection with the Merger, we changed our name from Transgenomic, Inc. to Precipio, Inc., relisted our common stock under Precipio, Inc. on the Nasdaq Capital Market, and effected a 1‑for‑30 reverse stock split of our common stock. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics become the Company’s historical financial statements. Accordingly, the historical financial statements of Precipio Diagnostics are included in the comparative prior periods. As a result of the Merger, historical preferred stock, common stock, restricted units, warrants and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Merger exchange ratio. Pursuant to the Merger Agreement, each outstanding unit of Precipio Diagnostics was exchanged for 10.2502 pre-reverse stock split shares of Company Common Stock.

Precipio was incorporated in Delaware on March 6, 1997. Our principal office is located at 4 Science Park, New Haven, Connecticut 06511. Precipio Diagnostics was incorporated in Delaware in November 2011.

Our internet address is www.precipiodx.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

The following risks and uncertainties, together with all other information in this Annual Report on Form 10‑K, including our consolidated financial statements and related notes, should be considered carefully. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations, and could cause the market price of our common stock to fluctuate or decline.

Risks Related to Our Business and Strategy

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10‑K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. For the year ended December 31, 2018, we had a net loss of $15.7 million, negative working capital of $12.0 million and net cash used in operating activities of $6.8 million. We are not current in making payments to all lenders and vendors. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this Annual Report on Form 10-K.

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

We will require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At December 31, 2018, we had a working capital deficit of $12.0 million. We had an operating cash flow deficit of $6.8 million for the year ended December 31, 2018 and a net loss of $15.7 million for the year ended December 31, 2018. We do not currently have sufficient financial resources to fund our operations or those of our subsidiary. Therefore, we need additional funds to continue these operations.

To facilitate ongoing operations and product development, on September 7, 2018, the Company entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement” or “Equity Line”), pursuant to which Lincoln Park has agreed to purchase up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement.

On December 20, 2018 the Company obtained shareholder approval of the $10,000,000 Lincoln Park Purchase Agreement. Per the terms of the LP Purchase Agreement, we may direct Lincoln Park to purchase up to $10,000,000 worth of shares of our common stock under our agreement over a 24-month period generally in amounts up to 450,000 shares of our common stock, which may be increased to up to 550,000 shares of our common stock depending on the market price of our common stock at the time of sale and subject to a maximum commitment by Lincoln Park of $1,000,000 per regular purchase, on any business day on which the closing price of our common stock is not less than $0.10 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement).

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10,000,000 under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. As of April 14, 2019, we have already received approximately $1.4 million from the sale of 4,928,859 shares of common stock to Lincoln Park during 2018 and $2.4 million from the sale of 14,971,141 shares of common stock to Lincoln Park during 2019.

We will need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of December 31, 2018, we had cash of less than $0.4 million and our working capital was approximately negative $12.0 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. As of December 31, 2018, we had a net loss of $15.7 million, negative working capital of $12.0 million and net cash used in operating activities of $6.8 million. For the year ended December 31, 2018, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We have been, and may continue to be, subject to costly litigation.

We have been, and may continue to be, subject to legal proceedings. Due to the nature of our business and our lack of sufficient capital resources to pay our obligations on a timely basis, we may be subject to a variety of regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. Such litigation has been, and in the future, could be, costly, time-consuming and distracting to management, result in a diversion of resources and could materially adversely affect our business, financial condition and operating results.

In addition, we may settle some litigation through the issuance of equity securities which may result in significant dilution to our stockholders.

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

In addition, physicians may rely on guidelines issued by industry groups, such as the NCCN, medical societies, such as the College of American Pathologists, or CAP, or other key oncology-related organizations before utilizing any diagnostic test. Although we have a study underway to demonstrate the clinical utility of our existing products, none of our products are, and may never be, listed in any such guidelines.

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

We are a small company with 42 full-time employees as of March 31, 2019. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of diagnostic technology. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential information about our patients, customers and personnel, such as names, addresses and other individually identifiable information protected by the Health Insurance Portability and Accountability Act, (“HIPAA”), other privacy laws. Cyber-attacks are increasingly more common, including in the health care industry. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes.

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

Under U.S. federal income tax law, a corporation’s ability to utilize its net operating losses, or NOLs, to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5‑percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year generally is increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year. On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act, or the TCJ Act, was enacted in the United States. Certain provisions of the TCJ Act impact the ability to utilize NOLs generated in 2018 and forward; any limitation to our annual use of NOLs could require us to pay a greater amount of U.S. federal (and in some cases, state) income taxes, which could reduce our after-tax income from operations for future taxable years and adversely impact our financial condition. Beginning in 2018, under the Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year.

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

HIPAA and associated regulations protect the privacy and security of certain patient health information and establish standards for electronic health care transactions in the United States. These privacy regulations establish federal standards regarding the uses and disclosures of protected health information. Our laboratories are subject to HIPAA and its associated regulations. If we fail to comply with these laws and regulations we could suffer civil and criminal penalties, fines, exclusion from participation in governmental health care programs and the loss of various licenses, certificates and authorizations necessary to operate our patient testing business. We could also incur liabilities from third party claims.

Our failure to comply with any applicable government laws and regulations or otherwise respond to claims relating to improper handling, storage or disposal of hazardous chemicals that we use may adversely affect our results of operations.

Our research and development and commercial activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state, local and international laws and regulations governing the use, storage, handling and disposal of hazardous materials and waste products. If we fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. We cannot be certain that accidental contamination or injury will not occur. Any such accident could damage our research and manufacturing facilities and operations, resulting in delays and increased costs.

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

We have entered into license agreements with third parties for certain licensed technologies that are, or may become, relevant to the products we market, or plan to market, including our license agreement with Dana-Farber pursuant to which we license our ICP technology. In addition, we may in the future elect to license third party intellectual property to further our business objectives and/or as needed for freedom to operate for our products. We do not and will not own the patents, patent applications or other intellectual property rights that are the subject of these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents, patent applications and other intellectual property rights are or will be subject to the continuation of and compliance with the terms of those licenses.

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

•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	additions, transitions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	changes to reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;
•	Government shut-down or partial shut-downs impacting the financial markets, the United States Securities and Exchange Commission and other related agencies;
•	announcement or expectation of additional debt or equity financing efforts;
•	sales of our common stock by us, our insiders, or our other stockholders; and
•	general economic and market conditions

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

On March 26, 2019, we were notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) that we did not meet the minimum closing bid price requirement of $1 for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and that the Staff had determined to delist our securities unless we timely request a hearing before the Nasdaq Listing Qualifications Panel. We requested a hearing before the panel. This request will prevent any delisting action at least until the panel issues its decision and the expiration of any extension granted by the Panel. We continue to work diligently to regain compliance with the Bid Price Requirement. No assurances can be made that such efforts will be successful or that we will prevail at the hearing before the panel to maintain the listing of our securities on Nasdaq.

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

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if they issue other unfavorable commentary or cease publishing reports about us or our business.

The sale or issuance of our common stock to Lincoln Park may cause significant dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On September 7, 2018, we entered into the LP Purchase Agreement pursuant to which Lincoln Park has agreed to purchase up to an aggregate of $10,000,000 of our common stock (subject to certain limitations) from time to time over the term of the LP Purchase Agreement.

On December 20, 2018 we obtained shareholder approval of the $10,000,000 Lincoln Park Purchase Agreement. Per the terms of the LP Purchase Agreement, we may direct Lincoln Park to purchase up to $10,000,000 worth of shares of our common stock under our agreement over a 24-month period

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

As of April 14, 2019, we have already received approximately $1.4 million from the sale of 4,928,859 shares of common stock to Lincoln Park during 2018 and $2.4 million from the sale of 14,971,141 shares of common stock to Lincoln Park during 2019.

The issuance of our common stock to creditors or litigants may cause significant dilution to our stockholders and cause the price of our common stock to fall

We may seek to settle outstanding obligations to vendors, debtholders or litigants in any litigation through the issuance of our common stock or other security to such persons. Such issuances may cause significant dilution to our stockholders and cause the price of our common stock to fall.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 7,630 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under a lease expiring in December 2021 with annual rental payments of $0.2 million. We also lease approximately 5,300 square feet of laboratory space in Omaha, Nebraska, which we occupy under a lease expiring in May 2022 with annual rental payments of less than $0.1 million. We believe that these facilities are adequate to meet our current and planned needs.  We believe that if additional space is needed in the future, we could find alternate space at competitive market rates as needed.

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

On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time.  Effective as of October 31, 2017, we and Mount Sinai agreed to enter into a new settlement agreement to restructure these liabilities into a secured, long-term debt obligation of $0.5 million which includes accrued interest at 10% with monthly principal and interest payments of $9,472 beginning in July 2018 and continuing over 48 months and we issued warrants in the amount of 24,900 shares, that are exercisable for shares of our common stock, on a 1-for-1 basis, with an exercise price of $7.50 per share, exercisable on the date of issuance with a term of 5 years. We do not plan to apply to list the warrants on the NASDAQ Capital Market, any other national securities exchange or any other nationally recognized trading system. During 2018, the Company made one payment of $9,472 to Mount Sinai. On September 17, 2018, the remaining amount due to Mount Sinai was part of the Exchange, as discussed in Note 6 Long-Term Debt, whereby our debt obligation to Mount Sinai was exchanged for a new convertible note with new investors and the new investors assumed and settled the debt with Mount Sinai. The Mt. Sinai lawsuit was settled and discontinued pursuant to a Stipulation of Discontinuance signed by both parties and filed with the court as of October 17, 2018. A zero and $0.5 million liability has been recorded and is reflected in long-term debt within the accompanying consolidated balance sheet at December 31, 2018 and 2017, respectively

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from an alleged breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, a court clerk entered default against the Company. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. During the year ended December 31, 2018, we made payments totaling $0.1 million.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy disclosure relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers. As a result, Campbell alleged that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereafter. The Company filed a motion to dismiss all claims, which motion was fully briefed on November 27, 2017. The Court granted the Company’s motion in full on May 3, 2018 and dismissed the lawsuit. The Eighth Circuit reversed the decision of the District Court and remanded the case back to the District Court on March 1, 2019.

On March 21, 2018, Bio-Rad Laboratories (“Bio-Rad”) filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000. On April 2, 2019, the Superior Court issued a subpoena commanding the Company to appear before the Superior Court on May 13, 2019. We paid Bio-Rad approximately $39,000 on April 11, 2019 and we are currently in discussions with Bio-Rad to resolve any final payment before the May 13, 2019 court date.

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

The following table sets forth the high and low closing prices for our common stock during each of the quarters of 2018 and 2017. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The per share prices reflect a 1‑for‑30 reverse stock split effected on June 13, 2017.

	High	Low
Quarter Ended March 31, 2019
First Quarter	$0.26	$0.12
Year Ended December 31, 2018
First Quarter	$1.30	$0.48
Second Quarter	$0.55	$0.36
Third Quarter	$0.51	$0.33
Fourth Quarter	$0.40	$0.15
Year Ended December 31, 2017
First Quarter	$33.60	$7.80
Second Quarter	$16.86	$4.90
Third Quarter	$20.10	$1.80
Fourth Quarter	$2.23	$1.08

Performance Graph.    We are a smaller reporting company, as defined by Rule 12b‑2 of the Exchange Act, and are not required to provide the information required under this item.

Holders.    At March 31, 2019, there were 64,573,956 shares of our common stock outstanding and approximately 75 holders of record.

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

Issuer Purchases of Equity Securities.   We made no purchases of our common stock during the year ended December 31, 2018. Therefore, tabular disclosure is not presented.

Recent Sales of Unregistered Securities.  Not applicable.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b‑2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Annual Report on Form 10‑K, including this Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results.  Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, business strategy, industry conditions, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, expected financial and other benefits from our organizational restructuring activities, actions of governments and regulatory factors affecting our business, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative versions of these terms and other similar expressions.

You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10‑K.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Merger

On June 29, 2017, the Company (then known as Transgenomic, Inc., or Transgenomic), completed a reverse merger, or the Merger, with Precipio Diagnostics, LLC, a privately held Delaware limited liability company, or Precipio Diagnostics, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, dated October 12, 2016, as amended on February 2, 2017 and June 29, 2017, by and among Transgenomic, Precipio Diagnostics and New Haven Labs Inc., or Merger Sub, a wholly-owned subsidiary of Transgenomic. Pursuant to the Merger Agreement, Merger Sub merged with and into Precipio Diagnostics, with Precipio Diagnostics surviving the Merger as a wholly-owned subsidiary of the merged company. In connection with the Merger, the Company changed its name from Transgenomic, Inc. to Precipio, Inc. and effected a 1‑for‑30 reverse stock split of its common stock. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics become the Company’s historical financial statements. Accordingly, the historical financial statements of Precipio Diagnostics are included in the comparative prior periods.

Overview

Precipio, Inc., and its subsidiary, (“we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics company providing diagnostic products and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technologies developed within academic institutions, and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with the Yale School of Medicine and other institutions to capture the expertise, experience and technologies developed within academia so that we can provide a better standard of cancer diagnostics and aim to solve the growing problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which will focus on further development of various technologies, among them ICE-COLD-PCR, or ICP, the patented technology, which was exclusively licensed by us from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University, in addition to IV-Cell, and HemeScreen. The research and development center focuses on the development of these technologies, which we believe will enable us to commercialize these and other technologies developed with our current and future academic partners. Our platform connects patients, physicians and diagnostic experts residing within academic institutions. Launched in 2017, the platform facilitates the following relationships:

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

The following discussion should be read together with our financial statements and related notes contained in this Annual Report.  Results for the year ended December 31, 2018  are not necessarily indicative of results that may be attained in the future.

Recent Developments

During the first quarter 2019, we developed IV-Cell, a proprietary culture media designed to address the problem of selective culturing – by creating a universal media that enables simultaneous culturing of all 4 hematopoietic cell lineages. This ensures that no cell lineage is missed in the diagnostic process, and the technician is able to select any of the 4 lineages during the culturing process.

During the third quarter 2018, we developed and patented a proprietary Leukemia and bone cancer screening panel for all 4 related genes in one rapid scanning panel. The test screens for the presence of these mutations in a very economic manner. Due to the improved economics, laboratories can reduce the batch requirements for the test while still enjoying a positive economic model and reducing the turnaround time for results, providing improved clinical service to physicians.

From a corporate and financial perspective, during the first quarter of 2019 we settled our final outstanding creditor claims that carried over from the Merger in mid‑2017. We settled our claims with Crede Capital Group LLC (“Crede”) and Leviston Resources LLC (“Leviston”), which joins other creditors who will be receiving payments over time, to enable us to manage cash outlays while growing our business.  On January 15, 2019, we issued Crede a convertible promissory note in the principal amount of $1.45 million pursuant to an amendment to our previously executed settlement agreement with Crede and on January 29, 2019 we issue Leviston a convertible promissory note in the principal amount of $700,000. We also settled an outstanding payment of $1.47 million to a third party service provider for $550,000 on January 2, 2019.

On March 6, 2018, we were notified by the staff of The Nasdaq Stock Market LLC (“Nasdaq”) that for the prior 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).  The staff provided us with 180 calendar days, or until September 24, 2018, to regain compliance with the Bid Price Rule.  We did not regain compliance with the Bid Price Rule by September 24, 2018 and, on September 25, 2018, the Staff notified us that we were eligible for an extension for compliance through March 25, 2019, by which date our common stock must evidence compliance for at least ten consecutive business days.  We did not regain compliance with the Bid Price Rule by March 26, 2019 and on such date we received written notice from Nasdaq indicating that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital and are subject to delisting. In accordance with the governing rules of NASDQ, we have scheduled a compliance review meeting with Nasdaq on May 2, 2019. We intend to cure the deficiency through the implementation of a reverse split of its issued and outstanding common stock. As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2018, our shareholders previously approved the proposal to authorize our Board of Directors to, in its discretion, amend our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of between 1-for-2 and 1-for-30, with the exact ratio to be set within that range at the discretion of our Board of Directors at any time prior to December 20, 2019 without further approval or authorization of the stockholders.

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of December 31, 2018, the Company had a net loss of $15.7 million, negative working capital of $12.0 million and net cash used in operating activities of $6.8 million. The Company’s ability to continue as a going concern is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement” or “Equity Line”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of April 14, 2019, we have already received approximately $1.4 million from the sale of 4,928,859 shares of common stock to Lincoln Park during 2018 and $2.4 million from the sale of 14,971,141 shares of common stock to Lincoln Park during 2019.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this annual report on Form 10-K.  There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

Results of Operations for the Years Ended December 31, 2018 and 2017

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Change
	2018	2017	$	%
Service revenue, net, less allowance for doubtful accounts	$2,751	$1,392	$1,359	98%
Clinical research grants	100	278	(178)	(64)%
Other	13	53	(40)	(75)%
Net Sales	2,864	1,723	1,141	66%

Net sales for the year ended December 31, 2018 were $2.8 million, an increase of $1.1 million, or 66%, as compared to the same period in 2017. This increase was a result of an increase in service revenue, which includes contract diagnostic service revenue and patient diagnostic service revenue. Contract diagnostic service revenue increased $0.7 million for the year ended December 31, 2018 due to the fact that 2017 only included half a year of contract diagnostic services as a result of the Merger. Patient diagnostic service revenue had an increase of $0.7 million for the year ended December 31, 2018 as compared to the same period in 2017 due to an increase in cases processed. We processed 1,345 cases during the year ended December 31, 2018 as compared to 788 cases during the same period in 2017, or a 71% increase in cases. The increase in volume is the result of increased sales personnel during 2018 as compared to 2017. The increases in contract diagnostic and patient diagnostic service revenues were partially offset by decreases in clinical research grants and other revenue. Grant revenue decreased by approximately $0.2 million. Clinical research grants are federal or state grants awarded to us to fund salaries, fringe benefits, and the purchase of supplies and equipment for specific research and development projects.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales increased by $1.2 million for the year ended December 31, 2018 as compared to the same period in 2017. The increase is due to increased biomarker subcontracted processing fees, increased professional medical fees involved with the processing of patient tests and increased operating supplies in our diagnostic laboratory. These increases were mainly a result of the increased revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Margin %
	2018	2017	2018	2017
Gross Profit	$225	$292	8%	17%

Gross margin was 8% of total net sales, for the year ended December 31, 2018, compared to 17% of total net sales for the same period in 2017. The gross profit decreased by $0.1 million during the year ended December 31, 2018 as compared to the same period in 2017 and was due to the increased cost of diagnostic services discussed above.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization, including any goodwill impairment.  Our operating expenses decreased by $1.7 million to $14.1 million for the year ended December 31, 2018 as compared to $15.8 million for the year ended December 31, 2017. This decrease is the result of a decrease in goodwill impairment of $4.6 million partially offset by increases in general and administrative costs, sales and marketing costs, research and development costs, and stock compensation costs. These increases were impacted by the Merger and other costs associated with operating as a public company which did not exist in the first six months of 2017. The increase in operating expenses reflects increased general and administrative costs of $0.6 million, including $0.2 million for personnel costs associated with increased headcount, $0.2 million related to professional fees and other costs associated with operating as a public company and $0.5 million related to amortization of intangibles acquired at the time of the Merger, partially offset by a decrease in bad debt expense of $0.1 million and a decrease in other expenses of $0.2 million. The increase in operating expenses also included an increase in sales and marketing costs of $1.2 million, most of which was personnel costs due to increased headcount, an increase of $0.7 million in research and development costs due to the fact that there was no research and development during the first half of 2017, and an increase of $0.5 million in stock based compensation.

Other Income (Expense). Other expense for the year ended December 31, 2018 and 2017 includes interest expense of $0.3 million and $2.3 million, respectively. The interest expense for the prior year period included $1.9 million of debt discounts and debt issuance costs that were amortized to interest expense. Other expense for the year ended December 31, 2018 and 2017 also included $2.2 million of income and $0.2 million of expense, respectively, for the change in fair value of common stock warrant liabilities and derivative liabilities.

The current year period also included an expense of $1.3 million related to a loss on issuance of convertible notes which resulted from debt discounts that were recorded in excess of the face value of the related debt, $2.5 million of expense related to a loss on extinguishment of debt, $0.3 million of income related to a gain on settlement of liabilities and $0.4 million of expense from a loss recorded on settlement of equity instruments. During the year ended December 31, 2017, we had $1.4 million of expense related to a loss on extinguishment of debt, $0.9 million in income related to gains on settlements of liabilities, $1.2 million in income related to gains from troubled debt restructurings and $2.7 million of advisory fee expense related to the Merger.

Liquidity and Capital Resources

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past several years. For the year ended December 31, 2018, we had a net loss of $15.7 million and negative working capital of $12.0 million. Our ability to continue as a going concern is dependent upon a combination of achieving our business plan, including generating additional revenue, and raising additional financing to meet our debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has entered into the LP Purchase Agreement, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  As of April 14, 2019, we have already received approximately $1.4 million from the sale of 4,928,859 shares of common stock to Lincoln Park during 2018 and $2.4 million from the sale of 14,971,141 shares of common stock to Lincoln Park during 2019.

Our working capital positions at December 31, 2018 and 2017 were as follows:

	Dollars in Thousands
	2018	2017	Change
Current assets (including cash of $381 and $421 respectively)	$1,793	$1,742	$51
Current liabilities	13,765	10,036	3,729
Working capital	$(11,972)	$(8,294)	$(3,678)

During the year ended December 31, 2018 we received gross proceeds of $0.4 million when we entered into an agreement with the Connecticut Department of Economic and Community Development by which we received a grant of $0.1 million and a loan of $0.3 million with a payment term of ten years. We also received gross proceeds of approximately $3.9 million through the issuance of convertible notes, $1.3 million from the exercise of warrants and $2.0 million from the sale of common stock.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of this Annual Report on Form 10-K. There can be no assurance that we will be able to successfully achieve our initiatives summarized above in order to continue as a going concern. The accompanying financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern as a result of the outcome of this uncertainty.

Analysis of Cash Flows - Years Ended December 31, 2018 and 2017

Net Change in Cash. Cash decreased by less than $0.1 million during the year ended December 31, 2018, compared to an increase of $0.4 million during the year ended December 31, 2017.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of $6.8 million during the year ended December 31, 2018 included a net loss of $15.7 million, an increase in accounts receivable of $0.5 million and an increase in inventories of less than $0.1 million. These were partially offset a decrease in other assets of $0.1 million, an increase in accounts payable, accrued expenses and other liabilities of $0.6 million and by non-cash adjustments of $8.8 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, impairment of goodwill, changes in provision for losses on doubtful accounts, warrant and derivative revaluations, stock based compensation, and gains or losses on settlements of liabilities or debt and extinguishments of debt and convertible notes. The cash flows used in operating activities in the year ended December 31, 2017 included the net loss of $20.7 million, a  decrease in accounts payable and accrued expenses and other liabilities of $0.5 million, an increase in accounts receivable of $0.5 million and an increase in other assets of $0.1 million. These were partially offset non-cash adjustments of $15.1 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, impairment of goodwill, changes in provision for losses on doubtful accounts, warrant revaluations, stock based compensation, merger advisory fees, and gains or losses on settlements of liabilities or debt and extinguishments of debt.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.1 million related to purchases of property and equipment for the year ended December 31, 2018. The cash used of less than $0.1 million for the year ended December 31, 2017 included purchases of property and equipment of $0.1 million partially offset by cash acquired as part of the Merger.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $6.8 million for the year ended December 31, 2018, which included proceeds of $2.0 million from the issuance of common stock, $0.3 million from the issuance of long-term debt, $3.8 million from the issuance of convertible notes and $1.3 million from the exercise of warrants. These proceeds were partially offset by payments on our long-term debt of $0.4 million and payments for our capital lease obligations and deferred financing costs of $0.2 million. Cash flows provided by financing activities totaled $7.1 million for the year ended December 31, 2017, which included proceeds of $0.3 million from the issuance of senior notes, approximately $1.3 million from the issuance of convertible notes, less than $0.1 million from the exercise of warrants and $7.8 million from the issuance of preferred stock. These proceeds were partially offset by payments on our long-term debt of $0.8 million, payments on our convertible bridge notes of $1.5 million, and payments of capital lease obligations and deferred financing costs of $0.1 million.

Off-Balance Sheet Arrangements

At each of December 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

At December 31, 2018, our contractual obligations and other commitments were as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Long term debt and convertible notes(1)	$5,203	$68	$35	$35	$35	$139	$5,515
Capital lease obligations(2)	70	46	38	31	27	41	253
Operating lease obligations(3)	244	217	208	14	—	—	683
Purchase obligations(4)	389	266	242	228	219	220	1,564
Other contractual committments(5)	2,150	—	—	—	—	—	2,150
	$8,056	$597	$523	$308	$281	$400	$10,165

(1)	See Note 6 - "Long-Term Debt" and Note 7 – “Convertible Notes” to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(2)	See Note 9 - "Commitments and Contingencies" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(3)	These amounts represent non-cancellable operating leases for operating facilities and laboratory equipment.
(4)	These amounts represent purchase commitments, including all open purchase orders.
(5)	See Note 8 – “Accrued Expenses and Other Current Liabilities” to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.

We have entered into certain operating leases and purchase commitments as part of our normal course of business. See the accompanying consolidated financial statements and Note 9 - “Commitments and Contingencies” in the Notes to consolidated financial statements included with this Annual Report on Form 10-K for additional information regarding our contractual obligations and commitments.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are more fully described in Note 2 of the notes to Consolidated Financial Statements included with this Annual Report on Form 10-K. Certain accounting estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management and can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. The Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company’s critical accounting policies and estimates:

Revenue Recognition

Revenues for the year ended December 31, 2018 are comprised of service revenues from diagnostic testing; clinical research grants from state and federal research programs; and other revenues from the Company’s ICP technology and bio-pharma projects encompassing genetic diagnostics.

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

For the year ended December 31, 2018, service revenue represented 96% of our consolidated revenues, the revenue attributable to clinical grants represented 3% and other revenues represented 1%. For the year ended December 31, 2017,  service revenue represented 81% of our consolidated revenues, the revenue attributable to clinical grants represented 16% and other revenues represented 3%.

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

Accounts Receivable

Accounts Receivable results from diagnostic services provided to self-pay and insured patients, project based testing services and clinical research.  The services provide by the Company are generally due within 30 days from the invoice date.  Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the collectability of accounts receivable, the Company analyzes and identifies trends for each of its sources of revenue to estimate the appropriate allowance for doubtful accounts. For receivables associated with self-pay patients, including patients with insurance and a deductible and copayment, the Company records an allowance for doubtful accounts in the period of services on the basis of past experience of patients unable or unwilling to pay for service fee for which they are financially responsible. For receivables associated with services provided to patients with third-party coverage, the Company analyzes contractually due amounts and provides an allowance, if necessary. The difference between the standard rates and the amounts actually collected after all reasonable collection efforts have been exhausted is charged against the allowance for doubtful accounts.  Service revenues account for all reported accounts receivable as of December 31, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period on a straight-line basis. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 3,365,488 and 232,332 shares of common stock during the years ended December 31, 2018 and 2017, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate

Impairment of Long-Lived Assets and Goodwill

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to our carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. We did not recognize any impairment charges related to long-lived assets for the years ending December 31, 2018  and 2017.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we were to conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. For the year ended December 31, 2018 and 2017, goodwill impairment charges were $4.7 million and $9.3 million, respectively. No goodwill is outstanding at December 31, 2018 as a result of the impairments recognized.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that intends to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 may be applied either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. We adopted this new standard as of January 1, 2018, by using the modified-retrospective method. An adjustment was not required and a change to the prior revenue recognition process and policy to adopt the new standard was not necessary. See Note 14 – Sales Service Revenue, Net and Accounts Receivable for further details, included with this Annual Report on Form 10-K.

Recently Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016‑02, Leases-Topic 842. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. The Company has evaluated the impact of Topic 842 and determined that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of ASU No. 2016-02. The new guidance became effective for the Company on January 1, 2019.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are a smaller reporting company, as defined by Rule 12b‑2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Precipio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precipio, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Hartford, CT

April 16, 2019

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(Dollars in thousands, except share data)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$381	$421
Accounts receivable, net	690	730
Inventories	197	161
Other current assets	525	430
Total current assets	1,793	1,742

PROPERTY AND EQUIPMENT, NET	496	353

OTHER ASSETS:
Goodwill	—	4,685
Intangibles, net	19,291	20,458
Other assets	25	22
Total assets	$21,605	$27,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$263	$587
Current maturities of convertible notes, less debt discounts and debt issuance costs	4,377	—
Current maturities of capital leases	57	50
Accounts payable	5,169	5,103
Accrued expenses	1,940	1,248
Deferred revenue	49	66
Other current liabilities	1,910	2,982
Total current liabilities	13,765	10,036
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	253	2,829
Capital leases, less current maturities	155	113
Common stock warrant liabilities	1,132	841
Derivative liabilities	62	—
Deferred tax liability	70	349
Other long-term liabilities	45	67
Total liabilities	15,482	14,235
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at December 31, 2018 and 2017, respectively, 47 and 4,935 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2018 and 2017, respectively, 34,481,083 and 10,196,620 shares issued and outstanding at December 31, 2018 and 2017, respectively	345	102
Additional paid-in capital	53,474	44,465
Accumulated deficit	(47,696)	(31,542)
Total stockholders’ equity	6,123	13,025
	$21,605	$27,260

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018 and 2017

(Dollars in thousands, except per share data)

	2018	2017
SALES:
Service revenue, net	$3,335	$1,702
Clinical research grants	100	278
Other	13	53
Revenue, net of contractual allowances and adjustments	3,448	2,033
less allowance for doubtful accounts	(584)	(310)
Net sales	2,864	1,723
COST OF SALES:
Service revenue	2,549	1,317
Clinical research grants	90	114
Total cost of sales	2,639	1,431
Gross profit	225	292
OPERATING EXPENSES:
Operating expenses	9,452	6,488
Impairment of goodwill	4,685	9,315
TOTAL OPERATING EXPENSES	14,137	15,803
OPERATING LOSS	(13,912)	(15,511)
OTHER INCOME (EXPENSE):
Interest expense, net	(269)	(2,324)
Warrant revaluation and modification	1,918	(226)
Derivative revaluation	267	—
Gain on settlement of liability, net	263	877
Gain (loss) on extinguishment of debt	376	(1,391)
Loss on extinguishment of convertible notes	(2,903)	—
Gain on troubled debt restructuring	—	1,181
Loss on issuance of convertible notes	(1,328)	—
Loss on settlement of equity instruments	(385)	(624)
	(2,061)	(5,183)
LOSS BEFORE INCOME TAXES	(15,973)	(20,694)
INCOME TAX BENEFIT	279	—
NET LOSS	(15,694)	(20,694)

Deemed dividends related to beneficial conversion feature of preferred stock and fair value of consideration issued to induce conversion of preferred stock	(4,222)	(12,431)
Preferred dividends	—	(84)
TOTAL DIVIDENDS	(4,222)	(12,515)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(19,916)	$(33,209)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.92)	$(7.16)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	21,616,702	4,639,226

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2017	780,105	$8	449,175	$4	$4,376	$(10,848)	$(6,460)
Net loss	—	—	—	—	—	(20,694)	(20,694)
Conversion of warrants into preferred stock	8,542	—	—	—	25	—	25
Conversion of warrants into common stock	—	—	1,958,166	20	(20)	—	—
Conversion of preferred stock into common stock	(2,527,879)	(25)	4,217,408	42	(17)	—	—
Conversion of Senior and Junior debt into preferred stock and common stock	802,920	8	1,414,700	14	4,749	—	4,771
Conversion of bridge notes into common stock	—	—	515,638	6	2,732	—	2,738
Issuance of common stock for consulting services in connection with the merger	—	—	321,821	3	2,186	—	2,189
Shares issued in connection with business combination	802,925	8	1,255,119	12	20,078	—	20,098
Issuance of preferred stock	138,322	1	—	—	7,783	—	7,784
Issuance of warrants in conjunction with issuance of side agreement	—	—	—	—	487	—	487
Issuance of warrants in connection with restructuring of liability	—	—	—	—	159	—	159
Issuance of warrants in connection with note default	—	—	—	—	15	—	15
Beneficial conversion feature on issuance of bridge notes	—	—	—	—	1,856	—	1,856
Non-cash stock-based compensation and vesting of restricted units	—	—	64,593	1	56	—	57
Balance, December 31, 2017	4,935	$—	10,196,620	$102	$44,465	$(31,542)	$13,025
Net loss	—	—	—	—	—	(15,694)	(15,694)
Conversion of preferred stock into common stock	(4,888)	—	6,465,334	65	(65)	—	—
Conversion of convertible notes into common stock	—	—	5,773,439	58	2,298	—	2,356
Issuance of common stock in connection with purchase agreements	—	—	6,420,723	64	1,944	—	2,008
Issuance of common stock in exchange for cancelation of other current liabilities	—	—	1,814,754	18	1,879	—	1,897
Issuance of common stock upon exercise of warrants	—	—	3,787,300	38	1,233	—	1,271
Issuance of common stock for consulting services	—	—	22,913	—	39	—	39
Warrant modification recorded as debt discount in conjunction with convertible note issuance	—	—	—	—	11	—	11
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	2,118	—	2,118
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	(1,029)	—	(1,029)

Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(210)	—	(210)
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	301	—	301
Liability recorded related to equity purchase agreement repricing	—	—	—	—	—	(460)	(460)
Non-cash stock-based compensation	—	—	—	—	490	—	490
Balance, December 31, 2018	47	$—	34,481,083	$345	$53,474	$(47,696)	$6,123

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

(Dollars in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,694)	$(20,694)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,265	743
(Accretion) amortization of deferred financing costs, debt discounts and debt premiums	(21)	1,898
(Gain) loss on extinguishment of debt	(376)	1,391
Gain on settlement of liability, net	(263)	(877)
Gain on settlement of troubled debt	—	(1,181)
Loss on settlement of equity instrument	385	624
Loss on issuance of convertible notes	1,328	—
Loss on extinguishment of convertible notes	2,903	—
Stock-based compensation	529	49
Merger advisory fees	—	2,676
Impairment of goodwill	4,685	9,315
Provision for losses on doubtful accounts	581	310
Warrant revaluation and modification	(1,918)	226
Derivative revaluation	(267)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(541)	(495)
Inventories, net	(36)	(46)
Other assets	127	(99)
Accounts payable	309	500
Accrued expenses and other liabilities	250	(1,030)
Net cash used in operating activities	(6,754)	(6,690)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business combination	—	101
Purchase of property and equipment	(97)	(143)
Net cash used in investing activities	(97)	(42)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(58)	(46)
Issuance of preferred stock	—	7,784
Payment of deferred financing costs	(138)	(25)
Issuance of common stock, net of issuance costs	2,008	—
Proceeds from exercise of warrants	1,271	25
Proceeds from long-term debt	300	315
Proceeds from convertible notes	3,850	1,365
Principal payments on convertible bridge notes	—	(1,500)
Principal payments on long-term debt	(422)	(816)
Net cash flows provided by financing activities	6,811	7,102
NET CHANGE IN CASH	(40)	370
CASH AT BEGINNING OF PERIOD	421	51
CASH AT END OF PERIOD	$381	$421

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$42	$107
SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	38	2
Equipment financed through capital leases	106	—
Deferred debt issuance cost financed through accounts payable	57	64
Discount of 9% on issuance of convertible bridge notes	405	—
Other current liabilities canceled in exchange for common shares	1,897	—
Conversion of convertible debt plus interest into common stock	2,356	1,787
Conversion of senior and junior notes plus interest into preferred stock and common stock	—	4,771
Beneficial conversion feature on issuance of convertible notes	2,118	1,856
Accrued merger cost	—	10
Issuance of warrants in conjunction with issuance of side agreement	—	487
Initial valuation of derivative liability recorded in conjunction with issuance of convertible notes	610	—
Initial valuation of warrant liability recorded in conjunction with issuance of convertible notes	2,666	—
Long-term debt exchanged for convertible notes	3,191	—
Prepaid insurance financed with loan	375	183
Accounts payable converted to long-term debt	74	—
Liability recorded related to equity purchase agreement repricing	460	—
Warrant liability canceled due to settlement of equity instruments	456	—
Issuance of common stock for consulting services	39	—
Modification of warrant in conjunction with convertible note issuance	11	—
Proceed from issuance of convertible note recorded through other current assets	250	—
Write-off of beneficial conversion feature in conjunction with convertible note extinguishment	1,029	—
Write-off of debt discounts (net of debt premiums) in conjunction with convertible note conversions	210	—
Write-off of derivative liability in conjunction with convertible note conversions	310	—
Issuance of warrants in conjunction with convertible promissory note waiver	—	15
Issuance of warrants in conjunction with restructuring of liability	—	159

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiary, (“we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics company providing diagnostic products and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technology developed within academic institutions and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with the Yale School of Medicine to capture the expertise, experience and technologies developed within academia so that we can provide a better standard of cancer diagnostics and solve the growing problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which will focus on further development of ICE-COLD-PCR (“ICP”), the patented technology which was exclusively licensed by us from Dana-Farber Cancer Institute, Inc. (“Dana-Farber”) at Harvard University (“Harvard”). The research and development center will focus on the development of this technology, which we believe will enable us to commercialize other technologies developed by our current and future academic partners. Our platform connects patients, physicians and diagnostic experts residing within academic institutions. Launched in 2018, the platform facilitates the following relationships:

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

Merger Transaction

On June 29, 2017, the Company (then known as “Transgenomic, Inc.”, or “Transgenomic”), completed a reverse merger (the “Merger”) with Precipio Diagnostics, LLC, a privately held Delaware limited liability company (“Precipio Diagnostics”) in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 12, 2016, as amended on February 2, 2017 and June 29, 2017, by and among Transgenomic, Precipio Diagnostics and New Haven Labs Inc., a wholly-owned subsidiary of Transgenomic. Pursuant to the Merger Agreement, New Haven Labs Inc. merged with and into Precipio Diagnostics, with Precipio Diagnostics surviving the Merger as a wholly-owned subsidiary of the combined company (See Note 3 - Reverse Merger). In connection with the Merger, the Company changed its name from Transgenomic, Inc. to Precipio, Inc., relisted its common stock under Precipio, Inc. on the Nasdaq Capital Market (“Nasdaq”), and effected a 1-for-30 reverse stock split of its common stock. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics became the Company’s historical financial statements. Pursuant to the Merger Agreement, each outstanding unit of Precipio Diagnostics was exchanged for 10.2502 pre-reverse stock split shares of Company Common Stock (the “Exchange Ratio”). See Note 3 - Reverse Merger for additional discussion of the Merger.

Going Concern.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of December 31, 2018, the Company had a net loss of $15.7 million, negative working capital of $12.0 million and net cash used in operating activities of $6.8 million. The Company’s ability to continue as a going concern, for the next twelve months from the issuance of these consolidated financial statements in the Annual Report on Form 10-K, is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement” or “Equity Line”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  As of April 14, 2019, we have already received approximately $1.4 million from the sale of 4,928,859 shares of common stock to Lincoln Park during 2018 and $2.4 million from the sale of 14,971,141 shares of common stock to Lincoln Park during 2019.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements in the Annual Report on Form 10-K. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.

The consolidated financial statements include the accounts of Precipio, Inc. and our wholly owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The most significant estimates and assumptions with regard to these consolidated financial statements relate to the allowance for doubtful accounts, assumptions used within the fair value of debt and equity transactions, contractual allowances and related impairments. These assumptions require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these consolidated financial statements.

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

Fair Value.

Unless otherwise specified, book value approximates fair value. The common stock warrant liabilities and derivative liabilities are recorded at fair value. See Note 12 - Fair Value for additional information.

Other Current Assets.

Other current assets of $0.5 million as of December 31, 2018 include prepaid assets of less than $0.1 million, prepaid insurance of $0.2 million and other receivables of $0.3 million. Other current assets of $0.4 million as of December 31, 2017 include prepaid assets of $0.1 million, prepaid insurance of $0.2 million and other receivables of $0.1 million.

Concentrations of Risk.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed Federal Deposit Insurance Corporation insured limits of up to $250,000 per depositor per financial institution. We have not experienced any losses on such accounts as of December 31, 2018.

Service companies in the health care industry typically grant credit without collateral to patients. The majority of these patients are insured under third-party insurance agreements. The services provided by the Company are routinely billed utilizing the Current Procedural Terminology (CPT) code set designed to communicate uniform information about medical services and procedures among physicians, coders, patients, accreditation organizations, and payers for administrative, financial, and analytical purposes. CPT codes are currently identified by the Centers for Medicare and Medicaid Services and third-party payors. The Company utilizes CPT codes for Pathology and Laboratory Services contained within codes 80000‑89398.

Inventories.

Inventories consist of laboratory supplies and are valued at cost (determined on an average cost basis, which approximates the first-in, first-out method) or net realizable value, whichever is lower. We evaluate inventory for items that are slow moving or obsolete and record an appropriate reserve for obsolescence if needed. We determined that no allowance for slow moving or obsolete inventory was necessary at December 31, 2018 and 2017.

Property and Equipment, net.

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 to 7	years
Laboratory equipment	3 to 10	years
Computer equipment and software	3 to 7	years

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the business acquired and is tested for impairment annually, as of October 1st, or when impairment triggering events may occur during a quarterly reporting period.  Throughout the year ended December 31, 2018, at certain quarterly reporting periods, the Company experienced a decline in its share price and a significant reduction in its market capitalization, indicating that it was more likely than not that the fair value of the Company was less than its carry value. Through valuation analysis of the fair value of the Company using the market capitalization,  the discounted cash flow model and market analysis, the Company concluded that its carrying value exceeded its fair value and goodwill impairment in the amount of $4.7 million was recorded for the year ended December 31, 2018. During the year ended December 31, 2017, the Company recorded goodwill impairment of $9.3 million.

Intangibles

We review our amortizable long-lived assets for impairment annually or whenever events indicate that the carrying amount of the asset (group) may not be recoverable. An impairment loss may be needed if the sum of the future undiscounted cash flows is less than the carrying amount of the asset (group). The amount of the loss would be determined by comparing the fair value of the asset to the carrying amount of the asset (group). There were no impairment charges during the year ended December 31, 2018 and 2017.

In-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that were not fully developed at the date of the Merger. Until the IPR&D projects are completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. For the year ended December 31, 2018, there was no impairment of IPR&D.

Debt Issuance Costs, Debt Discounts and Debt Premiums.

Debt issuance costs, debt discounts and debt premiums are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt and premiums are presented as an increase to the related debt in the accompanying balance sheets. The amortization amount recorded was income, net of expense, of less than $0.1 million in 2018 and expense of $1.9 million in 2017. Debt discounts and debt premiums are amortized to interest expense and interest income on the consolidated statement of operations, respectively. See Note 6 – Long term Debt and Note 7 – Convertible Notes for further discussion.

Stock-Based Compensation.

All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Unvested awards as of December 31, 2018 had vesting periods of up to four years from the date of grant. None of the awards outstanding at December 31, 2018 are subject to performance or market-based vesting conditions.

Net Sales Recognition.

Revenue recognition occurs when a customer obtains control of the promised goods and service. Revenue assigned to the goods and services reflects the consideration which the Company expects to receive in exchange for those goods and services.

The Company derives its revenues from diagnostic testing - histology, flow cytometry, cytology and molecular testing; clinical research from bio-pharma customers, state and federal grant programs; and from biomarker testing from bio-pharma customers. All sources of revenue are recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns. Due to differences in the substance of these revenue types, the transactions require, and the Company utilizes, different revenue recognition policies for each. See more detailed information on revenue in Note 14 – Sales Service Revenue, Net And Accounts Receivable.

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

Deferred net sales included in the balance sheet as deferred revenue was approximately $0.1 million as of December 31, 2018 and 2017.

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

Presentation of Insurance Claims and Related Insurance Recoveries.

The Company accounts for its insurance claims and related insurance recoveries at their gross values as standards for health care entities do not allow the Company to net insurance recoveries against the related claim liabilities. There were no insurance claims or insurance recoveries recorded during the years ended December 31, 2018 and 2017.

Advertising Costs.

Advertising costs are expensed as incurred and are included in operating expenses on the consolidated statement of operations.  Advertising costs charged to operations totaled approximately $22,000 in 2018 and $8,300 in 2017.

Research and Development Costs.

All costs associated with internal research and development are expensed as incurred. These costs include salaries and employee related expenses, operating supplies and facility-related expenses. Research and development costs charged to operations totaled $1.1 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.

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

A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2018 and 2017, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of, or changes in tax laws, regulations and interpretations thereof as well as other factors. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the accompanying consolidated statements of operations, of which there was none for the years ended December 31, 2018 and 2017.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 37,765,161 and 9,960,890 shares of our common stock have been excluded from the computation of diluted loss per share at December 31, 2018 and 2017, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	December 31,
	2018	2017
Stock options	3,373,431	236,484
Warrants	13,763,608	6,197,681
Preferred stock	313,333	3,525,000
Convertible notes	20,314,789	1,725
Total	37,765,161	9,960,890

Recently Adopted Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that intends to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 may be applied either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. We adopted this new standard as of January 1, 2018, by using the modified-retrospective method. An adjustment was not required and a change to the prior revenue recognition process and policy to adopt the new standard was not necessary. See Note 14 – Sales Service Revenue, Net and Accounts Receivable for further details.

In January 2017, FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017‑01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017‑01 did not have a material effect on the Company’s financial position and results of operations.

In May 2017, the FASB issued ASU 2017‑09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides clarity and reduces both diversity in practice and cost and complexity when applying guidance in Topic 718. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods, and interim periods within those periods, beginning after December 15, 2017. The adoption of ASU No. 2017‑09 did not have a material effect on the Company’s financial position and results of operations.

In July 2017, FASB issued ASU No. 2017-11, Earning Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815), which was issued in two parts, Part I, Accounting for Certain Financial Instruments with Down Round Features and Part II, Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of ASC No. 2017-11 addresses the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Part II amendments do not have an accounting effect. The ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has early adopted this standard as of January 1, 2017 with the only impact being that the warrants with down round provisions are classified within equity. (See Note 7 - Convertible Notes and Note 11 - Stockholders' Equity).

Recent Accounting Pronouncements Not Yet Adopted.

In February 2016, the FASB issued ASU No. 2016‑02, Leases-Topic 842. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. The Company has evaluated the impact of Topic 842 and determined that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of ASU No. 2016-02. The Company adopted the standard on January 1, 2019, and will recognize approximately $0.9 million of lease liabilities and corresponding right-of-use assets in its consolidated balance sheet on the date of initial application.

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

3.  REVERSE MERGER

On June 29, 2017 (the “Closing Date”), the Company completed the Merger with Precipio Diagnostics, in accordance with the terms of the Merger Agreement. On the closing date of the Merger, the outstanding common and preferred units of Precipio Diagnostics and certain debt of Precipio Diagnostics were converted into (i) 5,352,847 shares of Precipio common stock, together with cash in lieu of fractional units, and (ii) 802,920 shares of Precipio preferred stock with an aggregate face amount equal to $3 million. Upon the consummation of the Merger, the historical financial statements of Precipio Diagnostics became the Company’s historical financial statements.

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

Unaudited pro forma information

The operating results of Transgenomic have been included in the Company’s consolidated financial statements for all periods after June 29, 2017.

The following unaudited pro forma information presents the Company’s financial results as if the acquisition of Transgenomic had occurred on January 1, 2017 and combines Transgenomic’s unaudited consolidated statement of operations for the period from January 1, 2017 through June 29, 2017 with Precipio’s statement of operations for the year ended December 31, 2017:

For the Year Ended December 31,
Dollars in thousands, except per share amounts	2017
Net sales	$2,687
Net loss available to common stockholders	(37,389)
Loss per common share	$(4.95)

4. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2018 and 2017 is as follows:

	2018	2017
Furniture and fixtures	$12	$9
Laboratory equipment	299	181
Computer equipment and software	369	307
Equipment under capital leases	402	296
Construction in process	67	115
	1,149	908
Less—accumulated depreciation and amortization	(653)	(555)
Total	$496	$353

Depreciation expense was approximately $0.1 million for both the years ended December 31, 2018 and 2017. Depreciation expense during each year includes depreciation related to equipment acquired under capital leases.

5.  INTANGIBLES

In conjunction with the Merger, we recorded intangible assets of $21.1 million. Our intangible assets consisted of the following:

	Dollars in Thousands
	December 31, 2018
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$1,424	$17,566
Customer relationships	250	125	125
Backlog	200	200	—
Covenants not to compete	30	30	—
Trademark	40	30	10
IPR&D	1,590	—	1,590
	$21,100	$1,809	$19,291

	Dollars in Thousands
	December 31, 2017
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$475	$18,515
Customer relationships	250	42	208
Backlog	200	100	100
Covenants not to compete	30	15	15
Trademark	40	10	30
IPR&D	1,590	—	1,590
	$21,100	$642	$20,458

	Estimated Useful Life
Technology	20	years
Customer relationships	3	years
Backlog	1	year
Covenants not to compete	1	year
Trademark	2	years

Until our in-process research and development projects are completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. For the year ended December 31, 2018, there was no impairment of IPR&D.

Amortization expense for intangible assets was $1.2 million during the year ended December 31, 2018 and $0.6 million during the year ended December 31, 2017. Amortization expense for intangible assets is expected to be $1.0 million, $1.0 million, $0.9 million, $0.9 million and $0.9 million for each of the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	December 31, 2018	December 31, 2017
Department of Economic and Community Development (DECD)	$274	$—
DECD debt issuance costs	(28)	—
Secured debt obligations	—	3,233
Financed insurance loan	204	183
September 2018 Settlement	66	—
Total long-term debt	516	3,416
Current portion of long-term debt	(263)	(587)
Long-term debt, net of current maturities	$253	$2,829

Senior and Junior Notes

The Company issued senior and junior notes which accrued interest at a rate of 12% and 15%, respectively, and had maturity dates ranging from March 2021 to September 2021, or earlier based on certain qualifying events as outlined in the note agreements. During the year ended December 31, 2017, prior to the Merger,  the Company raised $315,000 from members through the issuance of senior notes at a rate of 12% interest that were payable at the sooner of the closing of a qualified public offering, as outlined in the note agreement, or five years from date of issuance.

On the Closing Date of the Merger, the outstanding balance of $3,584,968 in Senior Notes and $583,821 in Junior Notes, plus accrued interest of $602,373, were converted into 802,920 shares of Precipio preferred stock and 1,414,700 shares of Precipio common stock. There were no Senior or Junior Notes outstanding at December 31, 2018 or 2017.

Connecticut Innovations, Incorporated

The Company had a line of credit with Connecticut Innovations, Incorporated (Connecticut Innovations), an entity affiliated with a director of the Company, for up to $500,000 with interest paid monthly at 8%, due on September 1, 2018. The line was secured by substantially all of the Company’s assets. In connection with the Merger, the Company paid in full its loan obligations with Connecticut Innovations. The outstanding balance was zero as of December 31, 2018 and 2017, respectively.

Department of Economic and Community Development

The Company entered into a 10-year term loan with the Department of Economic and Community Development (“DECD”) for $300,000, with interest paid monthly at 3%, due on April 23, 2023. The loan was secured by substantially all of the Company’s assets but was subordinate to the term loan with Webster Bank and the Connecticut Innovations line of credit. In connection with the Merger, the Company paid in full its loan obligations with DECD totaling $225,714 (including principal and accrued interest). The outstanding balance was zero as of December 31, 2017.

On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into a separate agreement with DECD by which the Company received a grant of $100,000 and a loan of $300,000 secured by substantially all of the Company’s assets (the “DECD 2018 Loan”.) For the year ended December 31, 2018, $100,000 has been recorded as clinical research grant revenue in the consolidated statements of operations.

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $3,000 for the year ended December 31, 2018. Net debt issuance costs were $28,000 at December 31, 2018 and are presented as a reduction of the related debt in the accompanying consolidated balance sheet. Amortization for each of the next five years is expected to be approximately $3,000.

Webster Bank.

The Company entered into a term loan with Webster Bank for $500,000, with interest paid monthly at the one month LIBOR rate plus 500 basis points, due on May 31, 2018. The line was secured by substantially all of the Company’s assets and had first priority over all other outstanding debt. In connection with the Merger, the Company paid in full its loan obligations (including principal and interest) with Webster Bank. The outstanding balance was zero as of December 31, 2017.

During the year ended December 31, 2017, the Company incurred a loss on extinguishment of debt in the approximate amount of $53,000, related to the extinguishment of the Connecticut Innovations, DECD and Webster Bank loans.

Secured Debt Obligations

In 2017, the Company entered into Debt Settlement Agreements (the “Settlement Agreements”) with certain of its accounts payable and accrued liability vendors (the “Creditors”) pursuant to which the Creditors, who were owed $6.3 million (the “Debt Obligations”) by the Company, agreed to reduce and exchange the Debt Obligations for a secured obligation in the amount of $3.2 million, $1.9 million in shares of the Company’s common stock and warrants, with a fair value of approximately $0.2 million, to purchase shares of the Company’s common stock. As a result of the Settlement Agreements, for the year ended December 31, 2017, the Company recorded a gain on troubled debt restructuring of $1.2 million and a loss on extinguishment of liability of $0.2 million.

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

During 2018, the Company entered into an Exchange Agreement (the “Exchange Agreements”) with three institutional investors (the “Holders”) pursuant to which the Company issued convertible promissory notes, due January 1, 2021 (the “Exchange Notes”) in exchange (the “Exchange”) for amounts owed to the Holders pursuant to certain debt settlement agreements, dated October 31, 2017. See Exchange Notes discussed below for further details of the notes. For the year ended December 31, 2018, $3.2 million of Secured Debt Obligations were exchanged for $2.8 million of Exchange

Notes and the Company recorded a $0.4 million gain on extinguishment of debt in the consolidated statements of operations.

Accounting for Settlement Agreements – Troubled debt

The Settlement Agreements for certain of the Creditors were accounted for as troubled debt restructurings as the Creditors had granted concessions to the Company. Of the $6.3 million in Debt Obligations, the accounts payable and accrued liability balances related to the troubled debt restructurings totaled $5.2 million at the time of the Settlement Agreements. During 2017, the Company recorded a gain on settlement of troubled debt restructuring of approximately $1.2 million which is included in gain on troubled debt restructuring in the consolidated statements of operations. The $1.2 million gain represents the carrying amount of the liability due to the Creditors in excess of the undiscounted future cash flows. In connection with the accounting for these troubled debt restructurings the Company recorded a liability of $3.2 million which represents the undiscounted future cash flows. As such, the Company will not record interest in the amount of $0.6 million on the Secured Debt Obligations in the future.

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

In connection with the Settlement Agreements, the Company agreed to issue, to certain of the Creditors whose settlements were treated as troubled debt restructurings, Creditor Warrants to purchase 108,112 shares of the Company’s common stock at an exercise price of $7.50 per share. The Creditor Warrants were issued on February 9, 2018 and are exercisable on the date of issuance and will expire five years from the date of issuance. See Note 11 – Stockholders’ Equity. The Company concluded that the Creditor Warrants will be classified as equity. At December 31, 2017, the Company reviewed its obligation to issue Creditor Warrants in the future and concluded that the Creditor Warrants will be treated as issued for accounting purposes on the date of the Settlement Agreements. The fair value of the Creditor Warrants, as determined by a Black-Scholes calculation, was approximately $159,000 on the date of the Settlement Agreements and was recorded as additional paid-in capital. Subsequent changes in the fair value will not be recognized as long as the warrants continue to be equity classified.

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

The transaction for the Secured Debt Obligations exchanged for Settlement Common Shares was treated as an obligation to issue shares and represented a fixed dollar liability, in the amount of $1.9 million, being settled with a variable number of shares that equal the fixed dollar amount. Accordingly, the Company recorded a liability on the Settlement Agreement date equal to the fair value of the shares issued in February 2018. See Note 11 – Stockholders’ Equity. Of the $1.9 million of debt canceled in exchange for common shares, $0.6 million was related to Creditors accounted for as troubled debt restructurings and $1.3 million was related Creditors treated as extinguishments as discussed below.

Accounting for Settlement Agreements – Extinguishment of liability

For Creditors where the settlement was not treated as a troubled debt restructuring, the accounting was treated as an extinguishment. The accounts payable and accrued liability balances related to the extinguishments totaled $1.1 million at the time of the Settlement Agreements. For these settlements, the Company recorded a net loss during 2017 of approximately $0.2 million equal to the difference between the carrying amount of the liability due to the Creditors and the fair value of the consideration transferred to the Creditors. The loss of $0.2 million is included in net gain on settlement of liability in the consolidated statements of operations in 2017.

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

On the Maturity Date, the then outstanding aggregate amount owed on the Note of $143,041 ($125,000 in principal amount and $18,041 of accrued interest) became due. Pursuant to the terms of the Note, the Company’s failure to pay any principal or interest within 10 days of the date such payment is due will constitute an event of default (the “Prospective Event of Default”). On June 21, 2017, the Investor agreed to waive the Prospective Event of Default and agreed to further extend the Maturity Date of the Note pursuant to a side letter to the Note (the “Side Letter”). The Side Letter provides that two-thirds of the outstanding principal amount of the Note must be paid upon the earlier to occur of (1) the closing of a public offering by the Company of either common stock, convertible preferred stock or convertible preferred notes or (2) August 16, 2017 (such applicable date, the “Deferred Maturity Date”). On August 31, 2017, the Company made payment of $83,333, two-thirds of the then outstanding principal amount, which was more than 10 days after the Deferred Maturity Date and constituted an event of default under the terms of the Note (the “Deferred Maturity Date Event of Default”). The Investor agreed to waive the Deferred Maturity Date Event of Default. In consideration of this waiver, the Company issued the Investor one warrant to purchase 10,000 shares of the Company’s common stock, par value $0.01 per share (the “Convertible Promissory Note Warrants”). See Note 11 – Stockholders’ Equity. The issuance date of the Convertible Promissory Note Warrants was October 3, 2017.

The remaining one-third of the principal amount outstanding on the Note must be paid on the six month anniversary of the Deferred Maturity Date (the “Extended Maturity Date”). All accrued and unpaid interest on the outstanding principal amount of the Note will be due and immediately payable on the Extended Maturity Date, unless the Note is converted in which case such interest will be payable in shares of the Company’s common stock as part of the conversion. As of October 31, 2017, the outstanding principal amount due was $41,666 and accrued interest was approximately $20,000. The Investor entered into a Settlement Agreement, through which the amount due to the Investor would be settled with Settlement Common Share, which shares were issued in February 2018 as described above. As of December 31, 2017, the $41,666 due to the Investor is included in the $1.9 million Settlement Common Shares liability discussed above.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loan”).  In  July 2017, the Company financed $0.4 million with a 4.99% interest rate and fully paid off such loan as of May 2018. In July 2018, the Company financed $0.4 million with a 4.89% interest rate and will make monthly payments through June 2019. As of both December 31, 2018 and 2017, the Financed Insurance Loan outstanding balance of $0.2 million is included in current maturities of long-term debt in the Company’s consolidated balance sheet. A corresponding prepaid asset is included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “September 2018 Settlement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the September 2018 Settlement. The settlement amount will accrue interest at the rate of 10% per annum until paid in full. The September 2018 Settlement outstanding balance of $0.1 million was included in long-term debt and accounts payable in the Company’s consolidated balance sheet as of December 31, 2018 and December 31, 2017, respectively.

The aggregate future maturities required on long-term debt at December 31, 2018 are as follows:

	2019	2020	2021	2022	2023	2024 and thereafter	Total
DECD loan	$24	$25	$26	$26	$27	$118	$246
Financed Insurance Loan	204	—	—	—	—	—	204
September 2018 Settlement	35	31	—	—	—	—	66
	$263	$56	$26	$26	$27	$118	$516

7. CONVERTIBLE NOTES.

Convertible notes consists of the following:

Dollars in Thousands
December 31, 2018
Convertible bridge notes	$4,294
Convertible bridge notes discount and debt issuance costs	(1,111)
Convertible bridge notes premiums	647
Convertible promissory notes	630
Convertible promissory notes debt issuance costs	(83)
Total convertible notes	4,377
Current portion of convertible notes	(4,377)
Convertible notes, net of current maturities	$—

Convertible Bridge Notes.

On April 20, 2018, the Company entered into a securities purchase agreement (the “2018 Note Agreement”) with certain investors (the “April 2018 Investors”), pursuant to which the Company would issue up to approximately $3,296,703 in Senior Secured Convertible Promissory Notes along with warrants (the “Transaction”). The number of warrants issued are equal to the number of shares of common stock issuable upon conversion of the notes based on the conversion price at the time of issuance. Half of the warrants will have a one-year term and half will have a five-year term. The 2018 Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Transaction consisted of a series unregistered Senior Secured Convertible Notes (the “Bridge Notes”), bearing interest at a rate of 8% annually and an original issue discount of 9%. The Bridge Notes are convertible at a price of $0.50 per share, provided that if the notes are not repaid within 180 days of the note’s issuance date, the conversion price shall be adjusted to 80% of the lowest volume weighted average price during the prior 10 days, subject to a minimum conversion price of $0.30 per share.

The Transaction consisted of a number of drawdowns. The initial closing on April 20, 2018 provided the Company with proceeds of $1,660,000, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1,824,176 (the “April 2018 Bridge Notes”). The Company completed three additional drawdowns for aggregate proceeds of $1.3 million, net of an original issue discount of 9% and before debt issuance cost, for the issuance on notes with an aggregate principal of $1.5 million, during the third quarter 2018.  Drawdowns included the following funding from the April 2018 Investors (i) $348,104 in July 2018 for Bridge Notes with an aggregate principal of $382,526, (ii) $495,955 in August 2018 for Bridge Notes with an aggregate principal of $545,005 and (iii) $495,941 in September 2018 for Bridge Notes with an aggregate principal of $544,990 (collectively, the “Q3 2018 Bridge Notes”).

The Bridge Notes are payable by the Company on the earlier of (i) the one year anniversary after each closing date or (ii) upon the closing of a qualified offering, namely the Company raising gross proceeds of at least $7,000,000 (the “Maturity Date”). At any time, provided that the Company gives 5 business days written notice, the Company has the right to redeem the outstanding principal amount of the Bridge Notes, including accrued but unpaid interest, all liquidated damages and all other amounts due under the Bridge Notes, for cash as follows: (i) an amount which is equal to the sum of 105% if the Company exercises its right to redeem the Bridge Notes within 90 days of the initial closing, (ii) 110% if the Company exercises its right to redeem the Bridge Notes within 180 days of the initial closing, or (iii) 115% if the Company exercises its right to redeem 180 days from the initial closing.

The terms of the 2018 Note Agreement also stipulates that upon written demand by one of the April 2018 Investors after August 22, 2018, the Company shall file a registration statement within thirty (30) days after written demand covering the resale of all or such portion of the conversion shares for an offering to be made on a continuous basis pursuant to Rule 415. The registration statement filed shall be on Form S-3 or Form S-1, at the option of the Company. If the Company does not file a registration statement in accordance with the terms of the 2018 Note Agreement, then on the business day following the applicable filing date and on each monthly anniversary of the business day following the applicable filing date (if no registration statement shall have been filed by the Company in accordance herewith by such date), the Company shall pay to the April 2018 Investors an amount in cash, as partial liquidated damages, equal to 1% per month (pro-rata for partial months) based upon the gross purchase price of the Bridge Notes (calculated on a daily basis) under the 2018 Note Agreement. Conversion shares related to the April 2018 Note Agreement were included in a registration statement on Form S-3 that the Company filed with the SEC on February 6, 2019 and which became effective with the SEC on February 13, 2019.

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

As part of the initial closing, the April 2018 Investors received 3,648,352 warrants to purchase shares of common stock of the Company (the “April 2018 Warrants”) exercisable at a 150% premium to the April 2018 Bridge Notes conversion price or $0.75. Half of such April 2018 Warrants have a five-year term and half have a one-year term. The Company reviewed the provisions of the April 2018 Warrants to determine the balance sheet classification of the April 2018 Warrants. The Company concluded that there is an obligation to repurchase the April 2018 Warrants by transferring assets and accordingly the warrants were classified as a liability. The April 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $1.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. The April 2018 Investors received 2,945,055 warrants to purchase shares of common stock of the Company in connection with the Q3 Bridge Note issuances (the “Q3 2018 Warrants”) with an initial exercise price of $0.75.  Half of such Q3 2018 Warrants have a five-year term and half have a one-year term. The terms of the Q3 2018 Warrants are the same as the April 2018 Warrants and, as such, were classified as liabilities. The Q3 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.7 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 12 – Fair Value for further discussion.

On September 20, 2018, immediately after the final drawdown of the Bridge Notes, the Company entered into an agreement with the April 2018 Investors whereby the exercise price of all warrants issued to the April 2018 Investors in connection with both the 2018 Note Agreement and the Q3 Bridge Notes were amended from $0.75 to $0.50. The Company reviewed this repricing to determine the appropriate accounting treatment and concluded that the repricing would be treated as a modification of the warrant agreements. As the warrants related to the Bridge Notes are classified as liabilities, the change in fair value attributable to the repricing would be reflected in the subsequent measurement on the warrants. Management calculated the change in fair value due to repricing to be an expense of approximately $0.1 million which is included in warrant revaluation and modification in the consolidated statements of operations.

Pursuant to a letter agreement, dated as of April 20, 2018 (the “Letter Agreement”), the Company engaged a registered broker dealer as a financial advisor (the “Financial Advisor”). Pursuant to the Letter Agreement, the Company paid the Financial Advisor a fee of $116,000, approximately 7% of the proceeds from the sale of the April 2018 Bridge Notes. This is included in the debt issuance costs discussed above. Per the Letter Agreement, the Company also issued to the Financial Advisor 232,000 warrants to purchase shares of common stock of the Company with an exercise price of $0.75 (the “Advisor Warrants”). The Advisor Warrants are exercisable at any time and from time to time, in whole or in part, during the four-year period commencing six months from the date of the Letter Agreement. Like the April 2018 Warrants and like the Q3 2018 Warrants, the Advisor Warrants met the criteria to be classified as a liability. The Advisor Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 12 – Fair Value for further discussion.

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

The Company reviewed the redemption features of the Bridge Notes and determined that there is a redemption feature (the “Bridge Notes Redemption Feature”) that qualifies as an embedded derivative instrument which is required to be separated from the debt host contract and accounted for separately as a derivative. For the April 2018 Bridge Notes, the Company determined the initial fair value of the derivative at the time of issuance to be approximately $0.1 million which was recorded as a debt discount with an offset to derivative liability. For the Q3 2018 Bridge Notes, the Company determined the initial fair value of the derivatives at the time of issuance to be approximately $0.1 million which was recorded as a debt discount with an offset to derivative liability. The valuations were performed using the “with and without” approach, whereby the Bridge Notes were valued both with the embedded derivative and without, and the difference in values was recorded as the derivative liability. See Note 12 – Fair Value for further discussion.

As detailed above, debt discounts and debt issuance costs related to the April 2018 Bridge Notes totaled $2.7 million. Since the costs exceeded the $1.8 million face amount of the debt, the Company recorded $1.8 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with the excess $0.9 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations.

The total debt discounts and debt issuance costs related to the Q3 2018 Bridge Notes totaled $1.4 million, of which the Company recorded $1.3 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with $0.1 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations. The $0.1 million recorded as a loss on issuance of convertible notes was due to the fact that one of the drawdowns during the third quarter of 2018 had debt discount and debt issuance costs in excess of the face amount of the related debt.

On November 29, 2018, the Company entered into an amendment and restatement agreement (the “Amendment Agreement”) amending and restating the terms of the 2018 Note Agreement. The Amendment Agreement provided for the issuance of up to $1,318,681 of additional Bridge Notes together with applicable warrants, in one or more tranches, with substantially the same terms and conditions as the previously issued Bridge Notes and related warrants. The conversion price of the notes was amended so that it shall be equal to the greater of $0.25 or $0.05 above the closing bid price of our common stock on the date prior to the original issue date. In the event the notes are not paid in full prior to 180 days after the original issue date, the conversion price shall be equal to 80% of the lowest volume weighted average price (“VWAP”) in the 10 trading days prior to the date of the notice of conversion, but in no event below the floor price of $0.15.

In connection with the Amendment Agreement, during the fourth quarter of 2018, the Company completed two additional drawdowns for aggregate proceeds of $1.1 million, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1.2 million (collectively, the “Q4 2018 Bridge Notes”). Approximately $0.3 million of the $1.1 million of proceeds was received after December 31, 2018 and is included in other current assets on our consolidated balance sheet at December 31, 2018. The 9% discount associated with the Q4 2018 Bridge Notes was approximately $108,000 and was recorded as a debt discount. In connection with the Q4 2018 Bridge Note issuances, the Company issued to the investors 4,501,712 warrants to purchase shares of common stock of the Company (the “Q4 2018 Warrants”) with an initial exercise price of $0.36 and a five-year term. The terms of the Q4 2018 Warrants are the same as the April 2018 Warrants and, as such, were classified as liabilities. The Q4 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.7 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 12 – Fair Value for further discussion.

The Company reviewed the conversion option of the Q4 2018 Bridge Notes and determined that there was a beneficial conversion feature in connection with the issuance of the Q4 2018 Bridge Notes, as there was with the previously issued Bridge Notes. For purposes of calculating the beneficial conversion features, the net proceeds of $1.1 million from the Q4 2018 Bridge Notes were allocated to the notes and warrants based on their relative fair values at the date of issuance. The portion allocated to the Q4 2018 Bridge Notes was $0.4 million with the remaining $0.7 million allocated to the Q4 2018 Warrants. As a result of the allocation of the proceeds, the Company calculated a beneficial conversion feature of approximately $0.5 million which was recorded as a debt discount with an offset to additional paid in capital. The Q4 2018 Bridge Notes contain the Bridge Notes Redemption Feature that qualifies as an embedded derivative instrument which is required to be separated from the debt host contract and accounted for separately as a derivative. For the Q4 2018 Bridge Notes, the Company determined the initial fair value of the derivatives at the time of issuance to be approximately $15,000 which was recorded as a debt discount with an offset to derivative liability. See Note 12 – Fair Value for further discussion.

The total debt discounts and debt issuance costs related to the Q4 2018 Bridge Notes totaled $1.4 million, of which the Company recorded $1.1 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with $0.3 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations. The $0.3 million recorded as a loss on issuance of convertible notes was due to the fact that one of the drawdowns during the fourth quarter of 2018 had debt discount and debt issuance costs in excess of the face amount of the related debt.

At the time of the Amendment Agreement, the conversion price related to $3.3 million of previously issued Bridge Notes, the April 2018 Bridge Notes and Q3 2018 Bridge Notes, was amended. The Company reviewed the modification to the conversion price and concluded that the amendment will be treated as an extinguishment of the related Bridge Notes. The difference between the carrying value of the notes just prior to modification (the “Old Debt”) and the fair value of the notes just after modification (the “New Debt”) would be recorded as a gain or loss on extinguishment in the consolidated statements of operations. The Company removed the carrying value of the Old Debt which included $3.1 million of unamortized debt discounts, beneficial conversion features of $1.0 million and less than $0.1 million in derivative liabilities. The Company calculated the fair value of the New Debt to be $4.2 million. The Company reviewed whether or not a beneficial conversion feature existed on the New Debt but the calculation resulted in zero intrinsic value to the conversion options so no new beneficial conversion feature was recorded. Management also reviewed the Bridge Notes Redemption Feature of the New Notes but their fair value was zero so no derivative liability was recorded at the time of modification, however this will be reassessed at the end of each reporting period. As a result, the Company recorded a debt premium on the New Debt of $0.9 million and a loss on extinguishment of debt of $2.9 million in the consolidated statements of operations.

During the year ended December 31, 2018, $0.2 million of Bridge Notes, plus interest, were converted into 1,400,000 shares of common stock of the Company. As a result of the conversions, the Company wrote-off approximately $0.1 million of debt premium with an offset to additional paid in capital.

As of December 31, 2018, $4.3 million of outstanding Bridge Notes, net of $1.1 million of debt discounts partially offset by $0.6 million of debt premiums, was included in convertible notes in the Company’s consolidated balance sheet. The total debt discount and debt issuance costs for all Bridge Notes were $5.6 million during the year ended December 31, 2018. As discussed above, $3.1 million of debt discounts were written-off as a result of the extinguishment of certain Bridge Notes and $1.3 million of debt discounts were expensed as a loss on issuance of convertible notes in the consolidated statements of operations. Total debt premiums, relating to Bridge Notes, recorded during the year ended December 31, 2018 were $0.9 million and $0.1 million of the debt premiums were written-off in conjunction with the conversion of Bridge Notes. Debt discounts and debt premiums will be amortized to interest expense and interest income, respectively, over the life of the Bridge Notes on a basis that approximates the effective interest method. For the year ended December 31, 2018, amortization of debt discounts was approximately $0.1 million and is included in interest expense in the consolidated statements of operations and amortization of debt premiums was approximately $0.2 million and is included in interest income in the consolidated statements of operations. The remaining debt discounts of $1.1 million and debt premiums of $0.6 million, as of December 31, 2018, are expected to be fully amortized during 2019.

During 2017, prior to the Merger, the Company had unsecured convertible bridge notes of  $695,000. The notes accrued interest at a rate of 14% and were payable on demand and accrue interest until paid.

In connection with the Merger, on the Closing Date, convertible bridge notes of $695,000, plus $192,000 of accrued interest, were converted into 155,639 shares of Precipio common stock.

2017 New Bridge Notes I.

Prior to the Merger, the Company (then Transgenomic) completed the sale of an aggregate of $1.2 million of non-convertible promissory notes (the “2017 Bridge Notes”) in a bridge financing pursuant to a securities purchase agreement (the “Purchase Agreement”), for which $561,500 was then given to Precipio Diagnostics through the issuance of a promissory note and is eliminated in consolidation. The 2017 Bridge Notes had an annual interest rate of 4% and a 90‑day maturity. The 2017 Bridge Notes could be repaid by the Company at any time in cash upon payment of a 20% premium. In connection with the issuance of the 2017 Bridge Notes, the Company issued warrants (the “2017 Bridge Warrants”) to acquire 40,000 shares of the Company’s common stock at an exercise price of $15.00 per share, subject to anti-dilution protection. Aegis Capital Corp. (“Aegis”) acted as placement agent for the bridge financing and received a placement agent fee of $84,000 and warrants (the “Aegis Warrants”) to acquire 5,600 shares of the Company’s common stock at an exercise price of $15.00 per share. The Aegis Warrants are identical to the 2017 Bridge Warrants except that the Aegis Warrants do not have anti-dilution protection.

At the time of the Merger, the 2017 Bridge Notes were extinguished and replaced with convertible promissory notes (the “2017 New Bridge Notes I”) with an original principal amount of $1.2 million in the aggregate pursuant to an Exchange Agreement (the “Exchange Agreement”) entered into on the Closing Date. The 2017 New Bridge Notes I had an annual interest rate of 8.0% and were due and payable upon the earlier to occur of (i) October 1, 2017 or (ii) the closing of a Qualified Offering (as defined in the 2017 New Bridge Notes I). The 2017 New Bridge Notes I were convertible into shares of our common stock at an initial conversion price of $3.736329 per share, subject to adjustment, and could be convertible into shares of our preferred stock at the holder’s option if the Company did not complete a Qualified Offering (as defined in the 2017 New Bridge Notes I) by October 1, 2017. The Company could redeem the 2017 New Bridge Notes I at any time in cash upon payment of a 20% premium, or $240,000. As the convertible promissory notes were convertible into the Company’s common stock at a conversion rate lower than the fair market value of the common stock at the time of issuance, the Company recorded $989,000 as a beneficial conversion feature, which was recorded as a debt discount in the balance sheet. The discount was amortized using the effective interest method through the first conversion date of the 2017 New Bridge Notes I. On August 28, 2017, these 2017 New Bridge Notes I were partially converted into the Company’s common stock and the remaining were paid off, refer below for further discussion.

Pursuant to the Exchange Agreement, the 2017 Bridge Warrants were canceled and replaced with new warrants to acquire 45,600 shares of our common stock (the “2017 New Bridge Warrants”). The initial exercise price of the 2017 New Bridge Warrants was $7.50 (subject to adjustments). If the Company completed a Qualified Offering (as defined in the 2017 New Bridge warrants), the exercise price of the 2017 New Bridge Warrants would become the lower of (i) $7.50, or (ii) 110% of the per share offering price in the Qualified Offering, but in no event lower than $1.50 per share, which has been considered a down round provision. At issuance, the 2017 New Bridge Warrants had a fair value of $211,000 and were recorded as a debt discount to the related 2017 New Bridge Notes I, with the corresponding entry to additional paid in capital as the warrants were considered classified as equity in accordance with GAAP. As discussed in Note 2 of the accompanying consolidated financial statements, the Company early adopted ASU 2017‑11, which allowed the Company to treat the warrants as equity classified, despite the down round provision.

2017 New Bridge Note II.

In connection with the Merger, on the Closing Date and pursuant to a Securities Purchase Agreement (the “Bridge Purchase Agreement”), the Company completed the sale of an aggregate of $800,000 of a convertible promissory note (the “2017 New Bridge Note II”). The Company received net proceeds of $721,000 from the sale of the 2017 New Bridge Note II. The 2017 New Bridge Note II had an annual interest rate of 8.0% and was due and payable upon the earlier to occur of (i) October 1, 2017 or (ii) the closing of a Qualified Offering (as defined in the 2017 New Bridge Note II). The 2017 New Bridge Note II was convertible into shares of our common stock at an initial conversion price of $3.736329 per share, subject to adjustment, and could be convertible into shares of our preferred stock at the holder’s option if the Company does not complete a Qualified Offering (as defined in the 2017 New Bridge Note II) by October 1, 2017. The Company could redeem the 2017 New Bridge Note II at any time in cash upon payment of a 20% premium, or $160,000.

As the 2017 New Bridge Note II was convertible into the Company’s common stock at a conversion rate lower than the fair market value of the common stock at the time of issuance, the Company recorded $656,000 as a beneficial conversion feature, which was recorded as a debt discount in the accompanying balance sheet. The discount was amortized using the effective interest method through the first conversion date of the 2017 New Bridge Note II. On August 28, 2017, this 2017 New Bridge Note II was partially converted into the Company’s common stock and the remaining was paid off, refer below for further discussion.

In connection with the bridge financing and the assumption of certain obligations by an entity controlled by Mark Rimer (a director of the Company), the Company issued to that entity warrants (the “Side Warrants”) to purchase an aggregate of 00,000 shares of the Company’s common stock. See Note 11 – Stockholders’ Equity for a discussion on terms of the Side Warrants.

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

Conversion and Payment of the 2017 New Bridge Notes I and New Bridge Note II (collectively, the “2017 New Bridge Notes”).

On August 28, 2017, the Company completed an underwritten public offering (the “August 2017 Offering”) of 6,000 units consisting of one share of the Company’s Series B Preferred Stock and one warrant to purchase up to 400 shares of the Company’s common stock at a combined public offering price of $1,000 per unit for gross proceeds of $6.0 million (see Note 11 - Stockholders’ Equity).

At the time of the closing of the August 2017 Offering, the aggregate amount due to the holders of the New Bridge Notes was $2,436,551  ($2,000,000 in principal, $400,000 for a 20% redemption premium and $36,551 in accrued interest). Upon the closing of the August 2017 Offering, the Company made a cash payment of $1,536,551 to extinguish certain notes and the remaining $900,000 of the Company’s 2017 New Bridge Notes were converted into an aggregate of 359,999 shares of the Company’s common stock (the “Note Conversion Shares”) at a conversion price of $2.50 per share and 359,999 warrants to purchase the Company’s common stock (the “Note Conversion Warrants”). The Company issued the Note Conversion Warrants to the holders of the 2017 New Bridge Notes as consideration for their election to convert their 2017 New Bridge Notes into shares of the Company’s common stock. The Company treated the $900,000 debt conversion as an induced conversion and determined that the fair value of the consideration given in the conversion exceeded the fair value of the debt pursuant to its original conversion terms by approximately $1.0 million. This amount was recorded as an expense included in loss on extinguishment of debt and induced conversion of convertible bridge notes in our consolidated statements of operations. The Company also recorded a loss on extinguishment of debt of approximately $0.4 million related to the extinguishment of the $1,536,551 portion paid in cash, which was also recorded as an expense within the loss on extinguishment of debt and induced conversion of convertible bridge notes line in our consolidated statements of operations. See Note 11 - Stockholders’ Equity for discussion of the Note Conversion Warrants.

Upon conversion and payment of the 2017 New Bridge Notes, all remaining debt discounts and debt issuance costs associated with the conversions were fully amortized to interest expense and debt discounts and debt issuance costs associated with the portion paid in cash were amortized to interest expense up through the payment date. During the year ended December 31, 2017, debt discounts and debt issuance costs amortized to interest expense were $1.9 million. As of December 31, 2018 and 2017, there are no amounts outstanding of 2017 New Bridge Notes.

Convertible Promissory Notes – Exchange Notes.

       As discussed above, during 2018, the Company entered into Exchange Agreements whereby $3.2 million of Secured Debt Obligations were exchanged for $2.8 million of Exchange Notes. Pursuant to the terms of the Exchange Notes, the Company shall pay to the Holders the aggregate principal amount of the Exchange Notes in eighteen equal installments beginning on August 1, 2019 and ending on January 1, 2021. In accordance with the terms of the Exchange Notes, the Holder shall have the right, to convert at the then applicable conversion price any amount of the Exchange Notes up to $300,000 on any given Trading Day, with a maximum conversion amount up to $500,000 during a period of five Trading Days (the “Conversion Option”). The conversion price shall be the lesser of (i) the average volume weighted average price for the five trading days prior to the date of conversion multiplied by 1.65 and (ii) $1.00 (the “Conversion Price”).  At any time at which there is no Equity Conditions Failure, as defined in the terms of the Exchange Note, and only once every ten trading days, the Company shall have the right, but not the obligation, to direct the Holders to convert up to 20% of the then outstanding principal amount of the Exchange Notes under specified conditions (the “Company Put Option”). The Company will be subject to certain restrictive covenants pursuant to the Notes, including limitations on (i) amending its certificate of incorporation and bylaws (ii) indebtedness, (iii) asset sales or leases, (iv) restricted payments and investments, (v) redemptions or repurchases of capital stock and (vi) transactions with affiliates, and the conversion price of the Exchange Notes shall be subject to certain customary adjustments in the event of stock splits, dividends, rights offerings or other pro rata distributions to holders of the Company’s common stock.

The Company considered the appropriate accounting treatment of the Exchange and determined that the Exchange will be treated as a debt extinguishment and the difference between the carrying amount of the Secured Debt Obligations and the face value of the Exchange Notes will be treated as a gain on extinguishment. See Secured Debt Obligations discussed above.

The Company reviewed the Conversion Option and concluded that it meets the criteria for derivative accounting and requires bifurcation and separate accounting as a derivative. The Company determined the initial fair value of the derivative at the time of issuance to be approximately $0.4 million which was recorded as a debt discount with an offset to derivative liability. The valuation was performed using a Monte Carlo Simulation. See Note 12 – Fair Value for further discussion.

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

During the year ended December 31, 2018, approximately $2.2 million of Exchange Notes were converted into 4,373,439 shares of common stock of the Company. As a result of the conversions, the Company wrote-off approximately $0.3 million of debt discount with an offset to additional paid in capital and wrote-off $0.3 million of derivative liability with an offset to additional paid in capital.

The total debt discounts of $0.4 million for all Exchange Notes will be amortized to interest expense over the life of the Exchange Notes on a basis that approximates the effective interest method. Amortization for the year ended December 31, 2018 was less than $0.1 million and after the conversions discussed above, there was approximately $0.1 million of Exchange Note debt discounts remaining at December 31, 2018, which are included in convertible notes on our consolidate balance sheet. Amortization will be $0.1 million for the year ended December 31, 2019 and zero for years after that.

As of December 31, 2018, the $0.6 million outstanding balance of the Exchange Notes, net of discounts, was included in convertible notes in the Company’s consolidated balance sheet.

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

Accrued expenses at December 31, 2018 and 2017 are as follows:

	2018	2017
Accrued expenses	$1,583	$1,122
Accrued compensation	118	126
Accrued interest	239	—
	$1,940	$1,248

During the years ended December 31, 2018 and 2017, the Company was able to reduce approximately $0.3 million and $1.1 million, respectively, of certain accrued expense and accounts payable amounts through negotiations with certain vendors to settle outstanding liabilities and the Company recorded a gains of $0.3 million in 2018 and $1.1 million in 2017 which are included in gain on settlement of liability, net in the consolidated statements of operations.

Other current liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Obligation to issue common shares	$—	$1,897
Liability related to equity purchase agreement	460	—
Liability for settlement of equity instrument	1,450	1,085
	$1,910	$2,982

As of December 31, 2017, the Company has recorded a liability related to its obligation to issue shares of its common stock in the future. On February 12, 2018, the Company issued 1,814,754 Settlement Common Shares with a fair value of approximately $1.9 million. See Note 6 – Long-Term Debt for additional information.

On February 20, 2018, Crede Capital Group LLC (“Crede”) filed a lawsuit against the Company in the Supreme Court of the State of New York for Summary Judgment in Lieu of Complaint requiring the Company to pay cash owed to Crede. Crede claimed that Precipio had breached a Securities Purchase Agreement and Warrant that Crede entered into in connection with an investment in Transgenomic and that pursuant to those agreements, Precipio owed Crede approximately $2.2 million. On March 12, 2018, Precipio entered into a settlement agreement (the “Crede Agreement”) with Crede pursuant to which Precipio agreed to pay Crede a total sum of $1.925 million over a period of 16 months payable in cash, or at the Company’s discretion, in stock, in accordance with terms contained in the Crede Agreement. In accordance with the terms of the agreement and in addition to the agreement to pay, we also executed and delivered to Crede an affidavit of confession of judgment. As of December 31, 2017, the Company has recorded liabilities relating to Crede of $1.1 million included in other current liabilities on the accompanying consolidated balance sheets and $0.6 million included in common stock warrant liability on the accompanying consolidated balance sheets related to warrants classified as liabilities that Crede is the holder of.

As of the date of the Crede Agreement, the fair value of the common stock warrant liability related to Crede was revalued to approximately $0.4 million, resulting in a gain of $0.2 million included in warrant revaluation in the consolidated statement of operations during the year ended December 31, 2018. See Note 12 – Fair Value for further discussion. At the time of the Crede Agreement, the Company recorded $1.5 million in other current liabilities and $0.4 million in other long-term liabilities, thus replacing its $1.1 million liability for settlement of equity instrument and $0.4 million common stock warrant liability. This resulted in the Company recording an additional loss of $0.4 million, which is included in loss on settlement of equity instruments in the consolidated statement of operations. During the year ended December 31, 2018, the Company paid approximately $0.5 million to Crede.

On January 15, 2019, the Company and Crede entered into an amendment and restatement agreement in order to enable the Company to provide Crede with an alternative means of payment of the settlement amount by issuing to Crede a convertible note in the amount of $1.45 million (the “Convertible Note”). The Convertible Note is payable by the Company on the earlier of (i) January 15, 2021 or (ii) upon the closing of a qualified offering in which the Company receives gross proceeds of at least $4.0 million. See Note 15 – Subsequent Events for further details of the Convertible Note.

As of December 31, 2018, the Company had recorded a liability of approximately $0.5 million related to an equity purchase agreement with an investor, which is included in other current liabilities on our consolidated balance sheet. On January 29, 2019, the Company entered into a settlement agreement (the “Leviston Settlement”) with the investor pursuant to which the Company issued to the investor a convertible note in the amount of $0.7 million (the “Note”) in full satisfaction of the $0.5 million discussed above along with approximately $0.2 million of other obligations owed to Leviston which are included in accrued expenses in our consolidated balance sheet at December 31, 2018. See Note 15 – Subsequent Events for further details of the Note.

9.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company’s commitments consist of obligations under operating leases for its facilities and laboratory equipment. The Company entered into a sixty month operating lease beginning in January 2017 for its facility in New Haven, Connecticut at a monthly rental rate of $13,400 to $14,600 and a sixty-one month operating lease beginning in May 2017, for its facility in Omaha, Nebraska at a monthly rental rate of $2,300 to $2,800.

The future minimum annual lease payments under all operating leases at December 31, 2018 are as follows:

Year Ended December 31,
2019	$244,000
2020	217,000
2021	208,000
2022	14,000
Total	$683,000

The Company recognizes rent expense on a straight-line basis for all operating leases. Rent expense was $0.3  million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

CAPITAL LEASES

The Company has entered into various capital lease agreements to obtain lab equipment. The terms of the capital leases range from five to ten years with interest rates of 7.25%.

An analysis of the property acquired under capital leases at December 31, 2018 and 2017 is as follows.

Classes of Property:	2018	2017
Lab equipment	$402,000	$296,000
Less accumulated amortization	(179,000)	(150,000)
	$223,000	$146,000

Included in cost of sales is amortization expense related to equipment acquired under capital leases of approximately $29,000 and $48,000 for the years ended December 31, 2018 and 2017 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments.

Years Ending December 31,
2019	$70,000
2020	46,000
2021	38,000
2022	32,000
2023	27,000
Thereafter	41,000
Total capital lease obligations	254,000
Less: Amount representing interest	(42,000)
Present value of net minimum lease obligations	212,000
Less, current maturities of capital leases	(57,000)
Capital Leases, long term	$155,000

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2022. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are as follows:

Years ending December 31,
2019	$389,000
2020	266,000
2021	242,000
2022	228,000
2023	219,000
Thereafter	220,000
$1,564,000

OTHER CONTRACTUAL COMMITTMENTS

The Company has a $1.925 million contractual commitment with Crede as a result of a settlement agreement the Company reached with Crede on March 12, 2018. See Note 8 – Accrued Expenses And Other Current Liabilities for details on the settlement. The outstanding amount due to Crede as of December 31, 2018 is $1.45 million and is included in other current liabilities on the accompanying consolidated balance sheet. The Company also has a $0.7 million commitment resulting from the Leviston Settlement as discussed in Note 8 – Accrued Expenses And Other Current Liabilities. The following is the future contractual payments under the settlements:

Year Ending December 31,
2019	$2,150,000

LITIGATIONS

The Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.

On June 23, 2016, the Icahn School of Medicine at Mount Sinai (“Mount Sinai”) filed a lawsuit against Transgenomic in the Supreme Court of the State of New York, County of New York, alleging, among other things, breach of contract and, alternatively, unjust enrichment and quantum merit, and seeking recovery of $0.7 million owed by us to Mount Sinai for services rendered. We and Mount Sinai entered into a settlement agreement dated October 27, 2016, which included, among other things, a mutual general release of claims, and our agreement to pay approximately $0.7 million to Mount Sinai in installments over a period of time.  Effective as of October 31, 2017, we and Mount Sinai agreed to enter into a new settlement agreement to restructure these liabilities into a secured, long-term debt obligation of $0.5 million which includes accrued interest at 10% with monthly principal and interest payments of $9,472 beginning in July 2018 and continuing over 48 months and we issued warrants in the amount of 24,900 shares, that are exercisable for shares of our common stock, on a 1-for-1 basis, with an exercise price of $7.50 per share, exercisable on the date of issuance with a term of 5 years. We do not plan to apply to list the warrants on the NASDAQ Capital Market, any other national securities exchange or any other nationally recognized trading system. During 2018, the Company made one payment of $9,472 to Mount Sinai. On September 17, 2018, the remaining amount due to Mount Sinai was part of the Exchange, as discussed in Note 6 Long-Term Debt, whereby our debt obligation to Mount Sinai was exchanged for a new convertible note with new investors and the new investors assumed and settled the debt with Mount Sinai. The Mt. Sinai lawsuit was settled and discontinued pursuant to a Stipulation of Discontinuance signed by both parties and filed with the court as of October 17, 2018. A zero and $0.5 million liability has been recorded and is reflected in long-term debt within the accompanying consolidated balance sheet at December 31, 2018 and 2017, respectively.

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and

XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against the Company. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. During the year ended December 31, 2018, we made payments totaling $0.1 million. A liability of $0.1 and $0.2 million is reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2018 and 2017, respectively.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation.  A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2018 and 2017.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereafter.  The Company filed a motion to dismiss all claims, which motion was fully briefed on November 27, 2017. The Court granted the Company’s motion in full on May 3, 2018 and dismissed the lawsuit. The Eighth Circuit reversed the decision of the District Court and remanded the case back to the District Court on March 1, 2019.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000. We are currently in discussions with Bio-Rad to reach payment conditions. A liability of less than $0.1 million has been recorded in accounts payable within the accompanying consolidated balance sheet at December 31, 2018 and 2017.  On April 2, 2019, the Superior Court issued a subpoena commanding the Company to appear before the Superior Court on May 13, 2019. The Company paid Bio-Rad approximately $39,000 on April 11, 2019.

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

The Company recorded a deferred tax liability of $0.3 million as of December 31, 2017, related to the acquisition of the IPR&D. This deferred tax liability was recorded to account for the book versus tax basis difference related to the IPR&D intangible asset, which was recorded in connection with the Merger. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. As such, this deferred tax liability cannot be used to offset the valuation allowance. As of December 31, 2018, the deferred tax liability was less than $0.1 million and during 2018 the Company recorded a tax benefit of approximately $0.3 million.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate primarily to its net operating loss carryforwards and stock based compensation, offset by property and equipment and intangible assets. With the exception of the IPR&D, the Company has recorded a full valuation allowance to offset the net deferred tax assets, because it is not more likely than not that the Company will realize future benefits associated with these net deferred tax assets at December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Company had net deferred tax assets of $8.7 million and $1.5 million, respectively, against which a valuation allowance of $8.8 million and $1.8 million, respectively, had been recorded. The valuation allowance excluded the deferred tax liability for IPR&D assigned as an indefinite life intangible asset for book purposes, also known as a “naked credit” in the amount of $0.1 million at December 31, 2018. The change in the valuation allowance for the year ended December 31, 2018 was an increase of $7.0 million. The increase in the valuation allowance for the year ended December 31, 2018 was mainly attributable to the reverse merger with Transgenomic, for which the Company obtained Transgenomic’s net operating losses, which were limited under the Internal Revenue Code Section 382. In addition, the increase was offset due to the recognition of deferred tax liabilities associated with the book versus tax basis difference of intangible assets purchased. There was also an offsetting decrease attributable to a decrease in the corporate tax rate. Significant components of the Company’s deferred tax assets at December 31, 2018 and 2017 are as follows:

	Dollars in Thousands
	2018	2017
Deferred tax assets:
Net operating loss and credit carryforwards	$10,202	$5,907
Accrued interest	—	2
Stock-based compensation	192	61
Other	426	22
Gross deferred tax assets	10,820	5,992
Deferred tax liabilities:
Property and equipment	42	(32)
Intangible assets (1)	(2,084)	(1,809)
IPR&D intangible assets	(70)	(349)
Other	—	—
Gross deferred tax liabilities (1)	(2,112)	(2,190)
Net deferred tax assets	8,708	3,802
Less valuation allowance (1)	(8,778)	(4,151)
Net deferred liability	$(70)	$(349)

(1)

For the year ended December 31, 2017 amounts are presented as revised for an immaterial error correction to the prior period presentation of $2.3 million, for the recognition of a deferred tax asset related to goodwill and intangible assets associated with the Merger, and corresponding valuation allowance.  There was no impact to net loss, total assets or total liabilities and stockholders’ equity.

The Company’s provision for income taxes for the year ended December 31, 2018 and December 31, 2017 relates to income taxes in states and other jurisdictions and differs from the amounts determined by applying the statutory federal income tax rate to the loss before income taxes for the following reasons:

	Dollars in Thousands
	2018	2017
Benefit at federal rate	$(3,354)	$(4,426)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(633)	(101)
Miscellaneous permanent differences	—	4
Warrant liability revaluation	(479)	81
Capitalized transaction cost	—	958
Impairment of goodwill	1,170	363
Enactment of Tax Cuts and Jobs Act	—	1,041
Other	14	—
Change in valuation allowance	3,003	2,429
Total income tax (benefit) expense	$(279)	$349

The income tax expense consists of the following at December 31, 2018 and 2017.

	Dollars in Thousands
	2018	2017
Federal:
Current	$—	$—
Deferred	(279)	349
Total Federal	$(279)	$349
State:
Current	$—	$—
Deferred	—	—
Total State	$—	$—
Foreign:
Current	$—	$—
Deferred	—	—
Total Foreign	$—	$—
Total Tax Provision	$(279)	$349

The Company had approximately $39 million and $28 million of available gross federal and state net operating loss (“NOL”) carryforwards as of December 31, 2018 and 2017, respectively. Beginning in 2018, under the Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year. Included in the total NOLs for 2018 are $10 million of federal losses that fall under these new rules. Section 382 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company reduced its tax attributes (NOLs and tax credits) obtained from the Merger with Transgenomic and the limitation placed on the utilization of its tax attributes, as a substantial portion of the NOLs and tax credits generated prior to the Merger will likely expire unused.

At December 31, 2018 and 2017, and as a result of the limitations under Section 382 of the Internal Revenue Code, the Company had a total of unused federal tax net operating loss carryforwards with expiration dates as follows:

	Dollars in Thousands
	2018	2017
2036	$—	$17,781
2037	—	10,284
Unlimited life	9,984	—
Total Federal	$9,984	$28,065

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

11.  STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance. On December 20, 2018, the Company’s shareholders approved the proposal to authorize the Company’s Board of Directors to, in its discretion, to amend the Company’s Third Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares.

In connection with the Merger, the Company effected a 1‑for‑30 reverse stock split of its common stock. This reverse stock split became effective on June 13, 2017 and, unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split. Additionally, as a result of the Merger, the Company has recapitalized its stock. All historical preferred stock, common stock, restricted units, warrants and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Merger exchange ratio. Pursuant to the Merger Agreement, each outstanding unit of Precipio Diagnostics was exchanged for 10.2502 pre-reverse stock split shares of the Company’s common stock.

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

As part of the Merger, Precipio Diagnostics also received 200,081 shares of Precipio common stock that have not been issued yet. These shares were originally held for future issuance to advisors pending completion of certain performance obligations, however, these obligations were not met. The shares remain with Precipio Diagnostics LLC as part of the unissued pool. For any shares that remain unissued, it is the intent of the Company to allocate these to Precipio Diagnostics shareholders on a pro rata basis.

Upon completion of the Merger, Transgenomic legacy stockholders had 1,255,119 shares of Precipio common stock outstanding.

Upon the closing of the August 2017 Offering, the Company issued 359,999 shares of its common stock upon conversion of $900,000 of its 2017 New Bridge Notes (See Note 7 - Convertible Notes) and 1,735,419 shares of its common stock upon conversion of its Series A Senior stock (see below - Series A Senior Preferred Stock).

Also, during the year ended December 31, 2017, the Company issued 1,550,485 shares of its common stock in connection with conversions of its Series B Preferred Stock (see below - Series B Preferred Stock) and 142,857 shares of its common stock in connection with conversions of its Series C Preferred Stock (see below - Series C Preferred Stock)

On February 12, 2018, the Company issued 1,814,754 shares of its common stock in exchange for approximately $1.9 million of debt obligations. The $1.9 million in obligations was included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2017. See Note 8 – Accrued Expenses And Other Current Liabilities. The transaction for the Secured Debt Obligations exchanged for Settlement Common Shares was treated as an obligation to issue shares and represented a fixed dollar liability, in the amount of $1.9 million, being settled with a variable number of shares that equal the fixed dollar amount. Accordingly, the Company recorded a liability on the Settlement Agreement date equal to the fair value of the shares issued in February 2018.

During the year ended December 31, 2018, the Company issued 3,120,000 shares of its common stock in connection with conversions of its Series B Preferred Stock and 3,345,334 shares of its common stock in connection with conversions of its Series C Preferred Stock. Aside from 60,000 shares of common stock issued in connection with conversions of its Series C Preferred Stock, all of the shares of common stock issued for the year ended December 31, 2018 in connection with conversions of its Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”) were issued after the Company induced the holders of its Preferred Stock to convert their shares of Preferred Stock to shares of the company’s common stock (see below - Preferred Stock induced conversions).

During the year ended December 31, 2018, the Company issued 3,787,300 shares of its common stock in connection with the exercise of 3,787,300 warrants. The warrant exercises resulted in net cash proceeds to the Company of approximately $1.3 million during the year ended December 31, 2018.

Also during the year ended December 31, 2018, the Company issued 5,773,439 in connection with the conversion of convertible notes. See Note 7 – Convertible Notes.

2018 Purchase Agreement

On February 8, 2018 the Company entered into an equity purchase agreement (the “2018 Purchase Agreement”) with Leviston Resources LLC (“Leviston”) for the purchase of up to $8,000,000 (the “Aggregate Amount”) of shares of the Company’s common stock from time to time, at the Company’s option. Shares offered and sold prior to February 13, 2018 were issued pursuant to the Company’s shelf registration statement on Form S-3 (and the related prospectus) that the Company filed with the Securities and Exchange Commission (the “SEC”) and which was declared effective by the SEC on February 13, 2015 (the “Shelf Registration Statement”).

Leviston purchased 721,153 shares (the “Investor Shares”) of the Company’s common stock following the close of business on February 9, 2018, subject to customary closing conditions, at a price per share of $1.04 for approximately $750,000. The shares were sold pursuant to the Shelf Registration Statement. The Company incurred approximately $132,000 in costs which have been treated as issuance costs within additional paid-in capital in the accompanying consolidated balance sheet. In consideration of Leviston’s agreement to enter into the 2018 Purchase Agreement, the Company agreed to pay to Leviston a commitment fee in shares of the Company’s common stock equal in value to 5.25% of the total Aggregate Amount (the “Leviston Commitment Shares”), payable in three installments upon achieving certain milestones. The first installment of 1.75% was due on or before February 12, 2018 and this amount, of $140,000, was paid to Leviston through the issuance of 170,711 shares of the Company’s common stock on February 12, 2018.

As required by the terms of the 2018 Purchase Agreement, the Company timely filed an S-1 on April 16, 2018.  The S-1 Registration Statement was not declared effective by the SEC and on August 10, 2018 the Company filed a withdrawal request with the SEC. No securities had been issued or sold under this Registration Statement. The Company determined not to proceed with the offering as the Company sought to re-negotiate the terms of the equity purchase agreement in order to comply with the requirements of the SEC pursuant to a letter from the SEC dated August 7, 2018.

In accordance with the terms of the 2018 Purchase Agreement, the Company provided Leviston with a price protection against their initial investment of Investor Shares at the $1.04 price and the commitment fee at a price of $0.82.  The provision states that until the effective date of a registration statement, on the occasion the Company sells, or agrees in writing to issue any common stock or common stock equivalents and any of the terms and conditions appurtenant to such issuance or sale are more favorable to the new investors than are the terms and conditions granted to Leviston for less than the purchase price at any time, the Company shall amend the terms of the 2018 Purchase Agreement so as to give Leviston the benefit of such more favorable terms or conditions. Due to the Company entering into the 2018 Note Agreement and accepting the exercise of warrants outstanding at a conversion price of $0.30, the Company was required to reprice the initial investment and the commitment fee at $0.30. As such, at the triggering date of April 20, 2018, the total number of shares that the Company is required to issue to Leviston in relation to the repricing of their initial investment and commitment fee is approximately 3.0 million shares of which 0.9 million were issued at the time of the 2018 Purchase Agreement.

In addition, within the price protection provision, if the Company issues any warrants in connection with issuances, sales or an agreement in writing to issue common stock or common stock equivalents by the Company, Leviston will have the right to receive a proportionate amount of such warrants, cash or shares, at Leviston’s sole election, valued using the Black Scholes formula. As a result of 2018 Note Agreement and the April 2018 Warrants issued, the Company was required to provide Leviston with a proportionate and equivalent coverage in the form of warrants, stock or cash in the amount of approximately $460,000.  As Leviston has the ability to elect the form of compensation, the Company has recorded the $460,000 as a liability within the other current liabilities line of the accompanying consolidated balance sheet and has recorded a corresponding dividend.

As of December 31, 2018, the Company had a total of $0.7 million in accruals (see Note 8 – Accrued Expenses and Other Current Liabilities) for potential obligations to Leviston, but had not issued any additional shares or made any payments to Leviston.  On January 29, 2019, the Company entered into a settlement agreement (the “Leviston Settlement”) with Leviston pursuant to which the Company issued to Leviston a convertible note in the amount of $0.7 million (the “Note”) in full satisfaction of all obligations owed to Leviston. See Note 15 – Subsequent Events for further details of the Note.

LP Purchase Agreement

On September 7, 2018, the Company entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. Pursuant to the terms of the LP Purchase Agreement, on the agreement date, the Company issued 600,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP Commitment Shares”). Also on September 7, 2018, the Company entered into a registration rights agreement with Lincoln Park (the “LP Registration Rights Agreement”), pursuant to which on September 14, 2018, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 7,000,000 shares of common stock, which includes the LP Commitment Shares, that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on September 28, 2018.

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

Under applicable rules of The Nasdaq Capital Market, in no event may the Company issue or sell to Lincoln Park under the LP Purchase Agreement more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the LP Purchase Agreement (which is 4,628,859 shares based on 23,155,872 shares outstanding immediately prior to the execution of the LP Purchase Agreement), which limitation the Company refers to as the Exchange Cap, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the

Exchange Cap or (ii) the average price of all applicable sales of the Company’s common stock to Lincoln Park under the LP Purchase Agreement equals or exceeds $0.47 (which represents the closing consolidated bid price of the Company’s common stock on September 7, 2018, plus an incremental amount to account for the issuance of the LP Commitment Shares to Lincoln Park), such that issuances and sales of the Company’s common stock to Lincoln Park under the LP Purchase Agreement would be exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the LP Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the LP Purchase Agreement if such issuance or sale would breach any applicable Nasdaq rules.

The LP Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company’s common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 13d-3 thereunder, which limitation the Company refers to as the Beneficial Ownership Cap as defined in the LP Agreement.

During the year ended December 31, 2018, 4,928,859 shares of the Company’s common stock were sold pursuant to the LP Purchase agreement for total proceeds of approximately $1.4 million.

Preferred Stock

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

The Series A Senior stock was entitled to an annual 8% cumulative payment in lieu of interest or dividends, payable in-kind for the first two years and in cash or in-kind thereafter, at the option of the Company. The Series A Senior stock also was entitled to share in any dividends paid on the Company's common stock.

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

We determined that there was a beneficial conversion feature in connection with the issuances of the Series A Senior stock since the conversion price of $3.736329 was at a discount to the fair market value of the Company's common stock at issuance date. The Series A Senior stock is non-redeemable and as a result, the Company recognized the full beneficial conversion feature in the amount of $5.2 million as a deemed dividend (“Deemed Dividend i”) at the time of issuance.

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

At the date of the Conversion, the fair value of the Series A Conversion Warrants was approximately $1.4 million. The Company determined that the $1.4 million represented the excess fair value of all consideration transferred to the Series A Senior holders as compared to the fair value of the Series A Senior stock pursuant to its original conversion terms. The $1.4 million was recorded as a deemed dividend (“Deemed Dividend ii”) at the time of the Conversion.

The Series A Preferred Payment of 22,518 shares of Series A Senior stock had a fair value of approximately $84,000 at the time of issuance and was recorded as a deemed dividend on preferred shares (Preferred dividends in our consolidated statement of operations).

At December 31, 2017, the Company had designated, issued and outstanding shares of Series A Senior in the amount of 4,100,000,  1,712,901 and zero, respectively.  There are 4,100,000 shares designated and no shares issued and outstanding at December 31, 2018.

Series B Preferred Stock

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

For purposes of recording this transaction, the gross proceeds of $6.0 million from the August 2017 Offering were allocated to the Series B Preferred Stock and the August 2017 Offering Warrants based on their relative fair values at the date of issuance. The portion allocated to the Series B Preferred stock was $3.1 million with the remaining $2.9 million allocated to the August 2017 Offering Warrants. As a result of the allocation of the proceeds, we determined that there was a beneficial conversion feature in connection with the issuance of the Series B Preferred Stock since the calculated effective conversion price was at a discount to the fair market value of the Company's common stock at issuance date. The Company recognized the full beneficial conversion feature in the amount of $2.3 million as a deemed dividend (“Deemed Dividend iii”) at time of issuance.

The conversion price of the Series B Preferred Stock contains a down round feature. As discussed in Note 2 of the accompanying consolidated financial statements, the Company early adopted ASU 2017‑11, which allowed the Company to treat the preferred stock as equity classified, despite the down round provision. The Company will recognize the effect of the down round feature when it is triggered.  At that time, the effect would be treated as a deemed dividend and as a reduction of income available to common shareholders in our basic earnings per share calculation.

In November 2017, the down round feature of the Series B Preferred Stock was triggered at the time of the Company’s issuance of its Series C Preferred Stock and, as a result, the conversion price of the Series B Preferred Stock was reduced from $2.50 per share to $1.40 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $2.0 million which was recognized as a deemed dividend (Deemed Dividend iv”) at time of the down round adjustment.

The 2018 Purchase Agreement triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from the reduced $1.40 per share price, related to the 2017 Series C issuance, to $1.04 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $1.4 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend A”).

The 2018 Inducement Agreement, discussed below, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $1.04 per share to $0.75 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $40,000 which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend B”).

The 2018 Note Agreement, see Note 7 – Convertible Notes, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $0.75 per share to $0.30 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.2 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend C”).

On November 29, 2018, the Amendment Agreement triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $0.30 per share to $0.15 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.3 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend D”).

During the year ended December 31, 2018,  2,340 shares of Series B Preferred Stock that were outstanding at December 31, 2017, were converted into 3,120,000 shares of our common stock. During the year ended December 31, 2017, 3,613 shares of Series B Preferred Stock were converted into 1,550,485 shares of our common stock.

At December 31, 2018 and 2017, the Company had 6,900 shares of Series B designated and issued and 47 shares and 2,387 shares, respectively of Series B  outstanding.

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

For purposes of recording this transaction, the gross proceeds of $2.8 million from the Series C Preferred Offering were allocated to the Series C Preferred Stock and the Series C Warrants based on their relative fair values at the date of issuance. The portion allocated to the Series C Preferred stock was $1.5 million with the remaining $1.3 million allocated to the Series C Warrants. As a result of the allocation of the proceeds, we determined that there was a beneficial conversion feature in connection with the issuance of the Series C Preferred Stock since the calculated effective conversion price was at a discount to the fair market value of the Company's common stock at issuance date. The Company recognized the full beneficial conversion feature in the amount of $1.2 million as a deemed dividend (“Deemed Dividend v”) at time of issuance.

The Series C Preferred Offering required the Company to adjust downward the exercise and conversion prices of various warrants and Series B Preferred Stock that were outstanding at the time of the closing of the Series C Preferred Offering due to the down round provisions contained in certain of the Company's warrants and Series B Preferred Stock.

The conversion price of the Series C Preferred Stock contains a down round feature. The 2018 Purchase Agreement triggered the down round feature of the Series C Preferred Stock and, as a result, the conversion price of the Company’s Series C Convertible Preferred Stock was automatically adjusted from $1.40 per share to $1.04 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.8 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend E”). There were no further adjustments to the conversion price of the Series C Preferred stock because all of the Series C Preferred Stock had been converted by March 31, 2018.

During the year ended December 31, 2018,  2,548 shares of Series C Preferred Stock were converted into 3,345,334 shares of our common stock. At  December 31, 2018, the Company had 2,748 shares of Series C designated and issued and zero shares of Series C outstanding. During the year ended December 31, 2017, 200 shares of Series C Preferred Stock were converted into 142,857 shares of our common stock. At December 31, 2017, the Company had designated, issued and outstanding shares of Series C in the amount of 2,748,  2,748 and 2,548, respectively.

Liquidation Preferences

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

Preferred Stock induced conversions

On March 21, 2018, the Company entered into a letter agreement (the “2018 Inducement Agreement”) with certain holders of shares of the Company’s Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock, issued in the Company’s public offering in August 2017 and registered direct offering in November 2017. Pursuant to the 2018 Inducement Agreement, the Company and the Investors agreed that, as a result of the issuance of shares of common stock pursuant to that Purchase Agreement, dated February 8, 2018, by and between the Company and the investor named therein, and effective as of the time of execution of the 2018 Inducement Agreement, the exercise price of the Warrants was reduced to $0.75 per share (the “Exercise Price Reduction”) and the conversion price of the Preferred Stock was reduced to $0.75 (the “Conversion Price Reduction”). As consideration for the Company’s agreement to the Exercise Price Reduction and the Conversion Price Reduction, (i) each Investor agreed to convert the shares of Preferred Stock held by such Investor into shares of Common Stock in increments of up to 4.99% of the shares of Common Stock outstanding as of the date of the 2018 Inducement Agreement and (ii) one Investor agreed to exercise 666,666 Warrants and another Investor agreed to exercise 500,000 Warrants in increments of up to 4.99% of the shares of common stock outstanding as of the date of the 2018 Inducement Agreement, in each case in accordance with the beneficial ownership limitations set forth in the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock and the Warrants. As discussed above, as of December 31, 2018, all shares of Preferred Stock, except 47 shares of Series B Preferred Stock, were converted to shares of our common stock pursuant to the terms of the 2018 Inducement Agreement and 300,000 Warrants were exercised at the $0.75 exercise price.

The 2018 Inducement Agreement represented an inducement by the Company to convert shares of the Preferred Stock. The conversion price of the Preferred Stock was reduced from $1.04 per share to $0.75 per share and the exercise price of the Warrants was reduced from $1.04 per share to $0.75 per share. The Company calculated the fair value of the additional securities and consideration to be approximately $1.2 million (“Deemed Dividend F”). This amount was recorded as a charge to additional paid-in-capital and as a deemed dividend resulting in a reduction of income available to common shareholders in our basic earnings per share calculation. The $1.2 million is comprised of two components: 1) $1.1 million related to the fair value of the additional common shares issued upon conversion of the Preferred Stock due to the reduced conversion price and 2) $0.1 million in incremental fair value of the Warrants resulting from the reduction of the exercise price.

Common Stock Warrants.

Prior to the Merger, the Company issued warrants to purchase 8,542 Series A Preferred shares of the Company, which were classified as an equity warrant, at an exercise price of $2.93 per unit, subject to adjustments as defined in the warrant agreement. The warrants were valued at $6,000 at the date of the grant utilizing the Black-Sholes model (volatility 40%, expected life 7 years, and risk free rate .36%). The value of the warrants was treated as a debt discount. At the Merger date, the warrants were exercised for $25,000 and then converted into shares of Precipio common stock.

In connection with the Webster Bank agreement (pre-merger), the Company issued 7 years warrants to purchase 20,000 Series B Preferred shares of the Company. At the Merger date, Webster Bank declined to exercise their warrants and, per the terms of the warrant agreement, the warrants were retired.

The following represents a summary of the warrants outstanding as of December 31, 2018:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants Assumed in Merger
(1)	2014	April 2020	12,487	$120.00
(2)	2015	February 2020	23,826	$67.20
(3)	2015	December 2020	4,081	$49.80
(4)	2016	January 2021	8,952	$36.30

Warrants
(5)	2017	June 2022	38,100	$2.75
(5)	2017	June 2022	7,500	$0.50
(6)	2017	June 2022	91,429	$7.00
(7)	2017	August 2022	480,000	$0.15
(8)	2017	August 2022	60,000	$3.125
(9)	2017	August 2022	719,929	$10.00
(9)	2017	August 2022	136,517	$0.50
(10)	2017	August 2022	249,972	$0.15
(10)	2017	August 2022	110,027	$0.15
(11)	2017	October 2022	10,000	$0.15
(12)	2017	May 2023	375,557	$0.15
(13)	2018	October 2022	108,112	$7.50
(14)	2018	April 2019	1,824,176	$0.50
(14)	2018	April 2023	1,824,176	$0.50
(15)	2018	October 2022	232,000	$0.75
(16)	2018	July 2019	382,526	$0.50
(16)	2018	July 2023	382,526	$0.50
(16)	2018	August 2019	545,000	$0.50
(16)	2018	August 2023	545,000	$0.50
(16)	2018	September 2019	545,002	$0.50
(16)	2018	September 2023	545,001	$0.50
(17)	2018	November 2023	2,084,126	$0.36
(17)	2018	December 2023	2,417,586	$0.36
			13,763,608

(1)	These warrants were issued in connection with a private placement which was completed in October 2014.
(2)	These warrants were issued in connection with an offering which was completed in February 2015.
(3)	These warrants were issued in connection with an offering which was completed in July 2015.
(4)

These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of December 31, 2018, 5,368 warrants are recorded as liability, See Note 12 – Fair Value for further discussion, and 3,584 warrants are treated as equity.

(5)	These warrants were issued in connection with the Merger and are the 2017 New Bridge Warrants.
(6)	These warrants were issued in connection with the Merger and are considered the Side Warrants.
(7)	These warrants were issued in connection with the August 2017 Offering and are the August 2017 Offering Warrants discussed below.
(8)	These warrants were issued in connection with the August 2017 Offering and are the Representative Warrants discussed below.
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
(11)

These warrants were issued in connection with a waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.

(12)	These warrants were issued in connection with the Series C Preferred Offering and are the Series C Warrants discussed below.
(13)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.
(14)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.
(15)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.
(16)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.
(17)	These warrants were issued in connection with the 2018 Note Agreement, and subsequent Amendment Agreement, and are the Q4 2018 Warrants discussed below.

Warrants Assumed in Merger

At the time of the Merger, Transgenomic had a number of outstanding warrants related to various financing transactions that occurred between 2013‑2016. Details related to year issued, expiration date, amount of underlying common shares and exercise price are included in the table above.

2017 New Bridge Warrants

During 2017, prior to the Merger, Transgenomic completed the sale of the 2017 Bridge Notes in the amount of $1.2 million and the issuance of the 2017 Bridge Warrants to acquire 40,000 shares of the Company's common stock at an exercise price of $15.00 per share, subject to anti-dilution protection. Aegis acted as placement agent for the bridge financing and received Aegis Warrants to acquire 5,600 shares of Transgenomic common stock at an exercise price of $15.00 per share. The Aegis Warrants are identical to the 2017 Bridge Warrants except that the Aegis Warrants do not have anti-dilution protection.

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

At issuance, the 2017 New Bridge Warrants had a fair value of $211,000 and were recorded as a debt discount to the related 2017 New Bridge Notes I, with the corresponding entry to additional paid in capital as the warrants were considered classified as equity in accordance with GAAP. At the time the exercise price was adjusted, due to the down round provision triggered by the August 2017 Offering, the Company calculated the fair value of the down round provision on the warrants to be approximately $12,000 and recorded this as deemed dividend (“Deemed Dividend vi”).

Side Warrants

The Company issued warrants to purchase an aggregate of 91,429 shares of the Company’s common stock at an exercise price of $7.00 per share (subject to adjustment). The warrants (“Side Warrants”) have a term of 5 years and are exercisable as to 22,857 shares of the Company’s common stock upon grant and as to 68,572 shares of the Company’s common stock upon certain performance obligations. All performance obligations have been met and  the Company recorded merger advisory expense of $487,000 related to the Side Warrants during 2017.

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

As a result of the Series C Preferred Offering, the exercise price of the August 2017 Offering Warrants was adjusted to $1.40 per share. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $211,000 and recorded this as a deemed dividend (Deemed Dividend vii”) during 2017.

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the August 2017 Offering Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $62,000 and recorded this as a deemed dividend (“Deemed Dividend G”) during 2018. In addition, as a result of the 2018 Inducement Agreement, the exercise price of the August 2017 Offering Warrants was further adjusted to $0.75 as a result of the Exercise Price Reduction discussed above.

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the August 2017 Offering Warrants was adjusted to $0.30. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $63,000 and recorded this as a deemed dividend (“Deemed Dividend H”).

In November 2018, as a result of the Amendment Agreement, the exercise price of the August 2017 Offering Warrants was adjusted to $0.15. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $5,000 and recorded this as a deemed dividend (“Deemed Dividend I”).

There were 2,200,000 August 2017 Offering Warrants exercised during the year ended December 31, 2018 for proceeds to the Company of approximately $795,000. During the year ended December 31, 2018, the intrinsic value of the August 2017 Offering Warrants exercised was approximately $420,000.

Representative Warrants

In accordance with the underwriting agreement for the August 2017 Offering, the underwriter purchased 60,000 warrants, with an exercise price of $3.125, for an aggregate price of $100. These warrants (“Representative Warrants”) are exercisable beginning one year after the date of the prospectus for the August 2017 Offering and expiring on a date which is no more than five years from the date of the prospectus for the August 2017 Offering. The fair value of the warrants at date of issuance of approximately $113,000 was treated as a stock issuance cost and recorded as a reduction to additional paid in capital.

Series A Conversion Warrants

The Company issued Series A Conversion Warrants to purchase an aggregate of 856,446 shares of the Company’s common stock at an exercise price of $10.00 per share, which have a term of 5 years.  At the time of issuance, the Series A Conversion Warrants had a fair value of $1.4 million and, as discussed in the Series A Senior Preferred Stock section above, these were issued and recorded as deemed dividends.

Note Conversion Warrants

Upon the closing of the August 2017 Offering, $900,000 of the Company’s 2017 New Bridge Notes were converted into an aggregate of 359,999 shares of the Company's common stock and the Company issued 359,999 warrants to purchase the Company's common stock (the “Note Conversion Warrants”). The Note Conversion Warrants have an exercise price of $3.00 per share,  a  five year term and contain a down round provision. The conversion of the Company's 2017 New Bridge Notes was treated as an induced conversion and at the date of the conversion the Company recorded an expense of approximately $1.0 million which is included in loss on extinguishment of debt and induced conversion of convertible bridge notes in our consolidated statements of operations in 2017.

As a result of the Series C Preferred Offering in 2017, the exercise price of the Note Conversion Warrants was adjusted to $1.40 per share. During 2017, the Company calculated the fair value of the down round provision on the warrants to be approximately $28,000 and recorded this as a deemed dividend (“Deemed Dividend viii”).

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the Note Conversion Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $8,000 and recorded this as a deemed dividend (“Deemed Dividend J”). In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Note Conversion Warrants was further adjusted to $0.75. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $5,000 and recorded this as a deemed dividend (“Deemed Dividend K”).

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Note Conversion Warrants was adjusted to $0.30. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $10,000 and recorded this as a deemed dividend (“Deemed Dividend L”).

In November 2018, as a result of the Amendment Agreement, the exercise price of the Note Conversion Warrants was adjusted to $0.15. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $4,000 and recorded this as a deemed dividend (“Deemed Dividend M”).

Convertible Promissory Note Warrants

The Company issued warrants on October 3, 2017 to purchase 10,000 shares of the Company’s common stock (“Convertible Promissory Note Warrants”).  They have an exercise price of $3.00 per share, contain a down round provision, were exercisable immediately and expire 5 years from date of issuance. The fair value of the warrants at date of issuance of approximately $15,000 was recorded as interest expense and included in the consolidated statements of operations during 2017.

As a result of the Series C Preferred Offering, the exercise price of the Convertible Promissory Note Warrants was adjusted to $1.40 per share. During 2017, the Company calculated the fair value of the down round provision on the warrants to be approximately $1,000 and recorded this as a deemed dividend (“Deemed Dividend ix”).

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the Convertible Promissory Note Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend N”). In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Convertible Promissory Note Warrants was further adjusted to $0.75. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend O”).

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Convertible Promissory Note Warrants was adjusted to $0.30. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend P”).

 In November 2018, as a result of the Amendment Agreement, the exercise price of the Convertible Promissory Note Warrants was adjusted to $0.15. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend Q”).

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

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the Series C Warrants was adjusted to $1.04. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $58,000 and recorded this as a deemed dividend (“Deemed Dividend R”). In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Series C Warrants was further adjusted to $0.75 as a result of the Exercise Price Reduction discussed above.

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Series C Warrants was adjusted to $0.30. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $45,000 and recorded this as a deemed dividend (“Deemed Dividend S”).

In November 2018, as a result of the Amendment Agreement, the exercise price of the Series C Warrants was adjusted to $0.15. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $4,000 and recorded this as a deemed dividend (“Deemed Dividend T”).

There were 1,587,300 Series C Warrants exercised during the year ended December 31, 2018 for proceeds to the Company of approximately $476,000. During the year ended December 31, 2018, the intrinsic value of the Series C Warrants exercised was approximately $294,000.

Creditor Warrants

In the fourth quarter of 2017, the Company entered into Settlement Agreements with certain of its accounts payable and accrued liability vendors (the “Creditors”) pursuant to which the Company agreed to issue, to certain of its Creditors, warrants to purchase 108,112 shares of the Company’s common stock at an exercise price of $7.50 per share. The warrants were issued in February 2018. See Note 6 – Long-Term Debt.

April 2018 Warrants

In connection with the issuance of the April 2018 Bridge Notes, the Company issued 3,648,352 warrants at an exercise price of $0.75 at time of issuance. In September 2018, the exercise price was amended to $0.50. Half of these April 2018 Warrants have a five-year term and half have a one-year term. At the time of issuance, as discussed in Note 7 - Convertible Notes, the April 2018 Warrants had a fair value of approximately $1.1 million and were recorded as a liability with an offset to debt discount.

Advisor Warrants

At the time of the 2018 Note Agreement, the Company issued 232,000 warrants with an exercise price of $0.75 to a financial advisor. At the time of issuance, as discussed in Note 7 - Convertible Notes, the Advisor Warrants had a fair value of approximately $0.1 million and were recorded as a liability with an offset to debt discount.

Q3 2018 Warrants

In connection with the issuance of the Q3 2018 Bridge Notes, the Company issued 2,945,055 warrants with an exercise price of $0.75 at time of issuance. Half of these Q3 2018 Warrants have a five-year term and half have a one-year term. At the time of issuance, as discussed in Note 7 - Convertible Notes, the Q3 2018 Warrants had a fair value of approximately $0.7 million and were recorded as a liability with an offset to debt discount. In September 2018, the exercise price was modified to $0.50. The Company calculated the change in fair value due to repricing to be an expense of approximately $0.1 million which is included in warrant revaluation and modification in the consolidated statements of operations.

Q4 2018 Warrants

In connection with the issuance of the Q4 2018 Bridge Notes, the Company issued 4,501,712 warrants with an exercise price of $0.36 at time of issuance and a five-year term. At the time of issuance, as discussed in Note 7 - Convertible Notes, the Q4 2018 Warrants had a fair value of approximately $0.7 million and were recorded as a liability with an offset to debt discount.

Deemed Dividends

As discussed above, certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. See Note 2 – Summary of Significant Accounting Policies and ASU 2017-11 for further discussion.

The following represents a summary of the dividends recorded for the year ended December 31, 2018 and 2017:

Amount Recorded
Deemed Dividends	(in thousands)

Dividends resulting from the 2018 Purchase Agreement
Deemed Dividend A	$1,358
Deemed Dividend E	829
Deemed Dividend G	62
Deemed Dividend J	8
Deemed Dividend N	*
Deemed Dividend R	58

Dividends resulting from the 2018 Inducement Agreement
Deemed Dividend B	40
Deemed Dividend F	1,154
Deemed Dividend K	5
Deemed Dividend O	*

Dividends resulting from the 2018 Note Agreement
Deemed Dividend C	216
Deemed Dividend H	63
Deemed Dividend L	10
Deemed Dividend P	*
Deemed Dividend S	45

Dividends resulting from the Amendment Agreement
Deemed Dividend D	361
Deemed Dividend I	5
Deemed Dividend M	4
Deemed Dividend Q	*
Deemed Dividend T	4

Total 2018 Deemed Dividends	$4,222

Dividends resulting from the Series A Senior stock issuance
Deemed Dividend i	$5,248

Dividends resulting from the August 2017 Offering
Deemed Dividend ii	1,367
Deemed Dividend iii	2,385
Deemed Dividend vi	12

Dividends resulting from the Series C Preferred Offering
Deemed Dividend iv	1,968
Deemed Dividend v	1,211
Deemed Dividend vii	211
Deemed Dividend viii	28
Deemed Dividend ix	1

Total 2017 Deemed Dividends	$12,431

* Represents less than one thousand dollars

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

2016 Warrant Liability

The Company assumed the 2016 Warrant Liability in the Merger and it represents the fair value of Transgenomic warrants issued in January 2016, of which, 5,368 warrants remain outstanding as of December 31, 2018.

In March 2018, a portion of the 2016 Warrant Liability was part of a settlement agreement pursuant to a lawsuit that was filed against the Company by one of the warrant holders. As such, approximately $0.4 million of the warrant liability, representing 20,216 warrants, was canceled on the date of the settlement agreement and replaced by amounts now recorded as other current liabilities. For further detail, see discussion of the Crede Agreement in Note 8 – Accrued Expenses and Other Current Liabilities.

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of December 31, 2018, assumptions and inputs used in the valuation of the common stock warrants include: remaining life to maturity of two years; annual volatility of 176%; and a risk-free interest rate of 2.48%.

2018 Warrant Liabilities

In April 2018, the Company issued 3,648,352 of April 2018 Warrants and 232,000 of Advisor Warrants. In the third quarter of 2018, the Company issued 2,945,055 of Q3 2018 Warrants and in the fourth quarter of 2018, the Company issued 4,501,712 of Q4 2018 Warrants. All of these warrants issuances were classified as warrant liabilities (the “2018 Warrant Liabilities”).  See Note 7 - Convertible Notes for further discussion of each warrant.

The 2018 Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of December 31, 2018, assumptions used in the valuation of the 2018 Warrant Liabilities include: remaining life to maturity of 0.30 to 5.0 years; annual volatility of 85% to 162%; and risk free rate of 2.45% to 2.63%.

During the year ended December 31, 2018, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Year Ended December 31, 2018
	2016 Warrant	2018 Warrant	Total Warrant
	Liability	Liabilities	Liabilities
Beginning balance at January 1	$841	$–	$841
Additions:	–	2,665	2,665
Total (gain) loss:
Revaluation recognized in earnings	(269)	(1,792)	(2,061)
Modification recognized in earnings	–	143	143
Deductions – warrant liability settlement	(456)	–	(456)
Balance at December 31	$116	$1,016	$1,132

Dollars in Thousands
Year Ended December 31, 2017
2016 Warrant
Liability
Beginning balance at January 1	$–
Additions:	615
Total (gain) loss:
Revaluation recognized in earnings	226
Balance at December 31	$841

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

Bridge Notes Redemption Feature

At the time of the Bridge Note issuances, the Company recorded derivative instruments as liabilities with an initial fair value of approximately $0.3 million. The valuations were performed using the “with and without” approach, whereby the Bridge Notes were valued both with the embedded derivative and without, and the difference in values was recorded as the derivative liability. In November 2018, the conversion price of the April 2018 Bridge Note and the Q3 2018 Bridge Note was amended. The amendment was treated as an extinguishment which resulted in less than $0.1 million of derivative liabilities being written off in November 2018. See Note 7 - Convertible Notes for further discussion.

Conversion Option

The Company recorded derivative liabilities related to the Conversion Option of the Exchange Notes issued during the year ended December 31, 2018 with an initial fair value of approximately $0.4 million. The valuations were performed using the Monte Carlo methodology. Approximately $0.3 million of Conversion Option derivative liabilities were written off due to Exchange Note conversions. See Note 7 - Convertible Notes for further discussion.

During the year ended December 31, 2018, the change in the fair value of the derivative liabilities were comprised of the following:

	Year Ended December 31, 2018
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$—	$—	$—
Additions:	269	383	652
Deductions:	—	(301)	(301)
Total (gain) loss:
Extinguishment recognized in earnings	(22)	—	(22)
Revaluation recognized in earnings	(217)	(50)	(267)
Balance at December 31	$30	$32	$62

13.  EQUITY INCENTIVE PLAN

The Company’s 2006 Equity Incentive Plan (the "2006 Plan") was terminated as to future awards on July 12, 2016. The Company’s 2017 Stock Option and Incentive Plan (the "2017 Plan") was adopted by the Company’s stockholders on June 5, 2017 and there were 666,666 shares of common stock reserved for issuance under the 2017 Plan. The 2017 Plan will expire on June 5, 2027.

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

Amendment of the 2017 Stock Option and Incentive Plan

On January 31, 2018, at a special meeting of the stockholders of the Company, the stockholders approved an amendment and restatement of the Company’s 2017 Stock Option and Incentive Plan (the “2017 Plan”) to:

•	increase the aggregate number of shares authorized for issuance under the 2017 Plan by 5,389,500 shares to 6,056,166 shares;
•

increase the maximum number of shares that may be granted in the form of stock options or stock appreciation rights to any one individual in any one calendar year and the maximum number of shares underlying any award intended to qualify as performance-based compensation to any one individual in any performance cycle, in each case to 1,000,000 shares of common stock; and

•

add an “evergreen” provision, pursuant to which the aggregate number of shares authorized for issuance under the 2017 Plan will be automatically increased each year beginning on January 1, 2019 by 5% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company’s Board of Directors or Compensation Committee

Stock Options.

During the year ended December 31, 2018, The Company granted stock options to employees and directors to purchase up to 3,365,488 shares of common stock at a weighted average exercise price of $0.70. These awards have vesting periods of three to four years and had a weighted average grant date fair value of $0.64. The fair value calculation of options granted during 2018 used the follow assumptions: risk free interest rates of 2.63% to 2.88%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 135% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the year ended December 31, 2018:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2018	236,484	$7.12
Granted	3,365,488	0.70
Forfeited	(228,541)	2.00
Outstanding at December 31, 2018	3,373,431	$1.06
Exercisable at December 31, 2018	356,019	$3.64

As of December 31, 2018, there were 2,618,963 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 9.1 years.

During the year ended December 31, 2017, there were 232,332 options granted with a weighted average exercise price of $1.85 and 20,448 options forfeited with a weighted average exercise price of $69.39.

During the years ended December 31, 2018 and 2017, we recorded compensation expense for all stock awards of $0.5 million and less than $0.1 million, respectively, within operating expense in the accompanying statements of operations.  As of December 31, 2018, the unrecognized compensation expense related to unvested stock awards was $1.9 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the years ended December 31, 2018 and 2017 was as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Year Ended December 31,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$50	$39	$—	$—	$50	$39
Medicare	1,000	569	—	—	1,000	569
Self-pay	138	103	—	—	138	103
Third party payers	960	500	—	—	960	500
Contract diagnostics	—	—	1,187	491	1,187	491
Revenues, net of contractual allowances	$2,148	$1,211	$1,187	$491	$3,335	$1,702

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer.  As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. As of December 31, 2018 and 2017, the deferred revenue was $49,000 and $66,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the year ended December 31, 2018 and 2017.

(dollars in thousands)	For the Year Ended December 31,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2018	2017	2018	2017	2018	2017
Medicaid	$86	$87	$(36)	$(48)	$50	$39
Medicare	1,019	546	(19)	23	1,000	569
Self-pay	138	131	—	(28)	138	103
Third party payers	2,358	1,310	(1,398)	(810)	960	500
Contract diagnostics	1,187	491	—	—	1,187	491
	4,788	2,565	(1,453)	(863)	3,335	1,702
Clinical research grants and other	113	331	—	—	113	331
	$4,901	$2,896	$(1,453)	$(863)	$3,448	$2,033

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales.  The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount.  Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts.  The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues.  The following table presents our reported revenues net of the collection allowance and adjustments for the year ended December 31, 2018 and 2017.

	For the Year Ended December 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2018	2017	2018	2017	2018	2017
Medicaid	$50	$39	$(50)	$(17)	$—	$22
Medicare	1,000	569	(150)	(182)	850	387
Self-pay	138	103	—	(31)	138	72
Third party payers	960	500	(384)	(85)	576	415
Contract diagnostics	1,187	491	—	—	1,187	491
	3,335	1,702	(584)	(315)	2,751	1,387
Clinical research grants and other	113	331	—	5	113	336
	$3,448	$2,033	$(584)	$(310)	$2,864	$1,723

Costs to Obtain or Fulfill a Customer Contract

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in operating expenses in the consolidated statements of operations.

Shipping and handling costs are comprised of inbound and outbound freight and associated labor. The Company accounts for shipping and handling activities related to contracts with customers as fulfillment costs which are included in cost of sales in the consolidated statements of operations.

Accounts Receivable

The Company has provided an allowance for potential credit losses, which has been determined based on management’s industry experience. The Company grants credit without collateral to its patients, most of who are insured under third party payer agreements.

The following summarizes the mix of receivables for the years ended December 31, 2018 and 2017:

	2018	2017
Medicaid	$82	$37
Medicare	633	256
Self-pay	108	53
Third party payers	1,382	1,066
Contract diagnostic services	193	445
Other	—	—
	$2,398	$1,857
Less allowance for doubtful accounts	(1,708)	(1,127)
Accounts receivable, net	$690	$730

The following table presents the roll-forward of the allowance for doubtful accounts for the year ended December 31, 2018:

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2018		$(1,127)
Collection Allowance:
Medicaid	$(50)
Medicare	(150)
Third party payers	(384)
Service revenue, net	(584)
Bad debt expense	$3
Total charges		(581)
Balance, December 31, 2018		$(1,708)

15.  SUBSEQUENT EVENTS

Settlement Agreements

On January 2, 2019, the Company entered into a settlement agreement with a third party service provider pursuant to which we agreed to pay the service provider an aggregate amount of Five Hundred and Fifty Thousand Dollars ($550,000) pursuant to an agreed upon payment schedule in consideration for the cancellation of an outstanding debt owed by the Company to the service provider in the aggregate amount of $1,470,000 (the “Owed Amount”). Upon payment in full of the $550,000, the service provider has agreed to waive the difference between the settlement amount and the Owed Amount and at that time the Company would record a gain on settlement of approximately $0.9 million.

As discussed in Note 8 – Accrued Expenses and Other Current Liabilities, on January 15, 2019, the Company and Crede entered into an amendment and restatement agreement (the “Crede Amendment Agreement”) in order to enable the Company to provide Crede with an alternative means of payment of the settlement amount by issuing to Crede a convertible note in the amount of $1,450,000 (the “Crede Note”). The conversion price of the Crede Note shall equal 90% of the closing bid price of the Company’s common stock on the date prior to each conversion date. The Crede Note is payable by the Company on the earlier of (i) January 15, 2021 or (ii) upon the closing of a qualified offering in which the Company receives gross proceeds of at least $4.0 million. The Crede Note may not be converted if, after giving effect to the conversion, Crede together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock. The Company, at its option, may redeem some or all of the then outstanding principal amount of the Crede Note for cash.

In accordance with the terms of the Crede Amendment Agreement, during the period commencing on the date of issuance of the Crede Note and ending on the date Crede no longer beneficially owns any portion of the Crede Note, Crede shall not sell, on any given trading day, more than the greater of (i) $10,000 of common stock (subject to adjustment for any stock splits or combinations, stock dividends, recapitalizations or similar event after the date hereof) and (ii) 10% of the daily average composite trading volume of the Company’s common stock as reported by Bloomberg, LP (subject to adjustment for any stock splits or combinations, stock dividends, recapitalizations or similar event after the date hereof) for such trading day.

On February 8, 2018, the Company had entered into the 2018 Purchase Agreement with Leviston, see Note 11 – Stockholders equity of the 2018 Purchase Agreement. On January 29, 2019, the Company entered into a settlement agreement (the “Leviston Settlement”) with Leviston pursuant to which the Company issued to Leviston a convertible note in the amount of $0.7 million (the “Leviston Note”) in full satisfaction of the obligations to Leviston. The Leviston Note is payable by the Company (i) in fourteen equal monthly installments commencing on the earlier to occur of (x) the last day of the month upon which a registration statement to be filed by the Company covering the resale of the shares of common stock underlying the Leviston Note is declared effective by the Securities and Exchange Commission and (y) the six month anniversary of the date of issuance, (ii) upon the closing of a qualified offering, namely the Company raising gross proceeds of at least $4.0 million or (iii) such earlier date as the Leviston Note is required or permitted to be repaid pursuant to its terms. The Company, at its option, may redeem some or the entire then outstanding principal amount of the Leviston Note for cash.

The conversion price in effect on any conversion date shall equal the VWAP of the common stock on such Conversion Date. The Leviston Note may not be converted if, after giving effect to the conversion, Leviston together with its affiliates, would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock.

In accordance with the terms of the Leviston Settlement, during the period commencing on the issuance date of the Leviston Note and ending on the date Leviston no longer beneficially owns any shares of common stock issuable upon conversion of the Leviston Note, Leviston shall not sell, on any given trading day, more than the greater of (i) $10,000 of common stock (subject to adjustment for any stock splits or combinations, stock dividends, recapitalizations or similar event after the date hereof) and (ii) 10% of the daily average composite trading volume of the Company’s common stock as reported by Bloomberg, LP (subject to adjustment for any stock splits or combinations, stock dividends, recapitalizations or similar event after the date hereof) for such trading day.

In addition to the Leviston Settlement and the Leviston Note, the Company and Leviston have each executed a release pursuant to which each of the Company and Leviston agreed to release the other party from their respective obligations arising from or concerning the Obligations.

Nasdaq Delisting Notice

On March 6, 2018, we were notified by the staff of The Nasdaq Stock Market LLC (“Nasdaq”) that for the prior 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).  The staff provided us with 180 calendar days, or until September 24, 2018, to regain compliance with the Bid Price Rule.  We did not regain compliance with the Bid Price Rule by September 24, 2018 and, on September 25, 2018, the Staff notified us that we were eligible for an extension for compliance through March 25, 2019, by which date our common stock must evidence compliance for at least ten consecutive business days.  We did not regain compliance with the Bid Price Rule by March 26, 2019 and on such date we received written notice from Nasdaq indicating that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital and are subject to delisting. In accordance with the governing rules of Nasdaq, on March 27, 2019, we requested an appeal before the Nasdaq Hearing Panel. This request will prevent any delisting action at least until the Panel issues its decision and the expiration of any extension granted by the Panel. The Company continues to work diligently to regain compliance with the Bid Price Requirement. No assurances can be made that such efforts will be successful or that the Company will prevail at the hearing before the Panel to maintain the listing of its securities on Nasdaq. We have scheduled a compliance review meeting with Nasdaq on May 2, 2019. As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2018, our shareholders previously approved the proposal to authorize our Board of Directors to, in its discretion, amend our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio of between 1-for-2 and 1-for-30, with the exact ratio to be set within that range at the discretion of our Board of Directors at any time prior to December 20, 2019 without further approval or authorization of the stockholders.

Convertible Note Issuance

On April 16, 2019, the Company entered into a second amendment and restatement agreement amending and restating the terms of the 2018 Note Agreement (as first amended pursuant to the Amendment and Restatement dated Nov 29, 2019) (the "Amendment No.2 Agreement"). Amendment No. 2 Agreement provides for the issuance of up to approximately $989,011 of additional Notes together with applicable Warrants (the “April 2019 Additional Notes and Warrants”) on substantially the same terms and conditions as the notes and warrants as of the notes and warrants that were issued in connection with the Amendment and Restatement. The April 2019 Additional Notes and Warrants shall be purchased no later than May 31, 2019, and were subscribed for by the investors that previously participated in the 2018 Note Agreement. Upon issuance of the April 2019 Additional Notes, the Company will calculate any debt issuance costs, including possible beneficial conversion features, and record them as a reduction of the debt in its consolidated balance sheet, similar to the Bridge Notes that the Company issued during 2018 (see Note 7 – Convertible Notes).

The conversion price of the April 2019 Additional Notes shall be equal to the greater of $0.25 or $0.05 above the closing bid price of our common stock on the date prior to the original issue date. In the event the notes are not paid in full prior to 180 days after the original issue date, the conversion price shall be equal to 80% of the lowest volume weighted average price (“VWAP”) in the 10 trading days prior to the date of the notice of conversion, but in no event below the floor price of $0.15.

On April 16, 2019, the  initial closing of April 2019 Additional Notes provides the Company with approximately $800,000 of gross proceeds for the issuance of notes with an aggregate principal of approximately $879,120. As part of the transaction, the investors also received 1,966,275 warrants to purchase common stock of the Company exercisable at a price of $0.36.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by is in the reports we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During 2018, the Company had a deficiency regarding its valuation methodologies which it believed to be a material weakness. As of December 31, 2018, this material weakness had been remediated through the use of third-party valuation experts that assisted the Company with certain of its valuation projects.

(b)         Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

(c)         Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that during the fourth quarter 2018, the Company enhanced its internal controls related to the selection and review of assumptions and valuations related to debt and equity instruments, including hiring a new valuation firm that specializes in these types of financial instruments.

As a smaller reporting company, the Company is not required to include in this Annual Report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Item 9B. Other Information

On April 16, 2019, the Company entered into a second amendment and restatement agreement amending and restating the terms of the 2018 Note Agreement (as first amended pursuant to the Amendment and Restatement dated Nov 29, 2019) (the "Amendment No.2 Agreement"). Amendment No. 2 Agreement provides for the issuance of up to approximately $989,011 of additional Notes together with applicable Warrants (the “April 2019 Additional Notes and Warrants”) on substantially the same terms and conditions as the notes and warrants as of the notes and warrants that were issued in connection with the Amendment and Restatement. The April 2019 Additional Notes and Warrants shall be purchased no later than May 31, 2019, and were subscribed for by the investors that previously participated in the 2018 Note Agreement. Upon issuance of the April 2019 Additional Notes, the Company will calculate any debt issuance costs, including possible beneficial conversion features, and record them as a reduction of the debt in its consolidated balance sheet, similar to the Bridge Notes that the Company issued during 2018 (see Note 7 – Convertible Notes).

The conversion price of the April 2019 Additional Notes shall be equal to the greater of $0.25 or $0.05 above the closing bid price of our common stock on the date prior to the original issue date. In the event the notes are not paid in full prior to 180 days after the original issue date, the conversion price shall be equal to 80% of the lowest volume weighted average price (“VWAP”) in the 10 trading days prior to the date of the notice of conversion, but in no event below the floor price of $0.15.

On April 16, 2019, the  initial closing of April 2019 Additional Notes provides the Company with approximately $800,000 of gross proceeds for the issuance of notes with an aggregate principal of approximately $879,120. As part of the transaction, the investors also received 1,966,275 warrants to purchase common stock of the Company exercisable at a price of $0.36.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the 2019 Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2018. The information required by this item is incorporated herein by reference to the 2019 Proxy Statement. The information required by this item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Part I, “Item 1. Our Business” of this Annual Report on Form 10-K, and is also incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2018.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2018.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1            Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2018 and 2017.

Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2018 and 2017.

Consolidated Statements of Stockholders’ Equity of the Registrant and Subsidiary for the years ended December 31, 2018 and 2017.

Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2018 and 2017.

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

3            Exhibits. The following exhibits are filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2.1

Agreement and Plan of Merger, dated October 12, 2016 by and among Transgenomic, Inc., New Haven Labs Inc. and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8‑K filed on October 13, 2016).

2.2

First Amendment to Agreement and Plan of Merger, dated as of February 3, 2017 by and among Transgenomic, Inc., New Haven Labs Inc. and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8‑K filed on February 2, 2017).

2.3

Second Amendment to Agreement and Plan of Merger, dated as of June 27, 2017 by and among Transgenomic, Inc., New Haven Labs Inc. and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8‑K filed on June 30, 2017).

3.1	Third Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8‑K filed on June 30, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8‑K filed on June 30, 2017).
3.3	Certificate of Elimination (incorporated by reference to Exhibit 3.3 of the Company’s Form 8‑K filed on June 30, 2017).
3.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on August 31, 2017).
3.5	Certificate of Designation for Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on November 6, 2017).
4.1	Form of Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S‑1 (Registration No. 333‑32174) filed on March 10, 2000).

4.2	Form of Offering Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8‑K filed on August 23, 2017).
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8‑K filed on August 23, 2017).
4.4	Form of Conversion Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8‑K filed on August 23, 2017).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8‑K filed on November 6, 2017).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8‑K filed on November 13, 2017).
10.1	License Agreement between the Company and Dana-Farber Cancer Institute dated October 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10‑Q filed on November 5, 2009).
10.2

Waiver Letter Agreement by and among the Company, Potomac Capital Partners, L.P., MAZ Partners, LP, David Wambeke and Craig-Hallum Capital Group, LLC dated as of January 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on January 17, 2017).

10.3

First Amendment to Unsecured Convertible Promissory Note by and among the Company and MAZ Partners LP, dated as of January 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on January 20, 2017).

10.4

Termination and Tenth Amendment to Loan and Security Agreement, dated as of February 3, 2017, by and among Third Security Senior Staff 2008 LLC, as administrative agent and a lender, the other lenders party thereto and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on February 2, 2017).

10.5	Promissory Note, dated February 2, 2017 between the Company and Precipio Diagnostics, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K filed on February 3, 2017).
10.6

Securities Purchase Agreement, dated as of April 13, 2017 by and between the Company and the investors set forth on Schedule A attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on April 17, 2017).

10.7	Form of Promissory Note, issued by the Company to certain investors, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K filed on April 17, 2017).
10.8

Form of Warrant to Purchase Common Stock, issued by the Company to certain investors, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K filed on April 17, 2017).

10.9

Precipio Diagnostics, LLC Subordinated Promissory Note, issued by Precipio to the Company, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8‑K filed on April 17, 2017).

10.10

Subordination Agreement, dated as of April 13, 2017, by and between the Company and Webster Bank, National Association (incorporated by reference to Exhibit 10.5 of the Company’s Form 8‑K filed on April 17, 2017).

10.11

Side Letter to extend Maturity Date of Unsecured Convertible Promissory Note by and between the Company and MAZ Partners LP, dated as of June 21, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on June 27, 2017).

10.12†	Amended and Restated 2017 Stock Option and Incentive Plan (incorporated by reference to Annex D of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2017).
10.13†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K filed on June 28, 2017).
10.14†	Form of Non-Qualified Stock Option Agreement for Company Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K filed on June 28, 2017).
10.15†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8‑K filed on June 28, 2017).
10.16	Securities Purchase Agreement with the Private Placement Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on June 30, 2017).
10.17	Investors’ Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K filed on June 30, 2017).
10.18	Exchange Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8‑K filed on June 30, 2017).

10.19	New Bridge Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8‑K filed on June 30, 2017).
10.20	Form of New Bridge Promissory Note (incorporated by reference to Exhibit 10.5 of the Company’s Form 8‑K filed on June 30, 2017).
10.21	Form of New Bridge Warrant (incorporated by reference to Exhibit 10.6 of the Company’s Form 8‑K filed on June 30, 2017).
10.22	Form of Side Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form 8‑K filed on June 30, 2017).
10.23#

Amended and Restated Pathology Services Agreement, dated March 21, 2017, by and between the Company and Yale University (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K/A filed on July 31, 2017).

10.24	Lease, dated July 11, 2017, by and between the Company and Science Park Development Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8K/A filed on July 31, 2017).
10.25

Underwriting Agreement, dated August 22, 2017, by and among the Company and the underwriters party thereto (incorporated by reference to Exhibit 1.1 of the Company’s Form 8‑K filed on August 23, 2017).

10.26

Placement Agency Agreement, dated as of November 2, 2017, by and between Precipio, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on November 3, 2017).

10.27

Debt Settlement Agreement, dated October 31, 2017, by and among Precipio, Inc., the Creditors and Collateral Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on November 6, 2017).

10.28

Security Agreement, dated October 31, 2017, by and between Precipio, Inc. and Collateral Services LLC, in its capacity as collateral agent for the Vendors (as defined therein) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8‑K filed on November 6, 2017).

10.29

Amendment, dated November 9, 2017, to Placement Agency Agreement, dated November 2, 2017, by and between Precipio, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed on November 13, 2017).

10.30	Form of 8% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 23, 2018).
10.31	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 23, 2018).
10.32	Form of Security Agreement by and among the Company and the investors named therein, dated April 20, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 23, 2018).
10.33

Securities Purchase Agreement by and among the Company and the Purchasers named therein, dated April 20, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 23, 2018).

10.34	Purchase Agreement by and among the Company and Lincoln Park Capital Fund LLC dated September 7, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 13, 2018).
10.35

Registration Rights Agreement, dated September 7, 2018, by and between Precipio, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 13, 2018).

10.36	Exchange Agreement by and among the Company and the Purchasers named therein dated September 17, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 20, 2018).
10.37	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 20, 2018).
10.38	Form of Letter Agreement by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s form 8-K filed on September 25, 2018).
10.39	Amendment Agreement by and among the Company and the Purchasers named therein, dated November 29, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 3, 2018).
10.40	Form of 8% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on December 3, 2018).
10.41	Form of Letter Agreement regarding repricing of warrants (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on December 3, 2018).
10.42	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on December 3, 2018).

10.43	Amendment No. 2 Agreement by and among the Company and the Purchasers named therein, dated April 16, 2019.
10.44	Form of 8% Senior Secured Convertible Promissory Note relating to Amendment No. 2 Agreement.
10.45	Form of Warrant to Purchase Common Stock relating to Amendment No. 2 Agreement.
21.1	Subsidiary of the Company.
23.1	Consent of Marcum LLP.
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

#     Confidential treatment has been requested or granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

†     Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April 2019.

Precipio, Inc.

By:	/s/ ILAN DANIELI
Ilan Danieli, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Danieli	Director and Chief Executive Officer	April 16, 2019
Ilan Danieli	(Principal Executive Officer)

/s/ Carl Iberger	Chief Financial Officer	April 16, 2019
Carl Iberger	(Principal Financial and Accounting Officer)

/s/ Samuel Riccitelli	Chairman of the Board of Directors	April 16, 2019
Samuel Riccitelli

/s/ Kathleen LaPorte	Director	April 16, 2019
Kathleen LaPorte

/s/ Mark Rimer	Director	April 16, 2019
Mark Rimer

/s/ Douglas Fisher, M.D.	Director	April 16, 2019
Douglas Fisher, M.D.

/s/ Jeffrey Cossman, M.D.	Director	April 16, 2019
Jeffrey Cossman, M.D.

/s/ David Cohen	Director	April 16, 2019
David Cohen