Form 10-Q
period 2019-03-31
Precipio, Inc.
filed 2019-05-16
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001‑36439

PRECIPIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	91‑1789357
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4 Science Park, New Haven, CT	06511
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes   ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRPO	The Nasdaq Stock Market LLC

As of May 14, 2019, the number of shares of common stock outstanding was 5,919,681.

PRECIPIO, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

		March 31, 2019
		(unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash		$302	$381
Accounts receivable, net		801	690
Inventories		149	197
Other current assets		181	525
Total current assets		1,433	1,793

PROPERTY AND EQUIPMENT, NET		464	496

OTHER ASSETS:
Operating lease right-of-use assets		689	—
Intangibles, net		19,028	19,291
Other assets		25	25
Total assets		$21,639	$21,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs		$161	$263
Current maturities of convertible notes, less debt discounts and debt issuance costs		3,129	4,377
Current maturities of finance lease liabilities		58	57
Current maturities of operating lease liabilities		221	—
Accounts payable		4,696	5,169
Accrued expenses		1,651	1,940
Deferred revenue		35	49
Other current liabilities		—	1,910
Total current liabilities		9,951	13,765
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs		238	253
Finance lease liabilities, less current maturities		140	155
Operating lease liabilities, less current maturities		470	—
Common stock warrant liabilities		892	1,132
Derivative liabilities		—	62
Deferred tax liability		70	70
Other long-term liabilities		45	45
Total liabilities		11,806	15,482
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at March 31, 2019 and December 31, 2018, 47 shares issued and outstanding at March 31, 2019 and December 31, 2018, liquidation preference at par value at March 31, 2019 and December 31, 2018		—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2019 and December 31, 2018, 4,304,929 and 2,298,738 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	(1)	43	23
Additional paid-in capital	(1)	59,138	53,796
Accumulated deficit		(49,348)	(47,696)
Total stockholders’ equity		9,833	6,123
		$21,639	$21,605

(1) The common stock shares and additional paid-in capital for all periods presented reflect the one-for fifteen reverse stock split which took effect on April 26, 2019.

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
SALES:
Service revenue, net	$910	$791
Other	7	5
Revenue, net of contractual allowances and adjustments	917	796
less allowance for doubtful accounts	(204)	(84)
Net sales	713	712
COST OF SALES:
Service revenue	675	688
Total cost of sales	675	688
Gross profit	38	24
OPERATING EXPENSES:
Operating expenses	2,097	2,178
Impairment of goodwill	–	294
TOTAL OPERATING EXPENSES	2,097	2,472
OPERATING LOSS	(2,059)	(2,448)
OTHER INCOME (EXPENSE):
Interest expense, net	(23)	(8)
Warrant revaluation and modification	240	261
Derivative revaluation	23	–
Gain on settlement of liability, net	167	141
Loss on settlement of equity instruments	–	(385)
	407	9
LOSS BEFORE INCOME TAXES	(1,652)	(2,439)
INCOME TAXES	–	–
NET LOSS	(1,652)	(2,439)

Deemed dividends related to beneficial conversion feature of preferred stock and fair value of consideration issued to induce conversion of preferred stock	–	(3,514)
TOTAL DIVIDENDS	–	(3,514)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,652)	$(5,953)

BASIC AND DILUTED LOSS PER COMMON SHARE (1)	$(0.48)	$(7.10)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (1)	3,441,893	838,402

(1)	Net loss per share and the number of shares used in the per share calculations for all periods presented reflect the one-for fifteen reverse stock split which took effect on April 26, 2019.

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2019
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Total
Balance, December 31, 2018	47	$—	2,298,738	$23	$53,796	$(47,696)	$6,123
Net loss	—	—	—	—	—	(1,652)	(1,652)
Conversion of convertible notes into common stock	—	—	1,248,115	12	3,114	—	3,126
Issuance of common stock in connection with purchase agreements	—	—	758,076	8	1,718	—	1,726
Write-off debt premiums (net of debt discounts) in conjunction with convertible note conversions	—	—	—	—	315	—	315
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	39	—	39
Stock-based compensation	—	—	—	—	156	—	156
Balance, March 31, 2019	47	$—	4,304,929	$43	$59,138	$(49,348)	$9,833

	For the Three Months Ended March 31, 2018
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Total
Balance, December 31, 2017	4,935	$—	679,774	$7	$44,560	$(31,542)	$13,025
Net loss	—	—	—	—	—	(2,439)	(2,439)
Conversion of preferred stock into common stock	(4,888)	—	431,022	4	(4)	—	—
Issuance of common stock in connection with purchase agreements	—	—	59,457	1	617	—	618
Issuance of common stock in exchange for cancelation of other current liabilities	—	—	120,983	1	1,896	—	1,897
Issuance of common stock upon exercise of warrants	—	—	20,000	—	225	—	225
Stock-based compensation	—	—	—	—	82	—	82
Balance, March 31, 2018	47	$—	1,311,236	$13	$47,376	$(33,981)	$13,408

(1) The common stock shares and additional paid-in capital for all periods presented reflect the one-for fifteen reverse stock split which took effect on April 26, 2019.

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,652)	$(2,439)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	277	352
Amortization of operating lease right-of-use asset	61	—
Amortization of finance lease right-of-use asset	15	—
(Accretion) amortization of deferred financing costs, debt discounts and debt premiums	(100)	1
Gain on settlement of liability, net	(167)	(141)
Loss on settlement of equity instrument	—	385
Stock-based compensation	156	82
Impairment of goodwill	—	294
Provision for losses on doubtful accounts	204	84
Warrant revaluation and modification	(240)	(261)
Derivative revaluation	(23)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(315)	94
Inventories, net	48	2
Other assets	86	218
Accounts payable	(425)	(44)
Operating lease liabilities	(58)	—
Accrued expenses and other liabilities	254	228
Net cash used in operating activities	(1,879)	(1,145)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(5)
Net cash used in investing activities	(3)	(5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(14)	(12)
Issuance of common stock, net of issuance costs	1,726	618
Proceeds from exercise of warrants	—	225
Proceeds from long-term debt	—	300
Proceeds from convertible notes	250	—
Principal payments on convertible notes	(50)	—
Principal payments on long-term debt	(109)	(116)
Net cash flows provided by financing activities	1,803	1,015
NET CHANGE IN CASH	(79)	(135)
CASH AT BEGINNING OF PERIOD	381	421
CASH AT END OF PERIOD	$302	$286

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$8	$6
SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	—	7
Deferred debt issuance cost financed through accounts payable	—	31
Other current liabilities canceled in exchange for common shares	—	1,897
Conversion of convertible debt plus interest into common stock	3,126	—
Liabilities exchanged for convertible notes	2,150	—
Warrant liability canceled due to settlement of equity instruments	—	456
Right-of-use assets obtained in exchange for lease obligations	750	—
Amounts included in measurement of lease liabilities	72	—
Write-off of debt discounts (net of debt premiums) in conjunction with convertible note conversions	315	—
Write-off of derivative liability in conjunction with convertible note conversions	39	—

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of March 31, 2019, the Company had a net loss of $1.7 million, negative working capital of $8.5 million and net cash used in operating activities of $1.9 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in the Quarterly Report on Form 10‑Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•

The Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement” or “Equity Line”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  As of April 30, 2019, we have already received approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $1.7 million from the sale of 758,076 shares of common stock to Lincoln Park during the three months ended March 31, 2019 and $0.7 million from the sale of 240,000 shares of common stock to Lincoln Park during April 2019.

•

On April 16, 2019, the Company entered into a second amendment and restatement agreement amending and restating the terms of the 2018 Note Agreement (as first amended pursuant to the Amendment and Restatement dated November 29, 2018) (the "Amendment No.2 Agreement"). Amendment No. 2 Agreement provided for the issuance of up to approximately $989,011 of additional notes together with applicable warrants (the “April 2019 Additional Notes and Warrants”) on substantially the same terms and conditions as the notes and warrants that were issued in connection with the original amendment and restatement.  The closing of the April 2019 Additional Notes provided the Company with approximately $900,000 of gross proceeds for the issuance of notes with an aggregate principal of approximately $989,011.

•

On May 14 2019, the Company entered into a securities purchase agreement (the “May 2019 Note Agreement”) with certain investors, pursuant to which the Company would issue up to approximately $1,098,901 in Senior Secured Convertible Promissory Notes along with warrants (the “May 2019 Transaction”). The closing of the May 2019 Transaction provided the Company with proceeds of $1,000,000 for the issuance of notes with an aggregate principal of $1,098,901.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the issuance of these condensed consolidated financial statements in the Quarterly Report on Form 10‑Q. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern over the next twelve months from the date of issuance of the Form 10‑Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

Nasdaq Compliance

On March 26, 2019, we were notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC that we did not meet the minimum closing bid price requirement of $1 for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).  On April 25, 2019 we filed a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware, pursuant to which we effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on April 26, 2019, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on April 29, 2019.  On May 15, 2019, we received notification from Nasdaq that the Company’s stock price was in compliance with the Bid Price Requirement, and that the matter is now closed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP. As required under GAAP, pursuant to the Reverse Stock Split, unless otherwise indicated, the Company has adjusted all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements.

The condensed consolidated balance sheet as of December 31, 2018 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2018, except for the retroactive adjustment to reflect the Reverse Stock Split. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2019 and 2018 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 contained in our Annual Report Form 10‑K, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2019.

Recently Adopted Accounting Pronouncements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases-Topic 842. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard was adopted effective January 1, 2019, using a modified retrospective transition, and thus did not adjust comparative periods. The new standard provides a number of optional practical expedients in transition.  The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  The Company did not elect the use-of-hindsight practical expedient. As a result of the adoption of Topic 842 the Company has recognized approximately $0.7 million of lease liabilities and corresponding right-of-use (“ROU”) assets in its condensed consolidated balance sheet on the date of initial application. See Note 7 – Leases for additional information.

In June 2018, the FASB issued ASU 2018-07 “Compensation—Stock Compensation (Topic 718)”, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from non-employees. The Company adopted this guidance on January 1, 2019. The adoption of this guidance was not material to our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820)”, which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40)”, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our condensed consolidated financial statements.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 3,100,043 and 633,766 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2019 and 2018, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	March 31,
	2019	2018
Stock options	498,262	234,670
Warrants	917,563	394,919
Preferred stock	20,888	4,177
Convertible notes	1,663,330	—
Total	3,100,043	633,766

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	March 31, 2019	December 31, 2018
Department of Economic and Community Development (DECD)	$267	$274
DECD debt issuance costs	(27)	(28)
Financed insurance loan	102	204
September 2018 Settlement	57	66
Total long-term debt	399	516
Current portion of long-term debt	(161)	(263)
Long-term debt, net of current maturities	$238	$253

Department of Economic and Community Development.

On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with the Department of Economic and Community Development (“DECD”) by which the Company received a grant of $100,000 and a loan of $300,000 secured by substantially all of the Company’s assets (the “DECD 2018 Loan”.) The DECD 2018 Loan is a ten-year loan due on December 31, 2027 and includes interest paid monthly at 3.25%.

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $1,000 for the three months ended March 31, 2019 and 2018, respectively. Net debt issuance costs were $27,000 and $28,000 at March 31, 2019 and December 31, 2018, respectively and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2017 the Company financed $0.4 million with a 4.99 % interest rate and fully paid off such loan as of May 2018. In July 2018, the Company financed $0.4 million with a 4.89% interest rate and will make monthly payments through June 2019. As of March 31, 2019 and December 31, 2018, the Financed Insurance Loans outstanding balance of $0.1 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “September 2018 Settlement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the September 2018 Settlement. The settlement amount will accrue interest at the rate of 10% per annum until paid in full. The September 2018 Settlement outstanding balance of

$0.1 million was included in long-term debt and accounts payable in the Company’s condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

4. CONVERTIBLE NOTES

Convertible notes consist of the following:

	Dollars in Thousands
	March 31, 2019	December 31, 2018
Convertible bridge notes	$2,170	$4,294
Convertible bridge notes discount and debt issuance costs	(1,053)	(1,111)
Convertible bridge notes premiums	91	647
Convertible promissory notes - Exchange Notes	—	630
Convertible promissory notes - Exchange notes debt issuance costs	—	(83)
Convertible promissory notes - Crede Note	1,450	—
Convertible promissory notes - Leviston Note	471	—
Total convertible notes	3,129	4,377
Current portion of convertible notes	(3,129)	(4,377)
Convertible notes, net of current maturities	$—	$—

Convertible Bridge Notes.

On April 20, 2018, the Company entered into a securities purchase agreement (the “2018 Note Agreement”) with certain investors (the “April 2018 Investors”), pursuant to which the Company would issue up to approximately $3,296,703 in Senior Secured Convertible Promissory Notes along with warrants (the “Transaction”). The number of warrants are equal to the number of shares of common stock issuable upon conversion of the notes based on the conversion price at the time of issuance. Half of the warrants will have a one-year term and half will have a five-year term. The 2018 Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Transaction consists of a series of unregistered Senior Secured Convertible Notes (the “Bridge Notes”), bearing interest at a rate of 8% annually and an original issue discount of 9%. The Bridge Notes are convertible at a price of $7.50 per share, provided that if the notes are not repaid within 180 days of the note’s issuance date, the conversion price shall be adjusted to 80% of the lowest volume weighted average price during the prior 10 days, subject to a minimum conversion price of $4.50 per share.

The Transaction consisted of a number of drawdowns. The initial closing on April 20, 2018 provided the Company with proceeds of $1,660,000, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1,824,176 (the “April 2018 Bridge Notes”). The Company completed three additional drawdowns for aggregate proceeds of $1.3 million, net of an original issue discount of 9% and before debt issuance cost, for the issuance of notes with an aggregate principal of $1.5 million (the “Q3 2018 Bridge Notes”).

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

The terms of the 2018 Note Agreement also stipulates that upon written demand by one of the April 2018 Investors, for any of their draws throughout the year associated with the 2018 Note Agreement after a period of time as defined within the 2018 Note Agreement, the Company shall file a registration statement within thirty (30) days after written demand covering the resale of all or such portion of the conversion shares for an offering to be made on a continuous basis pursuant to Rule 415. The registration statement filed shall be on Form S‑3 or Form S‑1, at the option of the Company. If the Company does not file a registration statement in accordance with the terms of the 2018 Note Agreement, then on the business day following the applicable filing date and on each monthly anniversary of the business day following the applicable filing date (if no registration statement shall have been filed by the Company in accordance herewith by such date), the Company shall pay to the April 2018 Investors an amount in cash, as partial liquidated damages, equal to 1% per month (pro-rata for partial months) based upon the gross purchase price of the Bridge Notes (calculated on a daily basis) under the 2018 Note Agreement. As requested by certain April 2018 investors, conversion shares related to the April 2018 Note Agreement were included in a registration statement on Form S-3 that the Company filed with the SEC on February 6, 2019 and which became effective with the SEC on February 13, 2019.

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

As part of the initial closing, the April 2018 Investors received 243,223 warrants to purchase shares of common stock of the Company (the “April 2018 Warrants”). The April 2018 Warrants had an initial value of approximately $1.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. The April 2018 Investors received 196,337 warrants to purchase shares of common stock of the Company in connection with the Q3 Bridge Note issuances (the “Q3 2018 Warrants”). The terms of the Q3 2018 Warrants are the same as the April 2018 Warrants and, as such, were classified as liabilities, with an offset to debt discount, and had an initial value of approximately $0.7 million at the date of issuance. See Note 9 –Fair Value for further discussion.

On September 20, 2018, immediately after the final drawdown of the Bridge Notes, the Company entered into an agreement with the April 2018 Investors whereby the exercise price of all warrants issued to the April 2018 Investors in connection with both the 2018 Note Agreement and the Q3 2018 Bridge Notes were amended from $11.25 to $7.50. This repricing was accounted for as a modification.

Pursuant to a letter agreement, dated as of April 20, 2018 (the “Letter Agreement”), the Company engaged a registered broker dealer as a financial advisor (the “Financial Advisor”). Pursuant to the Letter Agreement, the Company paid the Financial Advisor a fee of $116,000, approximately 7% of the proceeds from the sale of the April 2018 Bridge Notes. This is included in the debt issuance costs discussed above. Per the Letter Agreement, the Company also issued to the Financial Advisor 15,466 warrants to purchase shares of common stock of the Company with an exercise price of $11.25 (the “Advisor Warrants”) which were classified as a liability. See Note 9 –Fair Value for further discussion.

The April 2018 Bridge Notes contained a beneficial conversion feature valued at $1.1 million which was recorded as a debt discount with an offset to additional paid in capital at the note issuance date and the Q3 2018 Bridge Notes contained beneficial conversion features valued at approximately $0.5 million which were recorded as debt discounts with an offset to additional paid in capital at the note issuance dates.

The Company reviewed the redemption features of the Bridge Notes and determined that there is a redemption feature (the “Bridge Notes Redemption Feature”) that qualifies as an embedded derivative. For the April 2018 Bridge Notes, the Company determined the initial fair value of the derivative at the time of issuance to be approximately $0.1  million which was recorded as a debt discount with an offset to derivative liability. For the Q3 2018 Bridge Notes, the Company determined the initial fair value of the derivatives at the time of issuance to be less than $0.1 million which was recorded as a debt discount with an offset to derivative liability. See Note 9 –Fair Value for further discussion.

On November 29, 2018, the Company entered into an amendment and restatement agreement (the “Amendment Agreement”) amending and restating the terms of the 2018 Note Agreement. The Amendment Agreement provided for the issuance of up to $1,318,681 of additional Bridge Notes together with applicable warrants, in one or more tranches, with substantially the same terms and conditions as the previously issued Bridge Notes and related warrants. The conversion price of the notes was amended so that it shall be equal to the greater of $3.75 or $0.75 above the closing bid price of our common stock on the date prior to the original issue date. In the event the notes are not paid in full prior to 180 days after the original issue date, the conversion price shall be equal to 80% of the lowest volume weighted average price (“VWAP”) in the 10 trading days prior to the date of the notice of conversion, but in no event below the floor price of $2.25.

In connection with the Amendment Agreement, during the fourth quarter of 2018, the Company completed two additional closings for aggregate proceeds of $1.1 million, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1.2 million (collectively, the “Q4 2018 Bridge Notes”). Approximately $0.3 million of the $1.1 million of proceeds was received after December 31, 2018 and is included in other current assets on our condensed consolidated balance sheet at December 31, 2018. The 9% discount associated with the Q4 2018 Bridge Notes was approximately $108,000 and was recorded as a debt discount. In connection with the Q4 2018 Bridge Note issuances, the Company issued to the investors 300,114 warrants to purchase shares of common stock of the Company (the “Q4 2018 Warrants”), which had an initial value of approximately $0.7 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 9 – Fair Value for further discussion.

The Company reviewed the conversion option of the Q4 2018 Bridge Notes and determined that there was a beneficial conversion feature with a value of approximately $0.5 million which was recorded as a debt discount with an offset to additional paid in capital. The Q4 2018 Bridge Notes also contain the Bridge Notes Redemption Feature which had an initial fair value at the time of issuance of approximately $15,000 which was recorded as a debt discount with an offset to derivative liability. See Note 9 – Fair Value for further discussion.

The total debt discounts and debt issuance costs related to the Q4 2018 Bridge Notes totaled $1.4 million, of which the Company recorded $1.1 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

At the time of the Amendment Agreement, the conversion price related to $3.3 million of previously issued Bridge Notes, the April 2018 Bridge Notes and Q3 2018 Bridge Notes, was amended and treated as an extinguishment of the related Bridge Notes. The Company removed the carrying value of the notes and recorded a new fair value of the notes (“New Debt”) which included a debt premium of $0.9 million at the time of the Amendment Agreement.

Since the issuance of the New Debt, $2.3 million of the total $4.5 million of Bridge Notes, plus interest, have been converted into a total of 1,112,762 shares of common stock of the Company. This included the conversion of approximately $2.1 million of Bridge Notes, plus interest, converted into 1,019,430 shares of common stock of the Company during the three months ended March 31, 2019 and $0.2 million of Bridge Notes, plus interest, converted into 93,333 shares of common stock of the Company during the fourth quarter of 2018.

During the three months ended March 31, 2019, the change in Bridge Note debt discounts and debt premiums was as follows:

(Dollars in thousands)	2019
	Debt Discounts	Debt Premiums
Beginning balance at January 1	$1,111	$647
Deductions:
Amortization/accretion (1)	(58)	(160)
Write-off related to note conversions (2)	—	(396)
Balance at March 31	$1,053	$91
(1)	Amortization/accretion is recognized as interest expense/income within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.

The remaining debt discounts of $1.1 million and debt premiums of $0.1 million, as of March 31, 2019, are expected to be fully amortized during 2019.

Convertible Promissory Notes – Exchange Notes.

In 2017, the Company entered into Debt Settlement Agreements (the “Settlement Agreements”) with certain of its accounts payable and accrued liability vendors (the “Creditors”) pursuant to which the Creditors, who were owed $6.3 million (the “Debt Obligations”) by the Company, agreed to reduce and exchange the Debt Obligations for a secured obligation in the amount of $3.2 million, $1.9 million in shares of the Company’s common stock and 7,207 warrants to purchase shares of the Company’s common stock (“Creditor Warrants”).

During 2018, the Company entered into Exchange Agreements (the “Exchange Agreements”) with three institutional investors (the “Holders”) pursuant to which the Company issued or shall issue convertible promissory notes, due January 1, 2021 (the “Exchange Notes”) in exchange (the “Exchange”) for amounts owed to the Holders pursuant to certain debt settlement agreements, dated October 31, 2017. At the time of the Exchange Agreements, $3.2 million of Secured Debt Obligations were exchanged for $2.8 million of Exchange Notes (the “Exchange Notes”). Pursuant to the terms of the Exchange Notes, the Company shall pay to the Holders the aggregate principal amount of the Exchange Notes in eighteen equal installments beginning on August 1, 2019 and ending on January 1, 2021.

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

Since the issuance of the Exchange Notes, the Holders have converted all $2.8 million into a total of 446,913 shares of common stock of the Company. This included the conversion of approximately $0.6 million of Exchange Notes converted into 155,351 shares of common stock of the Company during the three months ended March 31, 2019 and approximately $2.2 million of Exchange Notes converted into 291,562 shares of common stock of the Company during the fourth quarter of 2018.

As of March 31, 2019 and December 31, 2018, the outstanding balance of the Exchange Notes, net of discounts, was zero and $0.6 million, respectively, and was presented within convertible notes in the Company’s condensed consolidated balance sheets.

During the three months ended March 31, 2019, the change in Exchange Note debt discounts was as follows:

(Dollars in thousands)	2019
Beginning balance at January 1	$83
Deductions:
Amortization (1)	(2)
Write-off related to note conversions (2)	(81)
Balance at March 31	$—
(1)	Amortization is recognized as interest expense within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.

As a result of the conversions, the Company has also written off approximately $0.4 million of derivative liability with an offset to additional paid-in capital, of which less than $0.1 million was during the three months ended March 31, 2019.

Convertible Promissory Notes – Crede Note.

On January 15, 2019, the Company and Crede Capital Group LLC (“Crede”) entered into an amendment and restatement agreement (the “Crede Amendment Agreement”) in order to enable the Company to provide Crede with an alternative means of payment of a previous settlement amount, See Note 5 – Accrued Expenses and Other Current Liabilities, by issuing to Crede a convertible note in the amount of $1.45 million (the “Crede Note”). The conversion price of the Crede Note shall equal 90% of the closing bid price of the Company’s common stock on the date prior to each conversion date. The Crede Note is payable by the Company on the earlier of (i) January 15, 2021 or (ii) upon the closing of a qualified offering in which the Company receives gross proceeds of at least $4.0 million. The Crede Note may not be converted if, after giving effect to the conversion, Crede together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock. The Company, at its option, may redeem some or all of the then outstanding principal amount of the Crede Note for cash.

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

During the three months ended March 31, 2019, the Company made no payments on, and there were no conversions of, the Crede Note.

Convertible Promissory Notes – Leviston Note

On February 8, 2018, the Company entered into an equity purchase agreement (the “2018 Purchase Agreement”) with Leviston Resources LLC (“Leviston”), see Note 8 – Stockholders Equity for details of the 2018 Purchase Agreement. On January 29, 2019, the Company entered into a settlement agreement (the “Leviston Settlement”) with Leviston pursuant to which the Company issued to Leviston a convertible note in the amount of $0.7 million (the “Leviston Note”) in full satisfaction of certain obligations to Leviston. The Leviston Note is payable by the Company (i) in fourteen equal monthly installments commencing on the earlier to occur of (x) the last day of the month upon which a registration statement to be filed by the Company covering the resale of the shares of common stock underlying the Leviston Note is declared effective by the Securities and Exchange Commission and (y) the six month anniversary of the date of issuance, (ii) upon the closing of a qualified offering, namely the Company raising gross proceeds of at least $4.0 million or (iii) such earlier date as the

Leviston Note is required or permitted to be repaid pursuant to its terms. The Company, at its option, may redeem some or the entire then outstanding principal amount of the Leviston Note for cash.

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

During the three months ended March 31, 2019, the Company made cash payments of less than $0.1 million on the Leviston Note and $0.2 million of the Leviston note was converted into 73,333 shares of common stock of the Company. As of March 31, 2019, the $0.5 million outstanding balance of the Leviston Note was included in convertible notes in the Company’s condensed consolidated balance sheets. There were no amounts outstanding related to this note as of December 31, 2018.

5. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at March 31, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Accrued expenses	$1,365	$1,583
Accrued compensation	187	118
Accrued interest	99	239
	$1,651	$1,940

During the three months ended March 31, 2019 and 2018, the Company was able to reduce approximately $0.2 million and $0.1 million, respectively, of certain accrued expense and accounts payable amounts through negotiations with certain vendors to settle outstanding liabilities and the Company recorded a gains of $0.2 million in the first quarter of 2019 and $0.1 million in the first quarter of 2018 which are included in gain on settlement of liability, net in the condensed consolidated statements of operations.

Other current liabilities are as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Liability related to equity purchase agreement	—	460
Liability for settlement of equity instrument	—	1,450
	$—	$1,910

On February 20, 2018, Crede filed a lawsuit against the Company in the Supreme Court of the State of New York for Summary Judgment in Lieu of Complaint requiring the Company to pay cash owed to Crede. On March 12, 2018, Precipio entered into a settlement agreement (the “Crede Agreement”) with Crede pursuant to which Precipio agreed to pay Crede a total sum of $1.925 million over a period of 16 months payable in cash, or at the Company’s discretion, in stock, in accordance with terms contained in the Crede Agreement.

As of the date of the Crede Agreement, the fair value of the common stock warrant liability related to Crede was revalued to approximately $0.4 million, resulting in a gain of $0.2 million included in warrant revaluation in the unaudited condensed consolidated statement of operations during the three months ended March 31, 2018. At the time of the Crede Agreement, the Company recorded $1.5 million in other current liabilities and $0.4 million in other long-term liabilities, thus replacing its previous $1.1 million in other current liabilities and $0.4 million common stock warrant liability. This resulted in the Company recording an additional loss of $0.4 million, which is included in loss on settlement of equity instruments in the unaudited condensed consolidated statement of operations during the three months ended March 31, 2018. During 2018, the Company paid approximately $0.5 million to Crede. As of December 31, 2018, the Company had recorded liabilities relating to Crede of $1.45 million in other current liabilities on the accompanying condensed consolidated balance sheets and, on January 15, 2019 the $1.45 million liability was replaced with the Crede Note.

As of December 31, 2018, the Company had recorded a liability of approximately $0.5 million related to an equity purchase agreement with Leviston, which is included in other current liabilities on our condensed consolidated balance sheet. On January 29, 2019, the Company entered into the Leviston Settlement pursuant to which the Company issued the Leviston Note in full satisfaction of the $0.5 million discussed above along with approximately $0.2 million of other obligations owed to Leviston which are included in accrued expenses in our condensed consolidated balance sheet at December 31, 2018. See Note 4 – Convertible Notes.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

LITIGATIONS

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against the Company. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. A liability of $0.1 million is reflected in accounts payable within the accompanying condensed consolidated balance sheet at March 31, 2019 and December 31, 2018, respectively. On April 19, 2019, the Company executed a settlement agreement with XIFIN pursuant to which the Company paid to XIFIN an agreed amount as settlement in consideration for total release from all outstanding amounts due and payable by the Company to XIFIN. The settlement amount was paid by the Company on April 19, 2019 and there is no remaining amount due to XIFIN as of the filing of this Quarterly Report on Form 10-Q.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2019 and December 31, 2018.

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

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000. A liability of approximately $39,000 has been recorded in accounts payable within the accompanying condensed consolidated balance sheet at March 31, 2019 and December 31, 2018.  On April 2, 2019, the Superior Court issued a subpoena commanding the Company to appear before the Superior Court on May 13, 2019. Subsequent to April 2, 2019, the Company paid Bio-Rad approximately $39,000, plus interest, and there is no remaining amount due to Bio-Rad as of the filing of this Quarterly Report on Form 10-Q.

OTHER COMMITMENTS

On January 2, 2019, the Company entered into a settlement agreement with a third party service provider pursuant to which we agreed to pay the service provider an aggregate amount of approximately $0.6 million, plus accrued interest at a rate of 8%, pursuant to an agreed upon payment schedule, ending in September 2019, in consideration for the cancellation of an outstanding debt owed by the Company to the service provider in the aggregate amount of approximately $1.5 million (the “Owed Amount”). Upon payment in full of the $0.6 million and compliance with the payment schedule, the service provider has agreed to waive the difference between the settlement amount and the Owed Amount and at that time the Company would record a gain on settlement of approximately $0.9 million. During the three months ended March 31, 2019, the Company made payments of $0.2 million to the service provider. A liability of approximately $1.3 million and $1.5 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2019 and December 31, 2018.

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

7. LEASES

On January 1, 2019, the Company recorded initial ROU assets and corresponding operating lease liabilities of approximately $750,000 and a reversal of deferred rent and prepaid expenses of approximately $6,000 resulting in no cumulative effect adjustment upon adoption of Topic 842. The Company leases administrative facilities and laboratory equipment through operating lease agreements. In addition we rent various equipment used in our diagnostic lab and in our administrative offices through finance lease arrangements.  Our operating leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew, from 1 to 5 years or more. The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.  As our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The primary leases we enter into with initial terms of 12 months or less are for equipment.

Upon the adoption of Topic 842, our accounting for finance leases, previously referred to as capital leases, remains substantially unchanged from prior guidance.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2019

Assets:
Operating lease assets	Operating lease right-of-use assets	$689
Finance lease assets	Property and equipment, net	208
Total lease assets		$897

Liabilities:
Current:
Operating lease obligations	Current maturities of operating lease liabilities	$221
Finance lease obligations	Current maturities of finance lease liabilities	58
Noncurrent:
Operating lease obligations	Operating lease liabilities, less current maturities	470
Finance lease obligations	Finance lease liabilities, less current maturities	140
Total lease liabilities		$889

As of March 31, 2019, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2019	$201	$53	$254
2020	242	46	288
2021	241	38	279
2022	47	32	79
2023	35	27	62
Thereafter	17	41	58
Total lease obligations	783	237	1,020
Less: Amount representing interest	(92)	(39)	(131)
Present value of net minimum lease obligations	691	198	889
Less, current portion	(221)	(58)	(279)
Long term portion	$470	$140	$610

Other information as of March 31, 2019:

Weighted-average remaining lease term (years):
Operating leases	3.2
Finance leases	4.9
Weighted-average discount rate:
Operating leases	8.00%
Finance leases	7.25%

During the three months ended March 31, 2019, operating cash flows from operating leases was $72,000 and ROU assets obtained in exchange for operating lease liabilities was $750,000.

Operating Lease Costs

Operating lease costs were $0.1 million during the three months ended March 31, 2019 and 2018. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment.

Finance Lease Costs

Finance leases are included in property and equipment, net and finance lease liabilities, less current maturities on the condensed consolidated balance sheets. The associated amortization expense and interest included in the condensed consolidated statements of operations for the three months ended March 31, 2019 is less than $0.1 million, respectively.

8. STOCKHOLDERS’ EQUITY

Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance. On December 20, 2018, the Company’s shareholders approved the proposal to authorize the Company’s Board of Directors to, in its discretion, amend the Company’s Third Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares.

On February 12, 2018, the Company issued 120,983 shares of its common stock in exchange for approximately $1.9 million of debt obligations. See Note 4 – Convertible Notes.

During the three months ended March 31, 2018, the Company issued 208,000 shares of its common stock in connection with conversions of its Series B Preferred Stock and 223,022 shares of its common stock in connection with conversions of its Series C Preferred Stock. Aside from 4,000 shares of common stock issued in connection with conversions of its Series C Preferred Stock, all of the shares of common stock issued for the three months ended March 31, 2018 in connection with conversions of its Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”) were issued after the Company induced the holders of its Preferred Stock to convert their shares of Preferred Stock to shares of the company’s common stock (see below - Preferred Stock induced conversions).

During the three months ended March 31, 2018, the Company issued 20,000 shares of its common stock in connection with the exercise of 20,000 warrants. The warrant exercises resulted in net cash proceeds to the Company of approximately $0.2 million during the three months ended March 31, 2018.

Also, during the three months ended March 31, 2019, the Company issued 1,248,115 shares of its common stock in connection with the conversion of convertible notes. See Note 4 – Convertible Notes.

2018 Purchase Agreement

On February 8, 2018 the Company entered into an equity purchase agreement (the “2018 Purchase Agreement”) with Leviston for the purchase of up to $8,000,000 (the “Aggregate Amount”) of shares (the “Shares”) of the Company’s common stock from time to time, at the Company’s option. Shares offered and sold prior to February 13, 2018 were issued pursuant to the Company’s shelf registration statement on Form S‑3 (and the related prospectus) that the Company filed with the Securities and Exchange Commission (the “SEC”) and which was declared effective by the SEC on February 13, 2015 (the “Shelf Registration Statement”).

Leviston purchased 48,076 shares (the “Investor Shares”) of the Company’s common stock following the close of business on February 9, 2018, subject to customary closing conditions, at a price per share of $15.60 for approximately $750,000. The shares were sold pursuant to the Shelf Registration Statement. The Company incurred approximately $132,000 in costs which have been treated as issuance costs within additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet.

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

In consideration of Leviston’s agreement to enter into the 2018 Purchase Agreement, the Company agreed to pay to Leviston a commitment fee in shares of the Company’s common stock equal in value to 5.25% of the total Aggregate Amount (the “Leviston Commitment Shares”), payable in three installments upon achieving certain milestones. The first installment of 1.75% was due on or before February 12, 2018 and this amount, of $140,000, was paid to Leviston through the issuance of 11,380 shares of the Company’s common stock on February 12, 2018.

In accordance with the terms of the 2018 Purchase Agreement, the Company provided Leviston with a price protection provision, if the Company issues any warrants in connection with issuances, sales or an agreement in writing to issue common stock or common stock equivalents by the Company, Leviston will have the right to receive a proportionate amount of such warrants, cash or shares, at Leviston’s sole election, valued using the Black Scholes formula. As a result of 2018 Note Agreement and the April 2018 Warrants issued, the Company was required to provide Leviston with a proportionate and equivalent coverage in the form of warrants, stock or cash in the amount of approximately $460,000. As Leviston has the ability to elect the form of compensation, the Company has recorded the $460,000 as a liability as of December 31, 2018, within the other current liabilities line of the accompanying condensed consolidated balance sheet.

As of December 31, 2018, the Company had a total of $0.7 million in accruals (see Note 5 – Accrued Expenses and Other Current Liabilities) for potential obligations to Leviston, but had not issued any additional shares or made any payments to Leviston. On January 29, 2019, the Company entered into the Leviston Settlement pursuant to which the Company issued to Leviston the Leviston Note in full satisfaction of all obligations owed to Leviston. See Note 4 – Convertible Notes for further details of the Note.

LP Purchase Agreement

On September 7, 2018, the Company entered into the LP Purchase Agreement, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. Pursuant to the terms of the LP Purchase Agreement, on the agreement date, the Company issued 40,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP Commitment Shares”). Also on September 7, 2018, the Company entered into a registration rights agreement with Lincoln Park (the “LP Registration Rights Agreement”), pursuant to which on September 14, 2018, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 466,666 shares of common stock, which includes the LP Commitment Shares, that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on September 28, 2018. As of January 16, 2019, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On February 1, 2019, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 1,000,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on February 12, 2019.

Under the LP Purchase Agreement, the Company may, from time to time and at its sole discretion, on any single business day on which the closing price of its common stock is not less than $1.50 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LP Purchase Agreement), direct Lincoln Park to purchase shares of its common stock in amounts up to 30,000 shares, which amounts may be increased to up to 36,666 shares depending on the market price of its common stock at the time of sale and subject to a maximum commitment by Lincoln Park of $1,000,000 per single purchase, which the Company refers to as “regular purchases”, plus other “accelerated amounts” and/or “additional accelerated amounts” under certain circumstances. The Company will control the timing and amount of any sales of its common stock to Lincoln Park.

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

Under applicable rules of The Nasdaq Capital Market, in no event may the Company issue or sell to Lincoln Park under the LP Purchase Agreement more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the LP Purchase Agreement (which is 308,590 shares based on 1,543,724 shares outstanding immediately prior to the execution of the LP Purchase Agreement), which limitation the Company refers to as the Exchange Cap, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of the Company’s common stock to Lincoln Park under the LP Purchase Agreement equals or exceeds $7.05 (which represents the closing consolidated bid price of the Company’s common stock on September 7, 2018, plus an incremental amount to account for the issuance of the LP Commitment Shares to Lincoln Park), such that issuances and sales of the Company’s common stock to Lincoln Park under the LP Purchase Agreement would be exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the LP Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the LP Purchase Agreement if such issuance or sale would breach any applicable Nasdaq rules.

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

Between October 2, 2018 and December 31, 2018, 328,590 shares of the Company’s common stock were sold pursuant to the LP Purchase agreement for approximately $1.4 million. During the three months ended March 31, 2019, 758,076 shares of the Company’s common stock were sold pursuant to the LP Purchase agreement for approximately $1.7 million.

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

The 2018 Purchase Agreement triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from the reduced $21.00 per share price, related to the 2017 Series C issuance, to $15.60 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $1.4 million which was recognized as a deemed dividend during the three months ended March 31, 2018 (“Deemed Dividend A”).

The 2018 Inducement Agreement, discussed below, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $15.60 per share to $11.25 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $40,000 which was recognized as a deemed dividend during the three months ended March 31, 2018 (“Deemed Dividend B”).

During the three months ended March 31, 2018, 2,340 shares of Series B Preferred Stock were converted into 208,000 shares of our common stock.

At March 31, 2019 and December 31, 2018, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding.

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

The conversion price of the Series C Preferred Stock contains a down round feature. The 2018 Purchase Agreement triggered the down round feature of the Series C Preferred Stock and, as a result, the conversion price of the Company’s Series C Convertible Preferred Stock was automatically adjusted from $21.00 per share to $15.60 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.8 million which was recognized as a deemed dividend during the three months ended March 31, 2018 (“Deemed Dividend C”).

During the three months ended March 31, 2018, 2,548 shares of Series C Preferred Stock were converted into 223,022 shares of our common stock.

At March 31, 2019 and December 31, 2018, the Company had 2,748 shares of Series C designated and issued and zero shares of Series C outstanding.

Preferred Stock induced conversions

On March 21, 2018, the Company entered into a letter agreement (the “2018 Inducement Agreement”) with certain holders of shares of the Company’s Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock issued in the Company’s public offering in August 2017 and registered direct offering in November 2017. Pursuant to the 2018 Inducement Agreement, the Company and the investors agreed that, as a result of the issuance of shares of common stock pursuant to that Purchase Agreement, dated February 8, 2018, by and between the Company and the investor named therein, and effective as of the time of execution of the 2018 Inducement Agreement, the exercise price of the Warrants was reduced to $11.25 per share (the “Exercise Price Reduction”) and the conversion price of the Preferred Stock was reduced to $11.25 (the “Conversion Price Reduction”). As consideration for the Company’s agreement to the Exercise Price Reduction and the Conversion Price Reduction, (i) each investor agreed to convert the shares of Preferred Stock held by such investor into shares of Common Stock and (ii) one investor agreed to exercise 44,444 Warrants and another investor agreed to exercise 33,333 Warrants all as of the date of the 2018 Inducement Agreement. As discussed above, as of March 31, 2019, all shares of Preferred Stock, except 47 shares of Series B Preferred Stock, were converted to shares of our common stock pursuant to the terms of the 2018 Inducement Agreement and 20,000 Warrants were exercised at the $11.25 exercise price.

The 2018 Inducement Agreement represented an inducement by the Company to convert shares of the Preferred Stock. The conversion price of the Preferred Stock and the exercise price of the Warrants were reduced from $15.60 per share to $11.25 per share, respectively. The Company calculated the fair value of the additional securities and consideration to be approximately $1.2 million (“Deemed Dividend D”). During the three months ended March 31, 2018, this amount was recorded as a charge to additional paid-in-capital and as a deemed dividend resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of March 31, 2019:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants Assumed in Merger
(1)	2014	April 2020	832	$1,800.00
(2)	2015	February 2020	1,588	$1,008.00
(3)	2015	December 2020	272	$747.00
(4)	2016	January 2021	596	$544.50

Warrants
(5)	2017	June 2022	2,540	$41.25
(5)	2017	June 2022	500	$7.50
(6)	2017	June 2022	6,095	$105.00
(7)	2017	August 2022	32,000	$2.25
(8)	2017	August 2022	4,000	$46.88
(9)	2017	August 2022	47,995	$150.00
(9)	2017	August 2022	9,101	$7.50
(10)	2017	August 2022	16,664	$2.25
(10)	2017	August 2022	7,335	$2.25
(11)	2017	October 2022	666	$2.25
(12)	2017	May 2023	25,037	$2.25
(13)	2018	October 2022	7,207	$112.50
(14)	2018	April 2019	121,611	$7.50
(14)	2018	April 2023	121,611	$7.50
(15)	2018	October 2022	15,466	$11.25
(16)	2018	July 2019	25,501	$7.50
(16)	2018	July 2023	25,501	$7.50
(16)	2018	August 2019	36,333	$7.50
(16)	2018	August 2023	36,333	$7.50
(16)	2018	September 2019	36,333	$7.50
(16)	2018	September 2023	36,333	$7.50
(17)	2018	November 2023	138,941	$5.40
(17)	2018	December 2023	161,172	$5.40
			917,563

(1)	These warrants were issued in connection with a private placement which was completed in October 2014.
(2)	These warrants were issued in connection with an offering which was completed in February 2015.
(3)	These warrants were issued in connection with an offering which was completed in July 2015.
(4)

These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of March 31, 2019, 357 warrants are recorded as a liability, See Note 9 – Fair Value for further discussion, and 238 are treated as equity.

(5)	These warrants were issued in connection with a June 2017 merger transaction (the “Merger”).
(6)	These warrants were issued in connection with the Merger.
(7)	These warrants were issued in connection with the August 2017 Offering and are the August 2017 Offering Warrants discussed below.
(8)	These warrants were issued in connection with the August 2017 Offering.

(9)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering.
(10)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.
(11)

These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.

(12)	These warrants were issued in connection with the Series C Preferred Offering and are the Series C Warrants discussed below.
(13)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.
(14)	These warrants were issued in connection with the 2018 Note Agreement.
(15)	These warrants were issued in connection with the 2018 Note Agreement.
(16)	These warrants were issued in connection with the 2018 Note Agreement.
(17)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment Agreement.

August 2017 Offering Warrants

In connection with the August 2017 Offering, the Company issued 178,666 warrants at an exercise price of $45.00, which contain a down round provision. The August 2017 Offering Warrants were exercisable immediately and expire 5 years from date of issuance.

As a result of the Series C Preferred Offering, the exercise price of the August 2017 Offering Warrants was adjusted to $21.00 per share.

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the August 2017 Offering Warrants was adjusted to $15.60. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provisions on the warrants to be approximately $62,000 and recorded this as a deemed dividend (“Deemed Dividend E”). In addition, as a result of the 2018 Inducement Agreement, the exercise price of the August 2017 Offering Warrants was further adjusted to $11.25 as a result of the Exercise Price Reduction discussed above.

There were zero and 20,000 August 2017 Offering Warrants exercised during the three months ended March 31, 2019 and 2018, respectively, for proceeds to the Company of zero and $225,000, respectively. During the three months ended March 31, 2018, the intrinsic value of the August 2017 Offering Warrants exercised was zero.

Note Conversion Warrants

Upon the closing of the August 2017 Offering, the Company issued 23,999 warrants to purchase the Company’s common stock (the “Note Conversion Warrants”). The Note Conversion Warrants have an exercise price of $45.00 per share and contain a down round provision. As a result of the Series C Preferred Offering, the exercise price of the Note Conversion Warrants was adjusted to $21.00 per share.

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the Note Conversion Warrants was adjusted to $15.60. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $8,000 and recorded this as a deemed dividend (“Deemed Dividend F”). In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Note Conversion Warrants was further adjusted to $11.25. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $5,000 and recorded this as a deemed dividend (“Deemed Dividend G”).

Convertible Promissory Note Warrants

The Convertible Promissory Note Warrants had an original exercise price of $45.00 per share and contain a down round provision. As a result of the Series C Preferred Offering, the exercise price of the Convertible Promissory Note Warrants was adjusted to $21.00 per share.

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the Convertible Promissory Note Warrants was adjusted to $15.60. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend H”). In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Convertible Promissory Note Warrants was further adjusted to $11.25. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend I”).

Series C Warrants

In connection with the Series C Preferred Offering, the Company issued 130,857 warrants at an exercise price of $24.45, which contain a down round provision. Series C Warrants are exercisable on the six-month anniversary of the date of issuance and expire 5 years from date they are initially exercisable. The terms of the Series C Warrants prohibit a holder from exercising its Series C Warrants if doing so would result in such holder (together with its affiliates) beneficially owning more than 4.99% of the Company’s outstanding shares of common stock after giving effect to such exercise, provided that, at the election of a holder and notice to the Company, such beneficial ownership limitation may be increased to 9.99% of the Company’s outstanding shares of common stock after giving effect to such exercise.

In February 2018, as a result of the 2018 Purchase Agreement, the exercise price of the Series C Warrants was adjusted to $15.60. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $58,000 and recorded this as a deemed dividend (“Deemed Dividend J”). In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Series C Warrants was further adjusted to $11.25 as a result of the Exercise Price Reduction discussed above.

Creditor Warrants

In the fourth quarter of 2017, the Company entered into Settlement Agreements with the Creditors pursuant to which the Company agreed to issue, to certain of its Creditors, 7,207 Creditor Warrants to purchase 7,207 shares of the Company’s common stock at an exercise price of $112.50 per share. The Creditor Warrants were issued in February 2018. See Note 4 – Convertible Notes.

Deemed Dividends

As discussed above, certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

There were no deemed dividends during the three months ended March 31, 2019. The following represents a summary of the dividends recorded for the three months ended March 31, 2018:

Amount Recorded
Deemed Dividends	(in thousands)

Dividends resulting from the 2018 Purchase Agreement
Deemed Dividend A	$1,358
Deemed Dividend C	829
Deemed Dividend E	62
Deemed Dividend F	8
Deemed Dividend H	*
Deemed Dividend J	58

Dividends resulting from the 2018 Inducement Agreement
Deemed Dividend B	40
Deemed Dividend D	1,154
Deemed Dividend G	5
Deemed Dividend I	*

For the three months ended March 31, 2018	$3,514

* Represents less than one thousand dollars

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

2016 Warrant Liability

The Company assumed the 2016 Warrant Liability in the Merger and it represents the fair value of warrants issued in January 2016, of which, 357 warrants remain outstanding as of March 31, 2019.

In March 2018, a portion of the 2016 Warrant Liability was part of a settlement agreement pursuant to a lawsuit that was filed against the Company by one of the warrant holders. As such, approximately $0.4 million of the warrant liability, representing 1,347 warrants, was canceled on the date of the settlement agreement and replaced by and amounts now recorded as other current liabilities or other long-term liabilities. For further detail, see discussion of the Crede Agreement in Note 5 – Accrued Expenses And Other Current Liabilities.

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of March 31, 2019, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of 1.75 years; annual volatility of 142%; and a risk-free interest rate of 2.27%. As of December 31, 2018, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of two years; annual volatility of 176%; and a risk-free interest rate of 2.48%.

2018 Warrant Liabilities

During 2018, the Company issued 243,223 of April 2018 Warrants, 15,466 of Advisor Warrants, 196,337 of Q3 2018 Warrants and 300,114 of Q4 2018 Warrants. All of these warrants issuances were classified as warrant liabilities (the “2018 Warrant Liabilities”). See Note 4 - Convertible Notes for further discussion of each warrant.

The 2018 Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of March 31, 2019, assumptions used in the valuation of the 2018 Warrant Liabilities include: remaining life to maturity of 0.05 to 4.76 years; annual volatility of 97% to 163%; and risk free rate of 2.21% to 2.44%.

During the three months ended March 31, 2019 and 2018, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended March 31, 2019
	2016 Warrant	2018 Warrant	Total Warrant
	Liability	Liabilities	Liabilities
Beginning balance at January 1	$116	$1,016	$1,132
Total gain:
Revaluation recognized in earnings	(23)	(217)	(240)
Balance at March 31	$93	$799	$892

	Three Months Ended March 31, 2018
	2016 Warrant	2018 Warrant	Total Warrant
	Liability	Liabilities	Liabilities
Beginning balance at January 1	$841	$–	$841
Total gain:
Revaluation recognized in earnings	(261)	–	(261)
Deductions – warrant liability settlement	(456)	–	(456)
Balance at March 31	$124	$–	$124

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

Bridge Notes Redemption Feature

At the time of the Bridge Note issuances, the Company recorded derivative instruments as liabilities with an initial fair value of approximately $0.3 million. The valuations were performed using the “with and without” approach, whereby the Bridge Notes were valued both with the embedded derivative and without, and the difference in values was recorded as the derivative liability. See Note 4 - Convertible Notes for further discussion.

Conversion Option

The Company recorded derivative liabilities related to the Conversion Option of the Exchange Notes issued during 2018 with an initial fair value of approximately $0.4 million. The valuations were performed using the Monte Carlo methodology. See Note 4 - Convertible Notes for further discussion.

During the three months ended March 31, 2019, the change in the fair value of the derivative liabilities measured using significant unobservable inputs (Level 3) was comprised of the following:

(Dollars in thousands)	Three Months Ended March 31, 2019
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$30	$32	$62
Deductions:	—	(39)	(39)
Total (gain) loss:
Revaluation recognized in earnings	(30)	7	(23)
Balance at March 31	$—	$—	$—

There were no derivative liabilities in the first quarter of 2018.

10. EQUITY INCENTIVE PLAN

The Company's 2006 Equity Incentive Plan (the "2006 Plan") was terminated as to future awards on July 12, 2016. The Company's 2017 Stock Option and Incentive Plan (the "2017 Plan") was adopted by the Company's stockholders on June 5, 2017 and there were 44,444 shares of common stock reserved for issuance under the 2017 Plan. The 2017 Plan will expire on June 5, 2027.

Amendment of the 2017 Stock Option and Incentive Plan

On January 31, 2018, at a special meeting of the stockholders of the Company, the stockholders approved an amendment and restatement of the 2017 Plan to:

•	increase the aggregate number of shares authorized for issuance under the 2017 Plan by 359,300 shares to 403,744 shares;
•

increase the maximum number of shares that may be granted in the form of stock options or stock appreciation rights to any one individual in any one calendar year and the maximum number of shares underlying any award intended to qualify as performance-based compensation to any one individual in any performance cycle, in each case to 66,666 shares of common stock; and

•

add an “evergreen” provision, pursuant to which the aggregate number of shares authorized for issuance under the 2017 Plan will be automatically increased each year beginning on January 1, 2019 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company’s Board of Directors or Compensation Committee.

Stock Options.

The Company accounts for all stock-based compensation payments to employees and directors, including grants of employee stock options, at fair value and expenses the benefit in operating expense in the condensed consolidated statements of operations over the service period of the awards. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate and estimated forfeiture rate.

During the three months ended March 31, 2019, the Company granted stock options to purchase up to 276,700 shares of common stock at a weighted average exercise price of $2.25. 100,000 of the stock options granted during the three months ended March 31, 2019 were awards subject to performance-based milestone vesting and no expense was recorded for these options during the three months ended March 31, 2019.

The following table summarizes stock option activity under our plans during the three months ended March 31, 2019:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2019	224,895	$15.90
Granted	276,700	2.25
Forfeited	(3,333)	2.10
Outstanding at March 31, 2019	498,262	$8.40
Exercisable at March 31, 2019	74,836	$24.75

As of March 31, 2019, there were 392,398 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 9.4 years.

During the three months ended March 31, 2018, there were 219,101 options granted with a weighted average exercise price of $10.65 and 196 options forfeited with a weighted average exercise price of $1,653.45.

For the three months ended March 31, 2019 and 2018, we recorded compensation expense for all stock awards of $0.2 million and $0.1 million, respectively, within operating expense in the accompanying statements of operations. As of March 31, 2019, the unrecognized compensation expense related to unvested stock awards was $2.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

11. SALES SERVICE REVENUE, NET AND ACCOUNTS RECEIVABLE

ASC Topic 606, “Revenue from contracts with customers”

The Company follows the guidance of ASC 606 for the recognition of revenue from contracts with customers to transfer goods and services. The Company performed a comprehensive review of its existing revenue arrangements following the five-step model:

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three months ended March 31, 2019 and 2018 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Three Months Ended March 31,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$3	$12	$—	$—	$3	$12
Medicare	394	134	—	—	394	134
Self-pay	4	26	—	—	4	26
Third party payers	356	131	—	—	356	131
Contract diagnostics	—	—	153	488	153	488
Service revenue, net	$757	$303	$153	$488	$910	$791

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended March 31, 2019 and December 31, 2018, the deferred revenue was $35,000 and $49,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2019	2018	2019	2018	2019	2018
Medicaid	$3	$15	$—	$(3)	$3	$12
Medicare	394	137	—	(3)	394	134
Self-pay	4	26	—	—	4	26
Third party payers	1,017	317	(661)	(186)	356	131
Contract diagnostics	153	488	—	—	153	488
	1,571	983	(661)	(192)	910	791
Clinical research grants and other	7	5	—	—	7	5
	$1,578	$988	$(661)	$(192)	$917	$796

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954‑605‑45‑5 and ASU 2011‑07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$3	$12	$(3)	$(11)	$—	$1
Medicare	394	134	(59)	(20)	335	114
Self-pay	4	26	—	—	4	26
Third party payers	356	131	(142)	(53)	214	78
Contract diagnostics	153	488	—	—	153	488
	910	791	(204)	(84)	706	707
Clinical research grants and other	7	5	—	—	7	5
	$917	$796	$(204)	$(84)	$713	$712

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

The following summarizes the mix of receivables:

(dollars in thousands)	March 31, 2019	December 31, 2018
Medicaid	$81	$82
Medicare	782	633
Self-pay	106	108
Third party payers	1,540	1,382
Contract diagnostic services	204	193
Other	—	—
	$2,713	$2,398
Less allowance for doubtful accounts	(1,912)	(1,708)
Accounts receivable, net	$801	$690

The following table presents the roll-forward of the allowance for doubtful accounts for the three months ended March 31, 2019.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2019		$(1,708)
Collection Allowance:
Medicaid	$(3)
Medicare	(59)
Third party payers	(142)
Service revenue, net	(204)
Bad debt expense	$—
Total charges		(204)
Balance, March 31, 2019		$(1,912)

12. SUBSEQUENT EVENTS

Convertible Notes

Through the issuance date of this Report on Form 10-Q, approximately $3.7 million of the total $4.1 million of convertible notes that were outstanding at March 31, 2019, plus interest, has been converted into a total of approximately 1,061,069 shares of common stock of the Company.

April 2019 Note Issuance.

On April 16, 2019, the Company entered into the Amendment No.2 Agreement amending and restating the terms of the 2018 Note Agreement (as first amended pursuant to the Amendment and Restatement dated November 29, 2018). The Amendment No. 2 Agreement provides for the issuance of up to approximately $989,011 of April 2019 Additional Notes and Warrants on substantially the same terms and conditions as the notes and warrants that were issued in connection with the original amendment and restatement. The April 2019 Additional Notes and Warrants shall be purchased no later than May 31, 2019, and were subscribed for by investors that previously participated in the 2018 Note Agreement. Upon issuance of the April 2019 Additional Notes, the Company will calculate any debt issuance costs, including possible beneficial conversion features, and record them as a reduction of the debt in its condensed consolidated balance sheet, similar to the Bridge Notes that the Company issued during 2018 (see Note 7 – Convertible Notes).

The conversion price of the April 2019 Additional Notes shall be equal to the greater of $3.75 or $0.75 above the closing bid price of our common stock on the date prior to the original issue date. In the event the notes are not paid in full prior to 180 days after the original issue date, the conversion price shall be equal to 80% of the lowest volume weighted average price (“VWAP”) in the 10 trading days prior to the date of the notice of conversion, but in no event below the floor price of $2.25.

On April 16, 2019, the initial closing of April 2019 Additional Notes provided the Company with approximately $900,000 of gross proceeds for the issuance of notes with an aggregate principal of approximately $989,011. As part of the transaction, the investors also received 146,520 warrants to purchase common stock of the Company exercisable at a price of $5.40.

May 2019 Note Issuance.

On May 14, 2019, the Company entered into the May 2019 Note Agreement and May 2019 Transaction, pursuant to which the Company would issue up to approximately $1,098,901 in Senior Secured Convertible Promissory Notes along with warrants. The number of warrants is equal to the number of shares of common stock issuable upon conversion of the notes based on the conversion price at the time of issuance. The warrants have a five year term.The May 2019

Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Transaction consists of a series of unregistered Senior Secured Convertible Notes (the “May 2019 Bridge Notes”), bearing interest at a rate of 8% annually and an original issue discount of 9%. The May 2019 Bridge Notes are convertible at a price of $7.12 per share, provided that (a) if the notes are not repaid within 180 days of the note’s issuance date or (b) upon a Registration Statement (as defined in the May 2019 Note Agreement) being declared effective,  whichever occurs earlier, the conversion price shall be adjusted to 80% of the lowest volume weighted average price during the prior 10 days, subject to a minimum conversion price of $2.25 per share.

The closing of the May 2019 Transaction provided the Company with proceeds of $1,000,000, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1,098,901.

The May 2019 Bridge Notes are payable by the Company on the earlier of (i) April 16, 2020 or (ii) upon the closing of a qualified offering, namely the Company raising gross proceeds of at least $7,000,000 (the “Maturity Date”). At any time, provided that the Company gives 5 business days written notice, the Company has the right to redeem the outstanding principal amount of the May 2019 Bridge Notes, including accrued but unpaid interest, all liquidated damages and all other amounts due under the May 2019 Bridge Notes, for cash as follows: (i) an amount which is equal to the sum of 105% if the Company exercises its right to redeem the May 2019 Bridge Notes within 90 days of the initial closing, (ii) 110% if the Company exercises its right to redeem the May 2019 Bridge Notes within 180 days of the initial closing, or (iii) 115% if the Company exercises its right to redeem after 180 days from the initial closing.

The terms of the May 2019 Note Agreement also stipulate that upon written demand by one of the investors after August 22, 2019, the Company shall file a registration statement within thirty (30) days after written demand covering the resale of all or such portion of the conversion shares for an offering to be made on a continuous basis pursuant to Rule 415. The registration statement filed shall be on Form S‑3 or Form S‑1, at the option of the Company. If the Company does not file a registration statement in accordance with the terms of the May 2019 Note Agreement, then on the business day following the applicable filing date and on each monthly anniversary of the business day following the applicable filing date (if no registration statement shall have been filed by the Company in accordance herewith by such date), the Company shall pay to the investors an amount in cash, as partial liquidated damages, equal to 1% per month (pro-rata for partial months) based upon the gross purchase price of the May 2019 Bridge Notes (calculated on a daily basis) under the May 2019 Note Agreement.

The obligations under the May 2019 Bridge Notes are secured, subject to certain exceptions and other permitted payments by a perfected security interest on the assets of the Company.

The 9% discount associated with the May 2019 Bridge Notes was approximately $98,901 and was recorded as a debt discount.

As part of the closing of the May 2019 Note Agreement, the investors received 154,343 warrants to purchase 154,343 shares of common stock of the Company (the “May 2019 Warrants”), exercisable at $9.56.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results.  Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, sources of funding operations, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, business strategy, industry conditions, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, expected financial and other benefits from our organizational restructuring activities, actions of governments and regulatory factors affecting our business, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative versions of these terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the Securities and Exchange Commission on April 16, 2019. Results for the three months ended March 31, 2019 are not necessarily indicative of results that may be attained in the future.

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

Recent Developments

Nasdaq Compliance

On March 26, 2019, we were notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC that we did not meet the minimum closing bid price requirement of $1 for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).  On April 25, 2019 we filed a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware, pursuant to which we effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on April 26, 2019, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on April 29, 2019.  On May 15, 2019, we received notification from Nasdaq that the Company’s stock price was in compliance with the Bid Price Requirement, and that the matter is now closed.

April 2019 Notes

On April 16, 2019, the Company entered into the second amendment an restatement (the “Amendment No.2 Agreement”) amending and restating the terms of the 2018 Note Agreement (as first amended pursuant to the Amendment and Restatement dated Nov 29, 2019) The Amendment No. 2 Agreement provides for the issuance of up to approximately $989,011 of April 2019 Additional Notes and Warrants on substantially the same terms and conditions as the notes and warrants as of the notes and warrants that were issued in connection with the original amendment and restatement. The April 2019 Additional Notes and Warrants shall be purchased no later than May 31, 2019, and were subscribed for by the investors that previously participated in the 2018 Note Agreement.

The conversion price of the April 2019 Additional Notes shall be equal to the greater of $3.75 or $0.75 above the closing bid price of our common stock on the date prior to the original issue date. In the event the notes are not paid in full prior to 180 days after the original issue date, the conversion price shall be equal to 80% of the lowest volume weighted average price (“VWAP”) in the 10 trading days prior to the date of the notice of conversion, but in no event below the floor price of $2.25.

On April 16, 2019, the initial closing of April 2019 Additional Notes provides the Company with approximately $900,000 of gross proceeds for the issuance of notes with an aggregate principal of approximately $989,011. As part of the transaction, the investors also received 146,520 warrants to purchase common stock of the Company exercisable at a price of $5.40

May 2019 Notes

On May 14, 2019, the Company entered into the May 2019 Note Agreement pursuant to which the Company issued approximately $1,098,901 in May 2019 Bridge Notes with proceeds of $1,000,000, net of an original issue discount of 9% and before debt issuance costs. As part of the closing of the May 2019 Note Agreement, the investors received 154,343 warrants to purchase 154,343 shares of common stock of the Company, exercisable at $9.56.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of March 31, 2019, the Company had a net loss of $1.7 million, negative working capital of $8.5 million and net cash used in operating activities of $1.9 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•

The Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement” or “Equity Line”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  As of April 30, 2019, we have already received approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during the fourth quarter of 2018 and $2.4 million from the sale of 998,076 shares of common stock to Lincoln Park during 2019.

•

On April 16, 2019, the Company entered into a second amendment and restatement agreement amending and restating the terms of the 2018 Note Agreement (as first amended pursuant to the Amendment and Restatement dated Nov 29, 2019) (the "Amendment No.2 Agreement"). Amendment No. 2 Agreement provided for the issuance of up to approximately $989,011 of additional Notes together with applicable Warrants (the “April 2019 Additional Notes and Warrants”) on substantially the same terms and conditions as the notes and warrants as of the notes and warrants that were issued in connection with the Amendment and Restatement.  The closing of the April 2019 Additional Notes provided the Company with approximately $900,000 of gross proceeds for the issuance of notes with an aggregate principal of approximately $989,011.

•

On May 14 2019, the Company entered into a securities purchase agreement (the “May 2019 Note Agreement”) with certain investors, pursuant to which the Company would issue up to approximately $1,098,901 in Senior Secured Convertible Promissory Notes along with warrants (the “May 2019 Transaction”). The closing of the May 2019 Transaction provided the Company with proceeds of $1,000,000 for the issuance of notes with an aggregate principal of $1,098,901.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Service revenue, net, less allowance for doubtful accounts	$706	$707	$(1)	-%
Other	7	5	2	40%
Net Sales	713	712	1	-%

Net sales for the three months ended March 31, 2019 were approximately $0.7 million, which is flat as compared to the same period in 2018.  During the three months ended March 31, 2019, patient diagnostic service revenue had an increase of $0.3 million as compared to the same period in 2018 due to an increase in cases processed. We processed 360 cases during the three months ended March 31, 2019 as compared to 140 cases during the same period in 2018, or a 157% increase in cases. The increase in volume is the result of increased sales personnel.  This increase was offset by a decrease $0.3 million in contract diagnostic service revenue for the three months ended March 31, 2019 as compared to 2018 due to the fact that there were fewer contract projects being performed during the current year.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $0.7 million for the three months ended March 31, 2019 and 2018, respectively.  Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs and a decrease in contract diagnostic costs which are both in line with the changes in related revenues discussed above.

Gross Loss.  Gross loss and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2019	2018	2019	2018
Gross Profit	$38	$24	5%	3%

Gross margin was 5% of total net sales, for the three months ended March 31, 2019, compared to 3% of total net sales for the same period in 2018. The gross profit was less than $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses decreased by $0.4 million to $2.1 million for the three months ended March 31, 2019 as compared to the same period in 2018. This decrease is a result of a decrease in impairment of goodwill of $0.3 million and a decrease in general and administrative expenses of $0.4 million due to a decrease in legal and other professional fees. The decreases were partially offset by a $0.2 million increase in selling expenses due increased headcount and increased stock compensation costs of $0.1 million.

Other Income (Expense). Other income, net was $0.4 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and included income from warrant revaluations of $0.2 million and $0.3 million, respectively, and income from gain on settlement of liabilities of $0.2 million and $0.1 million, respectively.

The other income items were partially offset by the following expenses: interest expense, net was  $23,000 and $8,000 during the three months ended March 31, 2019 and 2018, respectively, and for the three months ended March 31, 2018, other expense included $0.4 million of expense from a loss recorded on settlement of equity instruments.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	March 31, 2019	December 31, 2018	Change
Current assets (including cash of $302 and $381 respectively)	$1,433	$1,793	$(360)
Current liabilities	9,951	13,765	(3,814)
Working capital	$(8,518)	$(11,972)	$3,454

During the first quarter of 2019 we received gross proceeds of $1.7 million from sale of 758,076 shares of our common stock.

Analysis of Cash Flows – Three Months Ended March 31, 2019 and 2018

Net Change in Cash. Cash decreased by $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $1.9 million during the three months ended March 31, 2019 included a net loss of $1.6 million, an increase in accounts receivable of $0.3 million and a decrease in accounts payable of $0.4 million. These were partially offset by an  increase in operating lease liabilities and accrued expenses and other liabilities of $0.2 million and non-cash adjustments of $0.2 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, changes in provision for losses on doubtful accounts, warrant and derivative revaluations, stock based compensation, and gains on settlements of liabilities. The cash flows used in operating activities in the three months ended March 31, 2018 included the net loss of $2.4 million and a decrease in accounts payables of $0.1 million. These were partially offset by a decrease in accounts receivable of $0.1 million, a decrease in other assets of $0.2 million, an increase in accrued expenses and other liabilities of $0.2 million and non-cash adjustments of $0.8 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, impairment of goodwill, changes in provision for losses on doubtful accounts, warrant revaluations, stock based compensation, and gains or losses on settlements of liabilities.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $3,000 and $5,000 for the three months ended March 31, 2019 and 2018, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $1.8 million for the three months ended March 31, 2019, which included proceeds of $1.7 million from the issuance of common stock and $0.3 million from the issuance of convertible notes. These proceeds were partially offset by payments on our long-term debt of $0.1 million and payments for our finance lease obligations and deferred financing costs of $0.1 million. Cash flows provided by financing activities totaled $1.0 million for the three months ended March 31, 2018, which included proceeds of $0.6 million from the issuance of common stock, $0.3 million from the issuance of long-term debt and proceeds of $0.2 million from the exercise of warrants. These were partially offset by $0.1 million of payments on our debt and finance lease obligations.

Off-Balance Sheet Arrangements

At each of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report on form 10‑K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of our financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 13, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31,  2019.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. On April 5, 2017, the court clerk entered default against the Company. On May 5, 2017, XIFIN filed an application for entry of default judgment against us. A liability of $0.1 million is reflected in accounts payable within the accompanying condensed consolidated balance sheet at March 31, 2019 and December 31, 2018, respectively. On April 19, 2019, the Company executed a settlement agreement with XIFIN pursuant to which the Company paid to XIFIN an agreed amount as settlement in consideration for total release from all outstanding amounts due and payable by the Company to XIFIN. The settlement amount was paid by the Company on April 19, 2019 and there is no remaining amount due to XIFIN as of the filing of this Quarterly Report on Form 10-Q.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheet at March 31, 2019 and December 31, 2018.

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

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000. A liability of $39,000 million has been recorded in accounts payable within the accompanying condensed consolidated balance sheet at March 31, 2019 and December 31, 2018.  On April 2, 2019, the Superior Court issued a subpoena commanding the Company to appear before the Superior Court on May 13, 2019. Subsequent to April 2, 2019, the Company paid Bio-Rad approximately $39,000, plus interest, and there is no remaining amount due to Bio-Rad as of the filing of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. As of March 31, 2019, we had a net loss of $1.7 million, negative working capital of $8.5 million and net cash used in operating activities of $1.9 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of March 31, 2019, our cash balance was $0.3 million and our working capital was approximately negative $8.5 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

On March 26, 2019, we were notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC that we did not meet the minimum closing bid price requirement of $1 for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).  On April 25, 2019 we filed a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware, pursuant to which we effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on April 26, 2019, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on April 29, 2019.  On May 15, 2019, we received notification from Nasdaq that the Company’s stock price was in compliance with the Bid Price Requirement, and that the matter is now closed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Convertible Note Issuance

On May 14, 2019, the Company entered into a securities purchase agreement (the “May 2019 Note Agreement”) with certain Investors, pursuant to which the Company would issue up to approximately $1,098,901 in Senior Secured Convertible Promissory Notes along with warrants (the “May 2019 Transaction”). The number of warrants is equal to the number of shares of common stock issuable upon conversion of the notes based on the conversion price at the time of issuance. The warrants have a five-year term. The May 2019 Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Transaction consists of a series of unregistered Senior Secured Convertible Notes (the “May 2019 Bridge Notes”), bearing interest at a rate of 8% annually and an original issue discount of 9%. The May 2019 Bridge Notes are convertible at a price of $7.12 per share, provided that (a) if the notes are not repaid within 180 days of the note’s issuance date or (b) upon a Registration Statement (as defined in the May 2019 Note Agreement) being declared effective, whichever occurs earlier, the conversion price shall be adjusted to 80% of the lowest volume weighted average price during the prior 10 days, subject to a minimum conversion price of $2.25 per share.

The closing of the May 2019 Transaction provided the Company with proceeds of $1,000,000, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1,098,901.

The May 2019 Bridge Notes are payable by the Company on the earlier of (i) April 16, 2020 or (ii) upon the closing of a qualified offering, namely the Company raising gross proceeds of at least $7,000,000 (the “Maturity Date”). At any time, provided that the Company gives 5 business days written notice, the Company has the right to redeem the outstanding principal amount of the May 2019 Bridge Notes, including accrued but unpaid interest, all liquidated damages and all other amounts due under the May 2019 Bridge Notes, for cash as follows: (i) an amount which is equal to the sum of 105% if the Company exercises its right to redeem the May 2019 Bridge Notes within 90 days of the initial closing, (ii) 110% if the Company exercises its right to redeem the May 2019 Bridge Notes within 180 days of the initial closing, or (iii) 115% if the Company exercises its right to redeem after 180 days from the initial closing.

The terms of the May 2019 Note Agreement also stipulates that upon written demand by one of the Investors after August 22, 2019, the Company shall file a registration statement within thirty (30) days after written demand covering the resale of all or such portion of the conversion shares for an offering to be made on a continuous basis pursuant to Rule 415. The registration statement filed shall be on Form S‑3 or Form S‑1, at the option of the Company. If the Company does not file a registration statement in accordance with the terms of the May 2019 Note Agreement, then on the business day following the applicable filing date and on each monthly anniversary of the business day following the applicable filing date (if no registration statement shall have been filed by the Company in accordance herewith by such date), the Company shall pay to the Investors an amount in cash, as partial liquidated damages, equal to 1% per month (pro-rata for partial months) based upon the gross purchase price of the May 2019 Bridge Notes (calculated on a daily basis) under the May 2019 Note Agreement.

The obligations under the May 2019 Bridge Notes are secured, subject to certain exceptions and other permitted payments by a perfected security interest on the assets of the Company.

The 9% discount associated with the May 2019 Bridge Notes was approximately $98,901 and was recorded as a debt discount.

As part of the closing of the May 2019 Note Agreement, Investors received 154,343 warrants to purchase 154,343 shares of common stock of the Company (the “May 2019 Warrants”), exercisable at $9.56.

The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D, as a transaction by an issuer not involving a public offering, for purposes of the private placement.

Item 6. Exhibits

(a)	Exhibits

10.1	Form of 8% Senior Secured Convertible Promissory Note, dated May 14, 2019.

10.2	Form of Warrant to Purchase Common Stock dated May 14, 2019.

10.3	Form of Security Agreement by and among the Company and the investors named therein, dated May 14, 2019.

10.4	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein, dated May 14, 2019.

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECIPIO, INC.

Date: May 16, 2019	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2019	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)