Form 10-Q
period 2019-06-30
Precipio, Inc.
filed 2019-08-09
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

a
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

As of August 6, 2019, the number of shares of common stock outstanding was 6,093,369.

PRECIPIO, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

		June 30, 2019
		(unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash		$1,169	$381
Accounts receivable, net		883	690
Inventories		189	197
Other current assets		90	525
Total current assets		2,331	1,793

PROPERTY AND EQUIPMENT, NET		458	496

OTHER ASSETS:
Operating lease right-of-use assets		627	—
Intangibles, net		18,764	19,291
Other assets		25	25
Total assets		$22,205	$21,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs		$103	$263
Current maturities of convertible notes, less debt discounts and debt issuance costs		39	4,377
Current maturities of finance lease liabilities		51	57
Current maturities of operating lease liabilities		212	—
Accounts payable		2,671	5,169
Accrued expenses		1,655	1,940
Deferred revenue		19	49
Other current liabilities		—	1,910
Total current liabilities		4,750	13,765
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs		223	253
Finance lease liabilities, less current maturities		133	155
Operating lease liabilities, less current maturities		421	—
Common stock warrant liabilities		2,336	1,132
Derivative liabilities		—	62
Deferred tax liability		70	70
Other long-term liabilities		45	45
Total liabilities		7,978	15,482
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at June 30, 2019 and December 31, 2018, 47 shares issued and outstanding at June 30, 2019 and December 31, 2018, liquidation preference at par value at June 30, 2019 and December 31, 2018		—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2019 and December 31, 2018, 5,993,369 and 2,298,738 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	(1)	60	23
Additional paid-in capital	(1)	69,428	53,796
Accumulated deficit		(55,261)	(47,696)
Total stockholders’ equity		14,227	6,123
		$22,205	$21,605

(1) The common stock shares and additional paid-in capital for all periods presented reflect the one-for fifteen reverse stock split, which took effect on April 26, 2019.

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SALES:
Service revenue, net	$1,195	$899	$2,105	$1,690
Clinical research grants	–	62	–	62
Other	4	(2)	11	3
Revenue, net of contractual allowances and adjustments	1,199	959	2,116	1,755
less allowance for doubtful accounts	(257)	(142)	(461)	(226)
Net sales	942	817	1,655	1,529
COST OF SALES:
Service revenue	770	585	1,445	1,273
Clinical research grants	–	57	–	57
Total cost of sales	770	642	1,445	1,330
Gross profit	172	175	210	199
OPERATING EXPENSES:
Operating expenses	2,467	2,358	4,564	4,536
Impairment of goodwill	–	–	–	294
TOTAL OPERATING EXPENSES	2,467	2,358	4,564	4,830
OPERATING LOSS	(2,295)	(2,183)	(4,354)	(4,631)
OTHER INCOME (EXPENSE):
Interest expense, net	(178)	(48)	(201)	(56)
Warrant revaluation	(822)	323	(582)	584
Loss on modification of warrants	(1,128)	–	(1,128)	–
Derivative revaluation	(438)	(1)	(415)	(1)
Gain on settlement of liability, net	1,084	6	1,251	147
Loss on litigation	(266)	–	(266)	–
Loss on issuance of convertible notes	(1,870)	(928)	(1,870)	(928)
Loss on settlement of equity instruments	–	–	–	(385)
	(3,618)	(648)	(3,211)	(639)
LOSS BEFORE INCOME TAXES	(5,913)	(2,831)	(7,565)	(5,270)
INCOME TAXES	–	–	–	–
NET LOSS	(5,913)	(2,831)	(7,565)	(5,270)

Deemed dividends related to beneficial conversion feature of preferred stock and fair value of consideration issued to induce conversion of preferred stock	–	(334)	–	(3,848)
TOTAL DIVIDENDS	–	(334)	–	(3,848)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,913)	$(3,165)	$(7,565)	$(9,118)

BASIC AND DILUTED LOSS PER COMMON SHARE (1)	$(1.05)	$(2.29)	$(1.66)	$(8.20)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (1)	5,655,022	1,382,519	4,554,571	1,111,964

(1)	Net loss per share and the number of shares used in the per share calculations for all periods presented reflect the one-for fifteen reverse stock split, which took effect on April 26, 2019.

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Total
Balance, January 1, 2019	47	$—	2,298,738	$23	$53,796	$(47,696)	$6,123
Net loss	—	—	—	—	—	(1,652)	(1,652)
Conversion of convertible notes into common stock	—	—	1,248,115	12	3,114	—	3,126
Issuance of common stock in connection with purchase agreements	—	—	758,076	8	1,718	—	1,726
Write-off debt premiums (net of debt discounts) in conjunction with convertible note conversions	—	—	—	—	315	—	315
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	39	—	39
Stock-based compensation	—	—	—	—	156	—	156
Balance, March 31, 2019	47	$—	4,304,929	$43	$59,138	$(49,348)	$9,833
Net loss	—	—	—	—	—	(5,913)	(5,913)
Conversion of convertible notes into common stock	—	—	1,138,310	12	4,134	—	4,146
Issuance of common stock in connection with purchase agreements	—	—	240,000	2	682	—	684
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(842)	—	(842)
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	438	—	438
Proceeds upon issuance of common stock from exercise of warrants	—	—	310,200	3	1,572	—	1,575
Write-off warrant liability in conjunction with warrant exercises	—	—	—	—	2,364	—	2,364
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	1,792	—	1,792
Stock-based compensation	—	—	—	—	151	—	151
Payment of fractional common shares in conjunction with reverse stock split	—	—	(71)	—	(1)	—	(1)
Balance, June 30, 2019	47	$—	5,993,368	$60	$69,428	$(55,261)	$14,227

	For the Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Total
Balance, January 1, 2018	4,935	$—	679,774	$7	$44,560	$(31,542)	$13,025
Net loss	—	—	—	—	—	(2,439)	(2,439)
Conversion of preferred stock into common stock	(4,888)	—	431,022	4	(4)	—	—
Issuance of common stock in connection with purchase agreements	—	—	59,457	1	617	—	618
Issuance of common stock in exchange for cancelation of other current liabilities	—	—	120,983	1	1,896	—	1,897
Issuance of common stock upon exercise of warrants	—	—	20,000	—	225	—	225
Stock-based compensation	—	—	—	—	82	—	82
Balance, March 31, 2018	47	$—	1,311,236	$13	$47,376	$(33,981)	$13,408
Net loss	—	—	—	—	—	(2,831)	(2,831)
Issuance of common stock upon exercise of warrants	—	—	192,733	2	865	—	867
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	1,076	—	1,076
Liability recorded related to equity purchase agreement repricing	—	—	—	—	—	(460)	(460)
Stock-based compensation	—	—	—	—	138	—	138
Balance, June 30, 2018	47	$—	1,503,969	$15	$49,455	$(37,272)	$12,198

(1) The common stock shares and additional paid-in capital for all periods presented reflect the one-for fifteen reverse stock split, which took effect on April 26, 2019.

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,565)	$(5,270)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	560	680
Amortization of operating lease right-of-use asset	123	—
Amortization of finance lease right-of-use asset	30	—
(Accretion) amortization of deferred financing costs, debt discounts and debt premiums	(50)	10
Gain on settlement of liability, net	(1,251)	(147)
Loss on settlement of equity instrument	—	385
Loss on litigation	266	—
Loss on issuance of convertible notes	1,870	928
Stock-based compensation	307	220
Impairment of goodwill	—	294
Provision for losses on doubtful accounts	463	224
Warrant revaluation	582	(584)
Loss on modification of warrants	1,128	—
Derivative revaluation	415	1
Changes in operating assets and liabilities:
Accounts receivable, net	(656)	(246)
Inventories, net	8	(10)
Other assets	177	263
Accounts payable	(1,316)	(27)
Operating lease liabilities	(117)	—
Accrued expenses and other liabilities	139	(332)
Net cash used in operating activities	(4,887)	(3,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30)	(44)
Net cash used in investing activities	(30)	(44)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(28)	(31)
Payment of deferred financing costs	(120)	(138)
Payment of fractional common shares in conjunction with reverse stock split	(1)	—
Issuance of common stock, net of issuance costs	2,410	618
Proceeds from exercise of warrants	1,575	1,092
Proceeds from long-term debt	—	300
Proceeds from convertible notes	2,150	1,660
Principal payments on convertible notes	(50)	—
Principal payments on long-term debt	(231)	(196)
Net cash flows provided by financing activities	5,705	3,305
NET CHANGE IN CASH	788	(350)
CASH AT BEGINNING OF PERIOD	381	421
CASH AT END OF PERIOD	$1,169	$71

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$18	$26
SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	—	34
Equipment financed through finance lease obligations	—	107
Deferred debt issuance cost financed through accounts payable	—	57
Discount of 9% on issuance of convertible bridge notes	188	164
Other current liabilities canceled in exchange for common shares	—	1,897
Conversion of convertible debt plus interest into common stock	7,272	—
Beneficial conversion feature on issuance of convertible notes	1,792	1,076
Initial valuation of derivative liability recorded in conjunction with issuance of convertible notes	1,858	142
Initial valuation of warrant liability recorded in conjunction with issuance of convertible notes	—	1,205
Liabilities exchanged for convertible notes	2,150	—
Liability recorded related to equity purchase agreement repricing	—	460
Warrant liability canceled due to settlement of equity instruments	—	456
Right-of-use assets obtained in exchange for lease obligations	750	—
Amounts included in measurement of lease liabilities	144	—
Write-off warrant liability in conjunction with warrant exercises	2,364	—
Write-off of debt discounts (net of debt premiums) in conjunction with convertible note conversions	527	—
Write-off of derivative liability in conjunction with convertible note conversions	477	—

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2019 and 2018

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of June 30, 2019, the Company had a net loss of $7.6 million, negative working capital of $2.4 million and net cash used in operating activities of $4.9 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in the Quarterly Report on Form 10‑Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•

The Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement” or “Equity Line”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Form 10-Q, we have already received $4.1 million in aggregate, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $2.4 million from the sale of 998,076 shares of common stock to Lincoln Park during the six months ended June 30, 2019 and $0.3 million from the sale of 100,000 shares of common stock to Lincoln Park from July 1, 2019 through the date of issuance of this Form 10-Q, leaving the Company an additional $5.9 million to draw upon in the coming year.

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

Nasdaq Compliance

On March 26, 2019, we were notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC that we did not meet the minimum closing bid price requirement of $1 for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).  On April 25, 2019 we filed a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, pursuant to which we effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on April 26, 2019, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on April 29, 2019.  On May 15, 2019, we received notification from Nasdaq that the Company’s stock price was in compliance with the Bid Price Requirement, and that the matter is now closed.

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

The condensed consolidated balance sheet as of December 31, 2018 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2018, except for the retroactive adjustment to reflect the Reverse Stock Split. The accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2019 and 2018 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 contained in our Annual Report Form 10‑K, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2019.

Recently Adopted Accounting Pronouncements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases-Topic 842. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard was adopted effective January 1, 2019, using a modified retrospective transition, and thus did not adjust comparative periods. The new standard provides a number of optional practical expedients in transition.  The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  The Company did not elect the use-of-hindsight practical expedient. As a result of the adoption of Topic 842 the Company recognized approximately $0.7 million of lease liabilities and corresponding right-of-use (“ROU”) assets in its condensed consolidated balance sheet on the date of initial application. See Note 7 – Leases for additional information.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our condensed consolidated financial statements.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 1,760,336 and 941,882 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2019 and 2018, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	June 30,
	2019	2018
Stock options	501,242	227,337
Warrants	909,189	460,876
Preferred stock	20,888	10,445
Convertible notes	329,017	243,224
Total	1,760,336	941,882

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	June 30, 2019	December 31, 2018
Department of Economic and Community Development (DECD)	$263	$274
DECD debt issuance costs	(26)	(28)
Financed insurance loan	32	204
September 2018 Settlement	57	66
Total long-term debt	326	516
Current portion of long-term debt	(103)	(263)
Long-term debt, net of current maturities	$223	$253

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

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $2,000 for the six months ended June 30, 2019 and 2018, respectively. Net debt issuance costs were $26,000 and $28,000 at June 30, 2019 and December 31, 2018, respectively and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2017 the Company financed $0.4 million with a 4.99 % interest rate and fully paid off such loan as of May 2018. In July 2018, the Company financed $0.4 million with a 4.89% interest rate and will make monthly payments. As of June 30, 2019 and December 31, 2018, the Financed Insurance Loans outstanding balance of $0.1 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “September 2018 Settlement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the September 2018 Settlement. The settlement amount will accrue interest at the rate of 10% per annum until paid in full. The September 2018 Settlement outstanding balance of $0.1 million was included in long-term debt and accounts payable in the Company’s condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

4. CONVERTIBLE NOTES

Convertible notes consist of the following:

	Dollars in Thousands
	June 30, 2019	December 31, 2018
Convertible bridge notes	$2,197	$4,294
Convertible bridge notes discount and debt issuance costs	(2,158)	(1,111)
Convertible bridge notes premiums	—	647
Convertible promissory notes - Exchange Notes	—	630
Convertible promissory notes - Exchange notes debt issuance costs	—	(83)
Total convertible notes	39	4,377
Current portion of convertible notes	(39)	(4,377)
Convertible notes, net of current maturities	$—	$—

Convertible Bridge Notes.

On April 20, 2018, the Company entered into a securities purchase agreement (the “2018 Note Agreement”) with certain investors (the “April 2018 Investors”), pursuant to which the Company would issue up to approximately $3,296,703 in Senior Secured Convertible Promissory Notes along with warrants (the “Transaction”). The number of warrants is equal to the number of shares of common stock issuable upon conversion of the notes based on the conversion price at the time of issuance. Some of the warrants were issued with a one-year term and some with a five-year term. The 2018 Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions.

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

The terms of the 2018 Note Agreement also stipulate that upon written demand by one of the April 2018 Investors, for any of their draws throughout the year associated with the 2018 Note Agreement after a period of time as defined within the 2018 Note Agreement, the Company shall file a registration statement within thirty (30) days after written demand covering the resale of all or such portion of the conversion shares for an offering to be made on a continuous basis pursuant to Rule 415. The registration statement filed shall be on Form S‑3 or Form S‑1, at the option of the Company. If the Company does not file a registration statement in accordance with the terms of the 2018 Note Agreement, then on the business day following the applicable filing date and on each monthly anniversary of the business day following the applicable filing date (if no registration statement shall have been filed by the Company in accordance herewith by such date), the Company shall pay to the April 2018 Investors an amount in cash, as partial liquidated damages, equal to 1% per month (pro-rata for partial months) based upon the gross purchase price of the Bridge Notes (calculated on a daily basis) under the 2018 Note Agreement. As requested by certain April 2018 investors, conversion shares related to the April 2018 Note Agreement were included in a registration statement on Form S-3 that the Company filed with the SEC on February 6, 2019 and which became effective with the SEC on February 13, 2019.

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

As part of the initial closing, the April 2018 Investors received 243,224 warrants to purchase shares of common stock of the Company (the “April 2018 Warrants”). The April 2018 Warrants had an initial value of approximately $1.1 million at the date of issuance and were recorded as a liability with an offset to debt discount.

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

The April 2018 Bridge Notes contained a beneficial conversion feature valued at $1.1 million which was recorded as a debt discount with an offset to additional paid in capital at the note issuance date.

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

As detailed above, debt discounts and debt issuance costs related to the April 2018 Bridge Notes totaled $2.7 million. During the six months ended June 30, 2018, since the costs exceeded the $1.8 million face amount of the debt, the Company recorded $1.8 million of debt discount and debt issuance costs as a reduction of the related debt with the excess $0.9 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations. The debt discount and debt issuance costs will be amortized to interest expense over the life of the April 2018 Bridge Notes on a basis that approximates the effective interest method. Amortization of the discount was zero for the three and six months ended June 30, 2019. Amortization of the discount was $9,000 for the three and six months ended June 30, 2018 and is included in interest expense in the unaudited condensed consolidated statements of operations.

On April 16, 2019, the Company entered into an amendment and restatement agreement (“Amendment No.2 Agreement”) amending and restating the terms of the 2018 Note Agreement (as first amended pursuant to the amendment agreement in November 2018 (the Amendment Agreement”)). The Amendment No. 2 Agreement provided the Company with approximately $900,000 of gross proceeds for the issuance of notes with an aggregate principal of $989,011 (the

“April 2019 Bridge Notes”) together with applicable warrants, with substantially the same terms and conditions as the previously issued Bridge Notes and related warrants. The 9% discount associated with the April 2019 Bridge Notes was approximately $89,000 and was recorded as a debt discount. In connection with the April 2019 Bridge Note issuances, the Company issued to the investors 147,472 warrants to purchase shares of common stock of the Company with a five year term and exercise price of $5.40 (the “April 2019 Warrants”). The April 2019 Warrants had an initial value of approximately $1.0 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 9 – Fair Value for further discussion. The April 2019 Bridge Notes were issued to investors that previously participated in the 2018 Note Agreement.

The conversion price of the April 2019 Bridge Notes shall be equal to the greater of $3.75 or $0.75 above the closing bid price of our common stock on the date prior to the original issue date. In the event the notes are not paid in full prior to 180 days after the original issue date, the conversion price shall be equal to 80% of the lowest volume weighted average price (“VWAP”) in the 10 trading days prior to the date of the notice of conversion, but in no event below the floor price of $2.25.

The Company reviewed the conversion option of the April 2019 Bridge Notes and determined that there was a beneficial conversion feature with a value of approximately $0.9 million which was recorded as a debt discount with an offset to additional paid in capital. The April 2019 Bridge Notes also contain the Bridge Notes Redemption Feature and the Company performed a valuation at the time of issuance which resulted in zero value, at that time, due to the high value of the conversion feature and a limited upside from the redemption premium.

Debt discounts and debt issuance costs related to the April 2019 Bridge Notes totaled $2.0 million. Since the costs exceeded the $1.0 million face amount of the debt at issuance, the Company recorded $1.0 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with the excess $1.0 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations during the three and six months ended June 30, 2019.

Pursuant to the Amendment No.2 Agreement, previously issued warrants were amended such that the exercise price of such warrants was amended from $7.50 to $5.40 and any warrant that had a one-year term was amended to have a five-year term. The Company reviewed the amendments to the warrants and determined that they will be treated as a modification of an outstanding equity instrument at the time of the Amendment No.2 Agreement. Management calculated the change in fair value due to the modifications to be an expense of approximately $1.1 million which is included in loss on modification of warrants in the condensed consolidated statements of operations.

On May 14, 2019, the Company entered into a securities purchase agreement pursuant to which, the Company was provided with $1,000,000 of gross proceeds for the issuance of notes with an aggregate principal of $1,098,901 (the “May 2019 Bridge Notes”) together with applicable warrants, with substantially the same terms and conditions as the previously issued Bridge Notes and related warrants.  The 9% discount associated with the May 2019 Bridge Notes was approximately $99,000 and was recorded as a debt discount. In connection with the May 2019 Bridge Note issuances, the Company issued to the investors 154,343 warrants to purchase shares of common stock of the Company with a five year term and exercise price of $9.56 (the “May 2019 Warrants”). The May 2019 Warrants had an initial value of approximately $0.9 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 9 – Fair Value for further discussion. The May 2019 Bridge Notes were issued to investors that previously participated in the 2018 Note Agreement.

The conversion price of the May 2019 Bridge Notes is $7.12, provided that a) in the event the notes are not paid in full prior to 180 days after the original issue date or b) upon a registration statement (as defined in the purchase agreement) being declared effective, whichever occurs earlier, the conversion price shall be equal to 80% of the lowest VWAP in the 10 trading days prior to the date of the notice of conversion, but in no event below the floor price of $2.25.

The Company reviewed the conversion option of the May 2019 Bridge Notes and determined that there was a beneficial conversion feature with a value of approximately $0.9 million which was recorded as a debt discount with an offset to additional paid in capital. The May 2019 Bridge Notes also contain the Bridge Notes Redemption Feature and the Company performed a valuation at the time of issuance which resulted in zero value, at that time, due to the high value of the conversion feature and a limited upside from the redemption premium.

Debt discounts and debt issuance costs related to the May 2019 Bridge Notes totaled $2.0 million. Since the costs exceeded the $1.1 million face amount of the debt, the Company recorded $1.1 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with the excess $0.9 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations during the three and six months ended June 30, 2019.

Since the issuance of all the 2018 and 2019 Bridge Notes, $4.4 million of the total $6.6 million of convertible bridge notes, plus interest, have been converted into a total of 1,869,352 shares of common stock of the Company. This included the conversion of approximately $2.1 million and $4.2 million of Bridge Notes, plus interest, converted into 756,588 and 1,776,018 shares of common stock of the Company during the three and six months ended June 30, 2019, respectively.

As a result of the bridge note conversions, the Company wrote off approximately $0.4 million of derivative liability, with an offset to additional paid-in capital, during the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2019 and 2018, the change in Bridge Note debt discounts and debt premiums was as follows:

(Dollars in thousands)	For the Three Months Ended June 30,
	2019		2018
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at April 1	$(1,053)	$91	$—	$—
Additions:	(2,086)	—	(1,824)	—
Deductions:
Amortization (accretion) (1)	55	(7)	9	—
Write-off related to note conversions (2)	926	(84)	—	—
Balance at June 30	$(2,158)	$—	$(1,815)	$—

	For the Six Months Ended June 30,
	2019		2018
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,111)	$647	$—	$—
Additions:	(2,086)	—	(1,824)	—
Deductions:
Amortization (accretion) (1)	113	(167)	9	—
Write-off related to note conversions (2)	926	(480)	—	—
Balance at June 30	$(2,158)	$—	$(1,815)	$—
(1)	Amortization/accretion is recognized as interest expense/income within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.

The remaining debt discounts of $2.2 million, as of June 30, 2019, are expected to be fully amortized by the end of the second quarter of 2020.

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

Since the issuance of the Exchange Notes, the Holders have converted all $2.8 million into a total of 446,913 shares of common stock of the Company. This included the conversion of approximately zero and $0.6 million of Exchange Notes converted into zero and 155,351 shares of common stock of the Company during the three and six months ended June 30, 2019, respectively.

As of June 30, 2019 and December 31, 2018, the outstanding balance of the Exchange Notes, net of discounts, was zero and $0.6 million, respectively, and was presented within convertible notes in the Company’s condensed consolidated balance sheets.

There was no Exchange Note activity during the three months ended June 30, 2019. During the six months ended June 30, 2019, the change in Exchange Note debt discounts was as follows:

(Dollars in thousands)	2019
Beginning balance at January 1	$(83)
Deductions:
Amortization (1)	2
Write-off related to note conversions (2)	81
Balance at June 30	$—
(1)	Amortization is recognized as interest expense within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.

As a result of the conversions, the Company has also written off approximately $0.4 million of derivative liability with an offset to additional paid-in capital, of which less than $0.1 million was during the six months ended June 30, 2019.

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

During the three and six months ended June 30, 2019, the Company made no payments on the Crede Note. On April 16, 2019, the entire outstanding amount of $1.45 million was converted into 270,699 shares of common stock of the Company and as of June 30, 2019 the remaining amount due on the Crede Note was zero.

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

During the three and six months ended June 30, 2019, the Company made cash payments of zero and less than $0.1 million, respectively, on the Leviston Note.  During the three and six months ended June 30, 2019, $0.5 million and $0.7 million of the Leviston note was converted into 111,023 and 184,357 shares of common stock of the Company, respectively. As of June 30, 2019, the remaining amount due on the Leviston Note was zero. As of December 31, 2018, the Company had recorded liabilities related to Leviston of $0.5 million and $0.2 million which were included in other current liabilities and accrued expenses, respectively, in the condensed consolidated balance sheet.

5. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at June 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Accrued expenses	$1,325	$1,583
Accrued compensation	277	118
Accrued interest	53	239
	$1,655	$1,940

The Company was able to reduce certain accrued expense and accounts payable amounts through negotiations with certain vendors to settle outstanding liabilities and the Company recorded these amounts as gains which are included in gain on settlement of liability, net. During the three and six months ended June 30, 2019, approximately $1.1 million and $1.3 million, respectively, was recorded as a gain. Similarly, the Company recorded a net gain of less than $0.1 million and $0.1 million during the three and six months ended June 30, 2018, respectively.

Other current liabilities are as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Liability related to equity purchase agreement	—	460
Liability for settlement of equity instrument	—	1,450
	$—	$1,910

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

As of the date of the Crede Agreement, the fair value of the common stock warrant liability related to Crede was revalued to approximately $0.4 million, resulting in a gain of $0.2 million included in warrant revaluation in the unaudited condensed consolidated statement of operations during the three months ended March 31, 2018. At the time of the Crede Agreement, the Company recorded an additional loss of $0.4 million, which is included in loss on settlement of equity instruments in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2018. During 2018, the Company paid approximately $0.5 million to Crede, with a remaining balance of $1.45 million as of December 31, 2018. On January 15, 2019 the $1.45 million liability was replaced with the Crede Note.

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

LITIGATIONS

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. A liability of $0.1 million was reflected in accounts payable within the accompanying condensed consolidated balance sheet at December 31, 2018. On April 19, 2019, the Company executed a settlement agreement with XIFIN pursuant to which the Company paid to XIFIN an agreed amount of $40,000 as settlement in consideration for total release from all outstanding amounts due and payable by the Company to XIFIN. The settlement amount was paid in full by the Company on April 19, 2019.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2019 and December 31, 2018.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers. As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereafter. The Company filed a motion to dismiss all claims, which motion was fully briefed on November 27, 2017. The Court granted the Company’s motion in full on May 3, 2018 and dismissed the lawsuit. The Eighth Circuit reversed the decision of the District Court and remanded the case back to the District Court. The parties filed a notice with the Court on May 22, 2019, announcing that they had reached a settlement in principle.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment of $1.95 million, which will be primarily funded by our insurance.  On July 10, 2019, the Court entered an order preliminarily approving the settlement.  The settlement remains subject to final approval by the Court. The Company’s insurance policy includes a deductible of approximately $0.8 million and the Company has previously paid approximately $0.5 million in legal fees in connection with the litigation which have been applied to the deductible leaving approximately $0.3 million to be paid by the Company and approximately $1.7 million to be paid by the insurance company. A liability of approximately $0.3 million has been recorded and is reflected in accrued expenses within the accompanying condensed consolidated balance sheets at June 30, 2019.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000 that was recorded in accounts payable within the accompanying condensed consolidated balance sheet at December 31, 2018.  Subsequently, the obligation was paid in full during the second quarter 2019 resulting in no remaining amount due to Bio-Rad as of the filing of this Quarterly Report on Form 10-Q.

OTHER COMMITMENTS

On January 2, 2019, the Company entered into a settlement agreement with a third party service provider pursuant to which we agreed to pay the service provider an aggregate amount of approximately $0.6 million, plus accrued interest at a rate of 8%, pursuant to an agreed upon payment schedule, ending in September 2019, in consideration for the cancellation of an outstanding debt owed by the Company to the service provider in the aggregate amount of approximately $1.5 million (the “Owed Amount”) which was recorded in accounts payable at December 31, 2018. During the three and six months ended June 30, 2019, the Company made payments of $0.4 million and $0.6 million, respectively, to the service provider as payment in full of the agreed upon payment schedule. The service provider waived the difference between the settlement amount and the Owed Amount and, as such, the Company recorded a gain on settlement of approximately $0.9 million which is included in gain on settlement of liability, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2019. There was no remaining balance due on the Owed Amount at June 30, 2019.

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

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)	Classification on the Condensed Consolidated Balance Sheet	June 30, 2019

Assets:
Operating lease assets	Operating lease right-of-use assets	$627
Finance lease assets	Property and equipment, net	193
Total lease assets		$820

Liabilities:
Current:
Operating lease obligations	Current maturities of operating lease liabilities	$212
Finance lease obligations	Current maturities of finance lease liabilities	51
Noncurrent:
Operating lease obligations	Operating lease liabilities, less current maturities	421
Finance lease obligations	Finance lease liabilities, less current maturities	133
Total lease liabilities		$817

As of June 30, 2019, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2019	$129	$35	$164
2020	242	46	288
2021	241	38	279
2022	48	32	80
2023	35	27	62
Thereafter	17	41	58
Total lease obligations	712	219	931
Less: Amount representing interest	(79)	(35)	(114)
Present value of net minimum lease obligations	633	184	817
Less, current portion	(212)	(51)	(263)
Long term portion	$421	$133	$554

Other information as of June 30, 2019:

Weighted-average remaining lease term (years):
Operating leases	3.0
Finance leases	4.8
Weighted-average discount rate:
Operating leases	8.00%
Finance leases	7.25%

During the six months ended June 30, 2019, operating cash flows from operating leases was $144,000 and ROU assets obtained in exchange for operating lease liabilities was $750,000.

Operating Lease Costs

Operating lease costs were $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively, and $0.1 million for both the three and six months ended June 30, 2018, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment.

Finance Lease Costs

Finance leases are included in property and equipment, net and finance lease liabilities, less current maturities on the condensed consolidated balance sheets. The associated amortization expense and interest included in the condensed consolidated statements of operations for both the three and six months ended June 30, 2019 is less than $0.1 million, respectively.

8. STOCKHOLDERS’ EQUITY

Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance. On December 20, 2018, the Company’s shareholders approved the proposal to authorize the Company’s Board of Directors to, in its discretion, amend the Company’s Third Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares. The Company has not yet effected this increase.

On February 12, 2018, the Company issued 120,983 shares of its common stock in exchange for approximately $1.9 million of debt obligations. See Note 4 – Convertible Notes.

During the six months ended June 30, 2018, the Company issued 208,000 shares of its common stock in connection with conversions of its Series B Preferred Stock and 223,022 shares of its common stock in connection with conversions of its Series C Preferred Stock. Aside from 4,000 shares of common stock issued in connection with conversions of its Series C Preferred Stock, all of the shares of common stock issued for the six months ended June 30, 2018 in connection with conversions of its Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”) were issued after the Company induced the holders of its Preferred Stock to convert their shares of Preferred Stock to shares of the company’s common stock (see below - Preferred Stock induced conversions).

During the three and six months ended June 30, 2018, the Company issued 192,733 and 212,733 shares of its common stock, respectively, in connection with the exercise of 192,733 and 212,733 warrants, respectively. The warrant exercises resulted in net cash proceeds to the Company of approximately $0.9 million and $1.1 million during the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2019, the Company issued 310,200 shares of its common stock in connection with the exercise of 310,200 warrants. The warrant exercises resulted in net cash proceeds to the Company of approximately $1.6 million during the six months ended June 30, 2019.

Also, during the three and six months ended June 30, 2019, the Company issued 1,138,310 and 2,386,425 shares, respectively, of its common stock in connection with the conversion of convertible notes, plus interest, totaling $4.1 million and $7.3 million, respectively. See Note 4 – Convertible Notes.

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

In consideration of Leviston’s agreement to enter into the 2018 Purchase Agreement, the Company agreed to pay to Leviston a commitment fee in shares of the Company’s common stock equal in value to 5.25% of the total Aggregate Amount (the “Leviston Commitment Shares”), payable in three installments upon achieving certain milestones. The first installment of 1.75% was due on or before February 12, 2018 and this amount, of $140,000, was paid to Leviston through the issuance of 11,381 shares of the Company’s common stock on February 12, 2018.

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

As of December 31, 2018, the Company had a total of $0.7 million in accruals (see Note 5 – Accrued Expenses and Other Current Liabilities) for potential obligations to Leviston, but had not issued any additional shares or made any payments to Leviston. On January 29, 2019, the Company entered into the Leviston Settlement pursuant to which the Company issued to Leviston the Leviston Note in full satisfaction of all obligations owed to Leviston. See Note 4 – Convertible Notes for further details of the Leviston Note.

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

Under applicable rules of The Nasdaq Capital Market, in no event may the Company issue or sell to Lincoln Park under the LP Purchase Agreement more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the LP Purchase Agreement (which is 308,590 shares based on 1,543,724 shares outstanding immediately prior to the execution of the LP Purchase Agreement), which limitation the Company refers to as the Exchange Cap, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of the Company’s common stock to Lincoln Park under the LP Purchase Agreement equals or exceeds $7.05 (which represents the closing consolidated bid price of the Company’s common stock on September 7, 2018, plus an incremental amount to account for the issuance of the LP Commitment Shares to Lincoln Park), such that issuances and sales of the Company’s common stock to Lincoln Park under the LP Purchase Agreement would be exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the LP Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the LP Purchase Agreement if such issuance or sale would breach any applicable Nasdaq rules. The Company received shareholder approval on December 20, 2018.

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

As of the date of issuance of this Form 10-Q, we have already received $4.1 million in aggregate, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $0.7 million and $2.4 million from the sale of 240,000 and 998,076 shares of common stock to Lincoln Park during the three and six months ended June 30, 2019, respectively, and $0.3 million from the sale of 100,000 shares of common stock to Lincoln Park from July 1, 2019 through the date of issuance of this Form 10-Q.

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

The 2018 Purchase Agreement triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from the reduced $21.00 per share price, related to the 2017 Series C issuance, to $15.60 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $1.4 million which was recognized as a deemed dividend during the six months ended June 30, 2018 (“Deemed Dividend A”).

The 2018 Inducement Agreement, discussed below, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $15.60 per share to $11.25 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $40,000 which was recognized as a deemed dividend during the six months ended June 30, 2018 (“Deemed Dividend B”).

The 2018 Note Agreement, see Note 4 – Convertible Notes, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $11.25 per share to $4.50 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.2 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend K”).

During the six months ended June 30, 2018, 2,340 shares of Series B Preferred Stock were converted into 208,000 shares of our common stock.

At June 30, 2019 and December 31, 2018, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding.

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

During the six months ended June 30, 2018, 2,548 shares of Series C Preferred Stock were converted into 223,022 shares of our common stock.

At June 30, 2019 and December 31, 2018, the Company had 2,748 shares of Series C designated and issued and zero shares of Series C outstanding.

Preferred Stock induced conversions

On March 21, 2018, the Company entered into a letter agreement (the “2018 Inducement Agreement”) with certain holders of shares of the Company’s Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock issued in the Company’s public offering in August 2017 and registered direct offering in November 2017. Pursuant to the 2018 Inducement Agreement, the Company and the investors agreed that, as a result of the issuance of shares of common stock pursuant to that Purchase Agreement, dated February 8, 2018, by and between the Company and the investor named therein, and effective as of the time of execution of the 2018 Inducement Agreement, the exercise price of the Warrants was reduced to $11.25 per share (the “Exercise Price Reduction”) and the conversion price of the Preferred Stock was reduced to $11.25

(the “Conversion Price Reduction”). As consideration for the Company’s agreement to the Exercise Price Reduction and the Conversion Price Reduction, (i) each investor agreed to convert the shares of Preferred Stock held by such investor into shares of Common Stock and (ii) one investor agreed to exercise 44,444 Warrants and another investor agreed to exercise 33,333 Warrants all as of the date of the 2018 Inducement Agreement. As discussed above, as of June 30, 2019, all shares of Preferred Stock, except 47 shares of Series B Preferred Stock, were converted to shares of our common stock pursuant to the terms of the 2018 Inducement Agreement and 20,000 Warrants were exercised at the $11.25 exercise price.

The 2018 Inducement Agreement represented an inducement by the Company to convert shares of the Preferred Stock. The conversion price of the Preferred Stock and the exercise price of the Warrants were reduced from $15.60 per share to $11.25 per share, respectively. The Company calculated the fair value of the additional securities and consideration to be approximately $1.2 million (“Deemed Dividend D”). During the six months ended June 30, 2018, this amount was recorded as a charge to additional paid-in-capital and as a deemed dividend resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of June 30, 2019:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants Assumed in Merger
(1)	2014	April 2020	832	$1,800.00
(2)	2015	February 2020	1,588	$1,008.00
(3)	2015	December 2020	272	$747.00
(4)	2016	January 2021	596	$544.50

Warrants
(5)	2017	June 2022	2,540	$41.25
(5)	2017	June 2022	500	$7.50
(6)	2017	June 2022	6,095	$105.00
(7)	2017	August 2022	25,201	$2.25
(8)	2017	August 2022	4,000	$46.88
(9)	2017	August 2022	47,995	$150.00
(9)	2017	August 2022	9,101	$7.50
(10)	2017	August 2022	16,664	$2.25
(10)	2017	August 2022	7,335	$2.25
(11)	2017	October 2022	666	$2.25
(12)	2017	May 2023	—	$2.25
(13)	2018	October 2022	7,207	$112.50
(14)	2018	April 2023	69,964	$5.40
(14)	2018	April 2023	121,552	$5.40
(15)	2018	October 2022	15,466	$11.25
(16)	2018	July 2023	14,671	$5.40
(16)	2018	July 2023	14,672	$5.40
(16)	2018	August 2023	36,334	$5.40
(16)	2018	August 2023	36,334	$5.40
(16)	2018	September 2023	19,816	$5.40
(16)	2018	September 2023	20,903	$5.40
(17)	2018	November 2023	75,788	$5.40
(17)	2018	December 2023	51,282	$5.40
(18)	2019	April 2024	147,472	$5.40
(19)	2019	May 2024	154,343	$9.56
			909,189

(1)	These warrants were issued in connection with a private placement which was completed in October 2014.
(2)	These warrants were issued in connection with an offering which was completed in February 2015.
(3)	These warrants were issued in connection with an offering which was completed in July 2015.
(4)

These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of June 30, 2019, 357 warrants are recorded as a liability, See Note 9 – Fair Value for further discussion, and 239 are treated as equity.

(5)	These warrants were issued in connection with a June 2017 merger transaction (the “Merger”).
(6)	These warrants were issued in connection with the Merger.
(7)	These warrants were issued in connection with an underwritten public offering completed on August 28, 2017 (the “August 2017 Offering”) and are the August 2017 Offering Warrants discussed below.
(8)	These warrants were issued in connection with the August 2017 Offering.
(9)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering.
(10)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.
(11)

These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.

(12)	These warrants were issued in connection with the Series C Preferred Offering and are the Series C Warrants discussed below.
(13)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.
(14)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.
(15)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.
(16)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.
(17)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment Agreement and are the Q4 2018 Warrants discussed below.
(18)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment No. 2 Agreement and are the April 2019 Warrants discussed below.
(19)	These warrants were issued in connection with the May 2019 Bridge Notes and are the May 2019 Warrants discussed below.

August 2017 Offering Warrants

In connection with the August 2017 Offering, the Company issued 178,666 warrants at an exercise price of $45.00, which contain a down round provision (the “August 2017 Offering Warrants”). The August 2017 Offering Warrants were exercisable immediately and expire 5 years from date of issuance.

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

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the August 2017 Offering Warrants was adjusted to $4.50. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $63,000 and recorded this as a deemed dividend (“Deemed Dividend L”).

There were 6,800 and 141,400 August 2017 Offering Warrants exercised during the six months ended June 30, 2019 and 2018, respectively, for proceeds to the Company of approximately $15,000 and $771,000, respectively. During the six months ended June 30, 2019 and 2018, the intrinsic value of the August 2017 Offering Warrants exercised was $36,000 and $406,000, respectively.

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

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Note Conversion Warrants was adjusted to $4.50. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $10,000 and recorded this as a deemed dividend (“Deemed Dividend M”).

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

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Convertible Promissory Note Warrants was adjusted to $4.50. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend N”).

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

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Series C Warrants was adjusted to $4.50. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $45,000 and recorded this as a deemed dividend (“Deemed Dividend O”).

There were 25,037 Series C Warrants exercised during both the three and six months ended June 30, 2019 for proceeds to the Company of approximately $56,000. During the six months ended June 30, 2019, the intrinsic value of the Series C Warrants exercised was approximately $43,000. There were 71,333 Series C Warrants exercised during both the three and six months ended June 30, 2018 for proceeds to the Company of approximately $321,000. During the six months ended June 30, 2018, the intrinsic value of the Series C Warrants exercised was approximately $202,000.

Creditor Warrants

In the fourth quarter of 2017, the Company entered into Settlement Agreements with the Creditors pursuant to which the Company agreed to issue, to certain of its Creditors, 7,207 Creditor Warrants to purchase 7,207 shares of the Company’s common stock at an exercise price of $112.50 per share. The Creditor Warrants were issued in February 2018. See Note 4 – Convertible Notes.

April 2018 Warrants

In connection with the issuance of the April 2018 Bridge Notes, the Company issued 243,224 warrants at an exercise price of $11.25 at time of issuance. At issuance, half of these April 2018 Warrants had a five-year term and half had a one-year term. In September 2018, the exercise price was amended to $7.50. At the time of issuance, as discussed in Note 4 - Convertible Notes, the April 2018 Warrants had a fair value of approximately $1.1 million and were recorded as a liability with an offset to debt discount.

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the April 2018 Warrants was adjusted to $5.40 and all April 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the April 2018 Warrants was calculated to be an expense of approximately $0.7 million which is included in warrant revaluation and modification in the consolidated statements of operations for the three and six months ended June 30, 2019.

There were 51,708 April 2018 Warrants exercised during the three and six months ended June 30, 2019 for proceeds to the Company of approximately $279,000. During the six months ended June 30, 2019, the intrinsic value of the April 2018 Warrants exercised was approximately $128,000.

Advisor Warrants

At the time of the 2018 Note Agreement, the Company issued 15,466 warrants with an exercise price of $11.25 to a financial advisor. At the time of issuance, as discussed in Note 4 - Convertible Notes, the Advisor Warrants had a fair value of approximately $0.1 million and were recorded as a liability with an offset to debt discount.

Q3 2018 Warrants

In connection with the issuance of bridge notes during the third quarter of 2018, the Company issued 196,340 warrants with an exercise price of $11.25 at time of issuance (the “Q3 2018 Warrants”). At the time of issuance, half of these Q3 2018 Warrants had a five-year term and half had a one-year term. The Q3 2018 Warrants had a fair value of approximately $0.7 million and were recorded as a liability with an offset to debt discount.

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the Q3 2018 Warrants was adjusted to $5.40 and all Q3 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the Q3 2018 Warrants was calculated to be an expense of approximately $0.4 million which is included in warrant revaluation and modification in the consolidated statements of operations for the three and six months ended June 30, 2019.

There were 53,610 Q3 2018 Warrants exercised during the three and six months ended June 30, 2019 for proceeds to the Company of approximately $289,000. During the six months ended June 30, 2019, the intrinsic value of the Q3 2018 Warrants exercised was approximately $133,382.

Q4 2018 Warrants

In connection with the issuance bridge notes during the fourth quarter of 2018, the Company issued 300,115 warrants with an exercise price of $5.40 at time of issuance and a five-year term (the “Q4 208 Warrants”). At the time of issuance, the Q4 2018 Warrants had a fair value of approximately $0.7 million and were recorded as a liability with an offset to debt discount.

There were 173,045 Q4 2018 Warrants exercised during the three and six months ended June 30, 2019 for proceeds to the Company of approximately $934,000. During the six months ended June 30, 2019, the intrinsic value of the Q4 2018 Warrants exercised was approximately $489,000.

April 2019 Warrants

In connection with the issuance of the April 2019 Bridge Notes, the Company issued 147,472 warrants with an exercise price of $5.40 and a five-year term. At the time of issuance, as discussed in Note 4 - Convertible Notes, the April 2019 Warrants had a fair value of approximately $1.0 million and were recorded as a liability with an offset to debt discount.

May 2019 Warrants

In connection with the issuance of the May 2019 Bridge Notes, the Company issued 154,343 warrants with an exercise price of $5.40 and a five-year term. At the time of issuance, as discussed in Note 4 - Convertible Notes, the May 2019 Warrants had a fair value of approximately $0.9 million and were recorded as a liability with an offset to debt discount.

Deemed Dividends

As discussed above, certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

There were no deemed dividends during the six months ended June 30, 2019. The following represents a summary of the dividends recorded for the six months ended June 30, 2018:

Amount Recorded
Deemed Dividends	(in thousands)

Dividends resulting from the 2018 Purchase Agreement
Deemed Dividend A	$1,358
Deemed Dividend C	829
Deemed Dividend E	62
Deemed Dividend F	8
Deemed Dividend H	*
Deemed Dividend J	58

Dividends resulting from the 2018 Inducement Agreement
Deemed Dividend B	40
Deemed Dividend D	1,154
Deemed Dividend G	5
Deemed Dividend I	*

Dividends resulting from the 2018 Note Agreement
Deemed Dividend K	216
Deemed Dividend L	63
Deemed Dividend O	45
Deemed Dividend M	10
Deemed Dividend N	*

For the six months ended June 30, 2018	$3,848

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

2016 Warrant Liability

In the Merger, the Company assumed a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants remain outstanding as of June 30, 2019.

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

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of June 30, 2019, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of 1.5 years; annual volatility of 141%; and a risk-free interest rate of 1.84%. As of December 31, 2018, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of two years; annual volatility of 176%; and a risk-free interest rate of 2.48%.

Bridge Note Warrant Liabilities

During 2018 and 2019, the Company issued 243,224 of April 2018 Warrants, 15,466 of Advisor Warrants, 196,340 of Q3 2018 Warrants, 300,115 of Q4 2018 Warrants, 147,472 of April 2019 Warrants and 154,343 of May 2019 Warrants. All of these warrants issuances were classified as warrant liabilities (the “Bridge Note Warrant Liabilities”). See Note 4 - Convertible Notes for further discussion of each warrant.

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of June 30, 2019, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 2.81 to 4.88 years; annual volatility of 147% to 173%; and risk free rate of 1.71% to 1.76%.

During the three and six months ended June 30, 2019 and 2018, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended June 30, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at April 1	$93	$799	$892
Additions:	–	1,858	1,858
Total (gains) losses:
Revaluation recognized in earnings	(7)	829	822
Modification recognized in earnings	–	1,128	1,128
Deductions – warrant exercises	–	(2,364)	(2,364)
Balance at June 30	$86	$2,250	$2,336

	Three Months Ended June 30, 2018
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at April 1	$124	$–	$124
Additions:	–	1,205	1,205
Total gains:
Revaluation recognized in earnings	–	(323)	(323)
Balance at June 30	$124	$882	$1,006

Dollars in Thousands
	Six Months Ended June 30, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$116	$1,016	$1,132
Additions:	–	1,858	1,858
Total (gains) losses:
Revaluation recognized in earnings	(30)	612	582
Modification recognized in earnings	–	1,128	1,128
Deductions – warrant exercises	–	(2,364)	(2,364)
Balance at June 30	$86	$2,250	$2,336

	Six Months Ended June 30, 2018
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$841	$–	$841
Additions:	–	1,205	1,205
Total gains:
Revaluation recognized in earnings	(261)	(323)	(584)
Deductions – warrant liability settlement	(456)	–	(456)
Balance at June 30	$124	$882	$1,006

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

During the three and six months ended June 30, 2019 and 2018, the change in the fair value of the derivative liabilities measured using significant unobservable inputs (Level 3) was comprised of the following:

(Dollars in thousands)	Three Months Ended June 30, 2019
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at April 1	$—	$—	$—
Deductions:	(438)	—	(438)
Total loss:
Revaluation recognized in earnings	438	—	438
Balance at June 30	$—	$—	$—

	Three Months Ended June 30, 2018
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at April 1	$—	$—	$—
Additions:	142	—	142
Total loss:
Revaluation recognized in earnings	1	—	1
Balance at June 30	$143	$—	$143

	Six Months Ended June 30, 2019
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$30	$32	$62
Deductions:	(438)	(39)	(477)
Total loss:
Revaluation recognized in earnings	408	7	415
Balance at June 30	$—	$—	$—

	Six Months Ended June 30, 2018
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$—	$—	$—
Additions:	142	—	142
Total loss:
Revaluation recognized in earnings	1	—	1
Balance at June 30	$143	$—	$143

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

During the six months ended June 30, 2019, the Company granted stock options to purchase up to 285,364 shares of common stock at a weighted average exercise price of $2.37. 100,000 of the stock options granted during the six months ended June 30, 2019 were awards subject to performance-based milestone vesting.

The following table summarizes stock option activity under our plans during the six months ended June 30, 2019:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2019	224,895	$15.90
Granted	285,364	2.37
Forfeited	(9,017)	6.92
Outstanding at June 30, 2019	501,242	$8.29
Exercisable at June 30, 2019	99,047	$20.22

As of June 30, 2019, there were 400,693 options that were vested or expected to vest with an aggregate intrinsic value of approximately $0.2 million and a remaining weighted average contractual life of 9.2 years.

During the six months ended June 30, 2018, there were 219,101 options granted with a weighted average exercise price of $10.65 and 7,530 options forfeited with a weighted average exercise price of $42.60.

For the three and six months ended June 30, 2019, we recorded compensation expense for all stock awards of $0.1 million and $0.3 million, respectively, within operating expense in the accompanying statements of operations. For the three and six months ended June 30, 2018, we recorded compensation expense for all stock awards of $0.1 million and $0.2 million, respectively. As of June 30, 2019, the unrecognized compensation expense related to unvested stock awards was $2.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and six months ended June 30, 2019 and 2018 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Three Months Ended June 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$9	$11	$—	$—	$9	$11
Medicare	450	281	—	—	450	281
Self-pay	11	20	—	—	11	20
Third party payers	451	219	—	—	451	219
Contract diagnostics	—	—	274	368	274	368
Service revenue, net	$921	$531	$274	$368	$1,195	$899

	For the Six Months Ended June 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$12	$23	$—	$—	$12	$23
Medicare	844	415	—	—	844	415
Self-pay	15	46	—	—	15	46
Third party payers	807	350	—	—	807	350
Contract diagnostics	—	—	427	856	427	856
Service revenue, net	$1,678	$834	$427	$856	$2,105	$1,690

Revenue from the Medicare and Medicaid programs account for a portion of the Company’s patient diagnostic service revenue. Laws and regulations governing those programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience. The Company does not typically enter arrangements where multiple contracts can be combined as the terms regarding services are generally found within a single agreement/requisition form. The Company derives its revenues from three types of transactions: diagnostic testing (“Diagnostic”), and clinical research grants from state and federal research programs, and other revenues from the Company’s ICP technology and bio-pharma projects encompassing genetic diagnostics (collectively “Biomarker”).

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended June 30, 2019 and December 31, 2018, the deferred revenue was $19,000 and $49,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2019	2018	2019	2018	2019	2018
Medicaid	$12	$26	$(3)	$(15)	$9	$11
Medicare	467	292	(17)	(11)	450	281
Self-pay	11	20	—	—	11	20
Third party payers	1,571	531	(1,120)	(312)	451	219
Contract diagnostics	274	368	—	—	274	368
	2,335	1,237	(1,140)	(338)	1,195	899
Clinical research grants and other	4	60	—	—	4	60
	$2,339	$1,297	$(1,140)	$(338)	$1,199	$959

(dollars in thousands)	For the Six Months Ended June 30,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2019	2018	2019	2018	2019	2018
Medicaid	$15	$41	$(3)	$(18)	$12	$23
Medicare	861	429	(17)	(14)	844	415
Self-pay	15	46	—	—	15	46
Third party payers	2,588	848	(1,781)	(498)	807	350
Contract diagnostics	427	856	—	—	427	856
	3,906	2,220	(1,801)	(530)	2,105	1,690
Clinical research grants and other	11	65	—	—	11	65
	$3,917	$2,285	$(1,801)	$(530)	$2,116	$1,755

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954‑605‑45‑5 and ASU 2011‑07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$9	$11	$(9)	$(12)	$—	$(1)
Medicare	450	281	(68)	(42)	382	239
Self-pay	11	20	—	—	11	20
Third party payers	451	219	(180)	(88)	271	131
Contract diagnostics	274	368	—	—	274	368
	1,195	899	(257)	(142)	938	757
Clinical research grants and other	4	60	—	—	4	60
	$1,199	$959	$(257)	$(142)	$942	$817

	For the Six Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$12	$23	$(12)	$(23)	$—	$—
Medicare	844	415	(127)	(62)	717	353
Self-pay	15	46	—	—	15	46
Third party payers	807	350	(322)	(141)	485	209
Contract diagnostics	427	856	—	—	427	856
	2,105	1,690	(461)	(226)	1,644	1,464
Clinical research grants and other	11	65	—	—	11	65
	$2,116	$1,755	$(461)	$(226)	$1,655	$1,529

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

The following summarizes the mix of receivables:

(dollars in thousands)	June 30, 2019	December 31, 2018
Medicaid	$90	$82
Medicare	770	633
Self-pay	73	108
Third party payers	1,852	1,382
Contract diagnostic services	269	193
Other	—	—
	$3,054	$2,398
Less allowance for doubtful accounts	(2,171)	(1,708)
Accounts receivable, net	$883	$690

The following table presents the roll-forward of the allowance for doubtful accounts for the six months ended June 30, 2019.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2019		$(1,708)
Collection Allowance:
Medicaid	$(12)
Medicare	(127)
Third party payers	(322)
	(461)
Bad debt expense	$(2)
Total charges		(463)
Balance, June 30, 2019		$(2,171)

Customer Revenue and Accounts Receivable Concentration

Customer revenue and accounts receivable concentration amounted to the following for the identified periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Percentage of net sales by customer:
Customer A	29%	40%	26%	44%
Customer B	11%	*	*	*

* represents less than 10%

	June 30,	December 31,
	2019	2018
Percentage of total accounts receivable by customer:
Customer A	28%	23%
Customer B	*	*

* represents less than 10%

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2019 through the date the condensed consolidated financial statements were issued and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the Securities and Exchange Commission on April 16, 2019. Results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be attained in the future.

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

Recent Developments

Nasdaq Compliance

On March 26, 2019, we were notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC that we did not meet the minimum closing bid price requirement of $1 for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).  On April 25, 2019 we filed a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware, pursuant to which we effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on April 26, 2019, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on April 29, 2019.  On May 15, 2019, we received notification from Nasdaq that the Company’s stock price was in compliance with the Bid Price Requirement, and that the matter is now closed. Unless otherwise indicated, all share and per share amounts herein are reflective of the Reverse Stock Split.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of June 30, 2019, the Company had a net loss of $7.6 million, negative working capital of $2.4 million and net cash used in operating activities of $4.9 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•

The Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement” or “Equity Line”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Form 10-Q, we have already received $4.1 million in aggregate, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018,  $2.4 million from the sale of 998,076 shares of common stock to Lincoln Park during the six months ended June 30, 2019 and $0.3 million from the sale of 100,000 shares of common stock to Lincoln Park from July 1,

2019 through the date of issuance of this Form 10-Q, leaving the Company an additional $5.9 million to draw upon in the coming year.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2019	2018	$	%
Service revenue, net, less allowance for doubtful accounts	$938	$757	$181	24%
Clinical research grants	—	62	(62)	(100)%
Other	4	(2)	6	300%
Net Sales	$942	$817	$125	15%

Net sales for the three months ended June 30, 2019 were approximately $0.9 million, an increase of $0.1 million as compared to the same period in 2018.  During the three months ended June 30, 2019, patient diagnostic service revenue had an increase of $0.3 million as compared to the same period in 2018 due to an increase in cases processed. We processed 445 cases during the three months ended June 30, 2019 as compared to 383 cases during the same period in 2018, or a 16% increase in cases. The increase in volume is the result of increased sales personnel.  This increase was offset by a decrease of $0.1 million in contract diagnostic service revenue and a decrease of $0.1 million in clinical research grants for the three months ended June 30, 2019 as compared to 2018.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $0.8 million and $0.7 million for the three months ended June  30, 2019 and 2018, respectively.  Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs offset by a decrease in contract diagnostic and clinical grant costs which are in line with the changes in related revenues discussed above.

Gross Loss.  Gross loss and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2019	2018	2019	2018
Gross Profit	$172	$175	18%	21%

Gross margin was 18% of total net sales, for the three months ended June 30, 2019, compared to 21% of total net sales for the same period in 2018. The gross profit was approximately $0.2 million during the three months ended June 30, 2019 and 2018, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.1 million to $2.5 million for the three months ended June 30, 2019 as compared to the same period in 2018. This increase is a result of an increase in selling expenses of $0.2 million due to increased headcount partially offset by a decrease of $0.1 million in amortization of acquired intangibles.

Other Income (Expense). Other expense, net was $3.4 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and included expense from warrant and derivative revaluations of $2.4 million and income from warrant and derivative revaluations $0.3 million, respectively, and a loss on issuance of convertible notes of $1.9 million and $0.9 million, respectively. During the three months ended June 30, 2019, the other expense items were partially offset by gains on settlements of liabilities of $1.1 million.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2019	2018	$	%
Service revenue, net	$1,644	$1,464	$180	12%
Clinical research grants	—	62	(62)	(100)%
Other	11	3	8	267%
Net Sales	$1,655	$1,529	$126	8%

Net sales for the six months ended June 30, 2019 were approximately $1.6 million, an increase of $0.1 million as compared to the same period in 2018.  During the six months ended June 30, 2019, patient diagnostic service revenue had an increase of $0.6 million as compared to the same period in 2018 due to an increase in cases processed. We processed 805 cases during the six months ended June 30, 2019 as compared to 523 cases during the same period in 2018, or a 54% increase in cases. The increase in volume is the result of increased sales personnel.  This increase was offset by a decrease of $0.4 million in contract diagnostic service revenue and a decrease of $0.1 million in clinical research grants for the six months ended June 30, 2019 as compared to 2018.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $1.4 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively.  Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs offset by a decrease in contract diagnostic and clinical grant costs which are in line with the changes in related revenues discussed above

Gross Loss.  Gross loss and gross margins were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2019	2018	2019	2018
Gross Profit (Loss)	$210	$199	13%	13%

Gross margin was 13% of total net sales, for the six months ended June 30, 2019 and 2018, respectively, and the gross profit was approximately $0.2 million during the six months ended June 30, 2019 and 2018, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses decreased by $0.2 million to $4.6 million for the six months ended June 30, 2019 as compared to the same period in 2018. This decrease is a result of a decrease in impairment of goodwill of $0.3 million,  a decrease in legal and other professional fees of $0.4 million and a decrease in amortization of acquired intangibles of $0.1 million. The decreases were partially offset by a $0.5 million increase in selling, general and administrative personnel costs due to a higher headcount and an increase of $0.1 million in stock compensation costs.

Other Income (Expense). Other expense, net was $2.9 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively, and included expense from warrant and derivative revaluations of $2.1 million and income from warrant and derivative revaluations $0.6 million, respectively, a loss on issuance of convertible notes of $1.9 million and $0.9 million, respectively, and a loss recorded on settlement of equity instruments of zero and $0.4 million respectively.

During the six months ended June 30, 2019 and 2018, the other expense items were partially offset by gains on settlements of liabilities of $1.3 million and $0.1 million, respectively.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	June 30, 2019	December 31, 2018	Change
Current assets (including cash of $1,169 and $381 respectively)	$2,331	$1,793	$538
Current liabilities	4,750	13,765	(9,015)
Working capital	$(2,419)	$(11,972)	$9,553

During the first half of 2019 we received gross proceeds of $2.4 million from sale of 998,076 shares of our common stock, $1.6 million from the exercise of 310,200 warrants and $2.1 million from the issuance of convertible notes. We also converted $7.3 million of convertible notes, including interest, into 2,386,425 shares of our common stock.

Analysis of Cash Flows – Six Months Ended June 30, 2019 and 2018

Net Change in Cash. Cash increased by $0.8 million during the six months ended June 30, 2019 and 2018, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $4.9 million during the six months ended June 30, 2019 included a net loss of $7.6 million, an increase in accounts receivable of $0.7 million, a decrease in accounts payable of $1.3 million and a decrease in operating lease liabilities of $0.1 million. These  were partially offset by an  increase in accrued expenses and other liabilities of $0.1 million, a decrease in inventories of $0.2 million and non-cash adjustments of $4.5 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, changes in provision for losses on doubtful accounts, warrant and derivative revaluations, stock based compensation, gains on settlements of liabilities and losses on the issuance of convertible notes. The cash flows used in operating activities in the six months ended June 30, 2018 included the net loss of $5.3 million an increase in accounts receivable of $0.2 million and a decrease in accrued expenses and other liabilities of $0.3 million. These were partially offset by a decrease in other assets of $0.2 million and non-cash adjustments of $2.0 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $30,000 and $44,000 for the six months ended June 30, 2019 and 2018, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $5.7 million for the six months ended June 30, 2019, which included proceeds of $2.4 million from the issuance of common stock, $1.6 million from the exercise of warrants and $2.1 million from the issuance of convertible notes. These proceeds were partially offset by payments on our long-term debt of $0.2 million and payments for our finance lease obligations and deferred financing costs of $0.2 million. Cash flows provided by financing activities totaled $3.3 million for the six months ended June 30, 2018, which included proceeds of $0.6 million from the issuance of common stock, $0.3 million from the issuance of long-term debt, $1.7 million from the issuance of convertible notes and proceeds of $1.1 million from the exercise of warrants. These were partially offset by payments on our long-term debt of $0.2 million and payments for our capital lease obligations and deferred financing costs of $0.2 million.

Off-Balance Sheet Arrangements

At each of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2019, as compared to those disclosed in our Annual Report on form 10‑K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019.

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

designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30,  2019.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. A liability of $0.1 million was reflected in accounts payable within the accompanying condensed consolidated balance sheet at December 31, 2018.  On April 19, 2019, the Company executed a settlement agreement with XIFIN pursuant to which the Company paid to XIFIN an agreed amount of $40,000 as settlement in consideration for total release from all outstanding amounts due and payable by the Company to XIFIN. The settlement amount was paid in full by the Company on April 19, 2019.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2019 and December 31, 2018.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers. As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereafter. The Company filed a motion to dismiss all claims, which motion was fully briefed on November 27, 2017. The Court granted the Company’s motion in full on May 3, 2018 and dismissed the lawsuit. The Eighth Circuit reversed the decision of the District Court and remanded the case back to the District Court. The parties filed a notice with the Court on May 22, 2019, announcing that they had reached a settlement in principle.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment [of $1.95 million], which will be primarily funded by our insurance.  On July 10, 2019, the Court entered an order preliminarily approving the settlement.  The settlement remains subject to final approval by the Court. The Company’s insurance policy includes a deductible of approximately $0.8 million and the Company has previously paid approximately $0.5 million in legal fees in connection with the litigation which have been applied to the deductible, leaving approximately $0.3 million to be paid by the Company and approximately $1.7 million to be paid by the insurance company. A liability of approximately $0.3 million has been recorded and is reflected in accrued expenses within the accompanying condensed consolidated balance sheets at June 30, 2019.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000 that was recorded in accounts payable within the accompanying condensed consolidated balance sheet at December 31, 2018.  Subsequently, the obligation was paid in full during the second quarter 2019 resulting in no remaining amount due to Bio-Rad as of the filing of this Quarterly Report on Form 10-Q.

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

We have incurred losses since our inception and expect to incur losses in the future. As of June 30, 2019, we had a net loss of $7.6 million, negative working capital of $2.4 million and net cash used in operating activities of $4.9 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of June 30, 2019, our cash balance was $1.2 million and our working capital was approximately negative $2.4 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.

We have had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable.

For the three months ended June 30, 2019, two customers represented approximately 40% of our total revenue and for the three months ended June 30, 2018 one customer accounted for 40% of our total revenue. For the six months ended June 30, 2019 and 2018, one customer accounted for 26% and 44% of our total revenue, respectively.  We expect to maintain the relationship with these customers, however, the loss of, or significant decrease in demand from, any of our top customers could have a material adverse effect on our business, results of operations and financial condition.

At June 30, 2019 and December 31, 2018, one customer accounted for 28% and 23% of our total accounts receivable, respectively. The business risks associated with this concentration, including increased credit risks for this and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of any of our top customers, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales,  earnings and cash flows.  Generally, we do not require collateral or other securities to support our accounts receivable and while we are directly affected by the financial condition of our customers, management does not believe significant credit risks exist at June 30, 2019.

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

On March 26, 2019, we were notified by the Listing Qualifications Staff of The Nasdaq Stock Market LLC that we did not meet the minimum closing bid price requirement of $1 for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).  On April 25, 2019 we filed the Certificate of Amendment with the Secretary of State of Delaware, pursuant to which we effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on April 26, 2019, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on April 29, 2019.  On May 15, 2019, we received notification from Nasdaq that the Company’s stock price was in compliance with the Bid Price Requirement, and that the matter is now closed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PRECIPIO, INC.

Date: August 9, 2019	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)