Form 10-Q
period 2019-09-30
Precipio, Inc.
filed 2019-11-13
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of November 11, 2019, the number of shares of common stock outstanding was 7,430,117.

PRECIPIO, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2019
	(unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$1,683	$381
Accounts receivable, net	693	690
Inventories	182	197
Other current assets	398	525
Total current assets	2,956	1,793

PROPERTY AND EQUIPMENT, NET	464	496

OTHER ASSETS:
Operating lease right-of-use assets	574	—
Intangibles, net	18,506	19,291
Other assets	25	25
Total assets	$22,525	$21,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$454	$263
Current maturities of convertible notes, less debt discounts and debt issuance costs	34	4,377
Current maturities of finance lease liabilities	65	57
Current maturities of operating lease liabilities	210	—
Accounts payable	2,363	5,169
Accrued expenses	1,495	1,940
Deferred revenue	19	49
Other current liabilities	—	1,910
Total current liabilities	4,640	13,765
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	207	253
Finance lease liabilities, less current maturities	126	155
Operating lease liabilities, less current maturities	370	—
Common stock warrant liabilities	1,773	1,132
Derivative liabilities	—	62
Deferred tax liability	70	70
Other long-term liabilities	45	45
Total liabilities	7,231	15,482
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at September 30, 2019 and December 31, 2018, 47 shares issued and outstanding at September 30, 2019 and December 31, 2018, liquidation preference at par value at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2019 and December 31, 2018, 7,136,117 and 2,298,738 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	71	23
Additional paid-in capital	72,381	53,796
Accumulated deficit	(57,158)	(47,696)
Total stockholders’ equity	15,294	6,123
	$22,525	$21,605

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SALES:
Service revenue, net	$1,020	$808	$3,125	$2,498
Clinical research grants	–	13	–	75
Other	26	2	37	5
Revenue, net of contractual allowances and adjustments	1,046	823	3,162	2,578
less allowance for doubtful accounts	(262)	(173)	(723)	(399)
Net sales	784	650	2,439	2,179
COST OF SALES:
Service revenue	756	653	2,201	1,926
Clinical research grants	–	8	–	65
Total cost of sales	756	661	2,201	1,991
Gross profit (loss)	28	(11)	238	188
OPERATING EXPENSES:
Operating expenses	2,391	2,831	6,955	7,367
Impairment of goodwill	–	1,275	–	1,569
TOTAL OPERATING EXPENSES	2,391	4,106	6,955	8,936
OPERATING LOSS	(2,363)	(4,117)	(6,717)	(8,748)
OTHER INCOME (EXPENSE):
Interest expense, net	(97)	(120)	(298)	(176)
Warrant revaluation	563	176	(19)	760
Loss on modification of warrants	–	(143)	(1,128)	(143)
Derivative revaluation	–	117	(415)	116
Gain on settlement of liability, net	–	66	1,251	213
Gain on extinguishment of debt	–	284	–	284
Loss on litigation	–	–	(266)	–
Loss on issuance of convertible notes	–	(112)	(1,870)	(1,040)
Loss on settlement of equity instruments	–	–	–	(385)
	466	268	(2,745)	(371)
LOSS BEFORE INCOME TAXES	(1,897)	(3,849)	(9,462)	(9,119)
INCOME TAXES	–	–	–	–
NET LOSS	(1,897)	(3,849)	(9,462)	(9,119)

Deemed dividends related to beneficial conversion feature of preferred stock and fair value of consideration issued to induce conversion of preferred stock	–	–	–	(3,848)
TOTAL DIVIDENDS	–	–	–	(3,848)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,897)	$(3,849)	$(9,462)	$(12,967)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.31)	$(2.49)	$(1.85)	$(10.30)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	6,186,119	1,546,814	5,104,397	1,258,507

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, July 1, 2019	47	$—	5,993,369	$60	$69,428	$(55,261)	$14,227
Net loss	—	—	—	—	—	(1,897)	(1,897)
Conversion of convertible notes into common stock	—	—	52,748	—	118	—	118
Issuance of common stock in connection with purchase agreements	—	—	1,090,000	11	2,750	—	2,761
Write-off debt premiums in conjunction with convertible note conversions	—	—	—	—	(63)	—	(63)
Stock-based compensation	—	—	—	—	148	—	148
Balance, September 30, 2019	47	$—	7,136,117	$71	$72,381	$(57,158)	$15,294

	For the Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2019	47	$—	2,298,738	$23	$53,796	$(47,696)	$6,123
Net loss	—	—	—	—	—	(9,462)	(9,462)
Conversion of convertible notes into common stock	—	—	2,439,173	24	7,366	—	7,390
Issuance of common stock in connection with purchase agreements	—	—	2,088,077	21	5,150	—	5,171
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(590)	—	(590)
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	477	—	477
Proceeds upon issuance of common stock from exercise of warrants	—	—	310,200	3	1,572	—	1,575
Write-off warrant liability in conjunction with warrant exercises	—	—	—	—	2,364	—	2,364
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	1,792	—	1,792
Stock-based compensation	—	—	—	—	455	—	455
Payment of fractional common shares in conjunction with reverse stock split	—	—	(71)	—	(1)	—	(1)
Balance, September 30, 2019	47	$—	7,136,117	$71	$72,381	$(57,158)	$15,294

	For the Three Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, July 1, 2018	47	$—	1,503,969	$15	$49,455	$(37,272)	$12,198
Net loss	—	—	—	—	—	(3,849)	(3,849)
Issuance of common stock in connection with purchase agreements	—	—	40,000	1	(1)	—	—
Issuance of common stock upon exercise of warrants	—	—	39,753	—	179	—	179
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	528	—	528
Stock-based compensation	—	—	—	—	122	—	122
Balance, September 30, 2018	47	$—	1,583,722	$16	$50,283	$(41,121)	$9,178

	For the Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2018	4,935	$—	679,774	$7	$44,560	$(31,542)	$13,025
Net loss	—	—	—	—	—	(9,119)	(9,119)
Conversion of preferred stock into common stock	(4,888)	—	431,022	4	(4)	—	—
Issuance of common stock in connection with purchase agreements	—	—	99,457	2	616	—	618
Issuance of common stock in exchange for cancelation of other current liabilities	—	—	120,983	1	1,896	—	1,897
Issuance of common stock upon exercise of warrants	—	—	252,486	2	1,269	—	1,271
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	1,604	—	1,604
Liability recorded related to equity purchase agreement repricing	—	—	—	—	—	(460)	(460)
Stock-based compensation	—	—	—	—	342	—	342
Balance, September 30, 2018	47	$—	1,583,722	$16	$50,283	$(41,121)	$9,178

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,462)	$(9,119)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	838	972
Amortization of operating lease right-of-use asset	176	—
Amortization of finance lease right-of-use asset	46	—
(Accretion) amortization of deferred financing costs, debt discounts and debt premiums	(8)	70
Gain on extinguishment of debt	—	(284)
Gain on settlement of liability, net	(1,251)	(213)
Loss on settlement of equity instrument	—	385
Loss on litigation	266	—
Loss on issuance of convertible notes	1,870	1,040
Stock-based compensation	455	342
Impairment of goodwill	—	1,569
Provision for losses on doubtful accounts	724	394
Warrant revaluation	19	(617)
Loss on modification of warrants	1,128	—
Derivative revaluation	415	(116)
Changes in operating assets and liabilities:
Accounts receivable	(727)	(322)
Inventories	15	(14)
Other assets	302	13
Accounts payable	(1,624)	526
Operating lease liabilities	(170)	—
Accrued expenses and other liabilities	(13)	573
Net cash used in operating activities	(7,001)	(4,801)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49)	(66)
Net cash used in investing activities	(49)	(66)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(44)	(44)
Payment of deferred financing costs	(120)	(138)
Payment of fractional common shares in conjunction with reverse stock split	(1)	—
Issuance of common stock, net of issuance costs	5,171	618
Proceeds from exercise of warrants	1,575	1,271
Proceeds from long-term debt	—	300
Proceeds from convertible notes	2,150	3,000
Principal payments on convertible notes	(50)	—
Principal payments on long-term debt	(329)	(342)
Net cash flows provided by financing activities	8,352	4,665
NET CHANGE IN CASH	1,302	(202)
CASH AT BEGINNING OF PERIOD	381	421
CASH AT END OF PERIOD	$1,683	$219

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$27	$37
SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	4	31
Equipment financed through finance lease obligations	23	107
Deferred debt issuance cost financed through accounts payable	—	57
Discount of 9% on issuance of convertible bridge notes	188	297
Other current liabilities canceled in exchange for common shares	—	1,897
Conversion of convertible debt plus interest into common stock	7,390	—
Beneficial conversion feature on issuance of convertible notes	1,792	1,604
Initial valuation of derivative liability recorded in conjunction with issuance of convertible notes	1,858	453
Initial valuation of warrant liability recorded in conjunction with issuance of convertible notes	—	1,925
Long-term debt exchanged for convertible notes	—	2,108
Liabilities exchanged for convertible notes	2,150	—
Prepaid insurance financed with loan	434	375
Accounts payable converted to long-term debt	—	74
Liability recorded related to equity purchase agreement repricing	—	460
Warrant liability canceled due to settlement of equity instruments	—	456
Right-of-use assets obtained in exchange for lease obligations	750	—
Amounts included in measurement of lease liabilities	144	—
Write-off warrant liability in conjunction with warrant exercises	2,364	—
Write-off of debt discounts (net of debt premiums) in conjunction with convertible note conversions	590	—
Write-off of derivative liability in conjunction with convertible note conversions	477	—

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2019 and 2018

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiary, (“we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics company providing diagnostic products and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technology developed within academic institutions and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with the Yale School of Medicine to capture the expertise, experience and technologies developed within academia so that we can provide a better standard of cancer diagnostics and solve the growing problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which focuses on further development of ICE-COLD-PCR (“ICP”), the patented technology which was exclusively licensed by us from Dana-Farber Cancer Institute, Inc. (“Dana-Farber”) at Harvard University (“Harvard”). The research and development center focuses on the development of this technology, which we believe will enable us to commercialize other technologies developed by our current and future academic partners. Our platform connects patients, physicians and diagnostic experts residing within academic institutions. Launched in 2018, the platform facilitates the following relationships:

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of September 30, 2019, the Company had a net loss of $9.5 million, negative working capital of $1.7 million and net cash used in operating activities of $7.0 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10‑Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•

The Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $7.2 million in aggregate, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $2.8 million and $5.2 million from the sale of 1,090,000 and 2,088,077 shares of common stock to Lincoln Park during the three and nine months ended September 30, 2019 and $0.6 million from the sale of 270,000 shares of common stock to Lincoln Park from October 1, 2019 through the date of issuance of this Form 10-Q, leaving the Company an additional $2.8 million to draw upon in the coming year.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10‑Q. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report Form 10‑Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

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

The condensed consolidated balance sheet as of December 31, 2018 was derived from our audited balance sheet as of that date. There has been no change in the balance sheet from December 31, 2018, except for the retroactive adjustment to reflect the Reverse Stock Split. The accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2019 and 2018 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 contained in our Annual Report on Form 10‑K, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2019.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 1,725,719 and 1,294,069 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2019 and 2018, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	September 30,
	2019	2018
Stock options	493,908	226,605
Warrants	909,189	617,460
Preferred stock	20,888	10,444
Convertible notes	301,734	439,560
Total	1,725,719	1,294,069

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	September 30, 2019	December 31, 2018
Department of Economic and Community Development (DECD)	$256	$274
DECD debt issuance costs	(26)	(28)
Financed insurance loan	388	204
September 2018 Settlement	43	66
Total long-term debt	661	516
Current portion of long-term debt	(454)	(263)
Long-term debt, net of current maturities	$207	$253

Department of Economic and Community Development.

On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with the Department of Economic and Community Development (“DECD”) by which the Company received a grant of $100,000 and a loan of $300,000 secured by substantially all of the Company’s assets (the “DECD 2018 Loan”). The DECD 2018 Loan is a ten-year loan due on December 31, 2027 and includes interest paid monthly at 3.25%.

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was less than $1,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $2,000 for the nine months ended September 30, 2019 and 2018, respectively. Net debt issuance costs were $26,000 and $28,000 at September 30, 2019 and December 31, 2018, respectively and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2018, the Company financed $0.4 million with a 4.89% interest rate and fully paid off such loan as of July 2019.  In July 2019, the Company financed $0.4 million with a 5.0% interest rate and will make monthly payments through May of 2020. As of September 30, 2019 and December 31, 2018, the Financed Insurance Loans outstanding balance of $0.4 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “September 2018 Settlement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the September 2018 Settlement. The settlement amount will accrue interest at the rate of 10% per annum until paid in full. The September 2018 Settlement outstanding balance of approximately $0.1 million was included in long-term debt and accounts payable in the Company’s condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

4. CONVERTIBLE NOTES

Convertible notes consist of the following:

	Dollars in Thousands
	September 30, 2019	December 31, 2018
Convertible bridge notes	$2,088	$4,294
Convertible bridge notes discount and debt issuance costs	(2,054)	(1,111)
Convertible bridge notes premiums	—	647
Convertible promissory notes - Exchange Notes	—	630
Convertible promissory notes - Exchange notes debt issuance costs	—	(83)
Total convertible notes	34	4,377
Current portion of convertible notes	(34)	(4,377)
Convertible notes, net of current maturities	$—	$—

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

The Transaction consisted of a number of drawdowns. The initial closing on April 20, 2018 provided the Company with proceeds of $1,660,000, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1,824,176 (the “April 2018 Bridge Notes”). The Company completed three additional drawdowns for aggregate proceeds of $1.3 million, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1.5 million, during the third quarter of 2018.  Drawdowns included the following funding from the April 2018 Investors (i) $348,104 in July 2018 for Bridge Notes with an aggregate principal of $382,526, (ii) $495,955 in August 2018 for Bridge Notes with an aggregate principal of $545,005 and (iii) $495,941 in September 2018 for Bridge Notes with an aggregate principal of $544,990 (collectively, the “Q3 2018 Bridge Notes”).

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

As part of the initial closing, the April 2018 Investors received 243,224 warrants to purchase shares of common stock of the Company (the “April 2018 Warrants”) that are exercisable at a 150% premium to the April 2018 Bridge Notes conversion price or $11.25. Half of such April 2018 Warrants had a five-year term and half had a one-year term. The Company reviewed the provisions of the April 2018 Warrants to determine the balance sheet classification of the April 2018 Warrants. The Company concluded that there is an obligation to repurchase the April 2018 Warrants by transferring assets and accordingly the warrants were classified as a liability. The April 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $1.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. The April 2018 Investors received 196,334 warrants to purchase shares of common stock of the Company in connection with the Q3 Bridge Note issuances (the “Q3 2018 Warrants”) with an initial exercise price of $11.25.  Half of such Q3 2018 Warrants had a five-year term and half had a one-year term. The terms of the Q3 2018 Warrants are the same as the April 2018 Warrants and, as such, were classified as liabilities. The Q3 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.7 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 9 – Fair Value for further discussion.

On September 20, 2018, immediately after the final drawdown of the Bridge Notes, the Company entered into an agreement with the April 2018 Investors whereby the exercise price of all warrants issued to the April 2018 Investors in connection with both the 2018 Note Agreement and the Q3 Bridge Notes were amended from $11.25 to $7.50. The Company reviewed this repricing to determine the appropriate accounting treatment and concluded that the repricing would be treated as a modification of the warrant agreements. As the warrants related to the Bridge Notes are classified as liabilities, the change in fair value attributable to the repricing would be reflected in the subsequent measurement on the warrants. Management calculated the change in fair value due to repricing to be an expense of approximately $0.1 million which is included in warrant revaluation in the condensed consolidated statements of operations.

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

The April 2018 Bridge Notes and Q3 2018 Bridge Notes both contained beneficial conversion features valued at $1.1 million and $0.5 million, respectively, which were recorded as debt discounts with an offset to additional paid in capital at the note issuance dates.

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

As detailed above, debt discounts and debt issuance costs related to the April 2018 Bridge Notes totaled $2.7 million. During the nine months ended September 30, 2018, since the costs exceeded the $1.8 million face amount of the debt, the Company recorded $1.8 million of debt discount and debt issuance costs as a reduction of the related debt with the excess $0.9 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations. The total debt discounts and debt issuance costs related to the Q3 2018 Bridge Notes totaled $1.4 million, of which the Company recorded $1.3 million of debt discount and debt issuance costs as a reduction of the related debt with $0.1 million expensed as a loss on issuance of convertible notes in the condensed consolidated statements of operations. The debt discount and debt issuance costs will be amortized to interest expense over the life of the respective April 2018 Bridge Notes and Q3 2018 Bridge Notes on a basis that approximates the effective interest method. Amortization of the discount was zero for the three and nine months ended September 30, 2019. Amortization of the discounts was $59,000 and $68,000 for the three and nine months ended September 30, 2018 and is included in interest expense in the unaudited condensed consolidated statements of operations.

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

Debt discounts and debt issuance costs related to the April 2019 Bridge Notes totaled $2.0 million. Since the costs exceeded the $1.0 million face amount of the debt at issuance, the Company recorded $1.0 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with the excess

$1.0 million expensed as a loss on issuance of convertible notes in the condensed consolidated statements of operations during the nine months ended September 30, 2019.

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

Debt discounts and debt issuance costs related to the May 2019 Bridge Notes totaled $2.0 million. Since the costs exceeded the $1.1 million face amount of the debt, the Company recorded $1.1 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with the excess $0.9 million expensed as a loss on issuance of convertible notes in the condensed consolidated statements of operations during the nine months ended September 30, 2019.

Since the issuance of all the 2018 and 2019 Bridge Notes, $4.5 million of the total $6.6 million of convertible bridge notes, plus interest, have been converted into a total of 1,922,100 shares of common stock of the Company. This included the conversion of approximately $0.1 million and $4.3 million of Bridge Notes, plus interest, converted into 52,748 and 1,828,766 shares of common stock of the Company during the three and nine months ended September 30, 2019, respectively.

As a result of the bridge note conversions, the Company wrote off approximately $0.5 million of derivative liability, with an offset to additional paid-in capital, during the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2019 and 2018, the change in Bridge Note debt discounts and debt premiums was as follows:

(Dollars in thousands)	For the Three Months Ended September 30,
	2019		2018
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at July 1	$(2,158)	$—	$(1,815)	$—
Additions:	—	—	(1,337)	—
Deductions:
Amortization (accretion) (1)	41	—	59	—
Write-off related to note conversions (2)	63	—	—	—
Balance at September 30	$(2,054)	$—	$(3,093)	$—

	For the Nine Months Ended September 30,
	2019		2018
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,111)	$647	$—	$—
Additions:	(2,086)	—	(3,161)	—
Deductions:
Amortization (accretion) (1)	154	(167)	68	—
Write-off related to note conversions (2)	989	(480)	—	—
Balance at September 30	$(2,054)	$—	$(3,093)	$—
(1)	Amortization/accretion is recognized as interest expense/income within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.

The remaining debt discounts of $2.1 million, as of September 30, 2019, are expected to be fully amortized by the end of the second quarter of 2020.

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

During 2018, the Company entered into Exchange Agreements (the “Exchange Agreements”) with three institutional investors (the “Holders”) pursuant to which the Company issued or shall issue convertible promissory notes, due January 1, 2021 (the “Exchange Notes”) in exchange (the “Exchange”) for amounts owed to the Holders pursuant to certain debt settlement agreements, dated October 31, 2017. During the three and nine months ended September 30, 2018, $2.1 million of Secured Debt Obligations were exchanged for $1.8 million of Exchange Notes (the “Exchange Notes”). Pursuant to the terms of the Exchange Notes, the Company shall pay to the Holders the aggregate principal amount of the Exchange Notes in eighteen equal installments beginning on August 1, 2019 and ending on January 1, 2021.

The Company reviewed the Conversion Option and concluded that it meets the criteria for derivative accounting and requires bifurcation and separate accounting as a derivative. During the three and nine months ended September 30, 2018, the Company determined the initial fair value of the derivative at the time of issuance to be approximately $0.2 million which was recorded as a debt discount with an offset to derivative liability. See Note 9 –Fair Value for further discussion.

The Company reviewed the Company Put Option and concluded that it meets the criteria for derivative accounting and requires bifurcation and separate accounting as a derivative. The Company determined the initial fair value of the derivative at the time of issuance to be immaterial.

Since the issuance of the Exchange Notes, the Holders have converted all $2.8 million into a total of 446,913 shares of common stock of the Company. This included the conversion of zero and $0.6 million of Exchange Notes converted into zero and 155,351 shares of common stock of the Company during the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019 and December 31, 2018, the outstanding balance of the Exchange Notes, net of discounts, was zero and $0.6 million, respectively, and was presented within convertible notes in the Company’s condensed consolidated balance sheets.

During the three months ended September 30, 2019,  there was no change in Exchange Note debt discounts. During the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018, the change in Exchange Note debt discounts was as follows:

(Dollars in thousands)
For the Three Months Ended September 30, 2018
Beginning balance at July 1	$—
Additions:	(241)
Deductions:
Amortization (1)	—
Write-off related to note conversions (2)	—
Balance at September 30	$(241)

(Dollars in thousands)	For the Nine Months Ended September 30,
	2019	2018
Beginning balance at January 1	$(83)	$—
Additions:	—	(241)
Deductions:
Amortization (1)	2	—
Write-off related to note conversions (2)	81	—
Balance at September 30	$—	$(241)
(1)	Amortization is recognized as interest expense within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.

As a result of Exchange Note conversions, during the nine months ended September 30, 2019, the Company wrote off approximately $0.1 million of derivative liability with an offset to additional paid-in capital. There were no derivate liability write offs during the three months ended September 30, 2019 or during the three and nine months ended September 30, 2018.

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

On April 16, 2019, the entire outstanding amount of $1.45 million was converted into 270,699 shares of common stock of the Company and as of September 30, 2019 the remaining amount due on the Crede Note was zero.

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

During the three and nine months ended September 30, 2019, the Company made cash payments of zero and less than $0.1 million, respectively, on the Leviston Note.  During the three and nine months ended September 30, 2019, zero and $0.7 million of the Leviston note was converted into zero and 184,357 shares of common stock of the Company, respectively. As of September 30, 2019, the remaining amount due on the Leviston Note was zero.  As of December 31, 2018, the Company had recorded liabilities related to Leviston of $0.5 million and $0.2 million which were included in other current liabilities and accrued expenses, respectively, in the condensed consolidated balance sheet.

5. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at September 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Accrued expenses	$1,087	$1,583
Accrued compensation	317	118
Accrued interest	91	239
	$1,495	$1,940

The Company was able to reduce certain accrued expense and accounts payable amounts through negotiations with certain vendors to settle outstanding liabilities and the Company recorded these amounts as gains which are included in gain on settlement of liability, net. During the three and nine months ended September 30, 2019, zero and approximately $1.3 million, respectively, was recorded as a gain. Similarly, the Company recorded a net gain of $0.1 million and $0.2 million during the three and nine months ended September 30, 2018, respectively.

Other current liabilities are as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Liability related to equity purchase agreement	—	460
Liability for settlement of equity instrument	—	1,450
	$—	$1,910

On March 12, 2018, Precipio entered into a settlement agreement (the “Crede Agreement”) with Crede pursuant to which Precipio agreed to pay Crede a total sum of $1.925 million over a period of 16 months payable in cash, or at the Company’s discretion, in stock, in accordance with terms contained in the Crede Agreement.

As of the date of the Crede Agreement, the fair value of the common stock warrant liability related to Crede was revalued to approximately $0.4 million, resulting in a gain of $0.2 million included in warrant revaluation in the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2018. At the time of the Crede Agreement, the Company recorded an additional loss of $0.4 million, which is included in loss on settlement of equity instruments in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018. During 2018, the Company paid approximately $0.5 million to Crede, with a remaining balance of $1.45 million as of December 31, 2018. On January 15, 2019 the $1.45 million liability was replaced with the Crede Note.

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

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2019 and December 31, 2018.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers. As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereafter. The Company filed a motion to dismiss all claims, which motion was fully briefed on November 27, 2017. The Court granted the Company’s motion in full on May 3, 2018 and dismissed the lawsuit. The Eighth Circuit reversed the decision of the District Court and remanded the case back to the District Court. The parties filed a notice with the Court on May 22, 2019, announcing that they had reached a settlement in principle.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment of $1.95 million, which will be primarily funded by our insurance.  On July 10, 2019, the Court entered an order preliminarily approving the settlement.  The settlement remains subject to final approval by the Court. The Company’s insurance policy includes a deductible of approximately $0.8 million and the Company has previously paid approximately $0.5 million in legal fees in connection with the litigation which have been applied to the deductible leaving approximately $0.3 million to be paid by the Company and approximately $1.7 million to be paid by the insurance company. During the three months ended September 30, 2019, both the Company and the insurance company paid their respective amounts to an escrow account where the funds will be held until they are approved for distribution at a fairness hearing of the Court which is scheduled for November 2019.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000 that was recorded in accounts payable within the accompanying condensed consolidated balance sheet at December 31, 2018.    The obligation was paid in full during the second quarter 2019, resulting in no remaining amount due to Bio-Rad.

OTHER COMMITMENTS

On January 2, 2019, the Company entered into a settlement agreement with a third party service provider pursuant to which we agreed to pay the service provider an aggregate amount of approximately $0.6 million, plus accrued interest at a rate of 8%, pursuant to an agreed upon payment schedule, ending in September 2019, in consideration for the cancellation of an outstanding debt owed by the Company to the service provider in the aggregate amount of approximately $1.5 million (the “Owed Amount”) which was recorded in accounts payable at December 31, 2018. During the three and nine months ended September 30, 2019, the Company made payments of zero and $0.6 million, respectively, to the service provider as payment in full of the agreed upon payment schedule. The service provider waived the difference between the settlement amount and the Owed Amount and, as such, the Company recorded a gain on settlement of approximately $0.9 million which is included in gain on settlement of liability, net in the condensed consolidated statements of operations for the nine months ended September 30, 2019. There was no remaining balance due on the Owed Amount at September 30, 2019.

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

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)	Classification on the Condensed Consolidated Balance Sheet	September 30, 2019

Assets:
Operating lease assets	Operating lease right-of-use assets	$574
Finance lease assets	Property and equipment, net	201
Total lease assets		$775

Liabilities:
Current:
Operating lease obligations	Current maturities of operating lease liabilities	$210
Finance lease obligations	Current maturities of finance lease liabilities	65
Noncurrent:
Operating lease obligations	Operating lease liabilities, less current maturities	370
Finance lease obligations	Finance lease liabilities, less current maturities	126
Total lease liabilities		$771

As of September 30, 2019, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2019	$64	$24	$88
2020	242	62	304
2021	241	38	279
2022	48	32	80
2023	35	27	62
Thereafter	17	41	58
Total lease obligations	647	224	871
Less: Amount representing interest	(67)	(33)	(100)
Present value of net minimum lease obligations	580	191	771
Less, current portion	(210)	(65)	(275)
Long term portion	$370	$126	$496

Other information as of September 30, 2019:

Weighted-average remaining lease term (years):
Operating leases	2.8
Finance leases	4.3
Weighted-average discount rate:
Operating leases	8.00%
Finance leases	7.25%

During the nine months ended September 30, 2019, operating cash flows from operating leases was $144,000 and ROU assets obtained in exchange for operating lease liabilities was $750,000.

Operating Lease Costs

Operating lease costs were less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30,

2018, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment.

Finance Lease Costs

Finance leases are included in property and equipment, net and finance lease liabilities, less current maturities on the condensed consolidated balance sheets. The associated amortization expense and interest included in the condensed consolidated statements of operations for both the three and nine months ended September 30, 2019 is less than $0.1 million, respectively.

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

During the nine months ended September 30, 2018, the Company issued 208,000 shares of its common stock in connection with conversions of its Series B Preferred Stock and 223,022 shares of its common stock in connection with conversions of its Series C Preferred Stock. Aside from 4,000 shares of common stock issued in connection with conversions of its Series C Preferred Stock, all of the shares of common stock issued for the nine months ended September 30, 2018 in connection with conversions of its Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”) were issued after the Company induced the holders of its Preferred Stock to convert their shares of Preferred Stock to shares of the company’s common stock (see below - Preferred Stock induced conversions).

During the three and nine months ended September 30, 2018, the Company issued 39,753 and 252,486 shares of its common stock, respectively, in connection with the exercise of 39,753 and 252,486 warrants, respectively. The warrant exercises resulted in net cash proceeds to the Company of approximately $0.2 million and $1.3 million during the three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2019, the Company issued zero and 310,200 shares of its common stock, respectively, in connection with the exercise of zero and 310,200 warrants, respectively. The warrant exercises resulted in net cash proceeds to the Company of approximately $1.6 million during the nine months ended September 30, 2019.

Also, during the three and nine months ended September 30, 2019, the Company issued 52,748 and 2,439,173 shares, respectively, of its common stock in connection with the conversion of convertible notes, plus interest, totaling $0.1 million and $7.4 million, respectively. See Note 4 – Convertible Notes.

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

LP Purchase Agreement

On September 7, 2018, the Company entered into the LP Purchase Agreement, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. Pursuant to the terms of the LP Purchase Agreement, on the agreement date, the Company issued 40,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP Commitment Shares”). Also on September 7, 2018, the Company entered into a registration rights agreement with Lincoln Park (the “LP Registration Rights Agreement”), pursuant to which on September 14, 2018, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 466,666 shares of common stock, which includes the LP Commitment Shares, that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on September 28, 2018. As of January 16, 2019, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On February 1, 2019, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 1,000,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on February 12, 2019. As of August 5, 2019, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On August 9, 2019, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 1,800,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. As of September 30, 2019, 990,000 shares registered under this S-1 had been sold and/or issued to Lincoln Park.

Under the LP Purchase Agreement, the Company may, from time to time and at its sole discretion, on any single business day on which the closing price of its common stock is not less than $1.50 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LP Purchase Agreement), direct Lincoln Park to purchase shares of its common stock in amounts up to 30,000 shares, which amounts may be increased to up to 36,666 shares depending on the market price of its common stock at the time of sale and subject to a maximum commitment by Lincoln Park of $1,000,000 per single purchase, which the Company refers to as “regular purchases”, plus other “accelerated amounts” and/or “additional accelerated amounts” under certain circumstances. The Company will control the timing and amount of any sales of its common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park in regular purchases under the LP Purchase Agreement will be based on the market price of the common stock of the Company preceding the time of sale as computed under the LP Purchase Agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. The Company may at any time in its sole discretion terminate the LP Purchase Agreement without fee, penalty or cost upon one business day notice.  There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the LP Purchase Agreement or LP Registration Rights Agreement, other than a prohibition on the Company entering into certain types of transactions that are defined in the LP Purchase Agreement as “Variable Rate Transactions.” Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

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

As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $7.2 million in aggregate, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $2.8 million and $5.2 million from the sale of 1,090,000 and 2,088,077 shares of common stock to Lincoln Park during the three and nine months ended September 30, 2019, respectively, and $0.6 million from the sale of 270,000 shares of common stock to Lincoln Park from October 1, 2019 through the date of issuance of this Quarterly Report on Form 10-Q.

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

The 2018 Purchase Agreement triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from the reduced $21.00 per share price, related to the 2017 Series C issuance, to $15.60 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $1.4 million which was recognized as a deemed dividend during the nine months ended September 30, 2018 (“Deemed Dividend A”).

The 2018 Inducement Agreement, discussed below, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $15.60 per share to $11.25 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $40,000 which was recognized as a deemed dividend during the nine months ended September 30, 2018 (“Deemed Dividend B”).

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

During the nine months ended September 30, 2018, 2,340 shares of Series B Preferred Stock were converted into 208,000 shares of our common stock.

At September 30, 2019 and December 31, 2018, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding.

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

The conversion price of the Series C Preferred Stock contains a down round feature. The 2018 Purchase Agreement triggered the down round feature of the Series C Preferred Stock and, as a result, the conversion price of the Company’s Series C Convertible Preferred Stock was automatically adjusted from $21.00 per share to $15.60 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.8 million which was recognized as a deemed dividend at the time of the down round adjustment (“Deemed Dividend C”).

During the nine months ended September 30, 2018, 2,548 shares of Series C Preferred Stock were converted into 223,022 shares of our common stock.

At September 30, 2019 and December 31, 2018, the Company had 2,748 shares of Series C designated and issued and zero shares of Series C outstanding.

Preferred Stock induced conversions

On March 21, 2018, the Company entered into a letter agreement (the “2018 Inducement Agreement”) with certain holders of shares of the Company’s Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock issued in the Company’s public offering in August 2017 and registered direct offering in November 2017. Pursuant to the 2018 Inducement Agreement, the Company and the investors agreed that, as a result of the issuance of shares of common stock pursuant to that Purchase Agreement, dated February 8, 2018, by and between the Company and the investor named therein, and effective as of the time of execution of the 2018 Inducement Agreement, the exercise price of the Warrants was reduced to $11.25 per share (the “Exercise Price Reduction”) and the conversion price of the Preferred Stock was reduced to $11.25 (the “Conversion Price Reduction”). As consideration for the Company’s agreement to the Exercise Price Reduction and the Conversion Price Reduction, (i) each investor agreed to convert the shares of Preferred Stock held by such investor into shares of Common Stock and (ii) one investor agreed to exercise 44,444 Warrants and another investor agreed to exercise 33,333 Warrants all as of the date of the 2018 Inducement Agreement. As discussed above, as of September 30, 2019, all shares of Preferred Stock, except 47 shares of Series B Preferred Stock, were converted to shares of our common stock pursuant to the terms of the 2018 Inducement Agreement and 20,000 Warrants were exercised at the $11.25 exercise price.

The 2018 Inducement Agreement represented an inducement by the Company to convert shares of the Preferred Stock. The conversion price of the Preferred Stock and the exercise price of the Warrants were reduced from $15.60 per share to $11.25 per share, respectively. The Company calculated the fair value of the additional securities and consideration to be approximately $1.2 million (“Deemed Dividend D”). During the nine months ended September 30, 2018, this amount was recorded as a charge to additional paid-in-capital and as a deemed dividend resulting in a reduction of income available to common shareholders in our basic earnings per share calculation.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of September 30, 2019:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2014	April 2020	832	$1,800.00
(2)	2015	February 2020	1,588	$1,008.00
(3)	2015	December 2020	272	$747.00
(4)	2016	January 2021	596	$544.50
(5)	2017	June 2022	2,540	$41.25
(5)	2017	June 2022	500	$7.50
(6)	2017	June 2022	6,095	$105.00
(7)	2017	August 2022	25,201	$2.25
(8)	2017	August 2022	4,000	$46.88
(9)	2017	August 2022	47,995	$150.00
(9)	2017	August 2022	9,101	$7.50
(10)	2017	August 2022	16,664	$2.25
(10)	2017	August 2022	7,335	$2.25
(11)	2017	October 2022	666	$2.25
(12)	2017	May 2023	—	$2.25
(13)	2018	October 2022	7,207	$112.50
(14)	2018	April 2023	69,964	$5.40
(14)	2018	April 2023	121,552	$5.40
(15)	2018	October 2022	15,466	$11.25
(16)	2018	July 2023	14,671	$5.40
(16)	2018	July 2023	14,672	$5.40
(16)	2018	August 2023	36,334	$5.40
(16)	2018	August 2023	36,334	$5.40
(16)	2018	September 2023	19,816	$5.40
(16)	2018	September 2023	20,903	$5.40
(17)	2018	November 2023	75,788	$5.40
(17)	2018	December 2023	51,282	$5.40
(18)	2019	April 2024	147,472	$5.40
(19)	2019	May 2024	154,343	$9.56
			909,189

(1)	These warrants were issued in connection with a private placement which was completed in October 2014.
(2)	These warrants were issued in connection with an offering which was completed in February 2015.
(3)	These warrants were issued in connection with an offering which was completed in July 2015.
(4)

These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of September 30, 2019, 357 warrants are recorded as a liability, See Note 9 – Fair Value for further discussion, and 239 are treated as equity.

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

There were 6,800 and 146,666 August 2017 Offering Warrants exercised during the nine months ended September 30, 2019 and 2018, respectively, for proceeds to the Company of approximately $15,000 and $795,000, respectively. During the nine months ended September 30, 2019 and 2018, the intrinsic value of the August 2017 Offering Warrants exercised was $36,000 and $420,000, respectively.

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

There were zero and 25,037 Series C Warrants exercised during the three and nine months ended September 30, 2019, respectively, for proceeds to the Company of zero and $56,000, respectively. During the nine months ended September 30, 2019, the intrinsic value of the Series C Warrants exercised was approximately $43,000. There were

34,487 and 105,820 Series C Warrants exercised during the three and nine months ended September 30, 2018, respectively, for proceeds to the Company of approximately $155,000 and $476,000, respectively. During the nine months ended September 30, 2018, the intrinsic value of the Series C Warrants exercised was approximately $294,000.

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

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the April 2018 Warrants was adjusted to $5.40 and all April 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the April 2018 Warrants was calculated to be an expense of approximately $0.7 million which is included in loss on modification of warrants in the condensed consolidated statements of operations for the nine months ended September 30, 2019. The expense for the three months ended September 30, 2019 was zero.

There were zero and 51,708 April 2018 Warrants exercised during the three and nine months ended September 30, 2019, respectively, for proceeds to the Company of zero and $279,000, respectively. During the nine months ended September 30, 2019, the intrinsic value of the April 2018 Warrants exercised was approximately $128,000.

Advisor Warrants

At the time of the 2018 Note Agreement, the Company issued 15,466 warrants with an exercise price of $11.25 to a financial advisor. At the time of issuance, as discussed in Note 4 - Convertible Notes, the Advisor Warrants had a fair value of approximately $0.1 million and were recorded as a liability with an offset to debt discount.

Q3 2018 Warrants

In connection with the issuance of bridge notes during the third quarter of 2018, the Company issued 196,340 warrants with an exercise price of $11.25 at time of issuance (the “Q3 2018 Warrants”). At the time of issuance, half of these Q3 2018 Warrants had a five-year term and half had a one-year term. The Q3 2018 Warrants had a fair value of approximately $0.7 million and were recorded as a liability with an offset to debt discount. In September 2018, the exercise price was modified to $7.50. The Company calculated the change in fair value due to repricing to be an expense of approximately $0.1 million which is included in warrant revaluation in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the Q3 2018 Warrants was adjusted to $5.40 and all Q3 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the Q3 2018 Warrants was calculated to be an expense of approximately $0.4 million which is included in loss on modification of warrants in the condensed consolidated statements of operations for the nine months ended September 30, 2019. The expense for the three months ended September 30, 2019 was zero.

There were zero and 53,610 Q3 2018 Warrants exercised during the three and nine months ended September 30, 2019, respectively for proceeds to the Company of zero and $289,000, respectively. During the nine months ended September 30, 2019, the intrinsic value of the Q3 2018 Warrants exercised was approximately $133,382.

Q4 2018 Warrants

In connection with the issuance bridge notes during the fourth quarter of 2018, the Company issued 300,115 warrants with an exercise price of $5.40 at time of issuance and a five-year term (the “Q4 208 Warrants”). At the time of issuance, the Q4 2018 Warrants had a fair value of approximately $0.7 million and were recorded as a liability with an offset to debt discount.

There were zero and 173,045 Q4 2018 Warrants exercised during the three and nine months ended September 30, 2019, respectively, for proceeds to the Company of zero and $934,000, respectively. During the nine months ended September 30, 2019, the intrinsic value of the Q4 2018 Warrants exercised was approximately $489,000.

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

There were no deemed dividends during the nine months ended September 30, 2019. The following represents a summary of the dividends recorded for the nine months ended September 30, 2018:

Amount Recorded
Deemed Dividends	(in thousands)

Dividends resulting from the 2018 Purchase Agreement
Deemed Dividend A	$1,358
Deemed Dividend C	829
Deemed Dividend E	62
Deemed Dividend F	8
Deemed Dividend H	*
Deemed Dividend J	58

Dividends resulting from the 2018 Inducement Agreement
Deemed Dividend B	40
Deemed Dividend D	1,154
Deemed Dividend G	5
Deemed Dividend I	*

Dividends resulting from the 2018 Note Agreement
Deemed Dividend K	216
Deemed Dividend L	63
Deemed Dividend O	45
Deemed Dividend M	10
Deemed Dividend N	*

For the nine months ended September 30, 2018	$3,848

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

2016 Warrant Liability

In the Merger, the Company assumed a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants remain outstanding as of September 30, 2019.

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

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of September 30, 2019, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of 1.3 years; annual volatility of 141%; and a risk-free interest rate of 1.74%. As of December 31, 2018, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of two years; annual volatility of 176%; and a risk-free interest rate of 2.48%.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of September 30, 2019, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 2.56 to 4.62 years; annual volatility of 149% to 158%; and risk free rate of 1.56% to 1.61%.

During the three and nine months ended September 30, 2019 and 2018, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended September 30, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at July 1	$86	$2,250	$2,336
Additions:	–	–	–
Total (gains) losses:
Revaluation recognized in earnings	(7)	(556)	(563)
Modification recognized in earnings	–	–	–
Deductions – warrant exercises	–	–	–
Balance at September 30	$79	$1,694	$1,773

	Three Months Ended September 30, 2018
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at July 1	$124	$882	$1,006
Additions:	–	720	720

Total (gains) losses:
Revaluation recognized in earnings	–	(176)	(176)
Modification recognized in earnings	–	143	143
Balance at September 30	$124	$1,569	$1,693

Dollars in Thousands
	Nine Months Ended September 30, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$116	$1,016	$1,132
Additions:	–	1,858	1,858
Total (gains) losses:
Revaluation recognized in earnings	(37)	56	19
Modification recognized in earnings	–	1,128	1,128
Deductions – warrant exercises	–	(2,364)	(2,364)
Balance at September 30	$79	$1,694	$1,773

	Nine Months Ended September 30, 2018
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$841	$–	$841
Additions:	–	1,925	1,925
Total (gains) losses:
Revaluation recognized in earnings	(261)	(499)	(760)
Modification recognized in earnings	–	143	143
Deductions – warrant liability settlement	(456)	–	(456)
Balance at September 30	$124	$1,569	$1,693

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

During the three months ended September 30, 2019, the change in the fair value of the derivative liabilities was zero.  During the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018, the change in the fair value of the derivative liabilities measured using significant unobservable inputs (Level 3) was comprised of the following:

(Dollars in thousands)
	Three Months Ended September 30, 2018
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at July 1	$143	$—	$143
Additions:	69	241	310
Total loss:
Revaluation recognized in earnings	(96)	(20)	(116)
Balance at September 30	$116	$221	$337

	Nine Months Ended September 30, 2019
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$30	$32	$62
Deductions:	(438)	(39)	(477)
Total loss:
Revaluation recognized in earnings	408	7	415
Balance at September 30	$—	$—	$—

	Nine Months Ended September 30, 2018
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$—	$—	$—
Additions:	212	241	453
Total loss:
Revaluation recognized in earnings	(96)	(20)	(116)
Balance at September 30	$116	$221	$337

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

During the nine months ended September 30, 2019, the Company granted stock options to purchase up to 285,364 shares of common stock at a weighted average exercise price of $2.37. 100,000 of the stock options granted during the nine months ended September 30, 2019 were awards subject to performance-based milestone vesting.

The following table summarizes stock option activity under our plans during the nine months ended September 30, 2019:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2019	224,895	$15.90
Granted	285,364	2.37
Forfeited	(16,351)	7.22
Outstanding at September 30, 2019	493,908	$8.30
Exercisable at September 30, 2019	122,074	$17.92

As of September 30, 2019, there were 400,949 options that were vested or expected to vest with an aggregate intrinsic value of approximately $0.1 million and a remaining weighted average contractual life of 8.9 years.

During the nine months ended September 30, 2018, there were 224,365 options granted with a weighted average exercise price of $10.50 and 13,526 options forfeited with a weighted average exercise price of $32.40.

For the three and nine months ended September 30, 2019, we recorded compensation expense for all stock awards of $0.2 million and $0.5 million, respectively, within operating expense in the accompanying statements of operations. For the three and nine months ended September 30, 2018, we recorded compensation expense for all stock awards of $0.1 million and $0.3 million, respectively. As of September 30, 2019, the unrecognized compensation expense related to unvested stock awards was $2.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and nine months ended September 30, 2019 and 2018 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Three Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$10	$15	$—	$—	$10	$15
Medicare	373	288	—	—	373	288
Self-pay	5	48	—	—	5	48
Third party payers	490	289	—	—	490	289
Contract diagnostics	—	—	142	168	142	168
Service revenue, net	$878	$640	$142	$168	$1,020	$808

	For the Nine Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$22	$38	$—	$—	$22	$38
Medicare	1,217	703	—	—	1,217	703
Self-pay	20	94	—	—	20	94
Third party payers	1,297	639	—	—	1,297	639
Contract diagnostics	—	—	569	1,024	569	1,024
Service revenue, net	$2,556	$1,474	$569	$1,024	$3,125	$2,498

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended September 30, 2019 and December 31, 2018, the deferred revenue was $19,000 and $49,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2019	2018	2019	2018	2019	2018
Medicaid	$10	$30	$—	$(15)	$10	$15
Medicare	373	293	—	(5)	373	288
Self-pay	5	48	—	—	5	48
Third party payers	1,701	713	(1,211)	(424)	490	289
Contract diagnostics	142	168	—	—	142	168
	2,231	1,252	(1,211)	(444)	1,020	808
Clinical research grants and other	26	15	—	—	26	15
	$2,257	$1,267	$(1,211)	$(444)	$1,046	$823

(dollars in thousands)	For the Nine Months Ended September 30,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2019	2018	2019	2018	2019	2018
Medicaid	$25	$71	$(3)	$(33)	$22	$38
Medicare	1,234	722	(17)	(19)	1,217	703
Self-pay	20	94	—	—	20	94
Third party payers	4,289	1,561	(2,992)	(922)	1,297	639
Contract diagnostics	569	1,024	—	—	569	1,024
	6,137	3,472	(3,012)	(974)	3,125	2,498
Clinical research grants and other	37	80	—	—	37	80
	$6,174	$3,552	$(3,012)	$(974)	$3,162	$2,578

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954‑605‑45‑5 and ASU 2011‑07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$10	$15	$(10)	$(15)	$—	$—
Medicare	373	288	(56)	(43)	317	245
Self-pay	5	48	—	—	5	48
Third party payers	490	289	(196)	(115)	294	174
Contract diagnostics	142	168	—	—	142	168
	1,020	808	(262)	(173)	758	635
Clinical research grants and other	26	15	—	—	26	15
	$1,046	$823	$(262)	$(173)	$784	$650

	For the Nine Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$22	$38	$(22)	$(38)	$—	$—
Medicare	1,217	703	(183)	(105)	1,034	598
Self-pay	20	94	—	—	20	94
Third party payers	1,297	639	(518)	(256)	779	383
Contract diagnostics	569	1,024	—	—	569	1,024
	3,125	2,498	(723)	(399)	2,402	2,099
Clinical research grants and other	37	80	—	—	37	80
	$3,162	$2,578	$(723)	$(399)	$2,439	$2,179

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

The following summarizes the mix of receivables:

(dollars in thousands)	September 30, 2019	December 31, 2018
Medicaid	$99	$82
Medicare	764	633
Self-pay	75	108
Third party payers	2,071	1,382
Contract diagnostic services	116	193
	$3,125	$2,398
Less allowance for doubtful accounts	(2,432)	(1,708)
Accounts receivable, net	$693	$690

The following table presents the roll-forward of the allowance for doubtful accounts for the nine months ended September 30, 2019.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2019		$(1,708)
Collection Allowance:
Medicaid	$(22)
Medicare	(183)
Third party payers	(518)
	(723)
Bad debt expense	$(1)
Total charges		(724)
Balance, September 30, 2019		$(2,432)

Customer Revenue and Accounts Receivable Concentration

Customer revenue and accounts receivable concentration amounted to the following for the identified periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Percentage of net sales by customer:
Customer A	18%	17%	23%	36%
Customer B	11%	*	*	*

* represents less than 10%

	September 30,	December 31,
	2019	2018
Percentage of total accounts receivable by customer:
Customer A	10%	23%
Customer B	11%	*

* represents less than 10%

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2019 through the date the condensed consolidated financial statements were issued and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the Securities and Exchange Commission on April 16, 2019. Results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be attained in the future.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of September 30, 2019, the Company had a net loss of $9.5 million, negative working capital of $1.7 million and net cash used in operating activities of $7.0 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•

The Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $7.2 million in aggregate, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $5.2 million from the sale of 2,088,077 shares of common stock to Lincoln Park during the nine months ended September 30, 2019 and $0.6 million from the sale of 270,000 shares of common stock to Lincoln Park from October 1, 2019 through the date of issuance of this

Quarterly Report on Form 10-Q, leaving the Company an additional $2.8 million to draw upon in the coming year.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Service revenue, net, less allowance for doubtful accounts	$758	$635	$123	19%
Clinical research grants	—	13	(13)	(100)%
Other	26	2	24	1,200%
Net Sales	$784	$650	$134	21%

Net sales for the three months ended September 30, 2019 were approximately $0.8 million, an increase of $0.1 million as compared to the same period in 2018.  During the three months ended September 30, 2019, service revenue increased due to patient diagnostic service revenue which had an increase of $0.1 million as compared to the same period in 2018 due to an increase in cases processed. We processed 445 cases during the three months ended September 30, 2019 as compared to 436 cases during the same period in 2018,  or a 2% increase in cases. The increase in volume is the result of increased sales personnel.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $0.8 million and $0.7 million for the three months ended September  30, 2019 and 2018, respectively.  Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs which are in line with the changes in related revenues discussed above.

Gross Profit (Loss).  Gross profit (loss) and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2019	2018	2019	2018
Gross Profit (Loss)	$28	$(11)	4%	(2)%

Gross margin was 4% of total net sales, for the three months ended September 30, 2019, compared to negative 2% of total net sales for the same period in 2018. The gross profit was less than $0.1 million during the three months ended September 30, 2019 and 2018, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses decreased by $1.7 million to $2.4 million for the three months ended September 30, 2019 as compared to the same period in 2018. This decrease is a result of a decrease of $1.3 million in impairment of goodwill and a decrease of $0.5 million in legal and other professional fees. These decreases were partially offset by an increase of $0.1 million in personnel costs due to a higher headcount.

Other Income (Expense). Other income, net was $0.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and included income from warrant revaluations of $0.5 million and less than $0.1 million, respectively. Additionally, in 2018, the Company had income from derivative revaluations of $0.1 million. During the three months ended September 30, 2018,  other income also included $0.1 million from gain on settlement of liability and $0.3 million from gain on extinguishment of debt. These items were partially offset by a loss on issuance of convertible notes of $0.1 million. Interest expense was $0.1 million for the three months ended September 30, 2019 and 2018, respectively.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
Service revenue, net	$2,402	$2,099	$303	14%
Clinical research grants	—	75	(75)	(100)%
Other	37	5	32	640%
Net Sales	$2,439	$2,179	$260	12%

Net sales for the nine months ended September 30, 2019 were approximately $2.4 million, an increase of $0.3 million as compared to the same period in 2018.  During the nine months ended September 30, 2019, patient diagnostic service revenue had an increase of $0.8 million as compared to the same period in 2018 due to an increase in cases processed. We processed 1.250 cases during the nine months ended September 30, 2019 as compared to 959 cases during the same period in 2018, or a 30% increase in cases. The increase in volume is the result of increased sales personnel.  This increase was offset by a decrease of $0.5 million in contract diagnostic service revenue and a decrease of $0.1 million in clinical research grants for the nine months ended September 30, 2019 as compared to 2018.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $2.2 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively.  Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs offset by a decrease in contract diagnostic and clinical grant costs which are in line with the changes in related revenues discussed above.

Gross Profit.  Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2019	2018	2019	2018
Gross Profit	$238	188	10%	9%

Gross margin was 10%  and 9% of total net sales for the nine months ended September 30, 2019 and 2018, respectively, and the gross profit was approximately $0.2 million during the nine months ended September 30, 2019 and 2018, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses decreased by $2.0 million to $7.0 million for the nine months ended September 30, 2019 as compared to the same period in 2018. This decrease is a result of a decrease in impairment of goodwill of $1.6 million,  a decrease in legal and other professional fees of $0.9  million, a decrease in other operating costs of $0.3 million and a decrease in amortization of acquired intangibles of $0.1 million. The decreases were partially offset by a $0.8 million increase personnel costs due to a higher headcount and an increase of $0.1 million in stock compensation costs.

Other Income (Expense). Other expense, net was $2.7 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively, and included interest expense of $0.3 million and $0.2 million, respectively,  expense from warrant and derivative revaluations of $0.4 million and income from warrant and derivative revaluations of $0.7 million, respectively, a loss on issuance of convertible notes of $1.9 million and $1.0 million, respectively, and a loss recorded on settlement of equity instruments of zero and $0.4 million respectively. Additionally, in 2019, the Company had a $1.1 million loss on modification of warrants and a $0.3 million loss on litigation.

During the nine months ended September 30, 2019 and 2018, the other expense items were partially offset by gains on settlements of liabilities of $1.3 million and $0.2 million, respectively, and a gain on extinguishment of debt of zero and $0.3 million, respectively.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	September 30, 2019	December 31, 2018	Change
Current assets (including cash of $1,683 and $381 respectively)	$2,956	$1,793	$1,163
Current liabilities	4,640	13,765	(9,125)
Working capital	$(1,684)	$(11,972)	$10,288

During the nine months ended September 30, 2019 we received gross proceeds of $5.2 million from sale of 2,088,076 shares of our common stock, $1.6 million from the exercise of 310,200 warrants and $2.1 million from the issuance of convertible notes. We also converted $7.4 million of convertible notes, including interest, into 2,439,173 shares of our common stock.

Analysis of Cash Flows – Nine Months Ended September 30, 2019 and 2018

Net Change in Cash. Cash increased by $1.3 million during the nine months ended September 30, 2019 and decreased by $0.2 million during the nine months ended September 30, 2018.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $7.0 million during the nine months ended September 30, 2019 included a net loss of $9.5 million, an increase in accounts receivable of $0.7 million, a decrease in accounts payable of $1.6 million and a decrease in operating lease liabilities of $0.2 million. These  were partially offset by a decrease in other assets of $0.3 million and non-cash adjustments of $4.7 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, changes in provision for losses on doubtful accounts, warrant and derivative revaluations, stock based compensation, gains on settlements of liabilities and losses on the issuance of convertible notes. The cash flows used in operating activities in the nine months ended September 30, 2018 included the net loss of $9.1 million and an increase in accounts receivable of $0.3 million. These were partially offset by an increase in accounts payable, accrued expenses and other liabilities of $1.1 million and non-cash adjustments of $3.5 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were approximately $0.1 million for the nine months ended September 30, 2019 and 2018, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $8.4 million for the nine months ended September 30, 2019, which included proceeds of $5.2 million from the issuance of common stock, $1.6 million from the exercise of warrants and $2.1 million from the issuance of convertible notes. These proceeds were partially offset by payments on our long-term debt and convertible notes of $0.4 million and payments for our finance lease obligations and deferred financing costs of $0.1 million. Cash flows provided by financing activities totaled $4.7 million for the nine months ended September 30, 2018, which included proceeds of $0.6 million from the issuance of common stock, $0.3 million from the issuance of long-term debt, $3.0 million from the issuance of convertible notes and proceeds of $1.3 million from the exercise of warrants. These were partially offset by payments on our long-term debt of $0.3 million and payments for our capital lease obligations and deferred financing costs of $0.2 million.

Off-Balance Sheet Arrangements

At each of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2019, as compared to those disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30,  2019.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2019 and December 31, 2018.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers. As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereafter. The Company filed a motion to dismiss all claims, which motion was fully briefed on November 27, 2017. The Court granted the Company’s motion in full on May 3, 2018 and dismissed the lawsuit. The Eighth Circuit reversed the decision of the District Court and remanded the case back to the District Court. The parties filed a notice with the Court on May 22, 2019, announcing that they had reached a settlement in principle.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment of $1.95 million, which will be primarily funded by our insurance.  On July 10, 2019, the Court entered an order preliminarily approving the settlement.  The settlement remains subject to final approval by the Court. The Company’s insurance policy includes a deductible of approximately $0.8 million and the Company has previously paid approximately $0.5 million in legal fees in connection with the litigation which have been applied to the deductible leaving approximately $0.3 million to be paid by the Company and approximately $1.7 million to be paid by the insurance company. During the three months ended September 30, 2019, both the Company and the insurance company paid their respective amounts to an escrow account where the funds will be held until they are approved for distribution at a fairness hearing of the Court which is scheduled for November 2019.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000 that was recorded in accounts payable within the accompanying condensed consolidated balance sheet at December 31, 2018.  Subsequently, the obligation was paid in full during the second quarter of 2019, resulting in no remaining amount due to Bio-Rad as of the filing of this Quarterly Report on Form 10-Q.

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

We have incurred losses since our inception and expect to incur losses in the future. As of September 30, 2019, we had a net loss of $9.5 million, negative working capital of $1.7 million and net cash used in operating activities of $7.0 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of September 30, 2019, our cash balance was $1.7 million and our working capital was approximately negative $1.7 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.

We have had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable.

For the three months ended September 30, 2019, two customers represented approximately 29% of our total revenue and for the three months ended September 30, 2018 one customer accounted for 17% of our total revenue. For the nine months ended September 30, 2019 and 2018, one customer accounted for 23% and 36% of our total revenue, respectively.  We expect to maintain the relationship with these customers, however, the loss of, or significant decrease in demand from, any of our top customers could have a material adverse effect on our business, results of operations and financial condition.

At September 30, 2019 and December 31, 2018, one customer accounted for 10% and 23% of our total accounts receivable, respectively, and another customer accounted for 11% and less than 10% our total accounts receivable, respectively.  The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of any of our top customers, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales,  earnings and cash flows.  Generally, we do not require collateral or other securities to support our accounts receivable and while we are directly affected by the financial condition of our customers, management does not believe significant credit risks exist at September 30, 2019.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

PRECIPIO, INC.

Date: November 13, 2019	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)