Form 10-K
period 2019-12-31
Precipio, Inc.
filed 2020-03-27
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second quarter was approximately $19.8 million.

As of March 25, 2020, the number of shares of common stock outstanding was 8,870,129.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2020 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2020 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PRECIPIO, INC.

Annual Report on Form 10‑K

For the Year Ended December 31, 2019

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

The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2019 are not necessarily indicative of results that may be attained in the future.

Item 1. Our Business

Business Description

Precipio, Inc., and its subsidiary, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics company providing diagnostic products and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technologies developed within academic institutions, and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with various academic institutions to capture the expertise, experience and technologies developed within academia to provide a better standard of cancer diagnostics and aim to solve the growing problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which focuses on development of various technologies, among them IV-Cell, HemeScreen and ICE-COLD-PCR, or ICP, the patented technology, described further below, which we exclusively licensed from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University. The research and development center focuses on the development of these technologies, which we believe will enable us to commercialize these and other technologies developed with our current and future academic partners. The facility in Omaha was also recently certified as a CLIA and CAP facility, and we have begun conducting several molecular tests internally that we had previously outsourced to other laboratories. Our platform also connects patients, physicians and diagnostic experts residing within academic institutions.

Industry

We believe that there is currently a significant problem with unaddressed rates of misdiagnosis across numerous disease states (particularly in blood-related cancers) due to an inefficient and commoditized industry. We believe that the diagnostic industry focuses primarily on competitive pricing and test turnaround times, at the expense of quality and accuracy. Increasingly complex disease states are met with eroding specialization rather than increased expertise. According to a study conducted by the National Coalition of Health, this results in an industry with cancer misdiagnosis rates up to 28%, which is failing to meet the needs of physicians, patients and the healthcare system as a whole. New technologies offer improved accuracy; however, many are either inaccessible or are not economically practical for clinical use. Despite much publicity of the industry transitioning from fee-per-service to value-based payments, this transition has not yet occurred in diagnostics. When a patient is misdiagnosed, physicians end up administering incorrect treatments, often creating adverse effects rather than improving outcomes. We believe that Insurance Providers, Medicare and Medicaid waste valuable dollars on the application of incorrect treatments and can incur substantial downstream costs. Most importantly however, patients pay the ultimate price of misdiagnosis with increased morbidity and mortality. According to a report by Pinnacle Health, the estimated cost of misdiagnosis within the healthcare system is $750 billion annually. We are of the view that the academic path of specialization produces the critical expertise necessary to correctly diagnose disease and that academic institutions have an unlocked potential to address this problem. Our solution is to create an exclusive platform that harnesses academic expertise and proprietary technologies to deliver the highest standard of diagnostic accuracy and patient care. Physicians, hospitals, payers and, most importantly, patients all benefit from more accurate diagnostics.

Market

As a services and technology commercialization company, we currently participate in two components within the U.S. domestic oncology diagnostics market. The first is the anatomic pathology services market, which is estimated to reach a $26.1 billion annual market by 2024 with a compound annual growth rate of 6.16%. The second component is the reagents market.

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

Our agreements with various academic institutions are part of a unique platform that, to our knowledge, is not offered by other commercial laboratories. Our customers are oncologists who biopsy their patients in order to confirm or rule out the presence of cancer. After our customers send the samples to us, we conduct all the technical tests at our New Haven facility.  We then transmit the test results to the pathologists within our academic network who have access to our laboratory information system from their respective offices, enabling them to review and render their diagnostic interpretation of the test results for reporting. In partnership with an academic institution, we have developed a proprietary algorithm that is applied to each sample submitted to us for testing, resulting in our ability to render a more precise and accurate diagnosis. The final results are prepared by academic pathologists and integrated into the final report by us, and are then delivered electronically through our portal to the referring clinician. The patient’s insurance is billed for the services; we are paid for the technical work done at our laboratory; and academic institutions either bill the patient insurance or are paid by us for their diagnostic interpretation.

Our Technology

1.	IV-Cell

We have developed IV-Cell, a proprietary culture media that addresses the problem of selective culturing – by creating a universal media that enables simultaneous culturing of all 4 hematopoietic cell lineages. This ensures that no cell lineage is missed in the diagnostic process, and the technician is able to select any of the 4 lineages during the culturing process.

The diagnostic process of hematopoietic diseases involves chromosomal analysis by conducting cell-culture based tests by a cytogenetics laboratory to imitate in-vivo conditions. The four groups of cell lineages cultured are:

•	Myeloid cells – indicating myeloid neoplasms (MDS, AML, CML);
•	B-cells – indicating B-cell neoplasms (B-cell lymphoma, mantle cell lymphoma);
•	T-cells – indicating T-cell neoplasms (T-cell lymphoma); and
•	Plasma cells – indicating plasma cell neoplasms (multiple myeloma)

The cytogeneticist must decide up front which cell lineage to select to be cultured. In most cases, due to specimen limitation, low cellularity, or cell viability, the cytogeneticist can select only one of the above cell lines to culture. Often, the initial clinical suspicion is not in line with the final diagnosis determined by the pathologist based on the rest of the work up. Our internal data has shown that this occurs in approximately 50% of bone marrow biopsies. If the wrong cell lineage is selected, the diagnosis may be compromised (or return a false negative diagnosis) because the lab will be culturing and investigating the wrong cells.

IV-Cell was validated in our laboratory in parallel with existing commercially available reagents and has successfully demonstrated superior results. Subsequently, IV-Cell has been used at our laboratory for the past 2 years on >1,000 clinical specimens, producing superior diagnostic results. IV-Cell also produces chromosomes with an average band resolution of 500, approximately 25% higher than achieved with standard culture media.

We intend to commercialize this technology by providing major laboratories with access to the media. This can be achieved via a direct supply contract, whereby we will contract with a manufacturer (under license) to produce the media, and supply it to laboratories.

2.	HemeScreen

Each year, an estimated 140,000 patients are diagnosed with diseases in the MPN or MDS blood cancer categories. The National Comprehensive Cancer Network (the “NCCN”) guidelines require that these patients be tested for genetic mutations in four key genes:

•	JAK2 (V617F);
•	JAK2 (exon 12);
•	CALR; and
•	MPL

Precipio has developed and patented a proprietary screening panel for all 4 genes in one rapid scanning panel, HemeScreen. The test screens for the presence of these mutations in a very economic manner. Due to the improved economics, laboratories can reduce the batch requirements for the test while still enjoying a positive economic model and reducing the turnaround time for results, providing improved clinical service to physicians.

The clinical significance of these mutations is substantial to patient treatment. A positive result in either of the JAK2 mutations indicates the patient may be eligible for a targeted therapy. A positive result in the CALR or MPL gene indicates a good prognosis, meaning the disease is less aggressive, and the physician may therefore choose to treat the patient in a less aggressive manner. The results of these genetic tests are critical to determining a treatment plan, and therefore the importance, and the speed of which the results are delivered, may significantly impact patient care.

At the current reimbursement levels (approximately $600 for full panel at Medicare rates) and given the costs to run the tests, laboratories running the test in house must either batch samples to gain efficiency, or send the test out to another reference laboratory. Most hospital laboratories don’t have the volume and patient frequency to economically justify running the test, and therefore they send the test out. This has created an industry average turnaround time for results of between 2-4 weeks (depending on the lab providing the test).

Precipio offers two HemeScreen commercial options:

1.   Reference the send-out to Precipio. We offer an average of a 2-day turnaround time for the test, markedly better than the industry average of approximately 2 weeks.

2.   Precipio to provide the reagents on an RUO (Research Use Only) basis, and a laboratory can set up the test In-house test as an LDT (Laboratory Developed Test).

At an average reimbursement rate of approximately $600 per test, the US Market Revenue Potential is approximately $84 million per year, in addition to international demand.

3.	ICE-COLD-PCR

ICP technology was developed at Harvard and is licensed exclusively to us by Dana-Farber. ICP is a unique, proprietary, patented specimen enrichment technology that increases the sensitivity of molecular based tests from approximately 90-95% to 99.99%. Traditional molecular testing is done on tumor biopsies. These tests are typically conducted at disease onset, when the patient undergoes a biopsy. In the typical course of treatment, a patient is rarely re-

biopsied, and therefore, genetic information is based solely on the initial biopsy. Tumors are known to shed cells into the patient’s bloodstream where they circulate alongside normal cells; however, existing testing methodologies are not sufficiently sensitive to differentiate between tumor and normal cells. The increased sensitivity provided by ICP allows for testing of genetic mutations that occur within tumors to be conducted on peripheral blood samples, termed liquid biopsies. This technical capability enables physicians to test for genetic mutations through a simple blood test rather than an invasive biopsy extracted from the actual tumor. The results of such tests can be used for diagnosis, prognosis and therapeutic decisions. The technology is encapsulated within a chemical (reagent) used during the specimen preparation process, which enriches (amplifies) the tumor DNA detected within the blood sample while suppressing the normal DNA. In addition to offering this technology as a clinical service, we are developing panels that will be sold as reagent kits to other laboratories to enable this testing in their facilities, thereby improving their test sensitivity and more accurate diagnoses via liquid biopsies. The business model of selling reagents to other laboratories expands the reach and impact of our technology while eliminating the reimbursement risks from running the tests in-house.

Gene sequencing is performed on tissue biopsies taken surgically from the tumor site in order to identify potential therapies that will be more effective in treating the patient. There are several limitations to this process. First, surgical procedures have several limitations, including:

•	Cost: surgical procedures are usually performed in a costly hospital environment;
•	Surgical access: various tumor sites are not always accessible (e.g. brain tumors), in which cases no biopsy is available for diagnosis;
•	Risk: patient health may not permit undergoing an invasive surgery; therefore, a biopsy cannot be obtained at all; and
•	Time: the process of scheduling and coordinating a surgical procedure often takes time, delaying the start of patient treatment.

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

We license the ICP technology from Dana-Farber through a license agreement referred to herein as the License Agreement. The License Agreement grants us an exclusive license to the ICP technology, subject to a non-exclusive license granted to the U.S. government, in the areas of mutation detection using Sanger (di-deoxy) sequencing and mitochondrial DNA analysis for all research, diagnostic, prognostic and therapeutic uses in humans, animals, viruses, bacteria, fungi, plants or fossilized material. The License Agreement also grants us a non-exclusive license in the areas of mutation detection using DHPLC, surveyor-endonuclease-based mutation detection and next generation sequencing techniques. We paid Dana-Farber an initial license fee and are required to make milestone payments with respect to the first five licensed products or services we develop using the licensed technology, as well as royalties ranging from high single to low double digits on net sales of licensed products and services for sales made by us and sales made to any distributors. The License Agreement remains in effect until we cease to sell licensed products or services under said agreement. Dana-Farber has the right to immediately terminate the License Agreement if (i) we cease to carry on our business with respect to licensed products and services, (ii) we fail to make any payments under the License Agreement (subject to a cure period), (iii) we fail to comply with due diligence obligations under the License Agreement (subject to a cure period), (iv) we default in our obligations to procure and maintain insurance as required by the License Agreement, (v) any of our officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products under the License Agreement, (vi) we materially breach any provision of the License Agreement (subject to a cure period), or (vii) we or Dana-Farber become insolvent. We may terminate the License Agreement for convenience upon 180 days’ prior written notice.

Our Products & Services

Our initial product offering consists of clinical diagnostic services harnessing the expertise of pathologists from premier academic institutions and the commercialization and application of our various technologies. Our clinical diagnostic services focus on the diagnosis of different hematopoietic or blood-related cancers and the delivery of an accurate diagnosis to oncologists, with demonstrated superior results through the harnessing of subspecialized academic pathologists. We intend to enter into additional partnerships with premiere academic institutions during 2020 that will further broaden and strengthen our academic expert network. Our cutting-edge liquid biopsy technology, ICP, enables detection of abnormalities in blood samples down to as low as .01%. Our proprietary cytogenetics media IV-Cell enables laboratories to arrive at more accurate results while reducing inventory and other operating costs. Our proprietary HemeScreen panel enables hospitals and laboratories to run an important genetic mutation test at a lower cost, resulting in faster results delivered to physicians and their patients. Our customers are oncologists, hospitals, reference laboratories, and pharma and biotech companies. These technologies enable our customers to achieve more accurate results for their patients, with improved economics as well as clinical outcomes.

We built and obtained CLIA and CAP certifications to operate our New Haven laboratory. The laboratory is approximately 3,000 square feet and has several sub-departments such as flow cytometry, immuno-histochemistry, cytogenetics, and molecular testing. The laboratory is currently operated by fourteen lab technicians/technologists and is supervised by a laboratory manager, technical director and a medical director. Our laboratory is inspected every two years by a Connecticut state-appointed inspector and/or CAP. Furthermore, the laboratory supervisors and medical director must conduct a self-inspection every two years (rotating with the state inspection) and must submit those results to the state department of health.

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

•

New product pipeline through outsourced research and development – we plan on utilizing our partnerships with academic institutions to gain access to newly-developed technologies. We also believe there is an opportunity to partner with biotechnology companies to introduce their products into the U.S. market through our platform. In the new line products the Company has developed its patented HemeScreen proprietary assay which substantially reduces the costs for running the assay, creating two key benefits as well as the IV-Cell.

•

Academic partnerships – we intend to leverage the intellectual expertise and technologies developed within academic institutions. We believe we have validated this model through previous partnerships and are currently in the process of adding new academic partners.

Competition

Our principal competition in clinical pathology services comes largely from two groups. The first group consists of companies that specialize in oncology and offer directly competing services to our diagnostic services. These companies provide a high level of service focused on oncology and offer their services to oncologists and pathology departments within hospitals. Competitors in this group include Neogenomics (Genoptix), GenPath Diagnostics and Inform Diagnostics. The second group consists of large commercial companies that offer a wide variety of laboratory tests ranging from simple chemistry tests to complex genetic testing. Competitors in this group include LabCorp and Quest Diagnostics. We believe that companies in this industry primarily compete on price and rapid delivery of results. We have chosen to focus on the increased quality and accuracy of the results we provide. Within the liquid biopsy market, our competitors include Foundation Medicine, Guardant Health and Trovagene, Inc.

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

Approximately 45% of our revenue for the year ended December 31, 2019 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected.

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

Research and Development Expenses

For the years ended December 31, 2019 and 2018, we recorded $1.2 million and $1.1 million, respectively, of research and development expenses. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Employees

As of March 15, 2020,  Precipio employed fifty  (50)  employees on a full-time basis and one (1) employee on a part-time basis. Of the total, twelve (12) were in Finance, General and Administration, fifteen (15) were in laboratory operations, twelve  (12) were in Sales and Marketing, five  (5) were in Customer Service and Support and seven (7) were in Research & Development.

Executive Officers of the Registrant

Our executive officers, their ages as of March 27, 2020 and their respective positions are as follows:

Ilan Danieli, Chief Executive Officer, age 48

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

Carl R. Iberger, Chief Financial Officer, age 67

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

Intellectual Property

We license the ICP technology from Dana-Farber through the License Agreement. The License Agreement grants us an exclusive license to the ICP technology, subject to a non-exclusive license granted to the U.S. government, in the areas of mutation detection using Sanger (di-deoxy) sequencing and mitochondrial DNA analysis for all research, diagnostic, prognostic and therapeutic uses in humans, animals, viruses, bacteria, fungi, plants or fossilized material. The Company has filed provisional patents for its proprietary HemeScreen and IV-Cell technologies.

Corporate History

Precipio, Inc. was incorporated in Delaware on March 6, 1997. Our principal office is located at 4 Science Park, New Haven, Connecticut 06511.

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

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10‑K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. For the year ended December 31, 2019, we had a net loss of $13.2 million, negative working capital of $2.5 million and net cash used in operating activities of $9.1 million. We are not current in making payments to all lenders and vendors. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

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

At December 31, 2019, we had a working capital deficit of $2.5 million. We had an operating cash flow deficit of $9.1 million for the year ended December 31, 2019 and a net loss of $13.2 million for the year ended December 31, 2019. We do not currently have sufficient financial resources to fund our operations or those of our subsidiary. Therefore, we need additional funds to continue these operations.

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

On December 20, 2018 the Company obtained shareholder approval of the $10,000,000 Lincoln Park Purchase Agreement. Per the terms of the LP Purchase Agreement, we may direct Lincoln Park to purchase up to $10,000,000 worth of shares of our common stock under our agreement over a 24-month period generally in amounts up to 30,000 shares of our common stock, which may be increased to up to 36,666 shares of our common stock depending on the market price of our common stock at the time of sale and subject to a maximum commitment by Lincoln Park of $1,000,000 per regular purchase, on any business day on which the closing price of our common stock is not less than the Floor Price, defined as the lower of (i) $1.50 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LP Purchase Agreement) and (ii) $0.10 per share.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10,000,000 under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. As of the date the consolidated financial statements were issued, we have already received an aggregate of  $9.3 million, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $6.6 million from the sale of 2,778,077 shares of common stock to Lincoln Park during 2019, and $1.3 million from the sale of 900,012 shares of common stock to Lincoln Park from January 1, 2020 through the date the consolidated financial statements were issued.

We will need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of December 31, 2019, we had cash of $0.8 million and our working capital was approximately negative $2.5 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. As of December 31, 2019, we had a net loss of $13.2 million, negative working capital of $2.5 million and net cash used in operating activities of $9.1 million. For the year ended December 31, 2019, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

We have had several customers who have individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable.

For the year ended December 31, 2019, two customers represented approximately 30% of our total revenue and for the year ended December 31, 2018 one customer accounted for 33% of our total revenue.  We expect to maintain the relationship with these customers, however, the loss of, or significant decrease in demand from, any of our top customers could have a material adverse effect on our business, results of operations and financial condition.

At December 31, 2019, two customers accounted for approximately 29% of our total accounts receivable and at December 31, 2018 one customer accounted for 23% of our total accounts receivable.  The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of any of our top customers, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales, earnings and cash flows.  Generally, we do not require collateral or other securities to support our accounts receivable and while we are directly affected by the financial condition of our customers, management does not believe significant credit risks exist at December 31, 2019.

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

The commercial success of our product candidates will depend upon the degree of market acceptance of these products among physicians, patients, health care payers and the medical community and on our ability to successfully market our product candidates.

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

•

the agreement by commercial third-party payers and government payers to reimburse our products, the scope and amount of which will affect patients’ willingness or ability to pay for our products and will likely heavily influence physicians’ decisions to recommend our products.

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

We are currently engaged in a study, which commenced in July 2017, to demonstrate the impact of academic pathology expertise on diagnostic accuracy. There is no assurance that this study, or other studies or trials we may conduct, will demonstrate favorable results. If the results of this study, or other studies or trials we may conduct, demonstrate unfavorable or inconclusive results, customers may choose our competitors’ products over our products and our commercial opportunities may be reduced or eliminated.

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

We face risks related to health pandemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of March 2020, that outbreak has led to numerous confirmed cases worldwide, including in the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The future progression of the outbreak and its effects on our business and operations are uncertain. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions.  There can be no assurance that we will be able to avoid any impact from the spread of COVID-19 or its consequences, including downturns in global economies and financial markets that could affect our future operating results.

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

We are a small company with 50 full-time employees as of March 15, 2020. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of diagnostic technology. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

There are several federal laws addressing fraud and abuse that apply to businesses that receive reimbursement from a federal health care program. There are also a number of similar state laws covering fraud and abuse with respect to, for example, private payers, self-pay and insurance. Currently, we receive a substantial percentage of our revenue from private payers and from Medicare. Accordingly, our business is subject to federal fraud and abuse laws, such as the Anti-Kickback Statute, the Stark Law, the False Claims Act, the Civil Monetary Penalties Law and other similar laws. Moreover, we are already subject to similar state laws. We believe we have operated, and intend to continue to operate, our business in compliance with these laws. However, these laws are subject to modification and changes in interpretation, and are enforced by authorities vested with broad discretion. Federal and state enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. We continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to restructure our affected operations to maintain compliance with applicable law. There can be no assurances that any such restructuring will be possible or, if possible, would not have a material adverse effect on our results of operations, financial position, or cash flows.

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

An impairment in the carrying value of our intangible assets could negatively affect our results of operations.

A significant portion of our assets are intangible assets which are reviewed at least annually for impairment. If we do not realize our business plan, our intangible assets may become impaired resulting in an impairment loss in our results of operations.

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

On March 26, 2019, we were notified by the Listing Qualifications Staff of The NASDAQ Stock Market LLC that we did not meet the minimum closing bid price requirement of $1 for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).  On April 25, 2019 we filed a Certificate of Amendment with the Secretary of State of Delaware, pursuant to which we effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on April 26, 2019, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on April 29, 2019.  On May 15, 2019, we received notification from NASDAQ that the Company’s stock price was in compliance with the Bid Price Requirement, and that the matter is now closed.

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

As of the date the consolidated financial statements were issued, we have already received an aggregate of $9.3 million, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $6.6 million from the sale of 2,778,077 shares of common stock to Lincoln Park during 2019, and $1.3 million from the sale of 900,012 shares of common stock to Lincoln Park from January 1, 2020 through the date the consolidated financial statements were issued.

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

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. A liability of $0.1 million was reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2018. On April 19, 2019, the Company executed a settlement agreement with XIFIN pursuant to which the Company paid to XIFIN an agreed amount of $40,000 as settlement in consideration for total release from all outstanding amounts due and payable by the Company to XIFIN. The settlement amount was paid in full by the Company on April 19, 2019.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation.  A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2019 and 2018.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers. As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereafter. The Company filed a motion to dismiss all claims, which motion was fully briefed on November 27, 2017. The Court granted the Company’s motion in full on May 3, 2018 and dismissed the lawsuit. The Eighth Circuit reversed the decision of the District Court and remanded the case back to the District Court. The parties filed a notice with the Court on May 22, 2019, announcing that they had reached a settlement in principle.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment of $1.95 million, which will be primarily funded by our insurance.  On July 10, 2019, the Court entered an order preliminarily approving the settlement.  The settlement remains subject to final approval by the Court. The Company’s insurance policy includes a deductible of approximately $0.8 million and the Company has previously paid approximately $0.5 million in legal fees in connection with the litigation which have been applied to the deductible leaving approximately $0.3 million to be paid by the Company and approximately $1.7 million to be paid by the insurance company. During the third quarter of 2019, both the Company and the insurance company paid their respective amounts to an escrow account where the funds will be held until they are approved for distribution at a fairness hearing of the Court which took place on November 4, 2019. As of the date of this Annual Report on Form 10-K, the Company is waiting for the Court to render its judgement which is still outstanding.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000 that was recorded in accounts payable within the accompanying consolidated balance sheet at December 31, 2018.  The obligation was paid in full during the second quarter 2019, resulting in no remaining amount due to Bio-Rad.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Since June 30, 2017, the trading date following the consummation of the Merger, our common stock has traded on the NASDAQ Capital Market under the symbol “PRPO.”

The following table sets forth the high and low closing prices for our common stock during each of the quarters of 2019 and 2018 as reported on the market exchange noted above.

	High	Low
Quarter Ended March 31, 2020
First Quarter (through March 25, 2020)	$2.29	$0.68
Year Ended December 31, 2019
First Quarter	$3.90	$1.83
Second Quarter	$9.15	$1.89
Third Quarter	$4.08	$2.18
Fourth Quarter	$2.60	$1.81
Year Ended December 31, 2018
First Quarter	$19.50	$7.15
Second Quarter	$8.19	$5.43
Third Quarter	$7.58	$4.92
Fourth Quarter	$6.03	$2.25

Performance Graph.   We are a smaller reporting company, as defined by Rule 12b‑2 of the Exchange Act, and are not required to provide the information required under this item.

Holders.   At March 25, 2020, there were 8,870,129 shares of our common stock outstanding and approximately 57 holders of record.

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

Issuer Purchases of Equity Securities.  We made no purchases of our common stock during the year ended December 31, 2019. Therefore, tabular disclosure is not presented.

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

Overview

We are a cancer diagnostics company providing diagnostic products and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technologies developed within academic institutions, and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with various academic institutions to capture the expertise, experience and technologies developed within academia to provide a better standard of cancer diagnostics and aim to solve the growing problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which focuses on development of various technologies, among them IV-Cell, HemeScreen and ICE-COLD-PCR, or ICP, the patented technology described further below, which we exclusively licensed from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University. The research and development center focuses on the development of these technologies, which we believe will enable us to commercialize these and other technologies developed with our current and future academic partners. The facility in Omaha was also recently certified as a CLIA and CAP facility, and we have begun bringing in house several molecular tests that the Company had previously referenced out to other laboratories. Our platform also connects patients, physicians and diagnostic experts residing within academic institutions.

The following discussion should be read together with our financial statements and related notes contained in this Annual Report.  Results for the year ended December 31, 2019 are not necessarily indicative of results that may be attained in the future.

Recent Developments

On March 16, 2020, the Company announced that it had completed a non-cash transaction with Poplar Healthcare to establish a strategic partnership that includes the acquisition of the customer base OncoMetrix, Poplar’s hematopathology division. Precipio will assume responsibility for OncoMetrix’s customer base and associated revenues which should provide a substantial improvement to the Company’s laboratory economies of scale. As part of the transaction, three sales representatives of OncoMetrix have transitioned to Precipio. The transition of the customer base involved no exchange of cash or equity with Poplar Healthcare.

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of December 31, 2019, the Company had a net loss of $13.2 million, negative working capital of $2.5 million and net cash used in operating activities of $9.1 million. The Company’s ability to continue as a going concern over the next twelve months from the date the consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement” or “Equity Line”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date the consolidated financial statements were issued, we have already received approximately $9.3 million in aggregate, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $6.6 million from the sale of 2,778,077 shares of common stock to Lincoln Park during 2019 and $1.3 million from the sale of 900,012 shares of common stock to Lincoln Park from January 1, 2020 through the date the consolidated financial statements were issued, leaving the company an additional $0.7 million to draw upon.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.  There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

Results of Operations for the Years Ended December 31, 2019 and 2018

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Change
	2019	2018	$	%
Service revenue, net, less allowance for doubtful accounts	$3,083	$2,751	$332	12%
Clinical research grants	—	100	(100)	(100)%
Other	44	13	31	238%
Net Sales	$3,127	$2,864	$263	9%

Net sales for the year ended December 31, 2019 were $3.1 million, an increase of $0.3 million, or 9%, as compared to the same period in 2018.  During the year ended December 31, 2019, patient diagnostic service revenue had an increase of $0.9 million as compared to the same period in 2018 due to an increase in cases processed. We billed 1,672 cases during the year ended December 31, 2019 as compared to 1,345 cases during the same period in 2018, or a 24% increase in cases. The increase in volume is the result of increased sales personnel.  This increase was offset by a decrease of $0.5 million in contract diagnostic service revenue and a decrease of $0.1 million in clinical research grants and other revenue for the year ended December 31, 2019 as compared to 2018.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales increased by $0.3 million for the year ended December 31, 2019 as compared to the same period in 2018.  The increase included an increase in patient diagnostic costs offset by a decrease in contract diagnostic and clinical grant costs which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Margin %
	2019	2018	2019	2018
Gross Profit	$219	$225	7%	8%

Gross margin was 7% of total net sales, for the year ended December 31, 2019, compared to 8% of total net sales for the same period in 2018 and the gross profit was approximately $0.2 million during the year ended December 31, 2019 and 2018, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization, including any goodwill or intangible asset impairment.  Our operating expenses decreased by $2.9 million to $11.2 million for the year ended December 31, 2019 as compared to $14.1 million for the year ended December 31, 2018. This decrease is the result of a decrease in goodwill and intangible asset impairment of $3.1 million, a decrease in legal and other professional fees of $1.0 million and a decrease in amortization of acquired intangibles of $0.1 million. The decreases were partially offset by a $0.7 million increase  in sales and marketing costs, which is primarily increased personnel costs related to our increase in patient diagnostic service revenues, an increase of $0.2 million in stock compensation costs and an increase of $0.2 million in other general and administrative costs.

 Other Income (Expense). Other expense, net was $2.3 million and $2.1 million for the year ended December 31, 2019 and 2018, respectively, and included interest expense of $0.5 million and $0.3 million, respectively, income from warrant revaluations of $0.4 million and $1.9 million, respectively, derivative revaluations expense of $0.4 million and income of $0.3 million, respectively, a loss on modification of warrants $1.1 million and zero, respectively and a loss on litigation of $0.3 million and zero respectively. Additionally, the Company had a loss on issuance of convertible notes of $1.9 million and $1.3 million, respectively, gains on settlements of liabilities of $1.4 million and $0.3 million, respectively, and a loss on extinguishment of debt of less than $0.1 million and a gain from extinguishment of debt of $0.4 million, respectively.

During the year ended December 31 2018, other expense also included a loss on extinguishment of convertible notes of $2.9 million and a loss on settlement of equity instruments of $0.4 million.

Liquidity and Capital Resources

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past several years. For the year ended December 31, 2019, we had a net loss of $13.2 million and negative working capital of $2.5 million. Our ability to continue as a going concern is dependent upon a combination of achieving our business plan, including generating additional revenue, and raising additional financing to meet our debt obligations and paying liabilities arising from normal business operations when they come due.

Our working capital positions at December 31, 2019 and 2018 were as follows:

	Dollars in Thousands
	December 31, 2019	December 31, 2018	Change
Current assets (including cash of $848 and $381 respectively)	$1,878	$1,793	$85
Current liabilities	4,334	13,765	(9,431)
Working capital	$(2,456)	$(11,972)	$9,516

During the year ended December 31, 2019 we received gross proceeds of $6.6 million from sale of 2,778,077 shares of our common stock, $1.6 million from the exercise of 310,200 warrants and $2.1 million from the issuance of convertible notes. We also converted $7.6 million of convertible notes, including interest, into 2,511,173 shares of our common stock.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about our ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.  There can be no assurance that we will be able to successfully achieve our initiatives summarized above in order to continue as a going concern. The accompanying financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern as a result of the outcome of this uncertainty.

Analysis of Cash Flows - Years Ended December 31, 2019 and 2018

Net Change in Cash. Cash increased by $0.5 million during the year ended December 31, 2019, compared to a decrease of less than $0.1 million during the year ended December 31, 2018.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of $9.1 million during the year ended December 31, 2019 included a net loss of $13.2 million, an increase in accounts receivable of $0.8 million, a decrease in accounts payable of $1.9 million and a decrease in operating lease liabilities of $0.2 million. These were partially offset by a decrease in other assets of $0.4 million and non-cash adjustments of $6.6 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, changes in provision for losses on doubtful accounts, warrant and derivative revaluations, stock based compensation, gains on settlements of liabilities, impairment of intangible assets and losses on the issuance of convertible notes.   The cash flows used in operating activities in the year ended December 31, 2018 included  net loss of $15.7 million, an increase in accounts receivable of $0.5 million and an increase in inventories of less than $0.1 million. These were partially offset a decrease in other assets of $0.1 million, an increase in accounts payable, accrued expenses and other liabilities of $0.6 million and by non-cash adjustments of $8.8 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, impairment of goodwill, changes in provision for losses on doubtful accounts, warrant and derivative revaluations, stock based compensation, and gains or losses on settlements of liabilities or debt and extinguishments of debt and convertible notes.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.1 million for the year ended December 31, 2019 and 2018, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $9.7 million for the year ended December 31, 2019,  which included proceeds of $6.6 million from the issuance of common stock, $1.6 million from the exercise of warrants and $2.1 million from the issuance of convertible notes. These proceeds were partially offset by payments on our long-term debt and convertible notes of $0.5 million and payments for our finance lease obligations and deferred financing costs of approximately $0.1 million. Cash flows provided by financing activities totaled $6.8 million for the year ended December 31, 2018, which included proceeds of $2.0 million from the issuance of common stock, $0.3 million from the issuance of long-term debt, $3.8 million from the issuance of convertible notes and $1.3 million from the exercise of warrants. These proceeds were partially offset by payments on our long-term debt of $0.4 million and payments for our capital lease obligations and deferred financing costs of $0.2 million.

Off-Balance Sheet Arrangements

At each of December 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

At December 31, 2019, our contractual obligations and other commitments were as follows:

	Payments Due By Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt and convertible notes(1)	$2,676	$2,431	$70	$70	$105
Finance lease obligations(2)	200	62	70	55	13
Operating lease obligations(2)	583	242	289	52	—
Purchase obligations(3)	1,229	341	470	368	50
	$4,688	$3,076	$899	$545	$168

(1)	See Note 5 - "Long-Term Debt" and Note 6 – “Convertible Notes” to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(2)	See Note 8 - "Leases" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(3)	These amounts represent purchase commitments, including all open purchase orders.

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

Service revenues are comprised of patient diagnostic services for cancer as well as contract diagnostic services for pharmacogenomics trials.   Service revenue is recognized upon completion of the testing process and when the diagnostic result is delivered to the ordering physician and/or customer.  Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers and others for services rendered, including retroactive adjustment under reimbursement agreements with third-party payers. Revenue under third-party payer agreements is subject to audit and retroactive adjustment. Provisions for third-party payer settlements are provided in the period in which the related services are rendered and adjusted in the future periods, as final settlements are determined.

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

For the year ended December 31, 2019, service revenue represented 99% of our consolidated revenues and other revenues represented 1%.    There was no revenue attributable to clinical grants during 2019. For the year ended December 31, 2018,  service revenue represented 96% of our consolidated revenues, the revenue attributable to clinical grants represented 3%  and other revenues represented 1%.

Allowance for Contractual Discounts

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on estimates of losses related to receivable balances. The risk of collection varies based upon the service, the payer (commercial health insurance and government) and the patient’s ability to pay the amounts not reimbursed by the payer. We estimate the allowance for doubtful accounts based upon several factors including the age of the outstanding receivables, the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Collection agencies are employed and legal action is taken when we determine that taking collection actions is reasonable relative to the probability of receiving payment on amounts owed. Management judgment is used to assess the collectability of accounts and the ability of our customers to pay. Judgment is also used to assess trends in collections and the effects of systems and business process changes on our expected collection rates. We review the estimation process quarterly and make changes to the estimates as necessary. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

Accounts Receivable

Accounts Receivable results from diagnostic services provided to self-pay and insured patients, project based testing services and clinical research.  The services provided by the Company are generally due within 30 days from the invoice date.  Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the collectability of accounts receivable, the Company analyzes and identifies trends for each of its sources of revenue to estimate the appropriate allowance for doubtful accounts. For receivables associated with self-pay patients, including patients with insurance and a deductible and copayment, the Company records an allowance for doubtful accounts in the period of services on the basis of past experience of patients unable or unwilling to pay for service fee for which they are financially responsible. For receivables associated with services provided to patients with third-party coverage, the Company analyzes contractually due amounts and provides an allowance, if necessary. The difference between the standard rates and the amounts actually collected after all reasonable collection efforts have been exhausted is charged against the allowance for doubtful accounts.  Service revenues account for all reported accounts receivable as of December 31, 2019 and 2018.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period on a straight-line basis. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 292,604 and 224,365 shares of common stock during the years ended December 31, 2019 and 2018, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate

Impairment of Long-Lived Assets and Goodwill

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to our carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. We did not recognize any impairment charges related to definite-lived intangible assets for the years ending December 31, 2019 and 2018. During the year ended December 31, 2019, we recorded impairment of $1.6 million related to in-process research and development which had been accounted for as an indefinite-lived intangible asset.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we were to conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. For the year ended December 31, 2018, goodwill impairment charges were $4.7 million, resulting in no goodwill outstanding at December 31, 2019 and 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, Leases-Topic 842. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard was adopted, effective January 1, 2019, using a modified retrospective transition, and thus did not adjust comparative periods. The new standard provides a number of optional practical expedients in transition.  The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  The Company did not elect the use-of-hindsight practical expedient. As a result of the adoption of Topic 842 the Company recognized approximately $0.7 million of lease liabilities and corresponding right-of-use (“ROU”) assets in its consolidated balance sheet on the date of initial application. See Note 8 – Leases for additional information, included with this Annual Report on Form 10-K.

In June 2018, the FASB issued ASU 2018-07 “Compensation—Stock Compensation (Topic 718)”, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from non-employees. The Company adopted this guidance on January 1, 2019. The adoption of this guidance was not material to our consolidated financial statements.

Recently Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements

In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40)”, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Precipio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precipio, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-12, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Hartford, CT

March 27, 2020

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(Dollars in thousands, except share data)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$848	$381
Accounts receivable, net	574	690
Inventories	184	197
Other current assets	272	525
Total current assets	1,878	1,793

PROPERTY AND EQUIPMENT, NET	431	496

OTHER ASSETS:
Operating lease right-of-use assets	519	—
Intangibles, net	16,658	19,291
Other assets	25	25
Total assets	$19,511	$21,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$321	$263
Current maturities of convertible notes, less debt discounts and debt issuance costs	142	4,377
Current maturities of finance lease liabilities	52	57
Current maturities of operating lease liabilities	209	—
Accounts payable	1,936	5,169
Accrued expenses	1,639	1,940
Deferred revenue	35	49
Other current liabilities	—	1,910
Total current liabilities	4,334	13,765
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	198	253
Finance lease liabilities, less current maturities	119	155
Operating lease liabilities, less current maturities	317	—
Common stock warrant liabilities	1,338	1,132
Derivative liabilities	—	62
Deferred tax liability	—	70
Other long-term liabilities	—	45
Total liabilities	6,306	15,482
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at December 31, 2019 and December 31, 2018, 47 shares issued and outstanding at December 31, 2019 and December 31, 2018, liquidation preference of $42 at December 31, 2019	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2019 and December 31, 2018, 7,898,117 and 2,298,738 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	79	23
Additional paid-in capital	74,065	53,796
Accumulated deficit	(60,939)	(47,696)
Total stockholders’ equity	13,205	6,123
Total liabilities and stockholders’ equity	$19,511	$21,605

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands, except per share data)

	2019	2018
SALES:
Service revenue, net	$4,051	$3,335
Clinical research grants	—	100
Other	44	13
Revenue, net of contractual allowances and adjustments	4,095	3,448
less allowance for doubtful accounts	(968)	(584)
Net sales	3,127	2,864
COST OF SALES:
Service revenue	2,908	2,549
Clinical research grants	—	90
Total cost of sales	2,908	2,639
Gross profit	219	225
OPERATING EXPENSES:
Operating expenses	9,623	9,452
Impairment of intangible assets and goodwill	1,590	4,685
TOTAL OPERATING EXPENSES	11,213	14,137
OPERATING LOSS	(10,994)	(13,912)
OTHER INCOME (EXPENSE):
Interest expense, net	(473)	(269)
Warrant revaluation	416	1,918
Loss on modification of warrants	(1,128)	—
Derivative revaluation	(415)	267
Gain on settlement of liability, net	1,437	263
(Loss) gain on extinguishment of debt	(20)	376
Loss on extinguishment of convertible notes	—	(2,903)
Loss on litigation	(266)	—
Loss on issuance of convertible notes	(1,870)	(1,328)
Loss on settlement of equity instruments	—	(385)
Total other expenses	(2,319)	(2,061)
LOSS BEFORE INCOME TAXES	(13,313)	(15,973)
INCOME TAX BENEFIT	70	279
NET LOSS	(13,243)	(15,694)

Deemed dividends related to beneficial conversion feature of preferred stock and fair value of consideration issued to induce conversion of preferred stock	—	(4,222)
TOTAL DIVIDENDS	—	(4,222)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(13,243)	$(19,916)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(2.33)	$(13.82)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	5,695,159	1,441,113

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2018	4,935	$—	679,774	$7	$44,560	$(31,542)	$13,025
Net loss	—	—	—	—	—	(15,694)	(15,694)
Conversion of preferred stock into common stock	(4,888)	—	431,022	4	(4)	—	—
Conversion of convertible notes into common stock	—	—	384,896	4	2,352	—	2,356
Issuance of common stock in connection with purchase agreements	—	—	428,050	5	2,003	—	2,008
Issuance of common stock in exchange for cancelation of other current liabilities	—	—	120,983	1	1,896	—	1,897
Issuance of common stock upon exercise of warrants	—	—	252,486	2	1,269	—	1,271
Issuance of common stock for consulting services	—	—	1,527	—	39	—	39
Warrant modification recorded as debt discount in conjunction with convertible note issuance	—	—	—	—	11	—	11
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	2,118	—	2,118
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	(1,029)	—	(1,029)
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(210)	—	(210)
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	301	—	301
Liability recorded related to equity purchase agreement repricing	—	—	—	—	—	(460)	(460)
Non-cash stock-based compensation	—	—	—	—	490	—	490
Balance, December 31, 2018	47	$—	2,298,738	$23	$53,796	$(47,696)	$6,123
Net loss	—	—	—	—	—	(13,243)	(13,243)
Conversion of convertible notes into common stock	—	—	2,511,173	25	7,528	—	7,553
Issuance of common stock in connection with purchase agreements	—	—	2,778,077	28	6,600	—	6,628
Proceeds upon issuance of common stock from exercise of warrants	—	—	310,200	3	1,572	—	1,575
Write-off warrant liability in conjunction with warrant exercises	—	—	—	—	2,364	—	2,364
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	1,792	—	1,792
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(731)	—	(731)
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	477	—	477
Non-cash stock-based compensation	—	—	—	—	668	—	668
Payment of fractional common shares in conjunction with reverse stock split	—	—	(71)	—	(1)	—	(1)
Balance, December 31, 2019	47	$—	7,898,117	$79	$74,065	$(60,939)	$13,205

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,243)	$(15,694)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,118	1,265
Amortization of operating lease right-of-use asset	231	—
Amortization of finance lease right-of-use asset	63	—
Amortization (accretion) of deferred financing costs, debt discounts and debt premiums	111	(21)
Loss (gain) on extinguishment of debt	20	(376)
Gain on settlement of liability, net	(1,437)	(263)
Loss on settlement of equity instrument	—	385
Loss on litigation	266	—
Loss on issuance of convertible notes	1,870	1,328
Loss on extinguishment of convertible notes	—	2,903
Stock-based compensation	668	529
Impairment of intangible assets and goodwill	1,590	4,685
Provision for losses on doubtful accounts	966	581
Warrant revaluation	(416)	(1,918)
Loss on modification of warrants	1,128	—
Derivative revaluation	415	(267)
Changes in operating assets and liabilities:
Accounts receivable	(850)	(541)
Inventories	13	(36)
Other assets	427	127
Accounts payable	(1,884)	309
Operating lease liabilities	(223)	—
Accrued expenses and other liabilities	26	250
Net cash used in operating activities	(9,141)	(6,754)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55)	(97)
Net cash used in investing activities	(55)	(97)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(46)	(58)
Payment of deferred financing costs	(120)	(138)
Payment of fractional common shares in conjunction with reverse stock split	(1)	—
Issuance of common stock, net of issuance costs	6,628	2,008
Proceeds from exercise of warrants	1,575	1,271
Proceeds from long-term debt	—	300
Proceeds from convertible notes	2,150	3,850
Principal payments on convertible notes	(50)	—
Principal payments on long-term debt	(473)	(422)
Net cash flows provided by financing activities	9,663	6,811
NET CHANGE IN CASH	467	(40)
CASH AT BEGINNING OF PERIOD	381	421
CASH AT END OF PERIOD	$848	$381

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the Years Ended December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$36	$42
SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	1	38
Equipment financed through finance lease obligations	23	106
Deferred debt issuance cost financed through accounts payable	—	57
Discount of 9% on issuance of convertible bridge notes	188	405
Other current liabilities canceled in exchange for common shares	—	1,897
Conversion of convertible debt plus interest into common stock	7,553	2,356
Beneficial conversion feature on issuance of convertible notes	1,792	2,118
Initial valuation of derivative liability recorded in conjunction with issuance of convertible notes	—	610
Initial valuation of warrant liability recorded in conjunction with issuance of convertible notes	1,858	2,665
Long-term debt exchanged for convertible notes	—	3,191
Liabilities exchanged for convertible notes	2,150	—
Prepaid insurance financed with loan	434	375
Accounts payable converted to long-term debt	—	74
Liability recorded related to equity purchase agreement repricing	—	460
Warrant liability canceled due to settlement of equity instruments	—	456
Issuance of common stock for consulting services	—	39
Modification of warrant in conjunction with convertible note issuance	—	11
Proceed from issuance of convertible note recorded through other current assets	—	250
Write-off of beneficial conversion feature in conjunction with convertible note extinguishment	—	1,029
Right-of-use assets obtained in exchange for lease obligations	750	—
Amounts included in measurement of lease liabilities	273	—
Write-off warrant liability in conjunction with warrant exercises	2,364	—
Write-off of debt discounts (net of debt premiums) in conjunction with convertible note conversions	731	210
Write-off of derivative liability in conjunction with convertible note conversions	477	310

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiary, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics company providing diagnostic products and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technologies developed within academic institutions, and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with various academic institutions to capture the expertise, experience and technologies developed within academia to provide a better standard of cancer diagnostics and aim to solve the growing problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which focuses on development of various technologies, among them IV-Cell, HemeScreen and ICE-COLD-PCR, or ICP, the patented technology described further below, which we exclusively licensed from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University. The research and development center focuses on the development of these technologies, which we believe will enable us to commercialize these and other technologies developed with our current and future academic partners. The facility in Omaha was also recently certified as a CLIA and CAP facility, and we have begun bringing in house several molecular tests that the Company had previously referenced out to other laboratories. Our platform also connects patients, physicians and diagnostic experts residing within academic institutions.

Going Concern.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of December 31, 2019, the Company had a net loss of $13.2 million, negative working capital of $2.5 million and net cash used in operating activities of $9.1 million. The Company’s ability to continue as a going concern, for the next twelve months from the date the consolidated financial statements were issued, is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has entered into a purchase agreement with Lincoln Park (the “LP Purchase Agreement” or “Equity Line”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  As of the date of the consolidated financial statements were issued, we have already received approximately $9.3 million in aggregate, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $6.6 million from the sale of 2,778,077 shares of common stock to Lincoln Park during 2019 and $1.3 million from the sale of 900,012 shares of common stock to Lincoln Park from January 1, 2020 through the date the consolidated financial statements were issued, leaving the company an additional $0.7 million to draw upon.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.

The consolidated financial statements include the accounts of Precipio, Inc. and our wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

Other Current Assets.

Other current assets of $0.3 million as of December 31, 2019 include prepaid insurance of $0.2 million and prepaid assets and other receivables of $0.1 million. Other current assets of $0.5 million as of December 31, 2018 include prepaid assets of less than $0.1 million, prepaid insurance of $0.2 million and other receivables of $0.3 million.

Concentrations of Risk.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed Federal Deposit Insurance Corporation insured limits of up to $250,000 per depositor per financial institution. We have not experienced any losses on such accounts as of December 31, 2019.

Service companies in the health care industry typically grant credit without collateral to patients. The majority of these patients are insured under third-party insurance agreements. The services provided by the Company are routinely billed utilizing the Current Procedural Terminology (CPT) code set designed to communicate uniform information about medical services and procedures among physicians, coders, patients, accreditation organizations, and payers for administrative, financial, and analytical purposes. CPT codes are currently identified by the Centers for Medicare and Medicaid Services and third-party payers. The Company utilizes CPT codes for Pathology and Laboratory Services contained within codes 80000‑89398.

Inventories.

Inventories consist of laboratory supplies and are valued at cost (determined on an average cost basis, which approximates the first-in, first-out method) or net realizable value, whichever is lower. We evaluate inventory for items that are slow moving or obsolete and record an appropriate reserve for obsolescence if needed. We determined that no allowance for slow moving or obsolete inventory was necessary at December 31, 2019 and 2018.

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

Goodwill and Intangible Assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of a business acquired and is tested for impairment annually, as of October 1st, or when impairment triggering events may occur during a quarterly reporting period. Throughout the year ended December 31, 2018, at certain quarterly reporting periods, the Company experienced a decline in its share price and a significant reduction in its market capitalization, indicating that it was more likely than not that the fair value of the Company was less than its carry value. Through valuation analysis of the fair value of the Company using the market capitalization, the discounted cash flow model and market analysis, the Company concluded that its carrying value exceeded its fair value and goodwill impairment in the amount of $4.7 million was recorded for the year ended December 31, 2018. As of December 31, 2018, goodwill was fully written off and no balance remained.

Intangibles

We review our amortizable long-lived assets for impairment annually or whenever events indicate that the carrying amount of the asset (group) may not be recoverable. An impairment loss may be needed if the sum of the future undiscounted cash flows is less than the carrying amount of the asset (group). The amount of the loss would be determined by comparing the fair value of the asset to the carrying amount of the asset (group). There were no impairment charges on our amortizable long-lived assets during the years ended December 31, 2019 and 2018.

In-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that were not fully developed when acquired. Until the IPR&D projects are completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. The IPR&D principally related to research projects that were not related to IV-Cell, HemeScreen or ICP. During 2019, the Company made a determination to suspend further research and analysis of these projects, and, as a result, it was more likely than not that the IPR&D was fully impaired, resulting in an impairment charge of $1.6 million in 2019. There was no impairment of IPR&D during the year ended December 31, 2018.

Debt Issuance Costs, Debt Discounts and Debt Premiums.

Debt issuance costs, debt discounts and debt premiums are being amortized or accreted over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt and premiums are presented as an increase to the related debt in the accompanying balance sheets. The amortization amount recorded was expense, net of income, of $0.1 million in 2019 and income, net of expense, of less than $0.1 million in 2018. Debt discounts and debt premiums are amortized or accreted to interest expense and interest income on the consolidated statement of operations, respectively. See Note 5 – Long Term Debt and Note 6 – Convertible Notes for further discussion.

Stock-Based Compensation.

All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Unvested awards as of December 31, 2019 had vesting periods of up to four years from the date of grant. At December 31, 2019, 53,334 unvested awards outstanding are subject to performance vesting conditions and no awards are subject to market-based vesting conditions. No awards outstanding at December 31, 2018 were subject to performance or market-based vesting.

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

The Company recognizes revenue utilizing the five-step framework of ASC 606. Control of the laboratory testing services is transferred to the customer at a point in time. As such, the Company recognizes revenue for diagnostic testing at a point in time based on the delivery method (web-portal access or fax) for a patient’s laboratory report. Diagnostic testing service revenue is reported at the estimated net realizable amounts from patients, third-party payers and others for services rendered, including retroactive adjustment under reimbursement agreements with third-party payers. Provisions for third-party payer settlements are provided in the period in which the related services are rendered and adjusted in the future periods, as final settlements are determined. For clinical research and biomarker services, the Company utilizes an “effort based” method of assessing performance and measures progress towards satisfaction of the performance obligation based upon the delivery of results per the contract. When we receive payment in advance, we initially defer the revenue and recognize it when we deliver the service.

Deferred net sales included in the balance sheet as deferred revenue was approximately $0.1 million as of December 31, 2019 and 2018.

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the income statement.

Accounts Receivable

Accounts Receivable result from diagnostic services provided to self-pay and insured patients, project based testing services and clinical research. The payment for services provided by the Company are generally due within 30 days from the invoice date. Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the collectability of accounts receivable, the Company analyzes and identifies trends for each of its sources of revenue to estimate the appropriate allowance for doubtful accounts. For receivables associated with self-pay patients, including patients with insurance and a deductible and copayment, the Company records an allowance for doubtful accounts in the period of services on the basis of past experience of patients unable or unwilling to pay for service fee for which they are financially responsible. For receivables associated with services provided to patients with third-party coverage, the Company analyzes contractually due amounts and provides an allowance, if necessary. The difference between the standard rates and the amounts actually collected after all reasonable collection efforts have been exhausted is charged against the allowance for doubtful accounts.

Presentation of Insurance Claims and Related Insurance Recoveries.

The Company accounts for its insurance claims and related insurance recoveries at their gross values as standards for health care entities do not allow the Company to net insurance recoveries against the related claim liabilities. There were no insurance claims or insurance recoveries recorded during the years ended December 31, 2019 and 2018.

Advertising Costs.

Advertising costs are expensed as incurred and are included in operating expenses on the consolidated statement of operations.  Advertising costs charged to operations totaled less than $0.1 million in 2019 and 2018, respectively.

Research and Development Costs.

All costs associated with internal research and development are expensed as incurred. These costs include salaries and employee related expenses, operating supplies and facility-related expenses. Research and development costs charged to operations totaled $1.2 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively.

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

A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2019 and 2018, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of, or changes in tax laws, regulations and interpretations thereof as well as other factors. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the accompanying consolidated statements of operations, of which there was none for the years ended December 31, 2019 and 2018.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 2,281,701 and 2,517,675 shares of our common stock have been excluded from the computation of diluted loss per share at December 31, 2019 and 2018, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	December 31,
	2019	2018
Stock options	490,330	224,895
Warrants	909,189	917,573
Preferred stock	20,888	20,888
Convertible notes	861,294	1,354,319
Total	2,281,701	2,517,675

Recently Adopted Accounting Pronouncements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases-Topic 842. The new standard amends the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and amends disclosure requirements associated with leasing arrangements. The new standard was adopted effective January 1, 2019, using a modified retrospective transition, and thus did not adjust comparative periods. The new standard provides a number of optional practical expedients in transition.  The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  The Company did not elect the use-of-hindsight practical expedient. As a result of the adoption of Topic 842 the Company recognized approximately $0.7 million of lease liabilities and corresponding right-of-use (“ROU”) assets in its consolidated balance sheet on the date of initial application. See Note 8 – Leases for additional information.

In June 2018, the FASB issued ASU 2018-07 “Compensation—Stock Compensation (Topic 718)”, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from non-employees. The Company adopted this guidance on January 1, 2019. The adoption of this guidance was not material to our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2019 and 2018 is as follows:

	2019	2018
Furniture and fixtures	$12	$12
Laboratory equipment	299	299
Computer equipment and software	463	369
Equipment under finance leases	425	402
Construction in process	23	67
	1,222	1,149
Less—accumulated depreciation and amortization	(791)	(653)
Total	$431	$496

Depreciation expense was approximately $0.1 million for both the years ended December 31, 2019 and 2018. Depreciation expense during each year includes depreciation related to equipment acquired under finance leases.

4. INTANGIBLES

Intangible assets consist of the following:

	Dollars in Thousands
	December 31, 2019
		Accumulated	Impairment	Net Book
	Cost	Amortization	Charge	Value
Technology	$18,990	$2,374	$—	$16,616
Customer relationships	250	208	—	42
Backlog	200	200	—	—
Covenants not to compete	30	30	—	—
Trademark	40	40	—	—
IPR&D	1,590	—	1,590	—
	$21,100	$2,852	$1,590	$16,658

	Dollars in Thousands
	December 31, 2018
		Accumulated	Impairment	Net Book
	Cost	Amortization	Charge	Value
Technology	$18,990	$1,424	$—	$17,566
Customer relationships	250	125	—	125
Backlog	200	200	—	—
Covenants not to compete	30	30	—	—
Trademark	40	30	—	10
IPR&D	1,590	—	—	1,590
	$21,100	$1,809	$—	$19,291

	Estimated Useful Life
Technology	20	years
Customer relationships	3	years
Backlog	1	year
Covenants not to compete	1	year
Trademark	2	years

Our IPR&D projects were accounted for as indefinite-lived intangible assets and subject to impairment testing. During 2019, the Company reviewed its IPR&D for impairment and determined that it was more likely than not that the

IPR&D was fully impaired, resulting in an impairment charge of $1.6 million in 2019. For the year ended December 31, 2018, there was no impairment of IPR&D.

Amortization expense for intangible assets was $1.0 million during the year ended December 31, 2019 and $1.2 million during the year ended December 31, 2018. Amortization expense for intangible assets is expected to be $1.0 million, $0.9 million, $0.9 million, $0.9 million and $0.9 million for each of the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	December 31, 2019	December 31, 2018
Department of Economic and Community Development (DECD)	$249	$274
DECD debt issuance costs	(24)	(28)
Financed insurance loan	260	204
September 2018 Settlement	34	66
Total long-term debt	519	516
Current portion of long-term debt	(321)	(263)
Long-term debt, net of current maturities	$198	$253

Department of Economic and Community Development

On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with DECD by which the Company received a grant of $100,000 and a loan of $300,000 secured by substantially all of the Company’s assets (the “DECD 2018 Loan”.) For the year ended December 31, 2018, $100,000 has been recorded as clinical research grant revenue in the consolidated statements of operations. The DECD 2018 Loan is a ten-year loan due on December 31, 2027 and includes interest paid monthly at 3.25%.

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $3,000 for the years ended December 31, 2019 and 2018, respectively. Net debt issuance costs were approximately $24,000 and $28,000 at December 31, 2019 and 2018, respectively, and are presented as a reduction of the related debt in the accompanying consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”).  In July 2018, the Company financed $0.4 million with a 4.89% interest rate and fully paid off such loan as of July 2019.  In July 2019, the Company financed $0.4 million with a 5.0% interest rate and will make monthly payments through May of 2020. As of December 31, 2019 and 2018, the Financed Insurance Loan outstanding balance of $0.3 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “September 2018 Settlement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the September 2018 Settlement. The settlement amount will accrue interest at the rate of 10% per annum until paid in full. The September 2018 Settlement outstanding balance of approximately $0.1 million was included in current maturities of long-term debt in the Company’s consolidated balance sheet as of December 31, 2019 and in long-term debt and accounts payable in the Company’s consolidated balance sheet as of December 31, 2018.

The aggregate future maturities required on gross long-term debt at December 31, 2019 are as follows:

	2020	2021	2022	2023	2024	2025 and thereafter	Total
DECD loan	$30	$28	$30	$30	$31	$100	$249
Financed Insurance Loan	260	—	—	—	—	—	260
September 2018 Settlement	34	—	—	—	—	—	34
	$324	$28	$30	$30	$31	$100	$543

6. CONVERTIBLE NOTES.

Convertible notes consists of the following:

	Dollars in Thousands
	December 31, 2019	December 31, 2018
Convertible bridge notes	$1,938	$4,294
Convertible bridge notes discount and debt issuance costs	(1,796)	(1,111)
Convertible bridge notes premiums	—	647
Convertible promissory notes - Exchange Notes	—	630
Convertible promissory notes - Exchange notes debt issuance costs	—	(83)
Total convertible notes	142	4,377
Current portion of convertible notes	(142)	(4,377)
Convertible notes, net of current maturities	$—	$—

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

The Transaction consisted of a number of drawdowns. The initial closing on April 20, 2018 provided the Company with proceeds of $1,660,000, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1,824,176 (the “April 2018 Bridge Notes”). The Company completed three additional drawdowns for aggregate proceeds of $1.3 million, net of an original issue discount of 9% and before debt issuance cost, for the issuance of notes with an aggregate principal of $1.5 million, during the third quarter 2018.  Drawdowns included the following funding from the April 2018 Investors (i) $348,104 in July 2018 for Bridge Notes with an aggregate principal of $382,526, (ii) $495,955 in August 2018 for Bridge Notes with an aggregate principal of $545,005 and (iii) $495,941 in September 2018 for Bridge Notes with an aggregate principal of $544,990 (collectively, the “Q3 2018 Bridge Notes”).

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

As part of the initial closing, the April 2018 Investors received 243,224 warrants to purchase shares of common stock of the Company (the “April 2018 Warrants”) that are exercisable at a 150% premium to the April 2018 Bridge Notes conversion price or $11.25. Half of such April 2018 Warrants had a five-year term and half had a one-year term. The Company reviewed the provisions of the April 2018 Warrants to determine the balance sheet classification of the April 2018 Warrants. The Company concluded that there is an obligation to repurchase the April 2018 Warrants by transferring assets and accordingly the warrants were classified as a liability. The April 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $1.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. The April 2018 Investors received 196,340 warrants to purchase shares of common stock of the Company in connection with the Q3 Bridge Note issuances (the “Q3 2018 Warrants”) with an initial exercise price of $11.25.  Half of such Q3 2018 Warrants had a five-year term and half had a one-year term. The terms of the Q3 2018 Warrants are the same as the April 2018 Warrants and, as such, were classified as liabilities. The Q3 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.7 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 12 – Fair Value for further discussion.

On September 20, 2018, immediately after the final drawdown of the Bridge Notes, the Company entered into an agreement with the April 2018 Investors whereby the exercise price of all warrants issued to the April 2018 Investors in connection with both the 2018 Note Agreement and the Q3 Bridge Notes were amended from $11.25 to $7.50. The Company reviewed this repricing to determine the appropriate accounting treatment and concluded that the repricing would be treated as a modification of the warrant agreements. As the warrants related to the Bridge Notes are classified as liabilities, the change in fair value attributable to the repricing would be reflected in the subsequent measurement on the warrants. Management calculated the change in fair value due to repricing to be an expense of approximately $0.1 million which is included in warrant revaluation in the consolidated statements of operations.

Pursuant to a letter agreement, dated as of April 20, 2018 (the “Letter Agreement”), the Company engaged a registered broker dealer as a financial advisor (the “Financial Advisor”). Pursuant to the Letter Agreement, the Company paid the Financial Advisor a fee of $116,000, approximately 7% of the proceeds from the sale of the April 2018 Bridge Notes. This is included in the debt issuance costs discussed above. Per the Letter Agreement, the Company also issued to the Financial Advisor 15,466 warrants to purchase shares of common stock of the Company with an exercise price of $11.25 (the “Advisor Warrants”). The Advisor Warrants are exercisable at any time and from time to time, in whole or in part, during the four-year period commencing six months from the date of the Letter Agreement. Like the April 2018 Warrants and like the Q3 2018 Warrants, the Advisor Warrants met the criteria to be classified as a liability. The Advisor Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.1 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 12 – Fair Value for further discussion.

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

In connection with the Amendment Agreement, during the fourth quarter of 2018, the Company completed two additional drawdowns for aggregate proceeds of $1.1 million, net of an original issue discount of 9% and before debt issuance costs, for the issuance of notes with an aggregate principal of $1.2 million (collectively, the “Q4 2018 Bridge Notes”). Approximately $0.3 million of the $1.1 million of proceeds was received after December 31, 2018 and is included in other current assets on our consolidated balance sheet at December 31, 2018. The 9% discount associated with the Q4 2018 Bridge Notes was approximately $108,000 and was recorded as a debt discount. In connection with the Q4 2018 Bridge Note issuances, the Company issued to the investors 300,115 warrants to purchase shares of common stock of the Company (the “Q4 2018 Warrants”) with an initial exercise price of $5.40 and a five-year term. The terms of the Q4 2018 Warrants are the same as the April 2018 Warrants and, as such, were classified as liabilities. The Q4 2018 Warrants were valued using a Black-Scholes option pricing model with an initial value of approximately $0.7 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 12 – Fair Value for further discussion.

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

At the time of the Amendment Agreement, the conversion price related to $3.3 million of previously issued Bridge Notes, the April 2018 Bridge Notes and Q3 2018 Bridge Notes, was amended. The Company reviewed the modification to the conversion price and concluded that the amendment will be treated as an extinguishment of the related Bridge Notes. The difference between the carrying value of the notes just prior to modification (the “Old Debt”) and the fair value of the notes just after modification (the “New Debt”) would be recorded as a gain or loss on extinguishment in the consolidated statements of operations. The Company removed the carrying value of the Old Debt which included $3.1 million of unamortized debt discounts, beneficial conversion features of $1.0 million and less than $0.1 million in derivative liabilities. The Company calculated the fair value of the New Debt to be $4.2 million. The Company reviewed whether or not a beneficial conversion feature existed on the New Debt but the calculation resulted in zero intrinsic value to the conversion options so no new beneficial conversion feature was recorded. Management also reviewed the Bridge Notes Redemption Feature of the New Notes but their fair value was zero so no derivative liability was recorded at the time of modification, however this will be reassessed at the end of each reporting period. As a result, the Company recorded a debt premium on the New Debt of $0.9 million and a loss on extinguishment of convertible notes of $2.9 million in the consolidated statements of operations during the year ended December 31, 2018.

On April 16, 2019, the Company entered into an amendment and restatement agreement (“Amendment No.2 Agreement”) amending and restating the terms of the 2018 Note Agreement (as first amended pursuant to the amendment agreement in November 2018 (the Amendment Agreement”)). The Amendment No. 2 Agreement provided the Company with approximately $0.9 million of gross proceeds for the issuance of notes with an aggregate principal of $1.0 million (the “April 2019 Bridge Notes”) together with applicable warrants, with substantially the same terms and conditions as the previously issued Bridge Notes and related warrants. The 9% discount associated with the April 2019 Bridge Notes was approximately $0.1 million and was recorded as a debt discount. In connection with the April 2019 Bridge Note issuances, the Company issued to the investors 147,472 warrants to purchase shares of common stock of the Company with a five year term and exercise price of $5.40 (the “April 2019 Warrants”). The April 2019 Warrants had an initial value of approximately $1.0 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 12 – Fair Value for further discussion. The April 2019 Bridge Notes were issued to investors that previously participated in the 2018 Note Agreement.

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

Debt discounts and debt issuance costs related to the April 2019 Bridge Notes totaled $2.0 million. Since the costs exceeded the $1.0 million face amount of the debt at issuance, the Company recorded $1.0 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with the excess $1.0 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations during the year ended December 31, 2019.

Pursuant to the Amendment No.2 Agreement, previously issued warrants were amended such that the exercise price of such warrants was amended from $7.50 to $5.40 and any warrant that had a one-year term was amended to have a five-year term. The Company reviewed the amendments to the warrants and determined that they will be treated as a modification of an outstanding equity instrument at the time of the Amendment No.2 Agreement. Management calculated the change in fair value due to the modifications to be an expense of approximately $1.1 million which is included in loss on modification of warrants in the consolidated statements of operations.

On May 14, 2019, the Company entered into a securities purchase agreement pursuant to which, the Company was provided with $1.0 million of gross proceeds for the issuance of notes with an aggregate principal of $1.1 million (the “May 2019 Bridge Notes”) together with applicable warrants, with substantially the same terms and conditions as the previously issued Bridge Notes and related warrants. The 9% discount associated with the May 2019 Bridge Notes was approximately $0.1 million and was recorded as a debt discount. In connection with the May 2019 Bridge Note issuances, the Company issued to the investors 154,343 warrants to purchase shares of common stock of the Company with a five year term and exercise price of $9.56 (the “May 2019 Warrants”). The May 2019 Warrants had an initial value of approximately $0.9 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 12 – Fair Value for further discussion. The May 2019 Bridge Notes were issued to investors that previously participated in the 2018 Note Agreement.

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

Debt discounts and debt issuance costs related to the May 2019 Bridge Notes totaled $2.0 million. Since the costs exceeded the $1.1 million face amount of the debt, the Company recorded $1.1 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with the excess $0.9 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations during the year ended December 31, 2019.

During the years ended December 31, 2019 and 2018, $4.4 million and $0.2 million, respectively, of Bridge Notes, plus interest, were converted into 1,900,766 and 93,334 shares of common stock of the Company, respectively. As a result of the conversions, the Company wrote-off approximately $0.5 million of derivative liability, with an offset to additional paid-in capital, during the year ended December 31, 2019 and approximately $0.1 million of debt premium with an offset to additional paid in capital during the year ended December 31, 2018.

During the years ended December 31, 2019 and 2018, the change in Bridge Note debt discounts and debt premiums was as follows:

	For the Year Ended December 31,
	2019		2018
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,111)	$647	$—	$—
Additions:	(2,088)	—	(4,275)	879
Deductions:
Amortization (accretion) (1)	273	(167)	118	(170)
Write-off related to note conversions (2)	1,130	(480)	—	(62)
Write-off related to note extinguishment (3)	—	—	3,046	—
Balance at December 31	$(1,796)	$—	$(1,111)	$647
(1)	Amortization/accretion is recognized as interest expense/income within the consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.
(3)	Write-offs associated with note extinguishment are recognized as a loss and included in loss on extinguishment of convertible notes in the consolidated statements of operations.

The remaining debt discounts of $1.8 million, as of December 31, 2019, are expected to be fully amortized by the end of the second quarter of 2020.

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

•

Debt Obligations of $1.9 million were canceled in exchange for 120,983 shares of the Company’s common stock with a weighted average price per share of $15.60 (the “Settlement Common Shares”). The stock was issued in February 2018.

•

Warrants to purchase 7,207 shares of the Company’s common stock at an exercise price of $112.50 per share (the “Creditor Warrants”) were issued to certain Creditors. The Creditor Warrants were issued in February 2018.

During 2018, the Company entered into an Exchange Agreement (the “Exchange Agreements”) with three institutional investors (the “Holders”) pursuant to which the Company issued convertible promissory notes, due January 1, 2021 (the “Exchange Notes”) in exchange (the “Exchange”) for amounts owed to the Holders pursuant to certain debt settlement agreements, dated October 31, 2017. For the year ended December 31, 2018, $3.2 million of Secured Debt Obligations were exchanged for $2.8 million of Exchange Notes. The Company considered the appropriate accounting treatment of the Exchange and determined that the Exchange will be treated as a debt extinguishment and the difference between the carrying amount of the Secured Debt Obligations and the face value of the Exchange Notes will be treated as a gain on extinguishment. The Company recorded a $0.4 million gain on extinguishment of debt in the consolidated statements of operations for the year ending December 31, 2018.

Pursuant to the terms of the Exchange Notes, the Company shall pay to the Holders the aggregate principal amount of the Exchange Notes in eighteen equal installments beginning on August 1, 2019 and ending on January 1, 2021. In accordance with the terms of the Exchange Notes, the Holder shall have the right, to convert at the then applicable conversion price any amount of the Exchange Notes up to $300,000 on any given Trading Day, with a maximum conversion amount up to $500,000 during a period of five Trading Days (the “Conversion Option”). The conversion price shall be the lesser of (i) the average volume weighted average price for the five trading days prior to the date of conversion multiplied by 1.65 and (ii) $15.00 (the “Conversion Price”).  At any time at which there is no Equity Conditions Failure, as defined in the terms of the Exchange Note, and only once every ten trading days, the Company shall have the right, but not the obligation, to direct the Holders to convert up to 20% of the then outstanding principal amount of the Exchange Notes under specified conditions (the “Company Put Option”). The Company will be subject to certain restrictive covenants pursuant to the Notes, including limitations on (i) amending its certificate of incorporation and bylaws (ii) indebtedness, (iii) asset sales or leases, (iv) restricted payments and investments, (v) redemptions or repurchases of capital stock and (vi) transactions with affiliates, and the conversion price of the Exchange Notes shall be subject to certain customary adjustments in the event of stock splits, dividends, rights offerings or other pro rata distributions to holders of the Company’s common stock.

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

During the year ended December 31, 2019 and 2018, Exchange Notes of approximately $0.6 million and $2.2 million, respectively, were converted into 155,351 and 291,562 shares of common stock of the Company, respectively.

As of December 31, 2019 and 2018, the outstanding balance of the Exchange Notes, net of discounts, was zero and $0.6 million, respectively, and was presented within convertible notes in the Company’s consolidated balance sheet.

During the year ended December 31, 2019 and 2018, the change in Exchange Note debt discounts was as follows:

(Dollars in thousands)	For the Year Ended December 31,
	2019	2018
Beginning balance at January 1	$(83)	$—
Additions:	—	(383)
Deductions:
Amortization (1)	2	28
Write-off related to note conversions (2)	81	272
Balance at December 31	$—	$(83)
(1)	Amortization is recognized as interest expense within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.

As a result of the Exchange Note conversions, during the years ended December 31, 2019 and 2018, the Company wrote-off approximately $0.1 million and $0.3 million, respectively, of derivative liability with an offset to additional paid-in capital.

Convertible Promissory Notes – Crede Note.

On January 15, 2019, the Company and Crede Capital Group LLC (“Crede”) entered into an amendment and restatement agreement (the “Crede Amendment Agreement”) in order to enable the Company to provide Crede with an alternative means of payment of a previous settlement amount, See Note 7 – Accrued Expenses and Other Current Liabilities, by issuing to Crede a convertible note in the amount of $1.45 million (the “Crede Note”). The conversion price of the Crede Note shall equal 90% of the closing bid price of the Company’s common stock on the date prior to each conversion date. The Crede Note is payable by the Company on the earlier of (i) January 15, 2021 or (ii) upon the closing of a qualified offering in which the Company receives gross proceeds of at least $4.0 million. The Crede Note may not be converted if, after giving effect to the conversion, Crede together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock. The Company, at its option, may redeem some or all of the then outstanding principal amount of the Crede Note for cash.

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

On April 16, 2019, the entire outstanding amount of $1.45 million was converted into 270,699 shares of common stock of the Company and as of December 31, 2019 the remaining amount due on the Crede Note was zero.

Convertible Promissory Notes – Leviston Note

On February 8, 2018, the Company entered into an equity purchase agreement (the “2018 Purchase Agreement”) with Leviston Resources LLC (“Leviston”), see Note 11 – Stockholders Equity for details of the 2018 Purchase Agreement. On January 29, 2019, the Company entered into a settlement agreement (the “Leviston

Settlement”) with Leviston pursuant to which the Company issued to Leviston a convertible note in the amount of $0.7 million (the “Leviston Note”) in full satisfaction of certain obligations to Leviston. The Leviston Note is payable by the Company (i) in fourteen equal monthly installments commencing on the earlier to occur of (x) the last day of the month upon which a registration statement to be filed by the Company covering the resale of the shares of common stock underlying the Leviston Note is declared effective by the Securities and Exchange Commission and (y) the six month anniversary of the date of issuance, (ii) upon the closing of a qualified offering, namely the Company raising gross proceeds of at least $4.0 million or (iii) such earlier date as the Leviston Note is required or permitted to be repaid pursuant to its terms. The Company, at its option, may redeem some or the entire then outstanding principal amount of the Leviston Note for cash.

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

During the year ended December 31, 2019, the Company made cash payments of less than $0.1 million on the Leviston Note and $0.7 million of the Leviston note was converted into 184,357 shares of common stock of the Company. As of December 31, 2019, the remaining amount due on the Leviston Note was zero. As of December 31, 2018, the Company had recorded liabilities related to Leviston of $0.5 million and $0.2 million which were included in other current liabilities and accrued expenses, respectively, in the consolidated balance sheet.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

Accrued expenses at December 31, 2019 and 2018 are as follows:

(dollars in thousands)	December 31, 2019	December 31, 2018
Accrued expenses	$1,268	$1,583
Accrued compensation	247	118
Accrued interest	124	239
	$1,639	$1,940

The Company was able to reduce certain accrued expense and accounts payable amounts through negotiations with certain vendors to settle outstanding liabilities and the Company recorded these amounts as gains which are included in gain on settlement of liability, net in the consolidated statements of operations. During the years ended December 31, 2019 and 2018, approximately $1.4 million and $0.3 million, respectively, was recorded as a gain.

Other current liabilities at December 31, 2019 and 2018 are as follows:

(dollars in thousands)	December 31, 2019	December 31, 2018
Liability related to equity purchase agreement	—	460
Liability for settlement of equity instrument	—	1,450
	$—	$1,910

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

As of the date of the Crede Agreement, the fair value of the common stock warrant liability related to Crede was revalued to approximately $0.4 million, resulting in a gain of $0.2 million included in warrant revaluation in the consolidated statement of operations during the year ended December 31, 2018. See Note 12 – Fair Value for further discussion. At the time of the Crede Agreement, the Company recorded an additional loss of $0.4 million, which is included in loss on settlement of equity instruments in the consolidated statement of operations during the year ended December 31, 2018. During 2018, the Company paid approximately $0.5 million to Crede, with a remaining balance of $1.45 million as of December 31, 2018. On January 15, 2019, the $1.45 million liability was replaced with the Crede Note.

As of December 31, 2018, the Company had recorded a liability of approximately $0.5 million related to an equity purchase agreement with Leviston, which is included in other current liabilities on our consolidated balance sheet. On January 29, 2019, the Company entered into the Leviston Settlement pursuant to which the Company issued the Leviston Note in full satisfaction of the $0.5 million discussed above along with approximately $0.2 million of other obligations owed to Leviston which are included in accrued expenses in our consolidated balance sheet at December 31, 2018. See Note 6 – Convertible Notes.

8. LEASES

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

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)	Classification on the Condensed Consolidated Balance Sheet	December 31, 2019

Assets:
Operating lease assets	Operating lease right-of-use assets, net	$519
Finance lease assets	Property and equipment, net	184
Total lease assets		$703

Liabilities:
Current:
Operating lease obligations	Current maturities of operating lease liabilities	$209
Finance lease obligations	Current maturities of finance lease liabilities	52
Noncurrent:
Operating lease obligations	Operating lease liabilities, less current maturities	317
Finance lease obligations	Finance lease liabilities, less current maturities	119
Total lease liabilities		$697

As of December 31, 2019, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
2020	$242	$62	$304
2021	241	38	279
2022	48	32	80
2023	35	28	63
2024	17	27	44
Thereafter	—	13	13
Total lease obligations	583	200	783
Less: Amount representing interest	(57)	(29)	(86)
Present value of net minimum lease obligations	526	171	697
Less, current portion	(209)	(52)	(261)
Long term portion	$317	$119	$436

Other information as of December 31, 2019:

Weighted-average remaining lease term (years):
Operating leases	2.8
Finance leases	4.3
Weighted-average discount rate:
Operating leases	8.00%
Finance leases	7.25%

During the year ended December 31, 2019, operating cash flows from operating leases was $144,000 and ROU assets obtained in exchange for operating lease liabilities was $750,000.

Operating Lease Costs

Operating lease costs were $0.3 million during the year ended December 31, 2019 and 2018, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the years ended December 31, 2019 and 2018, respectively.

Finance Lease Costs

Finance leases are included in property and equipment, net and finance lease liabilities, less current maturities on the consolidated balance sheets. The associated amortization expense and interest included in the consolidated statements of operations for the year ended December 31, 2019 and 2018 is less than $0.1 million, respectively.

9. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2025. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are as follows:

Years ending December 31,	(dollars in thousands)
2020	$341
2021	242
2022	228
2023	219
2024	149
Thereafter	50
$1,229

LITIGATIONS

The Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts.

On February 21, 2017, XIFIN, Inc. (“XIFIN”) filed a lawsuit against us in the District Court for the Southern District of California alleging breach of written contract and seeking recovery of approximately $0.27 million owed by us to XIFIN for damages arising from a breach of our obligations pursuant to a Systems Services Agreement between us and XIFIN, dated as of February 22, 2013, as amended and restated on September 1, 2014. A liability of $0.1 million was reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2018. On April 19, 2019, the Company executed a settlement agreement with XIFIN pursuant to which the Company paid to XIFIN an agreed amount of $40,000 as settlement in consideration for total release from all outstanding amounts due and payable by the Company to XIFIN. The settlement amount was paid in full by the Company on April 19, 2019.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheet at December 31, 2019 and 2018.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers. As a result, Campbell alleges that we have violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereafter. The Company filed a motion to dismiss all claims, which motion was fully briefed on November 27, 2017. The Court granted the Company’s motion in full on May 3, 2018 and dismissed the lawsuit. The Eighth Circuit reversed the decision of the District Court and remanded the case back to the District Court. The parties filed a notice with the Court on May 22, 2019, announcing that they had reached a settlement in principle.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment of $1.95 million, which will be primarily funded by our insurance.  On July 10, 2019, the Court entered an order preliminarily approving the settlement.  The settlement remains subject to final approval by the Court. The Company’s insurance policy includes a deductible of approximately $0.8 million and the Company has previously paid approximately $0.5 million in legal fees in connection with the litigation which have been applied to the deductible leaving approximately $0.3 million to be paid by the Company and approximately $1.7 million to be paid by the insurance company. During the third quarter of 2019, both the Company and the insurance company paid their respective amounts to an escrow account where the funds will be held until they are approved for distribution at a fairness hearing of the Court which took place on November 4, 2019. As of the date the consolidated financial statements were issued, the Company is waiting for the Court to render its judgement which is still outstanding.

On March 21, 2018, Bio-Rad Laboratories filed a lawsuit against us in the Superior Court Judicial Branch of the State of Connecticut for Summary Judgment in Lieu of Complaint requiring us to pay cash owed to Bio-Rad in the amount of $39,000 that was recorded in accounts payable within the accompanying consolidated balance sheet at December 31, 2018.  The obligation was paid in full during the second quarter 2019, resulting in no remaining amount due to Bio-Rad.

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

10. INCOME TAXES

The Company recorded a deferred tax liability of $0.1 million as of December 31, 2018, related to the acquisition of IPR&D through the Merger. This deferred tax liability was recorded to account for the book versus tax basis difference related to the IPR&D intangible asset. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of this IPR&D. As such, this deferred tax liability cannot be used to offset the valuation allowance. As a result of the write-off of the IPR&D in 2019, the related deferred tax liability of $0.1 million was eliminated and is included in income tax benefit in the consolidated statements of operations for the year ended December 31, 2019.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate primarily to its net operating loss carryforwards and stock based compensation, offset by property and equipment and intangible assets. With the exception of the IPR&D, the Company has recorded a full valuation allowance to offset the net deferred tax assets, because it is not more likely than not that the Company will realize future benefits associated with these net deferred tax assets at December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Company had net deferred tax assets of $10.7 million and $8.7 million, respectively, against which a valuation allowance of $10.7 million and $8.8 million, respectively, had been recorded. The valuation allowance excluded the deferred tax liability for IPR&D assigned as an indefinite life intangible asset for book purposes, also known as a “naked credit” in the amount of $0.1 million at December 31, 2018. The increase in the valuation allowance for the year ended December 31, 2019 is $1.9 million, resulting from additional net operating losses generated in the year.  The deferred tax liabilities associated with the book versus tax basis difference of intangible assets are the result of an asset step-up pursuant to the Merger. Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 are as follows:

	Dollars in Thousands
	2019	2018
Deferred tax assets:
Net operating loss and credit carryforwards	$13,989	$10,202
Stock-based compensation	292	192
Other	666	426
Gross deferred tax assets	14,947	10,820
Deferred tax liabilities:
Property and equipment	(95)	42
Intangible assets	(4,148)	(2,084)
IPR&D intangible assets	—	(70)
Gross deferred tax liabilities	(4,243)	(2,112)
Net deferred tax assets	10,704	8,708
Less valuation allowance	(10,704)	(8,778)
Net deferred liability	$—	$(70)

The Company’s provision for income taxes for the year ended December 31, 2019 and December 31, 2018 relates to income taxes in states and other jurisdictions and differs from the amounts determined by applying the statutory federal income tax rate to the loss before income taxes for the following reasons:

	Dollars in Thousands
	2019	2018
Benefit at federal rate	$(2,796)	$(3,354)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(517)	(633)
Miscellaneous permanent differences	78	—
Warrant liability revaluation	(104)	(479)
Impairment of goodwill	—	1,170
Impairment of in-process research and development	(70)	—
Other	—	14
Change in valuation allowance	3,339	3,003
Total income tax benefit	$(70)	$(279)

The income tax expense consists of the following at December 31, 2019 and 2018.

	Dollars in Thousands
	2019	2018
Federal:
Current	$—	$—
Deferred	(70)	(279)
Total Federal	$(70)	$(279)
State:
Current	$—	$—
Deferred	—	—
Total State	$—	$—
Foreign:
Current	$—	$—
Deferred	—	—
Total Foreign	$—	$—
Total Tax Provision	$(70)	$(279)

The Company had approximately $61 million and $39 million of available gross federal and state net operating loss (“NOL”) carryforwards as of December 31, 2019 and 2018, respectively. Beginning in 2018, under the Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year. Included in the total NOLs for 2019 are $31 million of federal losses that fall under these new rules. Section 382 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company reduced its tax attributes (NOLs and tax credits) and generated a limitation on utilization of such attributes resulting from the Merger.

At December 31, 2019 and 2018, and as a result of the limitations under Section 382 of the Internal Revenue Code, the Company had a total of unused federal tax net operating loss carryforwards with expiration dates as follows:

	Dollars in Thousands
	2019	2018
2036	$13,470	$13,470
2037	3,441	3,441
Unlimited life	42,100	21,138
Total Federal	$59,011	$38,049

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

11. STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance. On December 20, 2018, the Company’s shareholders approved the proposal to authorize the Company’s Board of Directors to, in its discretion, to amend the Company’s Third Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares. The Company has not yet affected this increase.

On February 12, 2018, the Company issued 120,983 shares of its common stock in exchange for approximately $1.9 million of debt obligations.  See Note 6 – Convertible Notes.

During the year ended December 31, 2018, the Company issued 208,000 shares of its common stock in connection with conversions of its Series B Preferred Stock and 223,022 shares of its common stock in connection with conversions of its Series C Preferred Stock. Aside from 4,000 shares of common stock issued in connection with conversions of its Series C Preferred Stock, all of the shares of common stock issued for the year ended December 31, 2018 in connection with conversions of its Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”) were issued after the Company induced the holders of its Preferred Stock to convert their shares of Preferred Stock to shares of the company’s common stock (see below - Preferred Stock induced conversions).

During the years ended December 31, 2019 and 2018, the Company issued 310,200 and 252,486 shares of its common stock, respectively, in connection with the exercise of 310,200 and 252,486 warrants, respectively. The warrant exercises resulted in net cash proceeds to the Company of approximately $1.6 million and $1.3 million during the years ended December 31, 2019 and 2018, respectively.

Also during the years ended December 31, 2019 and 2018, the Company issued 2,511,173 and 384,896 shares of its common stock, respectively, in connection with the conversion of convertible notes, plus interest, totaling $7.6 million and $2.4 million, respectively. See Note 6 – Convertible Notes.

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

In accordance with the terms of the 2018 Purchase Agreement, the Company provided Leviston with a price protection provision, if the Company issues any warrants in connection with issuances, sales or an agreement in writing to issue common stock or common stock equivalents of the Company, Leviston will have the right to receive a proportionate amount of such warrants, cash or shares, at Leviston’s sole election, valued using the Black Scholes formula. As a result of 2018 Note Agreement and the April 2018 Warrants issued, the Company was required to provide Leviston with a proportionate and equivalent coverage in the form of warrants, stock or cash in the amount of approximately $460,000. As Leviston has the ability to elect the form of compensation, the Company has recorded the $460,000 as a liability as of December 31, 2018, within the other current liabilities line of the accompanying consolidated balance sheet.

As of December 31, 2018, the Company had a total of $0.7 million in accruals (see Note 7 – Accrued Expenses and Other Current Liabilities) for potential obligations to Leviston, but had not issued any additional shares or made any payments to Leviston. On January 29, 2019, the Company entered into the Leviston Settlement pursuant to which the Company issued to Leviston the Note in full satisfaction of all obligations owed to Leviston. See Note 6 – Convertible Notes for further details of the Leviston Note.

LP Purchase Agreement

On September 7, 2018, the Company entered the LP Purchase Agreement, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. Pursuant to the terms of the LP Purchase Agreement, on the agreement date, the Company issued 40,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP Commitment Shares”). Also on September 7, 2018, the Company entered into a registration rights agreement with Lincoln Park (the “LP Registration Rights Agreement”), pursuant to which on September 14, 2018, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 466,667 shares of common stock, which includes the LP Commitment Shares, that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on September 28, 2018.  As of January 16, 2019, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On February 1, 2019, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 1,000,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on February 12, 2019. As of August 5, 2019, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On August 9, 2019, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 1,800,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. As of December 31, 2019, 1,680,000 shares registered under this S-1 had been sold and/or issued to Lincoln Park and 120,000 were sold and/or issued to Lincoln Park in January 2020. On January 14, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 920,654 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. From January 1, 2020 through the date the consolidated financial statements were issued,  780,012 shares registered under this S-1 had been sold and/or issued to Lincoln Park.

Under the LP Purchase Agreement, the Company may, from time to time and at its sole discretion, on any single business day on which the closing price of its common stock is not less than the Floor Price, defined as the lower of (i) $1.50 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LP Purchase Agreement) and (ii) $0.10 per share, direct Lincoln Park to purchase shares of its common stock in amounts up to 30,000 shares, which amounts may be increased to up to 36,666 shares depending on the market price of its common stock at the time of sale and subject to a maximum commitment by Lincoln Park of $1,000,000 per single purchase, which the Company refers to as “regular purchases”, plus other “accelerated amounts” and/or “additional accelerated amounts” under certain circumstances. The Company will control the timing and amount of any sales of its common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park in regular purchases under the LP Purchase Agreement will be based on the market price of the common stock of the Company preceding the time of sale as computed under the LP Purchase Agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. The Company may at any time in its sole discretion terminate the LP Purchase Agreement without fee, penalty or cost upon one business day notice.  There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the LP Purchase Agreement or LP Registration Rights Agreement, other than a prohibition on the Company entering into certain types of transactions that are defined in the LP Purchase Agreement as “Variable Rate Transactions”. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

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

As of the date the consolidated financial statements were issued, we have already received $9.3 million in aggregate, including approximately $1.4 million from the sale of 328,590 shares of common stock to Lincoln Park during 2018, $6.6 million from the sale of 2,778,077 shares of common stock to Lincoln Park during 2019, and $1.3 million from the sale of 900,012 shares of common stock to Lincoln Park from January 1, 2020 through the date the consolidated financial statements were issued.

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

Series B Preferred Stock

The Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with the State of Delaware which designates 6,900 shares of our preferred stock as Series B Preferred Stock. The Series B Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. The Series B Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent dividends are also paid on the common stock). On August 28, 2017, the Company completed an underwritten public offering (the “August 2017 Offering”) consisting of the Company’s Series B Preferred Stock and warrants.

The conversion price of the Series B Preferred Stock contains a down round feature. The Company will recognize the effect of the down round feature when it is triggered. At that time, the effect would be treated as a deemed dividend and as a reduction of income available to common shareholders in our basic earnings per share calculation.

The 2018 Purchase Agreement triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted to $15.60 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $1.4 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend A”).

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

The 2018 Note Agreement, see Note 6 – Convertible Notes, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $11.25 per share to $4.50 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.2 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend C”).

On November 29, 2018, the Amendment Agreement triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $4.50 per share to $2.25 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.3 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend D”).

During the year ended December 31, 2018, 2,340 shares of Series B Preferred Stock, that were outstanding, were converted into 208,000 shares of our common stock.

At December 31, 2019 and 2018, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding.

Series C Preferred Stock

The Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (“Series C Preferred Stock”) with the State of Delaware which designates 2,748 shares of our preferred stock as Series C Preferred Stock. The Series C Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. On November 2, 2017, the Company completed a registered direct offering consisting of the Company’s Series C Preferred Stock and warrants (the “Series C Preferred Offering”). The conversion price of the Series C Preferred Stock contains a down round feature.

The 2018 Purchase Agreement triggered the down round feature of the Series C Preferred Stock and, as a result, the conversion price of the Company’s Series C Convertible Preferred Stock was automatically adjusted from $21.00 per share to $15.60 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $0.8 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend E”). There were no further adjustments to the conversion price of the Series C Preferred stock because all of the Series C Preferred Stock was converted in 2018.

During the year ended December 31, 2018, 2,548 shares of Series C Preferred Stock were converted into 223,022 shares of our common stock.

At December 31, 2019 and 2018, the Company had 2,748 shares of Series C designated and issued and zero shares of Series C outstanding.

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

Preferred Stock induced conversions

On March 21, 2018, the Company entered into a letter agreement (the “2018 Inducement Agreement”) with certain holders of shares of the Company’s Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock, issued in the Company’s public offering in August 2017 and registered direct offering in November 2017. Pursuant to the 2018 Inducement Agreement, the Company and the Investors agreed that, as a result of the issuance of shares of common stock pursuant to that Purchase Agreement, dated February 8, 2018, by and between the Company and the investor named therein, and effective as of the time of execution of the 2018 Inducement Agreement, the exercise price of the Warrants was reduced to $11.25 per share (the “Exercise Price Reduction”) and the conversion price of the Preferred Stock was reduced to $11.25 (the “Conversion Price Reduction”). As consideration for the Company’s agreement to the Exercise Price Reduction and the Conversion Price Reduction, (i) each investor agreed to convert the shares of Preferred Stock held by such investor into shares of Common Stock in increments of up to 4.99% of the shares of common stock outstanding as of the date of the 2018 Inducement Agreement and (ii) one investor agreed to exercise 44,444 Warrants and another investor agreed to exercise 33,333 Warrants in increments of up to 4.99% of the shares of common stock outstanding as of the date of the 2018 Inducement Agreement, in each case in accordance with the beneficial ownership limitations set forth in the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock and the Warrants. As discussed above, as of December 31, 2019, all shares of Preferred Stock, except 47 shares of Series B Preferred Stock, were converted to shares of our common stock pursuant to the terms of the 2018 Inducement Agreement and 20,000 Warrants were exercised at the $11.25 exercise price.

The 2018 Inducement Agreement represented an inducement by the Company to convert shares of the Preferred Stock. The conversion price of the Preferred Stock and the exercise price of the Warrants were reduced from $15.60 per share to $11.25 per share, respectively. The Company calculated the fair value of the additional securities and consideration to be approximately $1.2 million (“Deemed Dividend F”). During the year ended December 31, 2018, this amount was recorded as a charge to additional paid-in-capital and as a deemed dividend resulting in a reduction of income available to common shareholders in our basic earnings per share calculation. The $1.2 million is comprised of two components: 1) $1.1 million related to the fair value of the additional common shares issued upon conversion of the

Preferred Stock due to the reduced conversion price and 2) $0.1 million in incremental fair value of the Warrants resulting from the reduction of the exercise price.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of December 31, 2019:

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
(4)

These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of December 31, 2019, 357 warrants are recorded as liability, See Note 12 – Fair Value for further discussion, and 239 warrants are treated as equity.

(5)	These warrants were issued in connection with a June 2017 merger transaction (the “Merger”) and are the 2017 New Bridge Warrants.
(6)	These warrants were issued in connection with the Merger and are considered the Side Warrants.
(7)

These warrants were issued in connection with an underwritten public offering consisting of the Company’s Series B Preferred Stock and warrants (the “August 2017 Offering”) and are the August 2017 Offering Warrants discussed below.

(8)	These warrants were issued in connection with the August 2017 Offering and are the Representative Warrants discussed below.
(9)	These warrants were issued 2017 and are the Series A Conversion Warrants discussed below.
(10)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.
(11)

These warrants were issued in connection with a waiver of default the Company received in the fourth quarter of 2017 in connection with certain convertible promissory notes and are the Convertible Promissory Note Warrants discussed below.

(12)	These warrants (the “Series C Warrants’) were issued in connection with the Series C Preferred Offering and are discussed below.
(13)	These warrants were issued in connection with the Settlement Agreements and are the Creditor Warrants discussed below.
(14)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.
(15)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.
(16)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.
(17)	These warrants were issued in connection with the 2018 Note Agreement, and subsequent Amendment Agreement, and are the Q4 2018 Warrants discussed below.
(18)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment No. 2 Agreement and are the April 2019 Warrants discussed below.
(19)	These warrants were issued in connection with the May 2019 Bridge Notes and are the May 2019 Warrants discussed below.

2017 New Bridge Warrants

The initial exercise price of the 2017 New Bridge Warrants was $112.50 (subject to adjustments). These warrants had a one-time down round provision. As a result of the August 2017 Offering, the exercise price of the 2017 New Bridge Warrants was adjusted to $41.25 per share, and the down round provision for these warrants no longer exists after this adjustment.

At the time of the Amendment Agreement in 2018, the exercise price of 500 of the 2017 New Bridge Warrants was modified so that the exercise price became $7.50 per share. The fair value of this warrant modification was calculated to be less than $1,000 which was recorded as a debt discount in conjunction with the issuance of the Q4 2018 Bridge Notes with an offset to additional paid-in-capital.

Side Warrants

The Company issued warrants to purchase an aggregate of 6,095 shares of the Company’s common stock at an exercise price of $105.00 per share (subject to adjustment). The warrants (“Side Warrants”) have a term of 5 years.

August 2017 Offering Warrants

In connection with the August 2017 Offering, the Company issued 178,667 warrants at an exercise price of $45.00, which contain a down round provision. The August 2017 Offering Warrants were exercisable immediately and expire 5 years from date of issuance.

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

In November 2018, as a result of the Amendment Agreement, the exercise price of the August 2017 Offering Warrants was adjusted to $2.25. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $5,000 and recorded this as a deemed dividend (“Deemed Dividend I”).

There were 6,800 and 146,666 August 2017 Offering Warrants exercised during the year ended December 31, 2019 and 2018, respectively, for proceeds to the Company of approximately $15,000 and $795,000, respectively. During the year ended December 31, 2019 and 2018, the intrinsic value of the August 2017 Offering Warrants exercised was approximately $36,000 and $420,000.

Representative Warrants

The Representative Warrants are exercisable beginning one year after the date of the prospectus for the August 2017 Offering and expiring on a date which is no more than five years from the date of the prospectus for the August 2017 Offering.

Series A Conversion Warrants

These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering, and have a term of 5 years.

At the time of the Amendment Agreement in 2018, the exercise price of 9,101 of the Series A Conversion Warrants was modified so that the exercise price became $7.50 per share. The fair value of this warrant modification was calculated to be approximately $10,000 which was recorded as a debt discount in conjunction with the issuance of the Q4 2018 Bridge Notes with an offset to additional paid-in-capital.

Note Conversion Warrants

Upon the closing of the August 2017 Offering, the Company issued 23,999 warrants to purchase the Company's common stock (the “Note Conversion Warrants”). The Note Conversion Warrants have an exercise price of $45.00 per share, a five year term and contain a down round provision. As a result of the Series C Preferred Offering in 2017, the exercise price of the Note Conversion Warrants was adjusted to $21.00 per share.

In February 2018, as a result of 2018 Purchase Agreement, the exercise price of the Note Conversion Warrants was adjusted to $15.60 per share. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $8,000 and recorded this as a deemed dividend (“Deemed Dividend J”). In addition, as a result of the 2018 Inducement Agreement, the exercise price of the Note Conversion Warrants was further adjusted to $11.25. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $5,000 and recorded this as a deemed dividend (“Deemed Dividend K”).

In April 2018, as a result of the 2018 Note Agreement, the exercise price of the Note Conversion Warrants was adjusted to $4.50. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $10,000 and recorded this as a deemed dividend (“Deemed Dividend L”).

In November 2018, as a result of the Amendment Agreement, the exercise price of the Note Conversion Warrants was adjusted to $2.25. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $4,000 and recorded this as a deemed dividend (“Deemed Dividend M”).

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

In November 2018, as a result of the Amendment Agreement, the exercise price of the Convertible Promissory Note Warrants was adjusted to $2.25. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend Q”).

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

In November 2018, as a result of the Amendment Agreement, the exercise price of the Series C Warrants was adjusted to $2.25. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $4,000 and recorded this as a deemed dividend (“Deemed Dividend T”).

There were 25,037 and 105,820 Series C Warrants exercised during the year ended December 31, 2019 and 2018, respectively, for proceeds to the Company of approximately $56,000 and $476,000, respectively. During the year ended December 31, 2019 and 2018, the intrinsic value of the Series C Warrants exercised was approximately $443,000 and $294,000, respectively.

Creditor Warrants

In the fourth quarter of 2017, the Company entered into Settlement Agreements with the Creditors pursuant to which the Company agreed to issue, to certain of its Creditors, warrants to purchase 7,207 shares of the Company’s common stock at an exercise price of $112.50 per share. The warrants were issued in February 2018. See Note 5 – Long-Term Debt.

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

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the April 2018 Warrants was adjusted to $5.40 and all April 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the April 2018 Warrants was calculated to be an expense of approximately $0.7 million which is included in loss on modification of warrants in the consolidated statements of operations for the year ended December 31, 2019.

During the year ended December 31, 2019, 51,708 April 2018 Warrants were exercised for proceeds to the Company of $279,000. During the year ended December 31, 2019, the intrinsic value of the April 2018 Warrants exercised was approximately $128,000.

Advisor Warrants

At the time of the 2018 Note Agreement, the Company issued 15,466 warrants with an exercise price of $11.25 to a financial advisor. At the time of issuance, as discussed in Note 7 - Convertible Notes, the Advisor Warrants had a fair value of approximately $0.1 million and were recorded as a liability with an offset to debt discount.

Q3 2018 Warrants

In connection with the issuance of the Q3 2018 Bridge Notes, the Company issued 196,340 warrants with an exercise price of $11.25 at time of issuance. Half of these Q3 2018 Warrants were issued with a five-year term and half with a one-year term. At the time of issuance, as discussed in Note 7 - Convertible Notes, the Q3 2018 Warrants had a fair value of approximately $0.7 million and were recorded as a liability with an offset to debt discount. In September 2018, the exercise price was modified to $7.50. The Company calculated the change in fair value due to repricing to be an expense of approximately $0.1 million which is included in warrant revaluation in the consolidated statements of operations for the year ended December 31, 2018.

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the Q3 2018 Warrants was adjusted to $5.40 and all Q3 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the Q3 2018 Warrants was calculated to be an expense of approximately $0.4 million which is included in loss on modification of warrants in the consolidated statements of operations for the year ended December 31, 2019.

There were 53,610 Q3 2018 Warrants exercised during the year ended December 31, 2019 for proceeds to the Company of $289,000. During the year ended December 31, 2019, the intrinsic value of the Q3 2018 Warrants exercised was approximately $133,382.

Q4 2018 Warrants

In connection with the issuance of the Q4 2018 Bridge Notes, the Company issued 300,115 warrants with an exercise price of $5.40 at time of issuance and a five-year term. At the time of issuance, as discussed in Note 7 -

Convertible Notes, the Q4 2018 Warrants had a fair value of approximately $0.7 million and were recorded as a liability with an offset to debt discount.

There were 173,045 Q4 2018 Warrants exercised during the year ended December 31, 2019 for proceeds to the Company of $934,000. During the year ended December 31, 2019, the intrinsic value of the Q4 2018 Warrants exercised was approximately $489,000.

April 2019 Warrants

In connection with the issuance of the April 2019 Bridge Notes, the Company issued 147,472 warrants with an exercise price of $5.40 and a five-year term. At the time of issuance, as discussed in Note 7 - Convertible Notes, the April 2019 Warrants had a fair value of approximately $1.0 million and were recorded as a liability with an offset to debt discount.

May 2019 Warrants

In connection with the issuance of the May 2019 Bridge Notes, the Company issued 154,343 warrants with an exercise price of $5.40 and a five-year term. At the time of issuance, as discussed in Note 7 - Convertible Notes, the May 2019 Warrants had a fair value of approximately $0.9 million and were recorded as a liability with an offset to debt discount.

Deemed Dividends

As discussed above, certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

There were no dividends recorded in 2019. The following represents a summary of the dividends recorded for the year ended December 31, 2018:

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

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants remain outstanding as of December 31, 2019.

In March 2018, a portion of the 2016 Warrant Liability was part of a settlement agreement pursuant to a lawsuit that was filed against the Company by one of the warrant holders. As such, approximately $0.4 million of the warrant liability, representing 1,347 warrants, was canceled on the date of the settlement agreement and replaced by amounts that were recorded as other current liabilities. For further detail, see discussion of the Crede Agreement in Note 8 – Accrued Expenses and Other Current Liabilities.

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of December 31, 2019, assumptions and inputs used in the valuation of the common stock warrants include: remaining life to maturity of one year; annual volatility of 140%;  and a risk-free interest rate of 1.59%.   As of December 31, 2018, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of two years; annual volatility of 176%; and a risk-free interest rate of 2.48%

Bridge Note Warrant Liabilities

During 2019 and 2018, the Company issued 154,343 of May 2019 Warrants, 147,472 of April 2019 Warrants, 243,224 of April 2018 Warrants, 15,466 of Advisor Warrants, 196,340 of Q3 2018 Warrants and 300,115 of Q4 2018 Warrants. All of these warrants issuances were classified as warrant liabilities (the “Bridge Note Warrant Liabilities”).  See Note 6 - Convertible Notes for further discussion of each warrant.

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of December 31, 2019, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 2.3 to 4.4 years; annual volatility of 141% to 163%; and risk free rate of 1.58% to 1.65%. As of December 31, 2018, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 5.0 years; annual volatility of 85% to 162%; and risk free rate of 2.45% to 2.63%.

During the years ended December 31, 2019 and 2018, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Year Ended December 31, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$116	$1,016	$1,132
Additions:	–	1,858	1,858
Total (gains) losses:
Revaluation recognized in earnings	(46)	(370)	(416)
Modification recognized in earnings	–	1,128	1,128
Deductions – warrant exercises	–	(2,364)	(2,364)
Balance at December 31	$70	$1,268	$1,338

	Year Ended December 31, 2018
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$841	$–	$841
Additions:	–	2,665	2,665
Total (gains) losses:
Revaluation recognized in earnings	(269)	(1,792)	(2,061)
Modification recognized in earnings	–	143	143
Deductions – warrant liability settlement	(456)	–	(456)
Balance at December 31	$116	$1,016	$1,132

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

Bridge Notes Redemption Feature

At the time of the Bridge Note issuances, the Company recorded derivative instruments as liabilities with an initial fair value of approximately $0.3 million. The valuations were performed using the “with and without” approach, whereby the Bridge Notes were valued both with the embedded derivative and without, and the difference in values was recorded as the derivative liability. In November 2018, the conversion price of the April 2018 Bridge Note and the Q3 2018 Bridge Note was amended. The amendment was treated as an extinguishment which resulted in less than $0.1 million of derivative liabilities being written off in November 2018. See Note 6 - Convertible Notes for further discussion.

Conversion Option

The Company recorded derivative liabilities related to the Conversion Option of the Exchange Notes issued during the year ended December 31, 2018 with an initial fair value of approximately $0.4 million. The valuations were performed using the Monte Carlo methodology. Approximately $0.1 million and $0.3 million of Conversion Option derivative liabilities were written off due to Exchange Note conversions during the years ended December 31, 2019 and 2018, respectively. See Note 6 - Convertible Notes for further discussion.

During the years ended December 31, 2019 and 2018, the change in the fair value of the derivative liabilities was comprised of the following:

	Year Ended December 31, 2019
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$30	$32	$62
Deductions - write-off in conjunction with convertible note conversions	(438)	(39)	(477)
Total loss:
Revaluation recognized in earnings	408	7	415
Balance at December 31	$—	$—	$—

	Year Ended December 31, 2018
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$—	$—	$—
Additions:	269	383	652
Deductions - write-off in conjunction with convertible note conversions	—	(301)	(301)
Total gain:
Extinguishment recognized in earnings	(22)	—	(22)
Revaluation recognized in earnings	(217)	(50)	(267)
Balance at December 31	$30	$32	$62

13. EQUITY INCENTIVE PLAN

The Company’s 2006 Equity Incentive Plan (the "2006 Plan") was terminated as to future awards on July 12, 2016. The Company’s 2017 Stock Option and Incentive Plan (the "2017 Plan") was adopted by the Company’s stockholders on June 5, 2017 and there were 44,444 shares of common stock reserved for issuance under the 2017 Plan. The 2017 Plan will expire on June 5, 2027.

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

•

increase the maximum number of shares that may be granted in the form of stock options or stock appreciation rights to any one individual in any one calendar year and the maximum number of shares underlying any award intended to qualify as performance-based compensation to any one individual in any performance cycle, in each case to 66,667 shares of common stock; and

•

add an “evergreen” provision, pursuant to which the aggregate number of shares authorized for issuance under the 2017 Plan will be automatically increased each year on January 1st, beginning on January 1, 2019, by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, or such lesser number of shares determined by the Company’s Board of Directors or Compensation Committee.

Stock Options.

The Company accounts for all stock-based compensation payments to employees and directors, including grants of employee stock options, at fair value at the date of grant and expenses the benefit in operating expense in the condensed consolidated statements of operations over the service period of the awards. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate and estimated forfeiture rate.

During the year ended December 31, 2019, The Company granted stock options to employees and directors to purchase up to 292,604 shares of common stock at a weighted average exercise price of $2.36. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $2.15. The fair value calculation of options granted during 2019 used the follow assumptions: risk free interest rates of 1.60% to 2.53%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 133% to 139% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the year ended December 31, 2019:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2019	224,895	$15.90
Granted	292,604	2.36
Forfeited	(27,169)	6.03
Outstanding at December 31, 2019	490,330	$8.30
Exercisable at December 31, 2019	181,705	$13.48

As of December 31, 2019, there were 413,174 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 8.7 years.

During the year ended December 31, 2018, there were 224,365 options granted with a weighted average exercise price of $10.50 and 15,236 options forfeited with a weighted average exercise price of $29.94.

During the years ended December 31, 2019 and 2018, we recorded compensation expense for all stock awards of $0.7 million and $0.5 million, respectively, within operating expense in the accompanying statements of operations. As of December 31, 2019, the unrecognized compensation expense related to unvested stock awards was $1.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.

14. SALES SERVICE REVENUE, NET AND ACCOUNTS RECEIVABLE

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the years ended December 31, 2019 and 2018 was as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Year Ended December 31,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$28	$50	$—	$—	$28	$50
Medicare	1,669	1,000	—	—	1,669	1,000
Self-pay	34	138	—	—	34	138
Third party payers	1,725	960	—	—	1,725	960
Contract diagnostics	—	—	595	1,187	595	1,187
Service revenue, net	$3,456	$2,148	$595	$1,187	$4,051	$3,335

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer.  As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. As of December 31, 2019 and 2018, the deferred revenue was $35,000 and $49,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the year ended December 31, 2019 and 2018.

(dollars in thousands)	For the Year Ended December 31,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2019	2018	2019	2018	2019	2018
Medicaid	$31	$86	$(3)	$(36)	$28	$50
Medicare	1,686	1,019	(17)	(19)	1,669	1,000
Self-pay	34	138	—	—	34	138
Third party payers	5,785	2,358	(4,060)	(1,398)	1,725	960
Contract diagnostics	595	1,187	—	—	595	1,187
	8,131	4,788	(4,080)	(1,453)	4,051	3,335
Clinical research grants and other	44	113	—	—	44	113
	$8,175	$4,901	$(4,080)	$(1,453)	$4,095	$3,448

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales.  The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount.  Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts.  The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues.  The following table presents our reported revenues net of the collection allowance and adjustments for the year ended December 31, 2019 and 2018.

	For the Year Ended December 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$28	$50	$(28)	$(50)	$—	$—
Medicare	1,669	1,000	(251)	(150)	1,418	850
Self-pay	34	138	—	—	34	138
Third party payers	1,725	960	(689)	(384)	1,036	576
Contract diagnostics	595	1,187	—	—	595	1,187
	4,051	3,335	(968)	(584)	3,083	2,751
Clinical research grants and other	44	113	—	—	44	113
	$4,095	$3,448	$(968)	$(584)	$3,127	$2,864

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

The following summarizes the mix of receivables for the years ended December 31, 2019 and 2018:

(dollars in thousands)	December 31, 2019	December 31, 2018
Medicaid	$107	$82
Medicare	814	633
Self-pay	88	108
Third party payers	2,203	1,382
Contract diagnostic services	36	193
	$3,248	$2,398
Less allowance for doubtful accounts	(2,674)	(1,708)
Accounts receivable, net	$574	$690

The following table presents the roll-forward of the allowance for doubtful accounts for the year ended December 31, 2019:

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2019		$(1,708)
Collection Allowance:
Medicaid	$(28)
Medicare	(251)
Third party payers	(689)
	(968)
Bad debt expense	$2
Total charges		(966)
Balance, December 31, 2019		$(2,674)

Customer Revenue and Accounts Receivable Concentration

Customer revenue and accounts receivable concentration amounted to the following for the identified periods.

	Year Ended
	December 31,
	2019	2018
Percentage of net sales by customer:
Customer A	19%	33%
Customer B	11	*
Customer C	*	*

* represents less than 10%

	December 31,	December 31,
	2019	2018
Percentage of total accounts receivable by customer:
Customer A	*	23%
Customer B	17%	*
Customer C	12%	*

* represents less than 10%

15. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2019 through the date the consolidated financial statements were issued.

Strategic Partnership

On March 16, 2020, the Company announced that it had completed a non-cash transaction with Poplar Healthcare to establish a strategic partnership that includes the acquisition of the customer base OncoMetrix, Poplar’s hematopathology division. Precipio will assume responsibility for OncoMetrix’s customer base and associated revenues which should provide a substantial improvement to the Company’s laboratory economies of scale. As part of the transaction, three sales representatives of OncoMetrix have transitioned to Precipio. The transition of the customer based involved no exchange of cash or equity with Poplar Healthcare.

Purchase Agreement

On March 26, 2020, the Company entered into a purchase agreement (the “LP 2020 Purchase Agreement”) and a registration rights agreement (the “LP 2020 Registration Rights Agreement”) with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 24 month term of the LP 2020 Purchase Agreement. Pursuant to the terms of the LP 2020 Registration Rights Agreement, we will file with the SEC the registration statement on form S-1 in order to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the LP 2020 Purchase Agreement.

As consideration for its commitment to purchase shares of our common stock under the LP 2020 Purchase Agreement, we agreed to issue 250,000 commitment shares to Lincoln Park as a commitment fee.

We do not have the right to commence any sales to Lincoln Park under the LP 2020 Purchase Agreement until certain conditions set forth in the LP 2020 Purchase Agreement, all of which are outside of Lincoln Park’s control, have been satisfied, including the registration statement on form S-1 being declared effective by the SEC. Thereafter, under the LP 2020 Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 50,000 shares of our common stock on any such business day, which we refer to as a Regular Purchase in the LP 2020 Purchase Agreement, provided, however, that (i) the Regular Purchase may be increased to up to 80,000 shares, provided that the closing sale price is not below $1.00 on the purchase date and (ii) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price is not below $1.50 on the purchase date.  In each case, the maximum amount of any single Regular Purchase may not exceed $1,000,000 per purchase.  Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as we direct, subject to certain conditions. The purchase price for Regular Purchases shall be equal to the lesser of: (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three (3) lowest closing sale prices of the common shares during the ten (10) business days prior to the purchase date.

Convertible Note Amendment

On March 26, 2020, the Company entered into an amendment agreement (the “March 2020 Amendment”) amending the terms of that certain Amendment No. 2 Agreement dated April 16, 2019 and the securities purchase agreement dated May 14, 2019.  As a result of the March 2020 amendment, (i) the maturity date of the April 2019 Bridge Notes and the May 2019 Bridge Notes was extended three months from April 16, 2020 to July 16, 2020, (ii) the floor price at which conversions may occur under the April 2019 Bridge Notes and the May 2019 Bridge Notes was amended from $2.25 to $0.40, and (iii) guaranteed interest on the April 2019 Bridge Notes and the May 2019 Bridge Notes was amended from twelve months to eighteen months.

The Company is currently reviewing the appropriate accounting treatment related to the March 2020 Amendment and will record the necessary accounting in the first quarter 2020.

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

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

(c)         Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a smaller reporting company, the Company is not required to include in this Annual Report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the 2020 Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2019. The information required by this item is incorporated herein by reference to the 2020 Proxy Statement. The information required by this item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Part I, “Item 1. Our Business” of this Annual Report on Form 10-K, and is also incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2019.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1            Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2019 and 2018.

Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2019 and 2018.

Consolidated Statements of Stockholders’ Equity of the Registrant and Subsidiary for the years ended December 31, 2019 and 2018.

Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2019 and 2018.

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
3.6

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, dated April 25, 2019 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on April 26, 2019).

4.1	Form of Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S‑1 (Registration No. 333‑32174) filed on March 10, 2000).
4.2	Form of Offering Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8‑K filed on August 23, 2017).
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8‑K filed on August 23, 2017).
4.4	Form of Conversion Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8‑K filed on August 23, 2017).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8‑K filed on November 6, 2017).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8‑K filed on November 13, 2017).
4.7	Description of Securities of the Registrant.
10.1	License Agreement between the Company and Dana-Farber Cancer Institute dated October 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10‑Q filed on November 5, 2009).
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
10.43

Amendment No. 2 Agreement by and among the Company and the Purchasers named therein, dated April 16, 2019 (incorporated by reference to Exhibit 10.43 of the Company’s Form 10-K filed on April 16, 2019).

10.44	Form of 8% Senior Secured Convertible Promissory Note relating to Amendment No. 2 Agreement (incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K filed on April 16, 2019).
10.45	Form of Warrant to Purchase Common Stock relating to Amendment No. 2 Agreement (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K filed on April 16, 2019).
10.46	Form of Settlement Agreement, dated January 2, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 7, 2019).
10.47	Form of Amendment and Restatement Agreement, dated January 15, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 22, 2019).
10.48	Form of Convertible Note, dated January 15, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 22, 2019).
10.49	Form of Convertible Note, dated January 29, 2019 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 30, 2019).
10.50	Form of Settlement Agreement, dated January 29, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 30, 2019).
10.51	Form of Release, dated January 29, 2019 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 30, 2019).
10.52	Form of Amendment Agreement No.1, dated March 26, 2020.
10.53	Form of 8% Senior Secured Convertible Promissory Note, dated May 14, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 16, 2019).
10.54	Form of Warrant to Purchase Common Stock dated May 14, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 16, 2019).
10.55	Form of Security Agreement by and among the Company and the investors named therein, dated May 14, 2019 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 16, 2019).
10.56

Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein, dated May 14, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 16, 2019).

21.1	Subsidiaries of the Company.
23.1	Consent of Marcum LLP.
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2020.

Precipio, Inc.

By:	/s/ ILAN DANIELI
Ilan Danieli, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Danieli	Director and Chief Executive Officer	March 27, 2020
Ilan Danieli	(Principal Executive Officer)

/s/ Carl Iberger	Chief Financial Officer	March 27, 2020
Carl Iberger	(Principal Financial and Accounting Officer)

/s/ Douglas Fisher, M.D.	Chairman of the Board of Directors	March 27, 2020
Douglas Fisher, M.D.

/s/ Kathleen LaPorte	Director	March 27, 2020
Kathleen LaPorte

/s/ Mark Rimer	Director	March 27, 2020
Mark Rimer

/s/ Richard Sandberg	Director	March 27, 2020
Richard Sandberg

/s/ Jeffrey Cossman, M.D.	Director	March 27, 2020
Jeffrey Cossman, M.D.

/s/ David Cohen	Director	March 27, 2020
David Cohen