Form 10-K/A
period 2019-12-31
Precipio, Inc.
filed 2020-04-07
CIK 1043961

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed by Precipio Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020 (the “Original Filing”).

The Company is filing this Amendment solely for the purpose of updating Part III, Item 11 - Executive Compensation, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III Item 11 of the Original Filing.

Except as described above, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC. The Company’s internet website and the information contained therein or connected thereto are not incorporated into this Amendment or the Original Filing.

Part III

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth compensation awarded to, paid to or earned by our “named executive officers” for services rendered during fiscal years 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ilan Danieli, (3)	2019	250,000	—	34,000	13,556	297,556
Chief Executive Officer	2018	250,000	—	650,000	13,797	913,797
Carl R. Iberger, (4)	2019	200,000	—	34,000	10,671	244,671
Chief Financial Officer	2018	200,000	—	195,000	8,160	403,160
Ahmed Zaki Sabet, (5)	2019	150,000	10,000	34,000	13,758	207,758
Chief Operations Officer	2018	150,000	—	178,750	13,687	342,437
Stephen Miller, (6)	2019	200,000	36,891	47,600	15,323	299,814
Chief Commercial Officer	2018	200,000	—	97,500	13,797	311,297

(1) The amounts in this column reflect the aggregate grant date fair value of the stock option awards granted during the respective fiscal year as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. The amounts shown may not correspond to the actual value that may be recognized by the named executive officer. The fair value calculation of options granted during 2019 used the following assumptions: risk free interest rate of 2.47% based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 133% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option. For 2018 option grants, the assumptions we used to calculate fair value are included in Note 13 to our audited financial statements for fiscal 2018, included in our annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 16, 2019. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(2) Represents health insurance premiums paid by the Company.

(3) Mr. Danieli was appointed our Chief Executive Officer effective as of June 29, 2017. Prior to that, Mr. Danieli was the Chief Executive Officer of Precipio Diagnostics, Inc. since November 2011. An employment agreement with Mr. Danieli was executed by the Company and Mr. Danieli on August 7, 2018.

(4) Mr. Iberger was appointed our Chief Financial Officer effective June 29, 2017. Prior to that, Mr. Iberger was the Chief Financial Officer of Precipio Diagnostics, Inc. since October 1, 2016. An employment agreement with Mr. Iberger was executed by the Company and Mr. Iberger on August 7, 2018.

(5) Mr. Sabet was appointed our Chief Operations Officer effective June 29, 2017. Prior to that, Mr. Sabet was the Chief Operations Officer of Precipio Diagnostics, Inc. since November 2011. An employment agreement with Mr. Sabet was executed by the Company and Mr. Sabet on August 7, 2018.

(6) An employment agreement with Mr. Miller was executed by the Company and Mr. Miller on August 7, 2018.

2019 Grants of Option Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2019 to our named executive officers and directors. The stock option awards granted in fiscal year 2019 were granted under the Company’s 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”). During the year ended December 31, 2019, no other equity awards were granted to our named executive officers and directors. See the notes below the table for details on option vesting schedules.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Price of Option Awards ($/sh) (1)	Grant Date Fair Value of Option Awards ($) (2)
Ilan Danieli
Stock options (3)	3/18/2019	16,667	2.25	34,000

Carl R. Iberger
Stock options (3)	3/18/2019	16,667	2.25	34,000

Ahmed Zaki Sabet
Stock options (3)	3/18/2019	16,667	2.25	34,000

Stephen Miller
Stock options (4)(5)	3/18/2019	23,334	2.25	47,600

(1) The exercise price of the stock awards represent the fair market value of our common stock on the date of grant as defined in the 2017 Plan.

(2) The amount in this column reflects the aggregate grant date fair value of each stock award granted in accordance with ASC 718, excluding the effect of estimated forfeitures. The amounts shown may not correspond to the actual value that may be recognized. The fair value calculation of options granted during 2019 used the following assumptions: risk free interest rate of 2.47% based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 133% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(3) The award vests over a four year period. Twenty-five percent (25%) of the options vest on the first anniversary of the grant and thereafter the reminder shall vest by 36 equal monthly installments and so long as the executive officer remains an employee of the Company or a Subsidiary on such dates.

(4) Includes 6,667 stock options which were performance based and have been forfeited or canceled as of December 31, 2019.

(5) Includes 16,667 stock options which vest over a four year period. Twenty-five percent (25%) of the options vest on the first anniversary of the grant and thereafter the reminder shall vest by 36 equal monthly installments and so long as the executive officer remains an employee of the Company or a Subsidiary on such dates.

Outstanding Equity Awards at Fiscal 2019 Year-End

The following table provides certain information concerning outstanding option awards held by our named executive officers as of December 31, 2019.

		Stock Option Awards (1)
Name	Option Award Grant Date	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date
Ilan Danieli	9/26/2017	2,500	1,945	28.05	9/26/2027
	2/16/2018	30,556	36,111	10.65	2/16/2028
	3/18/2019	-	16,667	2.25	3/18/2029
Carl Iberger	9/26/2017	2,500	1,945	28.05	9/26/2027
	2/16/2018	9,167	10,833	10.65	2/16/2028
	3/18/2019	-	16,667	2.25	3/18/2029
Ahmed Zaki Sabet	2/16/2018	8,403	9,931	10.65	2/16/2028
	3/18/2019	-	16,667	2.25	3/18/2029
Stephen Miller	11/18/2013	138	-	2,700.00	11/18/2023
	2/18/2014	11	-	2,490.00	2/18/2024
	4/1/2014	15	-	2,055.00	4/1/2024
	4/1/2015	133	-	645.00	4/1/2025
	9/26/2017	1,875	1,459	28.05	9/26/2027
	2/16/2018	4,583	5,417	10.65	2/16/2028
	3/18/2019	-	16,667	2.25	3/18/2029

(1) The award vests over a four year period. Twenty-five percent (25%) of the options vest on the first anniversary of the grant and thereafter the reminder shall vest by 36 equal monthly installments and so long as the executive officer remains an employee of the Company or a Subsidiary on such dates.

Fiscal Year 2019 Option Exercises and Stock Vested

No stock options were exercised by any of our named executive officers during fiscal year 2019.

Agreements with Our Named Executive Officers

The Company has entered into employment agreements with each of Mr. Danieli, Mr. Iberger, Mr. Sabet and Mr. Miller.

Employment Agreement with Mr. Ilan Danieli

On August 7, 2018, the Company entered into a revised employment agreement with Ilan Danielli, effective as of that date (the “Danieli Employment Agreement”), in connection with his existing role as Chief Executive Officer of the Company. Pursuant to the Danieli Employment Agreement, Mr. Danieli will receive an annual salary in the amount of $250,000 per year and will be entitled to participate in the Company’s health plan and benefits on terms available to other Company employees.

Mr. Danieli is eligible to receive an annual bonus in accordance with the recommendations made by the Compensation Committee of the Board or a majority of the independent members of the Board. In addition, Mr. Danieli shall be eligible to receive stock options or other equity incentive awards in the Company subject to approval of the Compensation Committee of the Board.

In the event of termination without cause or for good reason (as such terms are defined in the Danieli Employment Agreement), Mr. Danieli shall be entitled to (i) a lump sum payment equal to 9 months of his base salary in effect at the date of termination, less applicable withholding (ii) COBRA benefits for a period of 9 months or such period as further described in the Danieli Employment Agreement and (iii) accelerated vesting of all unvested stock options or equity awards.

Upon death or termination of employment by virtue of disability, Mr. Danieli (or his estate or beneficiaries as applicable) shall have no right to receive any compensation or benefit pursuant to the terms of the agreement on and after the effective date of the termination of employment other than (i) annual salary earned and accrued under the agreement prior to the effective date of termination (ii) earned, accrued and vested benefits and paid time off under the agreement prior to the effective date of termination, subject to the terms of the plans applicable thereto (and any applicable laws and regulations); and (iii) reimbursement under the Agreement for expenses incurred prior to the effective date of termination, subject to the terms of the agreement and the policies applicable thereto.

If a sale event occurs (as defined in the Danieli Employment Agreement) and the Company, its subsidiaries or a successor entity, as the case may be, terminates the employment agreement and the employment of Mr. Danieli without cause or Mr. Danieli terminates the agreement and his employment for good reason, in either case within 12 months following such sale event, then Mr. Danieli shall be entitled to receive Change of Control Severance as set out in the terms of the agreement.

The description of the Danieli Employment Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text thereof, which was attached as Exhibit 10.1(a) to the Current Report on Form 8-K filed by the Company on August 9, 2018.

Employment Agreement with Mr. Carl Iberger

On August 7, 2018, the Company entered into a revised employment agreement with Carl Iberger, effective as of that date (the “Iberger Employment Agreement”), in connection with his existing role as Chief Financial Officer of the Company. Pursuant to the Iberger Employment Agreement, Mr. Iberger will receive an annual salary in the amount of $200,000 per year and will be entitled to participate in the Company’s health plan and benefits on terms available to other Company employees.

Mr. Iberger is eligible to receive an annual bonus in accordance with the recommendations made by the Compensation Committee of the Board. In addition, Mr. Iberger shall be eligible to receive stock options or other equity incentive awards in the Company subject to approval of the Compensation Committee of the Board.

In the event of termination without cause or for good reason (as such terms are defined in the Iberger Employment Agreement), Mr. Iberger shall be entitled to (i) a lump sum payment equal to 9 months of his base salary in effect at the date of termination, less applicable withholding (ii) COBRA benefits for a period of 9 months or such period as further described in the Iberger Employment Agreement and (iii) accelerated vesting of all unvested stock options or equity awards.

Upon death or termination of employment by virtue of disability, Mr. Iberger (or his estate or beneficiaries as applicable) shall have no right to receive any compensation or benefit pursuant to the terms of the agreement on and after the effective date of the termination of employment other than (i) annual salary earned and accrued under the agreement prior to the effective date of termination (ii) earned, accrued and vested benefits and paid time off under the agreement prior to the effective date of termination, subject to the terms of the plans applicable thereto (and any applicable laws and regulations); and (iii) reimbursement under the Agreement for expenses incurred prior to the effective date of termination, subject to the terms of the agreement and the policies applicable thereto.

If a sale event occurs (as defined in the Iberger Employment Agreement) and the Company, its subsidiaries or a successor entity, as the case may be, terminates the employment agreement and the employment of Mr. Iberger without cause or Mr. Iberger terminates the agreement and his employment for good reason, in either case within 12 months following such sale event, then Mr. Iberger shall be entitled to receive Change of Control Severance as set out in the terms of the agreement.

The description of the Iberger Employment Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text thereof, which is attached hereto as Exhibit 10.1(b) to the Current Report on Form 8-K filed by the Company on August 9, 2018.

Employment Agreement with Mr. Ahmed Zaki Sabet

On August 7, 2018, the Company entered into a revised employment agreement with Ahmed Zaki Sabet, effective as of that date (the “Sabet Employment Agreement”), in connection with his existing role as Chief Operations Officer of the Company. Pursuant to the Sabet Employment Agreement, Mr. Sabet will receive an annual salary in the amount of $150,000 per year and will be entitled to participate in the Company’s health plan and benefits on terms available to other Company employees.

Mr. Sabet is eligible to receive an annual bonus such amount as shall be determined in the sole discretion of the Chief Executive Officer of the Company based on recommendation of the Compensation Committee of the Board. In addition, Mr. Sabet shall be eligible to receive stock options or other equity incentive awards in the Company subject to approval of the Compensation Committee of the Board.

In the event of termination without cause or for good reason (as such terms are defined in the Sabet Employment Agreement), Mr. Sabet shall be entitled to (i) a lump sum payment equal to 9 months of his base salary in effect at the date of termination, less applicable withholding (ii) COBRA benefits for a period of 9 months or such period as further described in the Sabet Employment Agreement and (iii) accelerated vesting of all unvested stock options or equity awards.

Upon death or termination of employment by virtue of disability, Mr. Sabet (or his estate or beneficiaries as applicable) shall have no right to receive any compensation or benefit pursuant to the terms of the agreement on and after the effective date of the termination of employment other than (i) annual salary earned and accrued under the agreement prior to the effective date of termination (ii) earned, accrued and vested benefits and paid time off under the agreement prior to the effective date of termination, subject to the terms of the plans applicable thereto (and any applicable laws and regulations); and (iii) reimbursement under the Agreement for expenses incurred prior to the effective date of termination, subject to the terms of the agreement and the policies applicable thereto.

If a sale event occurs (as defined in the Sabet Employment Agreement) and the Company, its subsidiaries or a successor entity, as the case may be, terminates the employment agreement and the employment of Mr. Sabet without cause or Mr. Sabet terminates the agreement and his employment for good reason, in either case within 12 months following such sale event, then Mr. Sabet shall be entitled to receive Change of Control Severance as set out in the terms of the agreement.

The description of the Sabet Employment Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text thereof, which is attached as Exhibit 10.1(c) to the Current Report on Form 8-K filed by the Company on August 9, 2018.

Employment Agreement with Mr. Stephen Miller

On August 7, 2018, the Company entered into a revised employment agreement with Stephen Miller, effective as of that date (the “Miller Employment Agreement”), in connection with his existing role as Chief Commercial Officer of the Company. Pursuant to the Miller Employment Agreement, Mr. Miller will receive an annual salary in the amount of $200,000 per year and will be entitled to participate in the Company’s health plan and benefits on terms available to other Company employees.

Mr. Miller is eligible to receive an annual bonus such amount as shall be determined in the sole discretion of the Chief Executive Officer of the Company based on recommendation of the Compensation Committee of the Board. In addition, Mr. Miller shall be eligible to receive stock options or other equity incentive awards in the Company subject to approval of the Compensation Committee of the Board.

In the event of termination without cause or for good reason (as such terms are defined in the Miller Employment Agreement), Mr. Miller shall be entitled to (i) a lump sum payment equal to 9 months of the greater of $258,500 or Mr. Miller’s base salary in effect at the date of termination, less applicable withholding (ii) COBRA benefits for a period of 9 months or such period as further described in the Miller Employment Agreement and (iii) accelerated vesting of all unvested stock options or equity awards.

Upon death or termination of employment by virtue of disability, Mr. Miller (or his estate or beneficiaries as applicable) shall have no right to receive any compensation or benefit pursuant to the terms of the agreement on and after the effective date of the termination of employment other than (i) annual salary earned and accrued under the agreement prior to the effective date of termination (ii) earned, accrued and vested benefits and paid time off under the agreement prior to the effective date of termination, subject to the terms of the plans applicable thereto (and any applicable laws and regulations); and (iii) reimbursement under the Agreement for expenses incurred prior to the effective date of termination, subject to the terms of the agreement and the policies applicable thereto.

        If a sale event occurs (as defined in the Miller Employment Agreement) and the Company, its subsidiaries or a successor entity, as the case may be, terminates the employment agreement and the employment of Mr. Miller without cause or Mr. Miller terminates the agreement and his employment for good reason, in either case within 12 months following such sale event, then Mr. Miller shall be entitled to receive Change of Control Severance as set out in the terms of the agreement.

The description of the Miller Employment Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text thereof, which is attached hereto as Exhibit 10.1(d) to the Current Report on Form 8-K filed by the Company on August 9, 2018.

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

Cash Compensation

Directors who are also our employees are not separately compensated for serving on the Board other than reimbursement for out-of-pocket expenses related to attendance at Board and committee meetings. Independent directors are paid an annual retainer of $20,000 and receive reimbursement for out-of-pocket expenses related to attendance at Board and committee meetings. Independent directors serving on a committee of the Board are paid an additional annual retainer of $2,500 for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee unless they are also a chairperson of a committee. The chairperson of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receives an additional annual retainer of $8,000, $4,000 and $4,000, respectively.

In 2019, the directors were granted non-qualified options to purchase shares of our common stock.

Director Summary Compensation Table

The following table provides information regarding our compensation for non-employee directors during the year ended December 31, 2019. Directors who are our employees did not receive compensation for serving on the Board or its committees in fiscal year 2019.

Name	Fees Earned or Paid in Cash ($) (5)	Option Awards ($) (1)(4)	All Other Compensation ($)	Total ($)
Samuel Riccitelli (2)	24,708	10,200	—	34,908
David Cohen	21,458	10,200	—	31,658
Douglas Fisher	26,500	10,200	—	36,700
Mark Rimer	25,000	10,200	—	35,200
Jeffrey Cossman	25,667	10,200	—	35,867
Kathleen LaPorte	26,000	21,286	—	47,286
Richard Sandberg (3)	1,667	14,480	—	16,147

(1) The amount in this column reflects the aggregate grant date fair value of each stock award granted in accordance with ASC 718, excluding the effect of estimated forfeitures. The amounts shown may not correspond to the actual value that may be recognized. The fair value calculation of options granted during 2019 used the following assumptions: risk free interest rates of 1.60% to 2.47%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 133% to 139% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised

(2) Mr. Riccitelli resigned from the Board effective December 1, 2019. Any vested option awards as of Mr. Riccitelli’s resignation date may be exercised up until three months following his resignation date. Unvested option awards as of the resignation date were canceled or forfeited as of such date.

(3) Mr. Sandberg was elected a director of the Company on December 3, 2019.

(4) The aggregate outstanding options for each non-employee director as of December 31, 2019 are:

Name	Aggregate Options Outstanding (#)
Samuel Riccitelli	9,329
David Cohen	12,707
Douglas Fisher	12,707
Mark Rimer	12,707
Jeffrey Cossman	12,707
Kathleen LaPorte	12,240
Richard Sandberg	7,240

(5) Includes the following amounts for being a chairperson of a committee; Mr. Riccitelli $5,333; Mr. Fisher $4,000; Mr. Cossman $4,000; and Ms. LaPorte $2,667.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of April, 2020.

Precipio, Inc.

By:	/s/ ILAN DANIELI
Ilan Danieli, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Danieli	Director and Chief Executive Officer	April 7, 2020
Ilan Danieli	(Principal Executive Officer)

/s/ Carl Iberger	Chief Financial Officer	April 7, 2020
Carl Iberger	(Principal Financial and Accounting Officer)

/s/ Douglas Fisher, M.D.	Chairman of the Board of Directors	April 7, 2020
Douglas Fisher, M.D.

/s/ Kathleen LaPorte	Director	April 7, 2020
Kathleen LaPorte

/s/ Mark Rimer	Director	April 7, 2020
Mark Rimer

/s/ Richard Sandberg	Director	April 7, 2020
Richard Sandberg

/s/ Jeffrey Cossman, M.D.	Director	April 7, 2020
Jeffrey Cossman, M.D.

/s/ David Cohen	Director	April 7, 2020
David Cohen

