Form 10-Q
period 2020-03-31
Precipio, Inc.
filed 2020-05-14
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

a
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRPO	The Nasdaq Stock Market LLC

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

As of May 13, 2020, the number of shares of common stock outstanding was 11,134,520.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2020
	(unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$417	$848
Accounts receivable, net	883	574
Inventories	195	184
Other current assets	197	272
Total current assets	1,692	1,878

PROPERTY AND EQUIPMENT, NET	415	431

OTHER ASSETS:
Operating lease right-of-use assets	463	519
Intangibles, net	16,400	16,658
Other assets	25	25
Total assets	$18,995	$19,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$180	$321
Current maturities of convertible notes, less debt discounts and debt issuance costs	2,292	142
Current maturities of finance lease liabilities	36	52
Current maturities of operating lease liabilities	212	209
Accounts payable	2,186	1,936
Accrued expenses	1,833	1,639
Deferred revenue	—	35
Total current liabilities	6,739	4,334
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	194	198
Finance lease liabilities, less current maturities	112	119
Operating lease liabilities, less current maturities	263	317
Common stock warrant liabilities	402	1,338
Total liabilities	7,710	6,306
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at March 31, 2020 and December 31, 2019, 47 shares issued and outstanding at March 31, 2020 and December 31, 2019, liquidation preference of $82 at March 31, 2020	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2020 and December 31, 2019, 9,506,126 and 7,898,117 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	95	79
Additional paid-in capital	75,334	74,065
Accumulated deficit	(64,144)	(60,939)
Total stockholders’ equity	11,285	13,205
Total liabilities and stockholders’ equity	$18,995	$19,511

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
SALES:
Service revenue, net	$1,458	$910
Other	24	7
Revenue, net of contractual allowances and adjustments	1,482	917
less allowance for doubtful accounts	(266)	(204)
Net sales	1,216	713
COST OF SALES:
Service revenue	1,091	675
Gross profit	125	38
OPERATING EXPENSES:
Operating expenses	2,328	2,097
OPERATING LOSS	(2,203)	(2,059)
OTHER INCOME (EXPENSE):
Interest expense, net	(713)	(23)
Warrant revaluation	936	240
Derivative revaluation	—	23
Gain on settlement of liability, net	—	167
Loss on extinguishment of convertible notes	(1,225)	—
Total other expenses	(1,002)	407
LOSS BEFORE INCOME TAXES	(3,205)	(1,652)
INCOME TAX BENEFIT	—	—
NET LOSS	(3,205)	(1,652)

Deemed dividends related to beneficial conversion feature of preferred stock and fair value of warrant down round features	(3,344)	—
TOTAL DIVIDENDS	(3,344)	—
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,549)	$(1,652)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.78)	$(0.48)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	8,371,956	3,441,893

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2020	47	$—	7,898,117	$79	$74,065	$(60,939)	$13,205
Net loss	—	—	—	—	—	(3,205)	(3,205)
Conversion of convertible notes into common stock	—	—	427,997	4	349	—	353
Issuance of common stock in connection with purchase agreements	—	—	1,180,012	12	1,338	—	1,350
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(63)	—	(63)
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	(523)	—	(523)
Stock-based compensation	—	—	—	—	168	—	168
Balance, March 31, 2020	47	$—	9,506,126	$95	$75,334	$(64,144)	$11,285

	For the Three Months Ended March 31, 2019
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2019	47	$—	2,298,738	$23	$53,796	$(47,696)	$6,123
Net loss	—	—	—	—	—	(1,652)	(1,652)
Conversion of convertible notes into common stock	—	—	1,248,115	12	3,114	—	3,126
Issuance of common stock in connection with purchase agreements	—	—	758,076	8	1,718	—	1,726
Write-off debt premiums (net of debt discounts) in conjunction with convertible note conversions	—	—	—	—	315	—	315
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	39	—	39
Stock-based compensation	—	—	—	—	156	—	156
Balance, March 31, 2019	47	$—	4,304,929	$43	$59,138	$(49,348)	$9,833

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,205)	$(1,652)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	281	277
Amortization of operating lease right-of-use asset	56	61
Amortization of finance lease right-of-use asset	17	15
Amortization (accretion) of deferred financing costs, debt discounts and debt premiums	664	(100)
Gain on settlement of liability, net	—	(167)
Loss on extinguishment of convertible notes	1,225	—
Stock-based compensation	168	156
Provision for losses on doubtful accounts	268	204
Warrant revaluation	(936)	(240)
Derivative revaluation	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	(577)	(315)
Inventories	(11)	48
Other assets	75	86
Accounts payable	250	(425)
Operating lease liabilities	(51)	(58)
Accrued expenses and other liabilities	187	254
Net cash used in operating activities	(1,589)	(1,879)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24)	(3)
Net cash used in investing activities	(24)	(3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(23)	(14)
Issuance of common stock, net of issuance costs	1,350	1,726
Proceeds from convertible notes	—	250
Principal payments on convertible notes	—	(50)
Principal payments on long-term debt	(145)	(109)
Net cash flows provided by financing activities	1,182	1,803
NET CHANGE IN CASH	(431)	(79)
CASH AT BEGINNING OF PERIOD	848	381
CASH AT END OF PERIOD	$417	$302

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$8	$8

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Conversion of convertible debt into common stock	325	2,933
Conversion of interest on convertible debt into common stock	28	193
Liabilities exchanged for convertible notes	—	2,150
Write-off of beneficial conversion feature in conjunction with convertible note extinguishment	523	—
Right-of-use assets obtained in exchange for lease obligations	—	750
Write-off of debt discounts (net of debt premiums) in conjunction with convertible note conversions	63	315
Write-off of derivative liability in conjunction with convertible note conversions	—	39

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March  31, 2020 and 2019

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics company providing diagnostic products and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technologies developed within academic institutions, and delivering quality diagnostic information to physicians and their patients worldwide. We operate a cancer diagnostic laboratory located in New Haven, Connecticut and have partnered with various academic institutions to capture the expertise, experience and technologies developed within academia to provide a better standard of cancer diagnostics and aim to solve the growing problem of cancer misdiagnosis. We also operate a research and development facility in Omaha, Nebraska which focuses on development of various technologies, among them IV-Cell, HemeScreen and ICE-COLD-PCR, or ICP, the patented technology described further below, which we exclusively licensed from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University. The research and development center focuses on the development of these technologies, which we believe will enable us to commercialize these and other technologies developed with our current and future academic partners. The facility in Omaha was also recently certified as a CLIA and CAP facility, and we have begun bringing in house several molecular tests that the Company had previously referred out to other laboratories. Our platform also connects patients, physicians and diagnostic experts residing within academic institutions.

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of March 31, 2020, the Company had a net loss of $3.2 million, negative working capital of $5.0 million and net cash used in operating activities of $1.6 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10‑Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•

On March 26, 2020, the Company entered into a second purchase agreement (the “LP 2020 Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $0.3 million from the LP 2020 Purchase Agreement from the sale of 500,000 shares of common stock to Lincoln Park from April 1, 2020 through the date of issuance of this Form 10-Q, leaving the Company an additional $9.7 million to draw upon in the coming year; and

•

The Company filed with the SEC a registration statement on Form S-3 on March 27, 2020, as amended on April 9, 2020, to register an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants to purchase common stock, preferred stock or debt securities as shall have an aggregate initial offering price not to exceed $50 million. This registration statement was declared effective by the SEC on April 13, 2020 and allows the Company, from time to time, to offer up to $50 million of any combination of the securities described in the Form S-3 in one or more offerings. In order for the Company to utilize the effective S-3, it will have to file subsequent prospectus supplement(s) with regard to the securities it will offer, as applicable from time to time. As of the date of issuance of this Form 10-Q, no subsequent prospectus supplements to this effect have been filed by the Company.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these condensed consolidated financial statements were issued. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report Form 10‑Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 contained in our Annual Report on Form 10‑K, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020, and as amended on April 7, 2020. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2020.

Recently Adopted Accounting Pronouncements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13 “Fair Value Measurement (Topic 820)”, which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. The Company adopted this guidance on January 1, 2020. The adoption of this guidance was not material to our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40)”, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The Company adopted this guidance on January 1, 2020. The adoption of this guidance was not material to our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its condensed consolidated financial statements.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 5,859,495 and 3,100,043 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2020 and 2019, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	March 31,
	2020	2019
Stock options	802,113	498,262
Warrants	907,601	917,563
Preferred stock	117,500	20,888
Convertible notes	4,032,281	1,663,330
Total	5,859,495	3,100,043

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	March 31, 2020	December 31, 2019
Department of Economic and Community Development (DECD)	$242	$249
DECD debt issuance costs	(24)	(24)
Financed insurance loan	131	260
September 2018 Settlement	25	34
Total long-term debt	374	519
Current portion of long-term debt	(180)	(321)
Long-term debt, net of current maturities	$194	$198

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

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was less than $1,000 for the three months ended March 31, 2020 and 2019, respectively. Net debt issuance costs were approximately $24,000 at March 31, 2020 and December 31, 2019, respectively and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2018, the Company financed $0.4 million with a 4.89% interest rate and fully paid off such loan as of July 2019. In July 2019, the Company financed $0.4 million with a 5.0% interest rate and will make monthly payments through May of 2020. As of March 31, 2020 and December 31, 2019, the Financed Insurance Loans outstanding balance of $0.1 million and $0.3 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “September 2018 Settlement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the September 2018 Settlement. The settlement amount will accrue interest at the rate of 10% per annum until paid in full. The September 2018 Settlement outstanding balance of approximately $0.1 million was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

4. CONVERTIBLE NOTES

Convertible notes consist of the following:

	Dollars in Thousands
	March 31, 2020	December 31, 2019
Convertible bridge notes	$1,613	$1,938
Convertible bridge notes discount and debt issuance costs	—	(1,796)
Convertible bridge notes premiums	679	—
Total convertible notes	2,292	142
Current portion of convertible notes	(2,292)	(142)
Convertible notes, net of current maturities	$—	$—

Convertible Bridge Notes.

On April 20, 2018, the Company entered into a securities purchase agreement (the “2018 Note Agreement”) with certain investors (the “April 2018 Investors”), as amended on November 29, 2018 (the “Amendment Agreement”) and amended on April 16, 2019 (“Amendment No.2 Agreement”). During 2018, pursuant to the 2018 Note Agreement, the Company issued approximately $4.5 million in Senior Secured Convertible Promissory Notes (the “Bridge Notes”) along with warrants.

On April 16, 2019, the Company entered into the Amendment No.2 Agreement which provided the Company with approximately $900,000 of gross proceeds for the issuance of notes with an aggregate principal of $989,011 (the “April 2019 Bridge Notes”) together with applicable warrants, with substantially the same terms and conditions as the previously issued Bridge Notes and related warrants. The 9% discount associated with the April 2019 Bridge Notes was approximately $89,000 and was recorded as a debt discount. In connection with the April 2019 Bridge Note issuances, the Company issued to the investors 147,472 warrants to purchase shares of common stock of the Company with a five year term and exercise price of $5.40 (the “April 2019 Warrants”). The April 2019 Warrants had an initial value of approximately $1.0 million at the date of issuance and were recorded as a liability with an offset to debt discount. See Note 9 – Fair Value for further discussion. The April 2019 Bridge Notes were issued to investors that previously participated in the 2018 Note Agreement.

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

The Company reviewed the conversion option of the April 2019 Bridge Notes and determined that there was a beneficial conversion feature with a value of approximately $0.9 million which was recorded as a debt discount with an offset to additional paid in capital. The Company also reviewed the redemption features of the April 2019 Bridge Notes and determined that there is a redemption feature (the “Bridge Notes Redemption Feature”) that qualifies as an embedded derivative. The Company performed a valuation at the time of issuance which resulted in zero value, at that time, due to the high value of the conversion feature and a limited upside from the redemption premium.

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

The Company reviewed the modifications and concluded that the March 2020 Amendment will be treated as an extinguishment of the related April 2019 Bridge Notes and May 2019 Bridge Notes. The difference between the carrying value of the notes just prior to modification (the “Pre-modification Debt”) and the fair value of the notes just after modification (the “Post-modification Debt”) would be recorded as a gain or loss on extinguishment in the condensed consolidated statements of operations. The Company removed the carrying value of the Pre-modification Debt which included $1.0 million of unamortized debt discounts and beneficial conversion features of $0.5 million. The Company calculated the fair value of the Post-modification Debt to be $2.6 million. The Company reviewed whether or not a beneficial conversion feature existed on the Post-modification Debt but the calculation resulted in zero intrinsic value so no new beneficial conversion feature was recorded. Management also reviewed the Bridge Notes Redemption Feature of the post-modification notes but their fair value was zero so no derivative liability was recorded at the time of modification, however this will be reassessed at the end of each reporting period. As a result, the Company recorded a debt premium on the Post-modification Debt of $0.8 million and a loss on extinguishment of convertible notes of $1.2 million in the condensed consolidated statements of operations during the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, $0.3 million and $2.1 million, respectively, of bridge notes, plus interest, were converted into 427,997 and 1,019,430 shares of common stock of the Company, respectively.

During the three months ended March 31, 2020 and 2019, the change in Bridge Note debt discounts and debt premiums was as follows:

	For the Three Months Ended March 31,
	2020		2019
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,796)	$—	$(1,111)	$647
Additions:	—	793	—	—
Deductions:
Amortization (accretion) (1)	703	(39)	58	(160)
Write-off related to note conversions (2)	138	(75)	—	(396)
Write-off related to note extinguishment (3)	955	—	—	—
Balance at March 31	$—	$679	$(1,053)	$91
(1)	Amortization/accretion is recognized as interest expense/income within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.
(3)	Write-offs associated with note extinguishment are recognized as a loss and included in loss on extinguishment of convertible notes in the condensed consolidated statements of operations.

The remaining debt premium of $0.7 million, as of March 31, 2020, is expected to be fully amortized by the end of 2020.

Convertible Promissory Notes – Exchange Notes.

During the three months ended March 31, 2019, $0.6 million of previously issued convertible promissory notes (the “Exchange Notes”) were converted into 155,352 shares of common stock of the Company.

As of March 31, 2020 and December 31, 2019, the outstanding balance of the Exchange Notes, net of discounts, was zero, respectively.

During the three months ended March 31, 2019, the change in Exchange Note debt discounts was as follows:

(Dollars in thousands)
For the Three Months Ended March 31, 2019
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

As a result of Exchange Note conversions, during the three months ended March 31, 2019, the Company wrote off less than $0.1 million of derivative liability with an offset to additional paid-in capital.

Convertible Promissory Notes – Crede Note.

On January 15, 2019, the Company and Crede Capital Group LLC (“Crede”) entered into an amendment and restatement agreement (the “Crede Amendment Agreement”) in order to enable the Company to provide Crede with an alternative means of payment of a previous settlement amount, by issuing to Crede a convertible note in the amount of $1.45 million (the “Crede Note”). The conversion price of the Crede Note shall equal 90% of the closing bid price of the Company’s common stock on the date prior to each conversion date. The Crede Note is payable by the Company on the earlier of (i) January 15, 2021 or (ii) upon the closing of a qualified offering in which the Company receives gross proceeds of at least $4.0 million. The Crede Note may not be converted if, after giving effect to the conversion, Crede together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock. The Company, at its option, may redeem some or all of the then outstanding principal amount of the Crede Note for cash.

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

During the three months ended March 31, 2019, the Company made no payments on, and there were no conversions of, the Crede Note. On April 16, 2019, the entire outstanding amount of $1.45 million was converted into 270,699 shares of common stock of the Company and as of March 31, 2020 and December 31, 2019, the remaining amount due on the Crede note was zero.

Convertible Promissory Notes – Leviston Note

On February 8, 2018, the Company entered into an equity purchase agreement (the “2018 Purchase Agreement”) with Leviston Resources LLC (“Leviston”). On January 29, 2019, the Company entered into a settlement agreement (the “Leviston Settlement”) with Leviston pursuant to which the Company issued to Leviston a convertible note in the amount of $0.7 million (the “Leviston Note”) in full satisfaction of certain obligations to Leviston.

In addition to the Leviston Settlement and the Leviston Note, the Company and Leviston have each executed a release pursuant to which each of the Company and Leviston agreed to release the other party from their respective obligations arising from or concerning the Obligations.

During the three months ended March 31, 2019, the Company made cash payments of less than $0.1 million on the Leviston Note and $0.2 million of the Leviston Note was converted into 73,333 shares of common stock of the Company. During 2019, the remaining $0.5 million of the Leviston note was converted into 111,024 shares of common stock of the Company.

The remaining amount due on the Leviston Note was zero as of March 31, 2020 and December 31, 2019, respectively.

5. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at March 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Accrued expenses	$1,289	$1,268
Accrued compensation	407	247
Accrued interest	137	124
	$1,833	$1,639

During the three months ended March 31, 2020 and 2019, the Company recorded gain on settlement of liability, net of zero and $0.2 million, respectively, from the settlement of obligations with certain vendors.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment of $1.95 million.  On July 10, 2019, the Court entered an order preliminarily approving the settlement.  The settlement remains subject to final approval by the Court. During the third quarter of 2019, both the Company and its insurance company paid their respective amounts of $0.27 million and $1.68 million, respectively, to an escrow account where the funds are being held until they are approved for distribution. A fairness hearing of the Court took place on November 4, 2019 and as of the date the condensed consolidated financial statements were issued, the Company was waiting for the Court to render its judgement which was still outstanding.

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

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2020	December 31, 2019

Assets:
Operating lease assets	Operating lease right-of-use assets, net	$463	$519
Finance lease assets	Property and equipment, net	167	184
Total lease assets		$630	$703

Liabilities:
Current:
Operating lease obligations	Current maturities of operating lease liabilities	$212	$209
Finance lease obligations	Current maturities of finance lease liabilities	36	52
Noncurrent:
Operating lease obligations	Operating lease liabilities, less current maturities	263	317
Finance lease obligations	Finance lease liabilities, less current maturities	112	119
Total lease liabilities		$623	$697

As of March 31, 2020 and December 31, 2019, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases		Finance Leases
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
2020	$181	$242	$36	$62
2021	241	241	38	38
2022	48	48	32	32
2023	35	35	28	28
2024	17	17	27	27
Thereafter	—	—	13	13
Total lease obligations	522	583	174	200
Less: Amount representing interest	(47)	(57)	(26)	(29)
Present value of net minimum lease obligations	475	526	148	171
Less, current portion	(212)	(209)	(36)	(52)
Long term portion	$263	$317	$112	$119

Other information as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Operating leases	2.4	2.8
Finance leases	4.5	4.3
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	7.25%	7.25%

During the three months ended March 31, 2020 and 2019, operating cash flows from operating leases was $0.1 million, respectively, and ROU assets obtained in exchange for operating lease liabilities was zero and $0.8 million, respectively.

Operating Lease Costs

Operating lease costs were $0.1 million during the three months ended March 31, 2020 and 2019, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was less than $0.1 million in operating cash flows for the three months ended March 31, 2020 and 2019, respectively.

Finance Lease Costs

Finance leases are included in property and equipment, net and finance lease liabilities, less current maturities on the condensed consolidated balance sheets. The associated amortization expense and interest expense are included in the condensed consolidated statements of operations for both the three months ended March 31, 2020 and 2019. The balances within these accounts are less than $0.1 million, respectively.

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

During the three months ended March 31, 2020 and 2019, the Company issued 427,997 and 1,248,115 shares of its common stock, respectively, in connection with the conversion of convertible notes, plus interest, totaling $0.4 million and $3.1 million, respectively. See Note 4 – Convertible Notes.

LP Purchase Agreement

On September 7, 2018, the Company entered into a purchase agreement (the “LP Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. Pursuant to the terms of the LP Purchase Agreement, on the agreement date, the Company issued 40,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP Commitment Shares”). Also on September 7, 2018, the Company entered into a registration rights agreement with Lincoln Park (the “LP Registration Rights Agreement”), pursuant to which on September 14, 2018, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 466,667 shares of common stock, which includes the LP Commitment Shares, that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on September 28, 2018. As of January 16, 2019, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On February 1, 2019, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 1,000,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on February 12, 2019. As of August 5, 2019, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On August 9, 2019, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 1,800,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. As of January 9, 2020, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On January 14, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 920,654 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. As of March 31, 2020, 810,012 shares registered under this S-1 had been sold and/or issued to Lincoln Park. From April 1, 2020 through the date the condensed consolidated financial statements were issued, the remaining 110,642 shares registered under this S-1 had been sold and/or issued to Lincoln Park.

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

As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received an aggregate of $9.4 million from the sale of common stock to Lincoln Park under the LP Purchase Agreement, including approximately $1.4 million from the sale of 328,590 shares of common stock during 2018, $6.6 million from the sale of 2,778,077 shares of common stock during 2019, $1.3 million from the sale of 930,012 shares of common stock during the three months ended March 31, 2020 and $0.1 million from the sale of 110,640 shares of common stock from April 1, 2020 through April 6, 2020. As of April 6, 2020, all registered shares relating to the LP Agreement had been sold and/or issued to Lincoln Park and, effective April 13, 2020, the Company became eligible to sell additional shares to Lincoln Park pursuant to the LP 2020 Purchase Agreement, as discussed below.

LP 2020 Purchase Agreement

On March 26, 2020, the Company entered into a purchase agreement (the “LP 2020 Purchase Agreement”) and a registration rights agreement (the “LP 2020 Registration Rights Agreement”) with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 24 month term of the LP 2020 Purchase Agreement. Pursuant to the terms of the LP 2020 Purchase Agreement, on the agreement date, the Company issued 250,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP 2020 Commitment Shares”). Pursuant to the terms of the LP 2020 Registration Rights Agreement, on March 27, 2020, as amended on April 8, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 1,770,000 shares of common stock, which includes the LP 2020 Commitment Shares, that have been or may be issued to Lincoln Park under the LP 2020 Purchase Agreement. The Form S-1 was declared effective by the SEC on April 13, 2020. No shares registered under this S-1 were sold to Lincoln Park during the three months ended March 31, 2020.

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

Under applicable rules of The NASDAQ Capital Market, in no event may we issue or sell to Lincoln Park under the LP 2020 Purchase Agreement more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the LP 2020 Purchase Agreement (which is 1,774,024 shares, based on 8,870,129 shares outstanding immediately prior to the execution of the LP 2020 Purchase Agreement), which limitation we refer to as the Exchange Cap, unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the LP 2020 Purchase Agreement equals or exceeds $0.7306 (which represents the closing consolidated bid price of our common stock on March 25, 2020 , plus an incremental amount to account for our issuance of the Commitment Shares to Lincoln Park), such that the transactions contemplated by the LP 2020 Purchase Agreement are exempt from the Exchange Cap limitation under applicable NASDAQ rules. In any event, the LP 2020 Purchase Agreement specifically provides that we may not issue or sell any shares of our common stock under the LP 2020 Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of The NASDAQ Capital Market.

The LP 2020 Purchase Agreement also prohibits us from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of our common stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 13d-3 thereunder, which limitation we refer to as the Beneficial Ownership Cap.

As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $0.3 million from the sale of 500,000 shares of common stock to Lincoln Park which were sold from April 1, 2020 through the date of issuance of this Quarterly Report on Form 10-Q.

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

The March 2020 Amendment, see Note 4 – Convertible Notes, triggered the down round feature of the Series B Preferred Stock and, as a result, the conversion price of the Company’s Series B Convertible Preferred Stock was automatically adjusted from $2.25 per share to $0.40 per share. In connection with the down round adjustment, the Company calculated an incremental beneficial conversion feature of approximately $3.3 million which was recognized as a deemed dividend at time of the down round adjustment (“Deemed Dividend A”).

There were no conversions of Series B Preferred Stock during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding.

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

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of March 31, 2020:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2014	April 2020	832	$1,800.00
(2)	2015	December 2020	272	$747.00
(3)	2016	January 2021	596	$544.50
(4)	2017	June 2022	2,540	$41.25
(4)	2017	June 2022	500	$7.50
(5)	2017	June 2022	6,095	$105.00
(6)	2017	August 2022	25,201	$0.40
(7)	2017	August 2022	4,000	$46.88
(8)	2017	August 2022	47,995	$150.00
(8)	2017	August 2022	9,101	$7.50
(9)	2017	August 2022	16,664	$0.40
(9)	2017	August 2022	7,335	$0.40
(10)	2017	October 2022	666	$0.40
(11)	2018	October 2022	7,207	$112.50
(12)	2018	April 2023	69,964	$5.40
(12)	2018	April 2023	121,552	$5.40
(13)	2018	October 2022	15,466	$11.25
(14)	2018	July 2023	14,671	$5.40
(14)	2018	July 2023	14,672	$5.40
(14)	2018	August 2023	36,334	$5.40
(14)	2018	August 2023	36,334	$5.40
(14)	2018	September 2023	19,816	$5.40
(14)	2018	September 2023	20,903	$5.40
(15)	2018	November 2023	75,788	$5.40
(15)	2018	December 2023	51,282	$5.40
(16)	2019	April 2024	147,472	$5.40
(17)	2019	May 2024	154,343	$9.56
			907,601

(1)	These warrants were issued in connection with a private placement which was completed in October 2014.
(2)	These warrants were issued in connection with an offering which was completed in July 2015.
(3)

These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of March 31, 2020, 357 warrants are recorded as a liability, See Note 9 – Fair Value for further discussion, and 239 are treated as equity.

(4)	These warrants were issued in connection with a June 2017 merger transaction (the “Merger”).
(5)	These warrants were issued in connection with the Merger.
(6)	These warrants were issued in connection with an underwritten public offering completed on August 28, 2017 (the “August 2017 Offering”) and are the August 2017 Offering Warrants discussed below.
(7)	These warrants were issued in connection with the August 2017 Offering.
(8)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering.
(9)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.
(10)

These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.

(11)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.
(12)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.
(13)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.
(14)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.
(15)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment Agreement and are the Q4 2018 Warrants discussed below.
(16)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment No. 2 Agreement and are the April 2019 Warrants discussed below.
(17)	These warrants were issued in connection with the May 2019 Bridge Notes and are the May 2019 Warrants discussed below.

During the three months ended March 31, 2020, 1,588 warrants expired. These warrants had been issued in connection with an offering which was completed in February 2015.

August 2017 Offering Warrants

In connection with the August 2017 Offering, the Company issued 178,666 warrants at an exercise price of $45.00, which contain a down round provision (the “August 2017 Offering Warrants”). The August 2017 Offering Warrants were exercisable immediately and expire 5 years from date of issuance.

As a result of the March 2020 Amendment, the exercise price of the August 2017 Offering Warrants was adjusted from $2.25 to $0.40. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $6,000 and recorded this as a deemed dividend (“Deemed Dividend B”).

Note Conversion Warrants

Upon the closing of the August 2017 Offering, the Company issued 23,999 warrants to purchase the Company’s common stock (the “Note Conversion Warrants”). The Note Conversion Warrants have an exercise price of $45.00 per share and contain a down round provision.

As a result of the March 2020 Amendment, the exercise price of the Note Conversion Warrants was adjusted from $2.25 to $0.40. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $5,000 and recorded this as a deemed dividend (“Deemed Dividend C”).

Convertible Promissory Note Warrants

The Convertible Promissory Note Warrants had an original exercise price of $45.00 per share and contain a down round provision.

As a result of the March 2020 Amendment, the exercise price of the Convertible Promissory Note Warrants was adjusted from $2.25 to $0.40. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend D”).

Creditor Warrants

In the fourth quarter of 2017, the Company entered into Settlement Agreements with the Creditors pursuant to which the Company agreed to issue, to certain of its Creditors, 7,207 Creditor Warrants to purchase 7,207 shares of the

Company’s common stock at an exercise price of $112.50 per share. The Creditor Warrants were issued in February 2018.

April 2018 Warrants

In connection with the issuance of Bridge Notes in April 2018, the Company issued 243,224 warrants at an exercise price of $11.25 at time of issuance. At issuance, half of these April 2018 Warrants had a five-year term and half had a one-year term.

Advisor Warrants

At the time of the 2018 Note Agreement, the Company issued 15,466 warrants with an exercise price of $11.25 to a financial advisor.

Q3 2018 Warrants

In connection with the issuance of Bridge Notes during the third quarter of 2018, the Company issued 196,340 warrants with an exercise price of $11.25 at time of issuance (the “Q3 2018 Warrants”). At the time of issuance, half of these Q3 2018 Warrants had a five-year term and half had a one-year term. In September 2018, the exercise price was modified to $7.50.

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

There were no deemed dividends during the three months ended March 31, 2019. The following represents a summary of the dividends recorded for the three months ended March 31, 2020:

Amount Recorded
Deemed Dividends	(in thousands)

Dividends resulting from the March 2020 Amendment
Deemed Dividend A	$3,333
Deemed Dividend B	6
Deemed Dividend C	*
Deemed Dividend D	5

For the three months ended March 31, 2020	$3,344

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

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants remain outstanding as of March 31, 2020.

In March 2018, a portion of the 2016 Warrant Liability was part of a settlement agreement pursuant to a lawsuit that was filed against the Company by one of the warrant holders. As such, approximately $0.4 million of the warrant liability, representing 1,347 warrants, was canceled on the date of the settlement agreement.

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of March 31, 2020, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of 0.8 years; annual volatility of 136%; and a risk-free interest rate of 0.17%. As of December

31, 2019, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of one year; annual volatility of 140%; and a risk-free interest rate of 1.59%.

Bridge Note Warrant Liabilities

During 2018 and 2019, the Company issued warrants in connection with the issuance of Bridge Notes. All of these warrants issuances were classified as warrant liabilities (the “Bridge Note Warrant Liabilities”). See Note 4 - Convertible Notes for further discussion.

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of March 31, 2020, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 2.05 to 4.12 years; annual volatility of 118% to 164%; and risk free rate of 0.23% to 0.33%.

During the three months ended March 31, 2020 and 2019, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended March 31, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$70	$1,268	$1,338
Total gain:
Revaluation recognized in earnings	(12)	(924)	(936)
Balance at March 31	$58	$344	$402

	Three Months Ended March 31, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$116	$1,016	$1,132
Total gain:
Revaluation recognized in earnings	(23)	(217)	(240)
Balance at March 31	$93	$799	$892

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

Bridge Notes Redemption Feature

Valuations for derivatives related to Bridge Note redemption features were performed using the “with and without” approach, whereby the Bridge Notes were valued both with the embedded derivative and without.

Conversion Option

Valuations for derivatives related to conversion options were performed using the Monte Carlo methodology.

During the three months ended March 31, 2020, the change in the fair value of the derivative liabilities was zero. During the three months ended March 31, 2019, the change in the fair value of the derivative liabilities measured using significant unobservable inputs (Level 3) was comprised of the following:

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

Amendment of the 2017 Stock Option and Incentive Plan

On January 31, 2018, at a special meeting of the stockholders of the Company, the stockholders approved an amendment and restatement of the 2017 Plan to:

•	increase the aggregate number of shares authorized for issuance under the 2017 Plan by 359,300 shares;
•

increase the maximum number of shares that may be granted in the form of stock options or stock appreciation rights to any one individual in any one calendar year and the maximum number of shares underlying any award intended to qualify as performance-based compensation to any one individual in any performance cycle, in each case to 66,666 shares of common stock; and

•

add an “evergreen” provision, pursuant to which the aggregate number of shares authorized for issuance under the 2017 Plan will be automatically increased each year beginning on January 1, 2019 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company’s Board of Directors or Compensation Committee. Accordingly, the shares authorized for issuance under the 2017 Plan were increased by 394,905 shares and 114,937 shares on January 1, 2020 and 2019, respectively.

Stock Options.

The Company accounts for all stock-based compensation payments to employees and directors, including grants of employee stock options, at fair value at the date of grant and expenses the benefit in operating expense in the condensed consolidated statements of operations over the service period of the awards. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate and estimated forfeiture rate.

During the three months ended March 31, 2020, the Company granted stock options to purchase up to 325,050 shares of common stock at a weighted average exercise price of $2.09. The following table summarizes stock option activity under our plans during the three months ended March 31, 2020:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2020	490,330	$8.30
Granted	325,050	2.09
Forfeited	(13,267)	5.43
Outstanding at March 31, 2020	802,113	$5.85
Exercisable at March 31, 2020	244,357	$11.06

As of March 31, 2020, there were 662,674 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 8.9 years.

During the three months ended March 30, 2019, there were 276,700 options granted with a weighted average exercise price of $2.25 and 3,333 options forfeited with a weighted average exercise price of $2.10.

For the three months ended March 31, 2020 and 2019, we recorded compensation expense for all stock awards of $0.2 million, respectively, within operating expense in the accompanying statements of operations. As of March 31, 2020, the unrecognized compensation expense related to unvested stock awards was $2.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three months ended March 31, 2020 and 2019 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Three Months Ended March 31,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$9	$3	$—	$—	$9	$3
Medicare	524	394	—	—	524	394
Self-pay	50	4	—	—	50	4
Third party payers	517	356	—	—	517	356
Contract diagnostics	—	—	358	153	358	153
Service revenue, net	$1,100	$757	$358	$153	$1,458	$910

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended March 31, 2020 and December 31, 2019, the deferred revenue was zero and $35,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2020	2019	2020	2019	2020	2019
Medicaid	$9	$3	$—	$—	$9	$3
Medicare	524	394	—	—	524	394
Self-pay	50	4	—	—	50	4
Third party payers	1,808	1,017	(1,291)	(661)	517	356
Contract diagnostics	358	153	—	—	358	153
	2,749	1,571	(1,291)	(661)	1,458	910
Clinical research grants and other	24	7	—	—	24	7
	$2,773	$1,578	$(1,291)	$(661)	$1,482	$917

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954‑605‑45‑5 and ASU 2011‑07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$9	$3	$(8)	$(3)	$1	$—
Medicare	524	394	(79)	(59)	445	335
Self-pay	50	4	—	—	50	4
Third party payers	517	356	(179)	(142)	338	214
Contract diagnostics	358	153	—	—	358	153
	1,458	910	(266)	(204)	1,192	706
Clinical research grants and other	24	7	—	—	24	7
	$1,482	$917	$(266)	$(204)	$1,216	$713

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

The following summarizes the mix of receivables:

(dollars in thousands)	March 31, 2020	December 31, 2019
Medicaid	$31	$107
Medicare	1,692	814
Self-pay	65	88
Third party payers	1,710	2,203
Contract diagnostic services	327	36
	$3,825	$3,248
Less allowance for doubtful accounts	(2,942)	(2,674)
Accounts receivable, net	$883	$574

The following table presents the roll-forward of the allowance for doubtful accounts for the three months ended March 31, 2020.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2020		$(2,674)
Collection Allowance:
Medicaid	$(8)
Medicare	(79)
Third party payers	(179)
	(266)
Bad debt expense	$(2)
Total charges		(268)
Balance, March 31, 2020		$(2,942)

Customer Revenue and Accounts Receivable Concentration

Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales
	Three Months Ended		Accounts receivable, as of
	March 31,		March 31,	December 31,
	2020	2019	2020	2019

Customer A	27%	*	33%	*
Customer B	10%	*	28%	17%
Customer C	*	*	*	12%
Customer D	*	22%	*	*

* represents less than 10%

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2020 through the date the condensed consolidated financial statements were issued.

Paycheck Protection Program

On April 23, 2020, the Company entered into a promissory note (the “Promissory Note”) evidencing an unsecured $787,200 loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the recently congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan to the Company is being made through Webster Bank, N.A.

The term of the PPP Loan is two years. The interest rate on the PPP Loan is 1.00% and payments shall be deferred for the first six months of the term of the loan. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intends to use all or a significant majority of the PPP Loan amount for qualifying expenses but no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Promissory Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the Promissory Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

Nasdaq Delisting Notice

On April 29, 2020, Precipio, Inc. received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of the Company’s common stock for the preceding 30 consecutive business days (March 17, 2020 to April 28, 2020) that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2). The Notice has no immediate effect on the listing of Precipio’s common stock, and its common stock will continue to trade on the Nasdaq Capital Market under the symbol “PRPO” at this time.

Given the extraordinary market conditions, Nasdaq has determined to toll the compliance periods for the bid price and market value of publicly held shares requirements (collectively, the "Price-based Requirements") through June 30, 2020 and, therefore, on April 16, 2020, Nasdaq filed an immediately effective rule change with the SEC. Accordingly, the compliance periods for the Price-based Requirements will be reinstated on July 1, 2020.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Precipio has a period of 180 calendar days from July 1 , 2020, or until December 28, 2020 to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of Precipio’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.

If Precipio is not in compliance with the Minimum Bid Price Requirement by December 28, 2020, Nasdaq may provide Precipio with a second 180 calendar day period to regain compliance. To qualify for the second 180 calendar day period, the Company would be required to (i) meet the continued listing requirement for the Nasdaq Capital Market for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and (ii) notify Nasdaq of its intent to cure its noncompliance with the Minimum Bid Price, including by effecting a reverse stock split, if necessary. If Precipio does not indicate its intent to cure the deficiency or if it does not appear to Nasdaq that it would be possible for the Company to cure the deficiency, Precipio would not be eligible for the second 180 calendar day period, and its common stock would then be subject to delisting from the Nasdaq Capital Market.

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

Joint Venture

 In April 2020, the Company formed a joint venture with Poplar Healthcare PLLC (“Poplar”), which we refer to as the Joint Venture. The Joint Venture was formed by the Limited Liability Company Agreement of Precipio Oncometrix LLC, a Delaware limited liability company (“POC”), which was entered into as of April 11, 2020 (the “Effective Date”), by and among POC, Poplar, and Precipio SPV Inc. (“Precipio SPV”), a newly formed subsidiary of the Company, together with such other persons who from time to time become party hereto by executing a counterpart signature page in accordance with the terms hereof. POC was formed as a limited liability company on April 2, 2020 in accordance with the statutes and laws of the State of Delaware relating to limited liability companies, including, without limitation, the Delaware Act, by the filing of a Certificate of Formation with the office of the Secretary of State of the State of Delaware. Precipio SPV was incorporated in the State of Delaware on March 10, 2020 for the sole purpose of being a party to the Joint Venture.

The business purpose of the Joint Venture is to facilitate and capitalize on the combined capabilities, resources and healthcare industry relationships of its members by partnering, promoting and providing oncology services to office based physicians, hospitals and medical centers. Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51 % ownership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results.  Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: the expected or potential impact of COVID-19 which is highly uncertain and will depend on future developments,  our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, sources of funding operations, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, business strategy, industry conditions, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, expected financial and other benefits from our organizational restructuring activities, actions of governments and regulatory factors affecting our business, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative versions of these terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the Securities and Exchange Commission on March 27, 2020. Results for the three months ended March 31, 2020 are not necessarily indicative of results that may be attained in the future.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of March 31, 2020, the Company had a net loss of $3.2 million, negative working capital of $5.0 million and net cash used in operating activities of $1.6 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to COVID-19, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

•

On March 26, 2020, the Company entered into a second purchase agreement with Lincoln Park (the “LP 2020 Purchase Agreement”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $0.3 million from the LP 2020 Purchase Agreement from the sale of 500,000 shares of common stock to Lincoln Park from April 1, 2020 through the date of issuance of this Form 10-Q, leaving the Company an additional $9.7 million to draw upon in the coming year; and

•

The Company filed with the SEC a registration statement on Form S-3 on March 27, 2020, as amended on April 9, 2020, to register an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants to purchase common stock, preferred stock or debt securities as shall have an aggregate initial offering price not to exceed $50 million. This registration statement was declared effective by the SEC on April 13, 2020 and allows the Company, from time to time, to offer up to $50 million of any combination of the securities described in the Form S-3 in one or more offerings. In order for the Company to utilize the effective S-3, it will have to file subsequent prospectus supplement(s) with regard to the securities it will offer, as applicable from time to time. As of the date of issuance of this Form 10-Q, no subsequent prospectus supplements to this effect have been filed by the Company.

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

Outlook - COVID-19 related

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company's customers, employees and vendors, all of which are uncertain and cannot be predicted. These uncertainties could have a material adverse effect on our business, financial condition or results of operations. We have been actively monitoring the COVID-19 situation and its impact on the global economy and the Company. As the global pandemic evolves, we will continue to monitor the extent to which COVID-19 impacts our revenues, expenses and liquidity.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Service revenue, net, less allowance for doubtful accounts	$1,192	$706	$486	69%
Other	24	7	17	243%
Net Sales	$1,216	$713	$503	71%

Net sales for the three months ended March 31, 2020 were approximately $1.2 million, an increase of $0.5 million as compared to the same period in 2019.  During the three months ended March 31, 2020,  service revenue increased due to patient diagnostic service revenue which had an increase of $0.3 million as compared to the same period in 2019 due to an increase in cases processed. We processed 683 cases during the three months ended March 31, 2020 as compared to 360 cases during the same period in 2019, or a 90% increase in cases. The increase in volume is the result of increased sales personnel. The service revenue increase also included an increase of $0.2 million in contract diagnostics revenue for the three months ended March 31, 2020 as compared to the same period in 2019.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $1.1 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.  Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs which are in line with the changes in related revenues discussed above.

Gross Profit (Loss).  Gross profit (loss) and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2020	2019	2020	2019
Gross Profit	$125	$38	10%	5%

Gross margin was 10% of total net sales, for the three months ended March 31, 2020, compared to 5% of total net sales for the same period in 2019. The gross profit was $0.1 million and less than $0.1 million, respectively, during the three months ended March 31, 2020 and 2019, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.2 million to $2.3 million for the three months ended March 31, 2020 as compared to the same period in 2019. This increase includes a $0.4 million increase in sales and marketing costs, which is primarily increased personnel costs related to our increase in patient diagnostic service revenues. These increases were partially offset by a decrease of $0.1 million in general and administrative professional fees and a decrease of $0.1 million in research and development costs.

Other Income (Expense). We recorded other expense, net of $1.0 million for the three months ended March 31, 2020 and other income, net of $0.4 million for the three months ended March 31, 2019. The current year period expense of $1.0 million includes a $1.2 million expense for loss on extinguishment of convertible notes which was recorded in conjunction with the March 2020 Amendment, and interest expense, net of $0.7 million primarily from the amortization of debt discounts related to our convertible notes. These expenses were partially offset by $0.9 million of income recorded on warrant revaluations. The prior year period income of $0.4 million included income from warrant revaluations of $0.2 million and a  $0.2 million gain on settlement of liability. These were partially offset by less than $0.1 million of interest expense, net.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	March 31, 2020	December 31, 2019	Change
Current assets (including cash of $417 and $848 respectively)	$1,692	$1,878	$(186)
Current liabilities	6,739	4,334	2,405
Working capital	$(5,047)	$(2,456)	$(2,591)

During the three months ended March 31,  2020 we received gross proceeds of $1.4 million from sale of 1,180,012 shares of our common stock. We also converted $0.4 million of convertible notes, including interest, into 427,997 shares of our common stock.

Analysis of Cash Flows – Three Months Ended March 31, 2020 and 2019

Net Change in Cash. Cash decreased by $0.4 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $1.6 million during the three months ended March 31, 2020 included a net loss of $3.2 million, an increase in accounts receivable of $0.5 million and a decrease in operating lease liabilities of $0.1 million. These  were partially offset by an increase in accounts payable of $0.2 million, a decrease in other assets of $0.1 million, an increase in accrued expenses and other liabilities of $0.2 million and non-cash adjustments of $1.7 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, changes in provision for losses on doubtful accounts, warrant revaluations, stock based compensation, and loss on extinguishment of convertible notes. The cash flows used in operating activities in the three months ended March 31, 2019 included the net loss of $1.6 million an increase in accounts receivable of $0.3 million and a decrease in accounts payable of $0.4 million. These were partially offset by an increase in operating lease liabilities and accrued expenses and other liabilities of $0.2 million and non-cash adjustments of $0.2 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $1.2 million for the three months ended March 31, 2020, which included proceeds of $1.4 million from the issuance of common stock partially offset by payments on our long-term debt and convertible notes of $0.2 million.  Cash flows provided by financing activities totaled $1.8 million for the three months ended March 31, 2019, which included proceeds of $1.7 million from the issuance of common stock and $0.3 million from the issuance of convertible notes. These proceeds were partially offset by payments on our long-term debt of $0.1 million and payments for our finance lease obligations and deferred financing costs of $0.1 million.

Off-Balance Sheet Arrangements

At each of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 27, 2020.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of our financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 27, 2020.

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

as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31,  2020.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of approximately less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment of $1.95 million.  On July 10, 2019, the Court entered an order preliminarily approving the settlement.  The settlement remains subject to final approval by the Court. During the third quarter of 2019, both the Company and its insurance company paid their respective amounts of $0.27 million and $1.68 million, respectively, to an escrow account where the funds are being held until they are approved for distribution. A fairness hearing of the Court took place on November 4, 2019 and as of the date the condensed consolidated financial statements were issued, the Company was waiting for the Court to render its judgement which was still outstanding.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. As of March  31, 2020, we had a net loss of $3.2 million, negative working capital of $5.0 million and net cash used in operating activities of $1.6 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of March 31, 2020, our cash balance was $0.4 million and our working capital was approximately negative $5.0 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

On April 29, 2020, we received a letter from Nasdaq notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. As a result, we were notified by Nasdaq that we are not in compliance with the Bid Price Rule. Nasdaq has provided us until December 28, 2020 to regain compliance with the Bid Price Rule.

To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the grace period. If our common stock does not regain compliance with the Bid Price Rule during this grace period, we will be eligible for an additional grace period of 180 calendar days provided that we satisfy Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for listing on The Nasdaq Capital Market, other than the minimum bid price requirement, and provide written notice to Nasdaq of our intention to cure the delinquency during the second grace period. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting.

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

In addition, we would no longer be subject to NASDAQ rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards

We face risks related to health pandemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of April 2020, that outbreak has led to numerous confirmed cases worldwide, including in the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

The spread of COVID-19 has created a worldwide humanitarian and economic crisis. The events we are living through are in many ways unprecedented, with large-scale quarantines, border closings, school closings, and physical distancing.  Governments and communities have been jolted into action to “flatten the curve.”  As an organization we have accelerated our actions to protect employees, customers and suppliers.

The future progression of the outbreak and its effects on our business and operations are uncertain. While we can only estimate the financial impacts to our business, based on current data, we have experienced business interruptions in certain urban markets ranging from 30% to 85%.  With the understanding that it is extremely difficult to project the full and ongoing impact of state-by-state quarantine and shelter-in-place orders, we anticipate that such rules and restrictions on businesses will continue through the second quarter of 2020 and quite possibly beyond, in various degrees, as the country re-opens state by state, county by county and city by city. Returning to normalcy is conditioned on many factors surrounding the control and or eradication of COVID-19.  As such, we are unable to provide additional insight on the impact to our business at this time.

Going forward, we expect that challenges to our business will continue.  We have been and will continue to be prudent in managing through this economic crisis.  Digital connectivity is now fundamental to the continuity of our business operations. We continually engage our employees and customers in keeping safe.  We monitor adherence to governmental guidelines.  We have employed remote work where possible.  In this unchartered time, we recognize the need for frequent and transparent communication to all parties.  As necessary, we will provide additional information related to this economic condition, including the impact to our future operating results due to downturns in global economies and financial markets.

We face risks related to the Paycheck Protection Program loan (PPP Loan), which could negatively impact our financial position.

On April 23, 2020, the Company entered into the Promissory Note evidencing an unsecured $787,200 loan under the PPP. The PPP was established under the recently congressionally-approved CARES Act and is administered by the U.S. Small Business Administration. The PPP Loan to the Company is being made through Webster Bank, N.A.

The term of the PPP Loan is two years. The interest rate on the PPP Loan is 1.00% and payments shall be deferred for the first six months of the term of the loan. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intends to use all or a significant majority of the PPP Loan amount for qualifying expenses but no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. If forgiveness is not granted, the PPP Loan, in whole or in part, will need to be repaid by the Company, which could have an adverse effect on our future cash flows and financial position.

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

PRECIPIO, INC.

Date: May 14, 2020	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)