Form 10-Q
period 2020-06-30
Precipio, Inc.
filed 2020-08-13
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ◻    No   ⌧

As of August 12, 2020, the number of shares of common stock outstanding was 16,426,916.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2020
	(unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$353	$848
Accounts receivable, net	1,354	574
Inventories	233	184
Other current assets	75	272
Total current assets	2,015	1,878

PROPERTY AND EQUIPMENT, NET	441	431

OTHER ASSETS:
Operating lease right-of-use assets	409	519
Intangibles, net	16,142	16,658
Other assets	27	25
Total assets	$19,034	$19,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$391	$321
Current maturities of convertible notes, less debt discounts and debt issuance costs	—	142
Current maturities of finance lease liabilities	43	52
Current maturities of operating lease liabilities	213	209
Accounts payable	2,083	1,936
Accrued expenses	1,950	1,639
Deferred revenue	—	35
Total current liabilities	4,680	4,334
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	631	198
Finance lease liabilities, less current maturities	115	119
Operating lease liabilities, less current maturities	207	317
Common stock warrant liabilities	774	1,338
Total liabilities	6,407	6,306
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at June 30, 2020 and December 31, 2019, 47 shares issued and outstanding at June 30, 2020 and December 31, 2019, liquidation preference of $167 at June 30, 2020	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2020 and December 31, 2019, 14,616,916 and 7,898,117 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	146	79
Additional paid-in capital	78,857	74,065
Accumulated deficit	(66,393)	(60,939)
Total Precipio, Inc. stockholders’ equity	12,610	13,205
Noncontrolling interest in joint venture	17	—
Total stockholders’ equity	12,627	13,205
Total liabilities and stockholders’ equity	$19,034	$19,511

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SALES:
Service revenue, net	$1,616	$1,195	$3,074	$2,105
Other	29	4	53	11
Revenue, net of contractual allowances and adjustments	1,645	1,199	3,127	2,116
less allowance for doubtful accounts	(337)	(257)	(603)	(461)
Net sales	1,308	942	2,524	1,655
COST OF SALES:
Cost of service revenue	1,137	770	2,228	1,445
Gross profit	171	172	296	210
OPERATING EXPENSES:
Operating expenses	2,430	2,467	4,758	4,564
OPERATING LOSS	(2,259)	(2,295)	(4,462)	(4,354)
OTHER INCOME (EXPENSE):
Interest income (expense), net	246	(178)	(467)	(201)
Warrant revaluation	(372)	(822)	564	(582)
Loss on modification of warrants	–	(1,128)	–	(1,128)
Derivative revaluation	–	(438)	–	(415)
Gain on settlement of liability, net	–	1,084	–	1,251
Loss on extinguishment of debt	–	–	(1,225)	–
Loss on litigation	–	(266)	–	(266)
Loss on issuance of convertible notes	–	(1,870)	–	(1,870)
Other income	153	–	153	–
Total other expenses	27	(3,618)	(975)	(3,211)
LOSS BEFORE INCOME TAXES	(2,232)	(5,913)	(5,437)	(7,565)
INCOME TAX BENEFIT	–	–	–	–
NET LOSS	(2,232)	(5,913)	(5,437)	(7,565)

Less: Net income attributable to noncontrolling interest in joint venture	(17)		(17)
Deemed dividends related to beneficial conversion feature of preferred stock and fair value of warrant down round features	–	–	(3,344)	–
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(2,249)	$(5,913)	$(8,798)	$(7,565)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.20)	$(1.05)	$(0.89)	$(1.66)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	11,353,093	5,655,022	9,862,525	4,554,571

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, April 1, 2020	47	$—	9,506,126	$95	$75,334	$(64,144)	$11,285	$—	$11,285
Net (loss) income	—	—	—	—	—	(2,249)	(2,249)	17	(2,232)
Conversion of convertible notes into common stock	—	—	3,480,148	35	1,788	—	1,823	—	1,823
Issuance of common stock in connection with purchase agreements	—	—	1,630,642	16	1,241	—	1,257	—	1,257
Write-off debt premiums in conjunction with convertible note conversions	—	—	—	—	333	—	333	—	333
Stock-based compensation	—	—	—	—	161	—	161	—	161
Balance, June 30, 2020	47	$—	14,616,916	$146	$78,857	$(66,393)	$12,610	$17	$12,627

	For the Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2020	47	$—	7,898,117	$79	$74,065	$(60,939)	$13,205	$—	$13,205
Net (loss) income	—	—	—	—	—	(5,454)	(5,454)	17	(5,437)
Conversion of convertible notes into common stock	—	—	3,908,145	39	2,137	—	2,176	—	2,176
Issuance of common stock in connection with purchase agreements	—	—	2,810,654	28	2,579	—	2,607	—	2,607
Write-off debt premiums (net of debt discounts) in conjunction with convertible note conversions	—	—	—	—	270	—	270	—	270
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	(523)	—	(523)	—	(523)
Stock-based compensation	—	—	—	—	329	—	329	—	329
Balance, June 30, 2020	47	$—	14,616,916	$146	$78,857	$(66,393)	$12,610	$17	$12,627

	For the Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, April 1, 2019	47	$—	4,304,929	$43	$59,138	$(49,348)	$9,833	$—	$9,833
Net loss	—	—	—	—	—	(5,913)	(5,913)	—	(5,913)
Conversion of convertible notes into common stock	—	—	1,138,310	12	4,134	—	4,146	—	4,146
Issuance of common stock in connection with purchase agreements	—	—	240,000	2	682	—	684	—	684
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(842)	—	(842)	—	(842)
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	438	—	438	—	438
Issuance of common stock upon exercise of warrants	—	—	310,200	3	1,572	—	1,575	—	1,575
Write-off warrant liability in conjunction with warrant exercises	—	—	—	—	2,364	—	2,364	—	2,364
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	1,792	—	1,792	—	1,792
Stock-based compensation	—	—	—	—	151	—	151	—	151
Payment of fractional common shares in conjunction with reverse stock split	—	—	(71)	—	(1)	—	(1)	—	(1)
Balance, June 30, 2019	47	$—	5,993,368	$60	$69,428	$(55,261)	$14,227	$—	$14,227

	For the Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2019	47	$—	2,298,738	$23	$53,796	$(47,696)	$6,123	$—	$6,123
Net loss	—	—	—	—	—	(7,565)	(7,565)	—	(7,565)
Conversion of convertible notes into common stock	—	—	2,386,425	24	7,248	—	7,272	—	7,272
Issuance of common stock in connection with purchase agreements	—	—	998,076	10	2,400	—	2,410	—	2,410
Issuance of common stock upon exercise of warrants	—	—	310,200	3	1,572	—	1,575	—	1,575
Write-off warrant liability in conjunction with warrant exercises	—	—	—	—	2,364	—	2,364	—	2,364
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	1,792	—	1,792	—	1,792
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(527)	—	(527)	—	(527)
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	477	—	477	—	477
Stock-based compensation	—	—	—	—	307	—	307	—	307
Payment of fractional common shares in conjunction with reverse stock split	—	—	(71)	—	(1)	—	(1)	—	(1)
Balance, June 30, 2019	47	$—	5,993,368	$60	$69,428	$(55,261)	$14,227	$—	$14,227

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,437)	$(7,565)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	564	560
Amortization of operating lease right-of-use asset	110	123
Amortization of finance lease right-of-use asset	27	30
Amortization (accretion) of deferred financing costs, debt discounts and debt premiums	317	(50)
Gain on settlement of liability, net	—	(1,251)
Loss on litigation	—	266
Loss on issuance of convertible notes	—	1,870
Loss on extinguishment of convertible notes	1,225	—
Stock-based compensation	329	307
Provision for losses on doubtful accounts	606	463
Warrant revaluation	(564)	582
Loss on modification of warrants	—	1,128
Derivative revaluation	—	415
Gain from sale of fixed asset	(55)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,386)	(656)
Inventories	(49)	8
Other assets	195	177
Accounts payable	147	(1,316)
Operating lease liabilities	(106)	(117)
Accrued expenses and other liabilities	515	139
Net cash used in operating activities	(3,562)	(4,887)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(65)	(30)
Proceeds from sale of fixed asset	55	—
Net cash used in investing activities	(10)	(30)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(33)	(28)
Payment of deferred financing costs	—	(120)
Payment of fractional common shares in conjunction with reverse stock split	—	(1)
Issuance of common stock, net of issuance costs	2,607	2,410
Proceeds from exercise of warrants	—	1,575
Proceeds from long-term debt	787	—
Proceeds from convertible notes	—	2,150
Principal payments on convertible notes	—	(50)
Principal payments on long-term debt	(284)	(231)
Net cash flows provided by financing activities	3,077	5,705
NET CHANGE IN CASH	(495)	788
CASH AT BEGINNING OF PERIOD	848	381
CASH AT END OF PERIOD	$353	$1,169

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$20	$18

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Equipment financed through finance lease obligations	21	—
Discount of 9% on issuance of convertible bridge notes	—	188
Conversion of convertible debt into common stock	1,938	7,272
Conversion of interest on convertible debt into common stock	238	—
Beneficial conversion feature on issuance of convertible notes	—	1,792
Initial valuation of derivative liability recorded in conjunction with issuance of convertible notes	—	1,858
Liabilities exchanged for convertible notes	—	2,150
Write-off of beneficial conversion feature in conjunction with convertible note extinguishment	523	—
Right-of-use assets obtained in exchange for lease obligations	—	750
Write-off warrant liability in conjunction with warrant exercises	—	2,364
Write-off of debt discounts (net debt premiums) in conjunction with convertible note conversions	(270)	527
Write-off of derivative liability in conjunction with convertible note conversions	—	477

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2020 and 2019

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

Joint Venture.

In April 2020, the Company formed a joint venture with Poplar Healthcare PLLC (“Poplar”), which we refer to as the “Joint Venture”. The Joint Venture was formed by the Limited Liability Company Agreement of Precipio Oncometrix LLC, a Delaware limited liability company (“POC”), which was entered into as of April 11, 2020 (the “Effective Date”), by and among POC, Poplar, and Precipio SPV Inc. (“Precipio SPV”), a newly formed subsidiary of the Company, together with such other persons who from time to time become party to the Limited Liability Company Agreement by executing a counterpart signature page in accordance with the terms hereof. POC was formed as a limited liability company on April 2, 2020 in accordance with the statutes and laws of the State of Delaware relating to limited liability companies, including, without limitation, the Delaware Act, by the filing of a Certificate of Formation with the office of the Secretary of State of the State of Delaware. Precipio SPV was incorporated in the State of Delaware on March 10, 2020 for the sole purpose of being a party to the Joint Venture.

Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51 % ownership. Pursuant to the Limited Liability Company Agreement, Poplar, at any time, has the right to require Precipio SPV to purchase all, but not less than all, of Poplar’s shares in the Joint Venture (the “Poplar Put Right”). The purchase price for Poplar’s shares shall be $1.00 per share, or fifty-one dollars, and Precipio SPV would, therefore, become the sole 100% owner of the Joint Venture at the time the Poplar Put Right became effective.

The business purpose of the Joint Venture is to facilitate and capitalize on the combined capabilities, resources and healthcare industry relationships of its members by partnering, promoting and providing oncology services to office based physicians, hospitals and medical centers. Operational services of the Joint Venture are performed entirely by its members and employees of its members. Precipio SPV’s responsibilities include product and account management services, selling & marketing, laboratory diagnostic services and general & administrative services. Precipio SPV is entitled to a management fee for the services it provides. This management fee is established through service agreements which were executed in conjunction with the formation of the Joint Venture. Poplar receives a similar fee for the billing services that it provides.

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of June 30, 2020, the Company had a net loss of $5.4 million, negative working capital of $2.7 million and net cash used in operating activities of $3.6 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On March 26, 2020, the Company entered into a second purchase agreement (the “LP 2020 Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $4.9 million from the LP 2020 Purchase Agreement from the sale of 3,330,000 shares of common stock to Lincoln Park from April 1, 2020 through the date of issuance of this Form 10-Q, leaving the Company an additional $5.1 million to draw upon in the coming year; and
●	The Company filed with the SEC a registration statement on Form S-3 on March 27, 2020, as amended on April 9, 2020, to register an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants to purchase common stock, preferred stock or debt securities as shall have an aggregate initial offering price not to exceed $50 million. This registration statement was declared effective by the SEC on April 13, 2020 and allows the Company, from time to time, to offer up to $50 million of any combination of the securities described in the Form S-3 in one or more offerings. In order for the Company to utilize the effective S-3, it will have to file subsequent prospectus supplement(s) with regard to the securities it will offer, as applicable from time to time. As of the date of issuance of this Form 10-Q, no subsequent prospectus supplements to this effect have been filed by the Company.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these condensed consolidated financial statements were issued. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of June 30, 2020 and for the six months ended June 30, 2020 and 2019, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020, and as amended on April 7, 2020. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2020.

The condensed consolidated financial statements include the accounts of Precipio and its wholly owned subsidiaries, and the Joint Venture which is a variable interest entity (“VIE”) in which we are the primary beneficiary. Refer to the section titled “Consolidation of Variable Interest Entities” for further information related to our accounting for the Joint Venture. All intercompany balances have been eliminated in consolidation.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. This ASU, as amended, is effective for the Company for reporting periods beginning after December 15, 2022. We are currently assessing the potential impact that the adoption of this ASU will have on our condensed consolidated financial statements.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 1,815,502 and 1,760,336 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2020 and 2019, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	June 30,
	2020	2019
Stock options	791,233	501,242
Warrants	906,769	909,189
Preferred stock	117,500	20,888
Convertible notes	—	329,017
Total	1,815,502	1,760,336

Consolidation of Variable Interest Entities.

We evaluate any entity in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We consolidate VIEs that are subject to assessment when we are deemed to be the primary beneficiary of the VIE. The process for determining whether we are the primary beneficiary of the VIE is to conclude whether we are a party to the VIE holding a variable interest that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

We have determined that we hold a variable interest in the Joint Venture, have the power to make significant operational decisions on behalf of the VIE and also have the obligation to absorb the majority of the losses from the VIE.  As such we have also determined that we are the primary beneficiary of the VIE. The following table presents information about the carrying value of the assets and liabilities of the Joint Venture which we consolidate and which are included on our condensed consolidated balance sheets. Intercompany balances are eliminated in consolidation and not reflected in the following table.

(dollars in thousands)		June 30, 2020
Assets:
Accounts receivable, net	(1)	$578
Total assets		$578
Liabilities:
Accrued expenses		$46
Total liabilities		$46
Noncontrolling interest in Joint Venture		$17

(1)	As of June 30, 2020, approximately $0.1 million of the Joint Venture gross accounts receivable balance is due from Poplar, with the remainder due from diagnostic testing customers.

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	June 30, 2020	December 31, 2019
Department of Economic and Community Development (DECD)	$242	$249
DECD debt issuance costs	(23)	(24)
Financed insurance loan	—	260
September 2018 Settlement	16	34
Paycheck Protection Program	787	—
Total long-term debt	1,022	519
Current portion of long-term debt	(391)	(321)
Long-term debt, net of current maturities	$631	$198

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

Due to the economic impact of COVID-19, DECD offered financial relief to all businesses with certain loans, including the Company’s DECD 2018 Loan. The relief includes the option to defer all payments from April 1, 2020 to August 1, 2020 and no interest will accrue on the deferred payments between those dates. The deferred payments will be added to the end of the loan. The Company chose to defer its payments and the maturity date of the DECD 2018 Loan was extended to May 31, 2028. The payment deferral modification did not have a material impact on the Company’s cash flows for the six months ended June 30, 2020.

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was less than $1,000 for the three months ended June 30, 2020 and 2019, respectively, and less than $2,000 for the six months ended June 30, 2020 and 2019, respectively. Net debt issuance costs were approximately $23,000 and $24,000 at June 30, 2020 and December 31, 2019, respectively, and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2018, the Company financed $0.4 million with a 4.89% interest rate and fully paid off such loan as of July 2019. In July 2019, the Company financed $0.4 million with a 5.0% interest rate and will make monthly payments through May of 2020. As of June 30, 2020 and December 31, 2019, the Financed Insurance Loan’s outstanding balance of zero and $0.3 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “September 2018 Settlement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the September 2018 Settlement. The settlement amount accrues interest at the rate of 10% per annum until paid in full. The September 2018 Settlement outstanding balance of less than $0.1 million was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

Paycheck Protection Program.

On April 23, 2020, the Company entered into a promissory note (the “Promissory Note”) evidencing an unsecured $787,200 loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the recently congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan to the Company was made through Webster Bank, N.A.

The term of the PPP Loan is two years. The interest rate on the PPP Loan is 1.00% and payments are deferred for the first six months of the term of the loan. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company will use the eight-week forgiveness period and will apply for forgiveness of the PPP Loan in accordance with the terms of the PPP, but no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company believes it used all of the PPP Loan amount for qualifying expenses. As of the date of issuance of this Report on Form 10-Q, using the eight-week forgiveness period, we have incurred approximately $0.8 million in payroll, payroll related costs and other qualifying expenses.

The Promissory Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the Promissory Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

As of June 30, 2020, $0.4 million the PPP Loan’s outstanding balance was included in current maturities of long-term debt and $0.4 million was included in long-term debt in the Company’s condensed consolidated balance sheet.

4. CONVERTIBLE NOTES

Convertible notes consist of the following:

	Dollars in Thousands
	June 30, 2020	December 31, 2019
Convertible bridge notes	$—	$1,938
Convertible bridge notes discount and debt issuance costs	—	(1,796)
Convertible bridge notes premiums	—	—
Total convertible notes	—	142
Current portion of convertible notes	—	(142)
Convertible notes, net of current maturities	$—	$—

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

The Company reviewed the conversion option of the April 2019 Bridge Notes and determined that there was a beneficial conversion feature with a value of approximately $0.9 million which was recorded as a debt discount with an offset to additional paid in capital at the time of the Amendment No.2 Agreement. The Company also reviewed the redemption features of the April 2019 Bridge Notes and determined that there is a redemption feature (the “Bridge Notes Redemption Feature”) that qualifies as an embedded derivative. The Company performed a valuation at the time of issuance which resulted in zero value, at that time, due to the high value of the conversion feature and a limited upside from the redemption premium.

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

Pursuant to the Amendment No.2 Agreement, previously issued warrants were amended such that the exercise price of such warrants was amended from $7.50 to $5.40 and any warrant that had a one-year term was amended to have a five-year term. The Company reviewed the amendments to the warrants and determined that they will be treated as a modification of an outstanding equity instrument at the time of the Amendment No.2 Agreement. Management calculated the change in fair value due to the modifications to be an expense of approximately $1.1 million which is included in loss on modification of warrants in the condensed consolidated statements of operations during the three and six months ended June 30, 2019.

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

The Company reviewed the conversion option of the May 2019 Bridge Notes and determined that there was a beneficial conversion feature with a value of approximately $0.9 million which was recorded as a debt discount with an offset to additional paid in capital at the time of issuance of the May 2019 Bridge Notes. The May 2019 Bridge Notes also contain the Bridge Notes Redemption Feature and the Company performed a valuation at the time of issuance which resulted in zero value, at that time, due to the high value of the conversion feature and a limited upside from the redemption premium.

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

The Company reviewed the modifications and concluded that the March 2020 Amendment will be treated as an extinguishment of the related April 2019 Bridge Notes and May 2019 Bridge Notes. The difference between the carrying value of the notes just prior to modification (the “Pre-modification Debt”) and the fair value of the notes just after modification (the “Post-modification Debt”) would be recorded as a gain or loss on extinguishment in the condensed consolidated statements of operations. The Company removed the carrying value of the Pre-modification Debt which included $1.0 million of unamortized debt discounts and beneficial conversion features of $0.5 million. The Company calculated the fair value of the Post-modification Debt to be $2.6 million. The Company reviewed whether or not a beneficial conversion feature existed on the Post-modification Debt but the calculation resulted in zero intrinsic value so no new beneficial conversion feature was recorded. Management also reviewed the Bridge Notes Redemption Feature of the post-modification notes but their fair value was zero so no derivative liability was recorded at the time of modification, however this will be reassessed at the end of each reporting period. As a result, the Company recorded a debt premium on the Post-modification Debt of $0.8 million and a loss on extinguishment of convertible notes of $1.2 million in the condensed consolidated statements of operations during the six months ended June 30, 2020.

During the three months ended June 30, 2020 and 2019, $1.8 million and $2.1 million, respectively, of bridge notes, plus interest, were converted into 3,480,148 and 756,588 shares of common stock of the Company, respectively. During the six months ended June 30, 2020 and 2019, $2.2 million and $4.2 million, respectively, of bridge notes, plus interest, were converted into 3,908,145 and 1,776,018 shares of common stock of the Company, respectively.

As a result of the bridge note conversions, the Company wrote off approximately $0.4 million of derivative liability, with an offset to additional paid-in capital, during the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2020 and 2019, the change in Bridge Note debt discounts and debt premiums was as follows:

(Dollars in thousands)	For the Three Months Ended June 30,
	2020		2019
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at April 1	$—	$679	$(1,053)	$91
Additions:	—	—	(2,086)	—
Deductions:
Amortization (accretion) (1)	—	(346)	55	(7)
Write-off related to note conversions (2)	—	(333)	926	(84)
Balance at June 30	$—	$—	$(2,158)	$—

	For the Six Months Ended June 30,
	2020		2019
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,796)	$—	$(1,111)	$647
Additions:	—	793	(2,086)	—
Deductions:
Amortization (accretion) (1)	703	(385)	113	(167)
Write-off related to note conversions (2)	138	(408)	926	(480)
Write-off related to note extinguishment (3)	955	—	—	—
Balance at June 30	$—	$—	$(2,158)	$—
(1)	Amortization/accretion is recognized as interest expense/income within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.
(3)	Write-offs associated with note extinguishment are recognized as a loss and included in loss on extinguishment of convertible notes in the condensed consolidated statements of operations.

Convertible Promissory Notes – Exchange Notes.

During the three and six months ended June 30, 2019, zero and $0.6 million, respectively, of previously issued convertible promissory notes (the “Exchange Notes”) were converted into zero and 155,351 shares of common stock of the Company, respectively.

As of June 30, 2020 and December 31, 2019, the outstanding balance of the Exchange Notes, net of discounts, was zero, respectively.

There was no Exchange Note activity during the three months ended June 30, 2019. During the six months ended June 30, 2019, the change in Exchange Note debt discounts was as follows:

(Dollars in thousands)
For the Six Months Ended June 30, 2019
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

As a result of Exchange Note conversions, during the three and six months ended June 30, 2019, the Company wrote off zero and less than $0.1 million, respectively, of derivative liability with an offset to additional paid-in capital.

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

During the three and six months ended June 30, 2019, the Company made no payments on the Crede Note. On April 16, 2019, the entire outstanding amount of $1.45 million was converted into 270,699 shares of common stock of the Company and as of June 30, 2020 and December 31, 2019, the remaining amount due on the Crede note was zero.

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

During the three and six months ended June 30, 2019, the Company made cash payments of zero and less than $0.1 million, respectively, on the Leviston Note.  During the three and six months ended June 30, 2019, $0.5 million and $0.7 million, respectively, of the Leviston Note was converted into 111,023 and 184,357 shares of common stock of the Company, respectively.

The remaining amount due on the Leviston Note was zero as of June 30, 2020 and December 31, 2019, respectively.

5. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at June 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Accrued expenses	$1,497	$1,268
Accrued compensation	430	247
Accrued interest	23	124
	$1,950	$1,639

During the three and six months ended June 30, 2019, the Company recorded gain on settlement of liability, net of $1.1 million and $1.3 million, respectively, from the settlement of obligations with certain vendors. There were no gains on settlement of liability recorded during the three and six months ended June 30, 2020.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2020 and December 31, 2019.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment of $1.95 million.  On July 10, 2019, the Court entered an order preliminarily approving the settlement. During the third quarter of 2019, both the Company and its insurance company paid their respective amounts of $0.27 million and $1.68 million, respectively, to an escrow account where the funds were held until they were approved for distribution. On June 3, 2020, the Court approved the settlement and entered an order of dismissal. As of the date the condensed consolidated financial statements were issued, the escrow funds have been released and this matter is closed.

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

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)	Classification on the Condensed Consolidated Balance Sheet	June 30, 2020	December 31, 2019

Assets:
Operating lease assets	Operating lease right-of-use assets, net	$409	$519
Finance lease assets	Property and equipment, net	198	184
Total lease assets		$607	$703

Liabilities:
Current:
Operating lease obligations	Current maturities of operating lease liabilities	$213	$209
Finance lease obligations	Current maturities of finance lease liabilities	43	52
Noncurrent:
Operating lease obligations	Operating lease liabilities, less current maturities	207	317
Finance lease obligations	Finance lease liabilities, less current maturities	115	119
Total lease liabilities		$578	$697

As of June 30, 2020 and December 31, 2019, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases		Finance Leases
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
2020	$118	$242	$29	$62
2021	241	241	50	38
2022	48	48	38	32
2023	35	35	28	28
2024	17	17	27	27
Thereafter	—	—	13	13
Total lease obligations	459	583	185	200
Less: Amount representing interest	(39)	(57)	(27)	(29)
Present value of net minimum lease obligations	420	526	158	171
Less, current portion	(213)	(209)	(43)	(52)
Long term portion	$207	$317	$115	$119

Other information as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Operating leases	2.2	2.8
Finance leases	4.1	4.3
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	8.22%	7.25%

During the six months ended June 30, 2020 and 2019, operating cash flows from operating leases was $0.1 million, respectively, and ROU assets obtained in exchange for operating lease liabilities was zero and $0.8 million, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and six months ended June 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.1 million in operating cash flows for the six months ended June 30, 2020 and 2019, respectively.

Finance Lease Costs

Finance leases are included in property and equipment, net and finance lease liabilities, less current maturities on the condensed consolidated balance sheets. The associated amortization expense and interest expense are included in the condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019. The balances within these accounts are less than $0.1 million, respectively.

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

During the three and six months ended June 30, 2020, the Company issued 3,480,148 and 3,908,145 shares of its common stock, respectively, in connection with the conversion of convertible notes, plus interest, totaling $1.8 million and $2.2 million, respectively. During the three and six months ended June 30, 2019, the Company issued 1,138,310 and 2,386,425 shares of its common stock, respectively, in connection with the conversion of convertible notes, plus interest, totaling $4.1 million and $7.3 million, respectively. See Note 4 – Convertible Notes.

LP Purchase Agreement

On September 7, 2018, the Company entered into a purchase agreement (the “LP Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement. Pursuant to the terms of the LP Purchase Agreement, on the agreement date, the Company issued 40,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP Commitment Shares”). Also on September 7, 2018, the Company entered into a registration rights agreement with Lincoln Park (the “LP Registration Rights Agreement”), pursuant to which on September 14, 2018, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 466,667 shares of common stock, which includes the LP Commitment Shares, that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on September 28, 2018. As of January 16, 2019, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On February 1, 2019, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 1,000,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was declared effective by the SEC on February 12, 2019. As of August 5, 2019, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On August 9, 2019, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 1,800,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. As of January 9, 2020, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On January 14, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 920,654 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. As of April 6, 2020, all 920,654 shares registered under this S-1 had been sold and/or issued to Lincoln Park.

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

As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received an aggregate of $9.4 million from the sale of common stock to Lincoln Park under the LP Purchase Agreement, including approximately: $1.4 million from the sale of 328,590 shares of common stock during 2018; $6.6 million from the sale of 2,778,077 shares of common stock during 2019; and, $0.1 million and $1.4 million from the sale of 110,642 and 1,040,654 shares of common stock during the three and six months ended June 30, 2020, respectively. As of April 6, 2020, all registered shares relating to the LP Agreement had been sold and/or issued to Lincoln Park and, effective April 13, 2020, the Company became eligible to sell additional shares to Lincoln Park pursuant to the LP 2020 Purchase Agreement, as discussed below.

LP 2020 Purchase Agreement

On March 26, 2020, the Company entered into a purchase agreement (the “LP 2020 Purchase Agreement”) and a registration rights agreement (the “LP 2020 Registration Rights Agreement”) with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 24 month term of the LP 2020 Purchase Agreement. Pursuant to the terms of the LP 2020 Purchase Agreement, on the agreement date, the Company issued 250,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP 2020 Commitment Shares”). Pursuant to the terms of the LP 2020 Registration Rights Agreement, on March 27, 2020, as amended on April 8, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 1,770,000 shares of common stock, which includes the LP 2020 Commitment Shares, that have been or may be issued to Lincoln Park under the LP 2020 Purchase Agreement. The Form S-1 was declared effective by the SEC on April 13, 2020. As of June 22, 2020, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On June 26, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 4,500,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was amended twice on July 7, 2020 and declared effective by the SEC on July 7, 2020. No shares registered under this S-1 had been sold and/or issued to Lincoln Park during the six months ended June 30, 2020.

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

Under applicable rules of The NASDAQ Capital Market, in no event may we issue or sell to Lincoln Park under the LP 2020 Purchase Agreement more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the LP 2020 Purchase Agreement (which is 1,774,024 shares, based on 8,870,129 shares outstanding immediately prior to the execution of the LP 2020 Purchase Agreement), which limitation we refer to as the Exchange Cap, unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the LP 2020 Purchase Agreement equals or exceeds $0.7306 (which represents the closing consolidated bid price of our common stock on March 25, 2020, plus an incremental amount to account for our issuance of the Commitment Shares to Lincoln Park), such that the transactions contemplated by the LP 2020 Purchase Agreement are exempt from the Exchange Cap limitation under applicable NASDAQ rules. In any event, the LP 2020 Purchase Agreement specifically provides that we may not issue or sell any shares of our common stock under the LP 2020 Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of The NASDAQ Capital Market.

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

As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received an aggregate of $4.9 million from the sale of common stock to Lincoln Park under the LP 2020 Purchase Agreement, including approximately; $1.2 million from the sale of 1,520,000 shares of common stock during the three and six months ended

June 30, 2020, respectively; and $3.7 million from the sale of 1,810,000 shares of common stock to Lincoln Park which were sold from July 1, 2020 through the date of issuance of this Quarterly Report on Form 10-Q.

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

There were no conversions of Series B Preferred Stock during the three and six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding.

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

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of June 30, 2020:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2015	December 2020	272	$747.00
(2)	2016	January 2021	596	$544.50
(3)	2017	June 2022	2,540	$41.25
(3)	2017	June 2022	500	$7.50
(4)	2017	June 2022	6,095	$105.00
(5)	2017	August 2022	25,201	$0.40
(6)	2017	August 2022	4,000	$46.88
(7)	2017	August 2022	47,995	$150.00
(7)	2017	August 2022	9,101	$7.50
(8)	2017	August 2022	16,664	$0.40
(8)	2017	August 2022	7,335	$0.40
(9)	2017	October 2022	666	$0.40
(10)	2018	October 2022	7,207	$112.50
(11)	2018	April 2023	69,964	$5.40
(11)	2018	April 2023	121,552	$5.40
(12)	2018	October 2022	15,466	$11.25
(13)	2018	July 2023	14,671	$5.40
(13)	2018	July 2023	14,672	$5.40
(13)	2018	August 2023	36,334	$5.40
(13)	2018	August 2023	36,334	$5.40
(13)	2018	September 2023	19,816	$5.40
(13)	2018	September 2023	20,903	$5.40
(14)	2018	November 2023	75,788	$5.40
(14)	2018	December 2023	51,282	$5.40
(15)	2019	April 2024	147,472	$5.40
(16)	2019	May 2024	154,343	$9.56
			906,769

(1)	These warrants were issued in connection with an offering which was completed in July 2015.
(2)	These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of June 30, 2020, 357 warrants are recorded as a liability, See Note 9 – Fair Value for further discussion, and 239 are treated as equity.
(3)	These warrants were issued in connection with a June 2017 merger transaction (the “Merger”).
(4)	These warrants were issued in connection with the Merger.
(5)	These warrants were issued in connection with an underwritten public offering completed on August 28, 2017 (the “August 2017 Offering”) and are the August 2017 Offering Warrants discussed below.
(6)	These warrants were issued in connection with the August 2017 Offering.
(7)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering.
(8)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.
(9)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.
(10)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.

(11)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.
(12)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.
(13)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.
(14)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment Agreement and are the Q4 2018 Warrants discussed below.
(15)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment No. 2 Agreement and are the April 2019 Warrants discussed below.
(16)	These warrants were issued in connection with the May 2019 Bridge Notes and are the May 2019 Warrants discussed below.

During the three and six months ended June 30, 2020, 832 and 2,420 warrants expired, respectively. These warrants had been issued in connection with transactions which were completed in October 2014 and February 2015.

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

There were 6,800 August 2017 Offering Warrants exercised during the three and six months ended June 30, 2019, respectively, for proceeds to the Company of approximately $15,000, respectively. During the three and six months ended June 30, 2019, the intrinsic value of the August 2017 Offering Warrants exercised was $36,000, respectively.

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

Series C Warrants

In connection with a Series C preferred stock offering during 2017, the Company issued 130,857 warrants at an original exercise price of $24.45, which contain a down round provision (the “Series C Warrants”).

There were 25,037 Series C Warrants exercised during both the three and six months ended June 30, 2019 for proceeds to the Company of approximately $56,000. During the three and six months ended June 30, 2019, the intrinsic value of the Series C Warrants exercised was approximately $43,000, respectively.

There were no Series C Warrants outstanding at June 30, 2020 or December 31, 2019.

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

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the April 2018 Warrants was adjusted to $5.40 and all April 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the April 2018 Warrants was calculated to be an expense of approximately $0.7 million which is included in loss on modification of warrants in the consolidated statements of operations for the three and six months ended June 30, 2019.

There were 51,708 April 2018 Warrants exercised during the three and six months ended June 30, 2019, respectively, for proceeds to the Company of approximately $279,000, respectively. During the six months ended June 30, 2019, the intrinsic value of the April 2018 Warrants exercised was approximately $128,000.

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

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the Q3 2018 Warrants was adjusted to $5.40 and all Q3 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the Q3 2018 Warrants was calculated to be an expense of approximately $0.4 million which is included in loss on modification of warrants in the consolidated statements of operations for the three and six months ended June 30, 2019.

There were 53,610 Q3 2018 Warrants exercised during the three and six months ended June 30, 2019, respectively, for proceeds to the Company of approximately $290,000, respectively. During the six months ended June 30, 2019, the intrinsic value of the Q3 2018 Warrants exercised was approximately $133,382.

Q4 2018 Warrants

In connection with the issuance Bridge Notes during the fourth quarter of 2018, the Company issued 300,115 warrants with an exercise price of $5.40 at time of issuance and a five-year term (the “Q4 2018 Warrants”).

There were 173,045 Q4 2018 Warrants exercised during the three and six months ended June 30, 2019, respectively, for proceeds to the Company of approximately $935,000, respectively. During the six months ended June 30, 2019, the intrinsic value of the Q4 2018 Warrants exercised was approximately $489,000.

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

There were no deemed dividends during the three months ended June 30, 2020 or the three and six months ended June 30, 2019. The following represents a summary of the dividends recorded for the six months ended June 30, 2020:

Amount Recorded
Deemed Dividends	(in thousands)

Dividends resulting from the March 2020 Amendment
Deemed Dividend A	$3,333
Deemed Dividend B	6
Deemed Dividend C	*
Deemed Dividend D	5

For the six months ended June 30, 2020	$3,344

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

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants remain outstanding as of June 30, 2020.

In March 2018, a portion of the 2016 Warrant Liability was part of a settlement agreement pursuant to a lawsuit that was filed against the Company by one of the warrant holders. As such, approximately $0.4 million of the warrant liability, representing 1,347 warrants, was canceled on the date of the settlement agreement.

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of June 30, 2020, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of 0.5 years; annual volatility of 119%; and a risk-free interest rate of 0.18%. As of December 31, 2019, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of one year; annual volatility of 140%; and a risk-free interest rate of 1.59%.

Bridge Note Warrant Liabilities

During 2018 and 2019, the Company issued warrants in connection with the issuance of Bridge Notes. All of these warrants issuances were classified as warrant liabilities (the “Bridge Note Warrant Liabilities”). See Note 4 - Convertible Notes for further discussion.

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of June 30, 2020, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 1.81 to 3.87 years; annual volatility of 123% to 159%; and risk free rate of 0.16% to 0.24%.

During the three and six months ended June 30, 2020 and 2019, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended June 30, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at April 1	$58	$344	$402
Total (gains) losses:
Revaluation recognized in earnings	(19)	391	372
Balance at June 30	$39	$735	$774

	Three Months Ended June 30, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at April 1	$93	$799	$892
Additions:	–	1,858	1,858
Total (gains) losses:
Revaluation recognized in earnings	(7)	829	822
Modification recognized in earnings	–	1,128	1,128
Deductions – warrant exercises	–	(2,364)	(2,364)
Balance at June 30	$86	$2,250	$2,336

Dollars in Thousands
	Six Months Ended June 30, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$70	$1,268	$1,338
Total gains:
Revaluation recognized in earnings	(31)	(533)	(564)
Balance at June 30	$39	$735	$774

	Six Months Ended June 30, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$116	$1,016	$1,132
Additions:	–	1,858	1,858
Total (gains) losses:
Revaluation recognized in earnings	(30)	612	582
Modification recognized in earnings	–	1,128	1,128
Deductions – warrant liability settlement	–	(2,364)	(2,364)
Balance at June 30	$86	$2,250	$2,336

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

During the three and six months ended June 30, 2020, the change in the fair value of the derivative liabilities was zero. During the three and six months ended June 30, 2019, the change in the fair value of the derivative liabilities measured using significant unobservable inputs (Level 3) was comprised of the following:

(Dollars in thousands)
	Three Months Ended June 30, 2019
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at April 1	$—	$—	$—
Deductions - write-off in conjunction with convertible note conversions	(438)	—	(438)
Total loss:
Revaluation recognized in earnings	438	—	438
Balance at June 30	$—	$—	$—

	Six Months Ended June 30, 2019
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$30	$32	$62
Deductions - write-off in conjunction with convertible note conversions	(438)	(39)	(477)
Total loss:
Revaluation recognized in earnings	408	7	415
Balance at June 30	$—	$—	$—

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

Amendment of the 2017 Stock Option and Incentive Plan

On January 31, 2018, at a special meeting of the stockholders of the Company, the stockholders approved an amendment and restatement of the 2017 Plan to:

●	increase the aggregate number of shares authorized for issuance under the 2017 Plan by 359,300 shares;
●	increase the maximum number of shares that may be granted in the form of stock options or stock appreciation rights to any one individual in any one calendar year and the maximum number of shares underlying any award intended to qualify as performance-based compensation to any one individual in any performance cycle, in each case to 66,666 shares of common stock; and
●	add an “evergreen” provision, pursuant to which the aggregate number of shares authorized for issuance under the 2017 Plan will be automatically increased each year beginning on January 1, 2019 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding

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

During the six months ended June 30, 2020, the Company granted stock options to purchase up to 325,050 shares of common stock at a weighted average exercise price of $2.13. The following table summarizes stock option activity under our plans during the six months ended June 30, 2020:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2020	490,330	$8.30
Granted	325,050	2.13
Forfeited	(24,147)	5.04
Outstanding at June 30, 2020	791,233	$5.87
Exercisable at June 30, 2020	277,941	$10.40

As of June 30, 2020, there were 662,910 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 8.7 years.

During the six months ended June 30, 2019, there were 285,364 options granted with a weighted average exercise price of $2.37 and 9,017 options forfeited with a weighted average exercise price of $6.92.

For the three and six months ended June 30, 2020, we recorded compensation expense for all stock awards of $0.1 million and $0.3 million, respectively, within operating expense in the accompanying statements of operations. For the three and six months ended June 30, 2019, we recorded compensation expense for all stock awards of $0.1 million and $0.3 million, respectively. As of June 30, 2020, the unrecognized compensation expense related to unvested stock awards was $2.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and six months ended June 30, 2020 and 2019 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Three Months Ended June 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$16	$9	$—	$—	$16	$9
Medicare	643	450	—	—	643	450
Self-pay	86	11	—	—	86	11
Third party payers	847	451	—	—	847	451
Contract diagnostics	—	—	24	274	24	274
Service revenue, net	$1,592	$921	$24	$274	$1,616	$1,195

	For the Six Months Ended June 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$25	$12	$—	$—	$25	$12
Medicare	1,168	844	—	—	1,168	844
Self-pay	136	15	—	—	136	15
Third party payers	1,363	807	—	—	1,363	807
Contract diagnostics	—	—	382	427	382	427
Service revenue, net	$2,692	$1,678	$382	$427	$3,074	$2,105

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended June 30, 2020 and December 31, 2019, the deferred revenue was zero and $35,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2020	2019	2020	2019	2020	2019
Medicaid	$16	$12	$—	$(3)	$16	$9
Medicare	643	467	—	(17)	643	450
Self-pay	89	11	(3)	—	86	11
Third party payers	2,949	1,571	(2,102)	(1,120)	847	451
Contract diagnostics	24	274	—	—	24	274
	3,721	2,335	(2,105)	(1,140)	1,616	1,195
Clinical research grants and other	29	4	—	—	29	4
	$3,750	$2,339	$(2,105)	$(1,140)	$1,645	$1,199

(dollars in thousands)	For the Six Months Ended June 30,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2020	2019	2020	2019	2020	2019
Medicaid	$25	$15	$—	$(3)	$25	$12
Medicare	1,168	861	—	(17)	1,168	844
Self-pay	139	15	(3)	—	136	15
Third party payers	4,757	2,588	(3,394)	(1,781)	1,363	807
Contract diagnostics	382	427	—	—	382	427
	6,471	3,906	(3,397)	(1,801)	3,074	2,105
Clinical research grants and other	53	11	—	—	53	11
	$6,524	$3,917	$(3,397)	$(1,801)	$3,127	$2,116

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$16	$9	$(16)	$(9)	$—	$—
Medicare	643	450	(97)	(68)	546	382
Self-pay	86	11	—	—	86	11
Third party payers	847	451	(224)	(180)	623	271
Contract diagnostics	24	274	—	—	24	274
	1,616	1,195	(337)	(257)	1,279	938
Clinical research grants and other	29	4	—	—	29	4
	$1,645	$1,199	$(337)	$(257)	$1,308	$942

	For the Six Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$25	$12	$(24)	$(12)	$1	$—
Medicare	1,168	844	(175)	(127)	993	717
Self-pay	136	15	—	—	136	15
Third party payers	1,363	807	(404)	(322)	959	485
Contract diagnostics	382	427	—	—	382	427
	3,074	2,105	(603)	(461)	2,471	1,644
Clinical research grants and other	53	11	—	—	53	11
	$3,127	$2,116	$(603)	$(461)	$2,524	$1,655

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

The following summarizes the mix of receivables:

(dollars in thousands)	June 30, 2020	December 31, 2019
Medicaid	$128	$107
Medicare	1,166	814
Self-pay	215	88
Third party payers	2,861	2,203
Contract diagnostic services	264	36
	$4,634	$3,248
Less allowance for doubtful accounts	(3,280)	(2,674)
Accounts receivable, net	$1,354	$574

The following table presents the roll-forward of the allowance for doubtful accounts for the six months ended June 30, 2020.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2020		$(2,674)
Collection Allowance:
Medicaid	$(24)
Medicare	(175)
Third party payers	(404)
	(603)
Bad debt expense	$(3)
Total charges		(606)
Balance, June 30, 2020		$(3,280)

Customer Revenue and Accounts Receivable Concentration

Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales				Accounts receivable, as of
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019

Customer A	*	*	13%	*	14%	*
Customer B	*	11%	*	*	*	17%
Customer C	11%	*	*	*	*	12%
Customer D	*	29%	*	26%	*	*
Customer E	12%	*	11%	*	10%	*

* represents less than 10%

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2020 through the date the condensed consolidated financial statements were issued and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the Securities and Exchange Commission on March 27, 2020. Results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be attained in the future.

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

In April 2020, we formed the Joint Venture with Poplar. Poplar provides specialized laboratory testing services to a nationwide client base of gastroenterologists, dermatologists, oncologists, urologists, gynecologists and their patients. The business purpose of the Joint Venture is to facilitate and capitalize on the combined capabilities, resources and healthcare industry relationships of its members by partnering, promoting and providing oncology services to office based physicians, hospitals and medical centers. Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51 % ownership.

Recent Developments

Nasdaq Compliance

On April 29, 2020, Precipio, Inc. received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of the Company’s common stock for the preceding 30 consecutive business days (March 17, 2020 to April 28, 2020), the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2). The Notice had no immediate effect on the listing of Precipio’s common stock and the Company had until December 28, 2020 to regain compliance with the Minimum Bid Price Requirement.

On June 29, 2020, the Company received a letter from Nasdaq stating that because the Company’s shares had a closing bid price at or above $1.00 per share for a minimum of ten (10) consecutive business days, the Company’s stock had regained compliance with the Minimum Bid Price Requirement for continued listing on Nasdaq, and that the matter is now closed.

Business Activities

On July 30, 2020, the Company announced that it entered into an agreement with ADS Biotec, a US company based in Omaha, Nebraska, to distribute its FDA-authorized COVID-19 serology antibody tests that recently received EUA (Emergency Use Authorization). Distribution of the product will take place in the US as well as in other markets worldwide. We will begin rolling out these antibody tests initially as a CLIA test run in our laboratory (expected launch August); then further roll out (pending further FDA authorization) to physician offices as a POC (point-of-care) test; and finally, through distribution via various retail channels for at-home, DTC (direct-to-consumer) use.

Virus vs. Antibody test

While both the active virus and antibody tests are important elements of controlling the pandemic, antibody testing is key to enabling society to return to full functionality. The antibody test for IgM and IgG detects the body's immune response to the infection caused by the virus. As stated by the FDA, antibody tests could play a role in the fight against COVID-19 by helping healthcare professionals identify individuals who may have developed an immune response to the SARS-CoV-2 virus.  This is a key to returning our children to schools, adults to work, opening up the economy and resuming life as we knew it prior to the pandemic.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of June 30, 2020, the Company had a net loss of $5.4 million, negative working capital of $2.7 million and net cash used in operating activities of $3.6 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to COVID-19, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On March 26, 2020, the Company entered into a second purchase agreement with Lincoln Park (the “LP 2020 Purchase Agreement”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $4.9 million from the LP 2020 Purchase Agreement from the sale of 3,330,000 shares of common stock to Lincoln Park from April 1, 2020 through the date of issuance of this Form 10-Q, leaving the Company an additional $5.1 million to draw upon in the coming year; and
●	The Company filed with the SEC a registration statement on Form S-3 on March 27, 2020, as amended on April 9, 2020, to register an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants to purchase common stock, preferred stock or debt securities as shall have an aggregate initial offering price not to exceed $50 million. This registration statement was declared effective by the SEC on April 13, 2020 and allows the Company, from time to time, to offer up to $50 million of any combination of the securities described in the Form S-3 in one or more offerings. In order for the Company to utilize the effective S-3, it will have to file subsequent prospectus supplement(s) with regard to the securities it will offer, as applicable from time to time. As of the date of issuance of this Form 10-Q, no subsequent prospectus supplements to this effect have been filed by the Company.

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

Outlook - COVID-19 related

The COVID-19 outbreak, which spread worldwide in the first quarter of 2020, has caused significant business disruption. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company's customers, employees and vendors, all of which are uncertain and cannot be predicted. These uncertainties could have a material adverse effect on our business, financial condition or results of operations. We have been actively monitoring the COVID-19 situation and its impact on the global economy and the Company. As the global pandemic evolves, we will continue to monitor the extent to which COVID-19 impacts our revenues, expenses and liquidity.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2020	2019	$	%
Service revenue, net, less allowance for doubtful accounts	$1,279	$938	$341	36%
Other	29	4	25	625%
Net Sales	$1,308	$942	$366	39%

Net sales for the three months ended June 30, 2020 were approximately $1.3 million, an increase of $0.4 million as compared to the same period in 2019. During the three months ended June 30, 2020, service revenue, less allowance for doubtful accounts, increased due to patient diagnostic service revenue which had an increase of $0.6 million as compared to the same period in 2019 due to an increase in cases processed. We billed 785 cases during the three months ended June 30, 2020 as compared to 445 cases during the same period in 2019, or a 76% increase in cases. The increase in volume is the result of increased sales personnel. The increase in patient diagnostic service revenue was partially offset by a decrease of $0.3 million in contract diagnostics revenue for the three months ended June 30, 2020 as compared to the same period in 2019.  Other revenue increased less than $0.1 million for the three months ended June 30, 2020 as compared to the same period in 2019

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $1.1 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively. Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs, partially offset by a decrease in contract diagnostic costs, which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2020	2019	2020	2019
Gross Profit	$171	$172	13%	18%

Gross margin was 13% of total net sales, for the three months ended June 30, 2020, compared to 18% of total net sales for the same period in 2019. The gross profit was $0.2 million during the three months ended June 30, 2020 and 2019, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses decreased by less than $0.1 million to $2.4 million for the three months ended June 30, 2020 as compared to the same period in 2019. This decrease includes a decrease of $0.2 million in general and administrative professional fees partially offset by a $0.1 million increase in sales and marketing costs, which is primarily increased personnel costs related to our increase in patient diagnostic service revenues.

Other Income (Expense). We recorded other income, net of less than $0.1 million and other expense, net of $3.6 million for the three months ended June 30, 2020 and 2019, respectively. The current year period net income of less than $0.1 million includes $0.3 million of interest income from the accretion of debt premiums related to convertible notes and $0.2 million of other income. Approximately $0.1 million of the other income is funds we received from the U.S. Department of Health and Human Services (“HHS”). As part of the CARES Act, HHS distributed funds to healthcare providers that received Medicare fee-for-service reimbursements in 2019. The payments from HHS are not loans and will not be required to be repaid.  The other income items were partially offset by approximately $0.4 million of expense recorded on warrant revaluations and $0.1 million of interest expense. During the three months ended June 30, 2019, other expense, net of $3.6 million included expense from warrant and derivative revaluations of $2.4 million, a loss on issuance of convertible notes of $1.9 million, a loss on litigation of $0.3 million and net interest expense of approximately $0.2 million. These expense items were partially offset by gains on settlements of liabilities of $1.1 million.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2020	2019	$	%
Service revenue, net, less allowance for doubtful accounts	$2,471	$1,644	$827	50%
Other	53	11	42	382%
Net Sales	$2,524	$1,655	$869	53%

Net sales for the six months ended June 30, 2020 were approximately $2.5 million, an increase of $0.9 million as compared to the same period in 2019. During the six months ended June 30, 2020, service revenue, less allowance for doubtful accounts, increased due to patient diagnostic service revenue which had an increase of $0.9 million as compared to the same period in 2019 due to an increase in cases processed. We billed 1,440 cases during the six months ended June 30, 2020 as compared to 805 cases during the same period in 2019, or a 79% increase in cases. The increase in volume is the result of increased sales personnel. The increase in patient diagnostic service revenue was partially offset by a decrease of less than $0.1 million in contract diagnostics revenue for the six months ended June 30, 2020 as compared to the same period in 2019.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $2.2 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs, partially offset by a decrease in contract diagnostic costs, which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2020	2019	2020	2019
Gross Profit	$296	210	12%	13%

Gross margin was 12% of total net sales, for the six months ended June 30, 2020, compared to 13% of total net sales for the same period in 2019. The gross profit was $0.3 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.2 million to $4.8 million for the six months ended June 30, 2020 as compared to the same period in 2019. The increase includes an increase of $0.5 million in sales and marketing costs, which are primarily increased personnel costs related to our increase in patient diagnostic service revenues, partially offset by a decrease of $0.3 million in general and administrative professional fees.

Other Income (Expense). We recorded other expense, net of $1.0 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively. The current year period net expense of $1.0 million includes $0.3 million of interest expense from the amortization of debt discounts, net of accretion of debt premiums, related to convertible notes, $0.2 million of other interest expense and a $1.2 million expense for loss on extinguishment of convertible notes which was recorded in conjunction with the March 2020 Amendment.  These expenses were partially offset by $0.5 million of income recorded on warrant revaluations and $0.2 million of other income.

During the six months ended June 30, 2019, other expense, net of $3.2 million included expense from warrant and derivative revaluations of $2.1 million, a loss on issuance of convertible notes of $1.9 million, a loss on litigation of $0.3 million and net interest expense of approximately $0.2 million. These expense items were partially offset by gains on settlements of liabilities of $1.3 million.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	June 30, 2020	December 31, 2019	Change
Current assets (including cash of $353 and $848 respectively)	$2,015	$1,878	$137
Current liabilities	4,680	4,334	346
Working capital	$(2,665)	$(2,456)	$(209)

During the six months ended June 30, 2020 we received gross proceeds of $2.6 million from sale of 2,810,654 shares of our common stock. We also converted $2.2 million of convertible notes, including interest, into 3,908,145 shares of our common stock.

Analysis of Cash Flows – Six Months Ended June 30, 2020 and 2019

Net Change in Cash. Cash decreased by $0.5 million and increased by $0.8 million during the six months ended June 30, 2020 and 2019, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $3.6 million during the six months ended June 30, 2020 included a net loss of $5.4 million, an increase in accounts receivable of $1.4 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by an increase in accounts payable of $0.1 million, a decrease in other assets of $0.2 million, an increase in accrued expenses and other liabilities of $0.5 million and non-cash adjustments of $2.5 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, changes in provision for losses on doubtful accounts, warrant revaluations, stock based compensation, and loss on extinguishment of convertible notes. The cash flows used in operating activities in the six months ended June 30, 2019 included the net loss of $7.6 million an increase in accounts receivable of $0.7 million, a decrease in accounts payable of $1.3 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by an increase in accrued expenses and other liabilities of $0.1 million, a decrease in inventories of $0.2 million and non-cash adjustments of $4.5 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were less than $0.1 million for the six months ended June 30, 2020 and 2019, respectively, resulting from purchases of property and equipment partially offset by proceeds from sales of fixed assets.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $3.1 million for the six months ended June 30, 2020, which included proceeds of $2.6 million from the issuance of common stock and proceeds of $0.8 million from the PPP Loan. These proceeds were partially offset by payments on our long-term debt and finance lease obligations of $0.3 million.  Cash flows provided by financing activities totaled $5.7 million for the six months ended June 30, 2019, which included proceeds of $2.4 million from the issuance of common stock, $1.6 million from the exercise of warrants and $2.1 million from the issuance of convertible notes. These proceeds were partially offset by payments on our long-term debt of $0.2 million and payments for our finance lease obligations and deferred financing costs of $0.2 million.

Off-Balance Sheet Arrangements

At each of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 27, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2020 and December 31, 2019.

On February 17, 2017, Jesse Campbell (“Campbell”) filed a lawsuit individually and on behalf of others similarly situated against us in the District Court for the District of Nebraska alleging we had a materially incomplete and misleading proxy relating to a potential merger and that the merger agreement’s deal protection provisions deter superior offers.  On June 21, 2019, the parties filed a stipulation of settlement, in which defendants are released from all claims and expressly deny that that they have committed any act or omission giving rise to any liability.  The stipulation includes a settlement payment of $1.95 million.  On July 10, 2019, the Court entered an order preliminarily approving the settlement.  During the third quarter of 2019, both the Company and its insurance company paid their respective amounts of $0.27 million and $1.68 million, respectively, to an escrow account where the funds were held until they were approved for distribution. On June 3, 2020, the Court approved the settlement and entered an order of dismissal. As of the date the condensed consolidated financial statements were issued, the escrow funds have been released and this matter is closed.

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

We have incurred losses since our inception and expect to incur losses in the future. As of June 30, 2020, we had a net loss of $5.4 million, negative working capital of $2.7 million and net cash used in operating activities of $3.6 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of June 30, 2020, our cash balance was $0.4 million and our working capital was approximately negative $2.7 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

On April 29, 2020, we received a letter from Nasdaq notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. As a result, we were notified by Nasdaq that we were not in compliance with the Bid Price Rule. Nasdaq provided us until December 28, 2020 to regain compliance with the Bid Price Rule.

On June 29, 2020, the Company received a letter from Nasdaq stating that because the Company’s shares had a closing bid price at or above $1.00 per share for a minimum of ten (10) consecutive business days, the Company’s stock had regained compliance with the Minimum Bid Price Requirement for continued listing on Nasdaq, and that the matter is now closed.

We are currently in compliance with NASDAQ listing requirements, however, if NASDAQ were to delist our securities, we could face significant consequences, including:

●	a limited availability for market quotations for our securities;
●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading;
●	activity in the secondary trading market for our common stock;
●	limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of July 2020, that outbreak has led to numerous confirmed cases worldwide, including in the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

The progression of the outbreak and its effects on our business and operations are uncertain. While we can only estimate the financial impacts to our business, based on current data, we have experienced business interruptions in certain urban markets that continue to range from 30% to 85%.  With the understanding that it is extremely difficult to project the full and ongoing impact of state-by-state quarantine and shelter-in-place orders, we anticipate that such rules and restrictions on businesses will continue through the second quarter of 2020 and quite possibly beyond, in various degrees, as the country re-opens state by state, county by county and city by city. Returning to normalcy is conditioned on many factors surrounding the control and or eradication of COVID-19.  As such, we are unable to provide additional insight on the impact to our business at this time.

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

The term of the PPP Loan is two years. The interest rate on the PPP Loan is 1.00% and payments are deferred for the first six months of the term of the loan. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intends to use all or a significant majority of the PPP Loan amount for qualifying expenses but no assurance is provided that the Company will obtain forgiveness of the

PPP Loan in whole or in part. If forgiveness is not granted, the PPP Loan, in whole or in part, will need to be repaid by the Company, which could have an adverse effect on our future cash flows and financial position.

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

PRECIPIO, INC.

Date: August 13, 2020	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)