Form 10-Q
period 2020-09-30
Precipio, Inc.
filed 2020-11-13
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the number of shares of common stock outstanding was 17,226,916.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2020
	(unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$2,158	$848
Accounts receivable, net	1,086	574
Inventories	280	184
Other current assets	444	272
Total current assets	3,968	1,878

PROPERTY AND EQUIPMENT, NET	460	431

OTHER ASSETS:
Operating lease right-of-use assets	358	519
Intangibles, net	15,904	16,658
Other assets	27	25
Total assets	$20,717	$19,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$530	$321
Current maturities of convertible notes, less debt discounts and debt issuance costs	—	142
Current maturities of finance lease liabilities	37	52
Current maturities of operating lease liabilities	219	209
Accounts payable	1,829	1,936
Accrued expenses	1,804	1,639
Deferred revenue	48	35
Total current liabilities	4,467	4,334
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	500	198
Finance lease liabilities, less current maturities	108	119
Operating lease liabilities, less current maturities	150	317
Common stock warrant liabilities	1,631	1,338
Total liabilities	6,856	6,306
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at September 30, 2020 and December 31, 2019, 47 shares issued and outstanding at September 30, 2020 and December 31, 2019, liquidation preference of $288 at September 30, 2020	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2020 and December 31, 2019, 16,676,916 and 7,898,117 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	167	79
Additional paid-in capital	83,362	74,065
Accumulated deficit	(69,695)	(60,939)
Total Precipio, Inc. stockholders’ equity	13,834	13,205
Noncontrolling interest in joint venture	27	—
Total stockholders’ equity	13,861	13,205
Total liabilities and stockholders’ equity	$20,717	$19,511

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SALES:
Service revenue, net	$1,998	$1,020	$5,072	$3,125
Other	51	26	104	37
Revenue, net of contractual allowances and adjustments	2,049	1,046	5,176	3,162
less allowance for doubtful accounts	(422)	(262)	(1,025)	(723)
Net sales	1,627	784	4,151	2,439
COST OF SALES:
Cost of service revenue	1,244	756	3,472	2,201
Other	6	–	6	–
Total cost of sales	1,250	756	3,478	2,201
Gross profit	377	28	673	238
OPERATING EXPENSES:
Operating expenses	2,809	2,391	7,567	6,955
OPERATING LOSS	(2,432)	(2,363)	(6,894)	(6,717)
OTHER (EXPENSE) INCOME:
Interest expense, net	(3)	(97)	(470)	(298)
Warrant revaluation	(857)	563	(293)	(19)
Loss on modification of warrants	–	–	–	(1,128)
Derivative revaluation	–	–	–	(415)
Gain on settlement of liability, net	–	–	–	1,251
Loss on extinguishment of debt	–	–	(1,225)	–
Loss on litigation	–	–	–	(266)
Loss on issuance of convertible notes	–	–	–	(1,870)
Other income	–	–	153	–
Total other (expense) income	(860)	466	(1,835)	(2,745)
LOSS BEFORE INCOME TAXES	(3,292)	(1,897)	(8,729)	(9,462)
INCOME TAX BENEFIT	–	–	–	–
NET LOSS	(3,292)	(1,897)	(8,729)	(9,462)

Less: Net income attributable to noncontrolling interest in joint venture	(10)	–	(27)	–
Deemed dividends related to beneficial conversion feature of preferred stock and fair value of warrant down round features	–	–	(3,344)	–
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(3,302)	$(1,897)	$(12,100)	$(9,462)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.21)	$(0.31)	$(1.01)	$(1.85)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	16,007,025	6,186,119	11,925,642	5,104,397

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, July 1, 2020	47	$—	14,616,916	$146	$78,857	$(66,393)	$12,610	$17	$12,627
Net (loss) income	—	—	—	—	—	(3,302)	(3,302)	10	(3,292)
Issuance of common stock in connection with purchase agreements	—	—	2,060,000	21	4,293	—	4,314	—	4,314
Stock-based compensation	—	—	—	—	212	—	212	—	212
Balance, September 30, 2020	47	$—	16,676,916	$167	$83,362	$(69,695)	$13,834	$27	$13,861

	For the Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2020	47	$—	7,898,117	$79	$74,065	$(60,939)	$13,205	$—	$13,205
Net (loss) income	—	—	—	—	—	(8,756)	(8,756)	27	(8,729)
Conversion of convertible notes into common stock	—	—	3,908,145	39	2,137	—	2,176	—	2,176
Issuance of common stock in connection with purchase agreements	—	—	4,870,654	49	6,872	—	6,921	—	6,921
Write-off debt premiums (net of debt discounts) in conjunction with convertible note conversions	—	—	—	—	270	—	270	—	270
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	(523)	—	(523)	—	(523)
Stock-based compensation	—	—	—	—	541	—	541	—	541
Balance, September 30, 2020	47	$—	16,676,916	$167	$83,362	$(69,695)	$13,834	$27	$13,861

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, July 1, 2019	47	$—	5,993,369	$60	$69,428	$(55,261)	$14,227	$—	$14,227
Net loss	—	—	—	—	—	(1,897)	(1,897)	—	(1,897)
Conversion of convertible notes into common stock	—	—	52,748	—	118	—	118	—	118
Issuance of common stock in connection with purchase agreements	—	—	1,090,000	11	2,750	—	2,761	—	2,761
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(63)	—	(63)	—	(63)
Stock-based compensation	—	—	—	—	148	—	148	—	148
Balance, September 30, 2019	47	$—	7,136,117	$71	$72,381	$(57,158)	$15,294	$—	$15,294

	For the Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2019	47	$—	2,298,738	$23	$53,796	$(47,696)	$6,123	$—	$6,123
Net loss	—	—	—	—	—	(9,462)	(9,462)	—	(9,462)
Conversion of convertible notes into common stock	—	—	2,439,173	24	7,366	—	7,390	—	7,390
Issuance of common stock in connection with purchase agreements	—	—	2,088,077	21	5,150	—	5,171	—	5,171
Issuance of common stock upon exercise of warrants	—	—	310,200	3	1,572	—	1,575	—	1,575
Write-off warrant liability in conjunction with warrant exercises	—	—	—	—	2,364	—	2,364	—	2,364
Beneficial conversion feature on issuance of convertible notes	—	—	—	—	1,792	—	1,792	—	1,792
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(590)	—	(590)	—	(590)
Write-off debt derivative liability in conjunction with convertible note conversions	—	—	—	—	477	—	477	—	477
Stock-based compensation	—	—	—	—	455	—	455	—	455
Payment of fractional common shares in conjunction with reverse stock split	—	—	(71)	—	(1)	—	(1)	—	(1)
Balance, September 30, 2019	47	$—	7,136,117	$71	$72,381	$(57,158)	$15,294	$—	$15,294

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,729)	$(9,462)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	829	838
Amortization of operating lease right-of-use asset	161	176
Amortization of finance lease right-of-use asset	38	46
Amortization (accretion) of deferred financing costs, debt discounts and debt premiums	319	(8)
Gain on settlement of liability, net	—	(1,251)
Loss on litigation	—	266
Loss on issuance of convertible notes	—	1,870
Loss on extinguishment of convertible notes	1,225	—
Stock-based compensation	541	455
Provision for losses on doubtful accounts	1,025	724
Warrant revaluation	293	19
Loss on modification of warrants	—	1,128
Derivative revaluation	—	415
Gain from sale of fixed asset	(55)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,537)	(727)
Inventories	(96)	15
Other assets	(151)	302
Accounts payable	(107)	(1,624)
Operating lease liabilities	(157)	(170)
Accrued expenses and other liabilities	418	(13)
Net cash used in operating activities	(5,983)	(7,001)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(121)	(49)
Proceeds from sale of fixed asset	55	—
Net cash used in investing activities	(66)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(47)	(44)
Payment of deferred financing costs	—	(120)
Payment of fractional common shares in conjunction with reverse stock split	—	(1)
Issuance of common stock, net of issuance costs	6,921	5,171
Proceeds from exercise of warrants	—	1,575
Proceeds from long-term debt	787	—
Proceeds from convertible notes	—	2,150
Principal payments on convertible notes	—	(50)
Principal payments on long-term debt	(302)	(329)
Net cash flows provided by financing activities	7,359	8,352
NET CHANGE IN CASH	1,310	1,302
CASH AT BEGINNING OF PERIOD	848	381
CASH AT END OF PERIOD	$2,158	$1,683

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$25	$27

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	—	4
Equipment financed through finance lease obligations	21	23
Discount of 9% on issuance of convertible bridge notes	—	188
Conversion of convertible debt, plus interest, into common stock	2,176	7,390
Beneficial conversion feature on issuance of convertible notes	—	1,792
Initial valuation of derivative liability recorded in conjunction with issuance of convertible notes	—	1,858
Liabilities exchanged for convertible notes	—	2,150
Prepaid insurance financed with loan	23	434
Write-off of beneficial conversion feature in conjunction with convertible note extinguishment	523	—
Right-of-use assets obtained in exchange for lease obligations	—	750
Write-off warrant liability in conjunction with warrant exercises	—	2,364
Write-off of debt discounts (net debt premiums) in conjunction with convertible note conversions	(270)	590
Write-off of derivative liability in conjunction with convertible note conversions	—	477

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2020 and 2019

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

Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51 % ownership. Pursuant to the Limited Liability Company Agreement, Poplar, at any time, has the right to require Precipio SPV to purchase all, but not less than all, of Poplar’s shares in the Joint Venture (the “Poplar Put Right”). The purchase price for Poplar’s shares shall be $1.00 per share, or fifty-one dollars, and Precipio SPV would, therefore, become the sole 100% owner of the Joint Venture at the time the Poplar Put Right became effective. The Company has determined that it holds a variable interest in the Joint Venture and is the primary beneficiary of the variable interest entity (“VIE”). See Note 2 - Summary of Significant Accounting Policies for further discussion regarding consolidation of variable interest entities.

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of September 30, 2020, the Company had a net loss of $8.7 million, negative working capital of $0.5 million and net cash used in operating activities of $6.0 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On March 26, 2020, the Company entered into a second purchase agreement (the “LP 2020 Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $6.7 million from the LP 2020 Purchase Agreement from the sale of 4,130,000 shares of common stock to Lincoln Park from April 1, 2020 through the date of issuance of this Form 10-Q, leaving the Company an additional $3.3 million to draw subsequent to the filing of this Quarterly Report. See Note 8 Stockholders’ Equity for further discussion on Lincoln Park agreements; and
●	The Company filed with the SEC a registration statement on Form S-3 on March 27, 2020, as amended on April 9, 2020, to register an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants to purchase common stock, preferred stock or debt securities as shall have an aggregate initial offering price not to exceed $50 million. This registration statement was declared effective by the SEC on April 13, 2020 and allows the Company, from time to time, to offer up to $50 million of any combination of the securities described in the Form S-3 in one or more offerings. In order for the Company to utilize the effective S-3, it will have to file subsequent prospectus supplement(s) with regard to the securities it will offer, as applicable from time to time. As of the date of issuance of this Form 10-Q, no subsequent prospectus supplements to this effect have been filed by the Company.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020, and as amended on April 7, 2020. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2020.

The condensed consolidated financial statements include the accounts of Precipio and its wholly owned subsidiaries, and the Joint Venture which is a VIE in which we are the primary beneficiary. Refer to the section titled “Consolidation of Variable Interest Entities” for further information related to our accounting for the Joint Venture. All intercompany balances have been eliminated in consolidation.

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

Recent Accounting Pronouncements Not Yet Adopted.

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently assessing the potential impact that the adoption of this ASU will have on its condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. This ASU, as amended, is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its condensed consolidated financial statements.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 1,832,514 and 1,725,719 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2020 and 2019, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	September 30,
	2020	2019
Stock options	808,245	493,908
Warrants	906,769	909,189
Preferred stock	117,500	20,888
Convertible notes	—	301,734
Total	1,832,514	1,725,719

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

(dollars in thousands)	September 30, 2020
Assets:
Accounts receivable, net	$569
Total assets	$569
Liabilities:
Accrued expenses	$7
Total liabilities	$7
Noncontrolling interest in Joint Venture	$27

The Company entered into the Joint Venture during 2020 and, as such, there are no assets or liabilities of the Joint Venture as of December 31, 2019.

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	September 30, 2020	December 31, 2019
Department of Economic and Community Development (DECD)	$240	$249
DECD debt issuance costs	(22)	(24)
Financed insurance loan	19	260
September 2018 Settlement	6	34
Paycheck Protection Program	787	—
Total long-term debt	1,030	519
Current portion of long-term debt	(530)	(321)
Long-term debt, net of current maturities	$500	$198

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

Due to the economic impact of COVID-19, DECD offered financial relief to all businesses with certain loans, including the Company’s DECD 2018 Loan. The relief includes the option to defer all payments from April 1, 2020 to August 1, 2020 and the deferred payments will be added to the end of the loan. The Company chose to defer its payments and the maturity date of the DECD 2018 Loan was extended to May 31, 2028. The payment deferral modification did not have a material impact on the Company’s cash flows for the nine months ended September 30, 2020.

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance costs were less than $1,000 for the three months ended September 30, 2020 and 2019, respectively, and $2,000 for the nine months ended September 30, 2020 and 2019, respectively. Net debt issuance costs were approximately $22,000 and $24,000 at September 30, 2020 and December 31, 2019, respectively, and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2018, the Company financed $0.4 million with a 4.89% interest rate and fully paid off such loan as of July 2019. In July 2019, the Company financed $0.4 million with a 5.0% interest rate and made monthly payments through May of 2020.  In July 2020, the Company financed less than $0.1 million with a 5.0% interest rate and will make monthly payments through May 2021. As of September 30, 2020 and December 31, 2019, the Financed Insurance Loan’s outstanding balance of less than $0.1 million and $0.3 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “September 2018 Settlement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the September 2018 Settlement. The settlement amount accrues interest at the rate of 10% per annum until paid in full. The September 2018 Settlement outstanding balance of less than $0.1 million was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

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

The term of the PPP Loan is two years. The interest rate on the PPP Loan is 1.00% and payments are deferred for the first six months of the term of the loan. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company will use the eight-week forgiveness period and will apply for forgiveness of the PPP Loan in accordance with the terms of the PPP, but no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company believes it used all of the PPP Loan amount for qualifying expenses. As of the date of issuance of this Report on Form 10-Q, using the eight-week forgiveness period, the Company has incurred approximately $0.8 million in payroll, payroll related costs and other anticipated qualifying expenses.

The Promissory Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the Promissory Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

As of September 30, 2020, $0.5 million the PPP Loan’s outstanding balance was included in current maturities of long-term debt and $0.3 million was included in long-term debt in the Company’s condensed consolidated balance sheet.

4. CONVERTIBLE NOTES

Convertible notes consist of the following:

	Dollars in Thousands
	September 30, 2020	December 31, 2019
Convertible bridge notes	$—	$1,938
Convertible bridge notes discount and debt issuance costs	—	(1,796)
Total convertible notes	—	142
Current portion of convertible notes	—	(142)
Convertible notes, net of current maturities	$—	$—

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

Debt discounts and debt issuance costs related to the April 2019 Bridge Notes totaled $2.0 million. Since the costs exceeded the $1.0 million face amount of the debt at issuance, the Company recorded $1.0 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with the excess $1.0 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations during the nine months ended September 30, 2019.

Pursuant to the Amendment No.2 Agreement, previously issued warrants were amended such that the exercise price of such warrants was amended from $7.50 to $5.40 and any warrant that had a one-year term was amended to have a five-year term. The Company reviewed the amendments to the warrants and determined that they will be treated as a modification of an outstanding equity instrument at the time of the Amendment No.2 Agreement. Management calculated the change in fair value due to the modifications to be an expense of approximately $1.1 million which is included in loss on modification of warrants in the condensed consolidated statements of operations during the nine months ended September 30, 2019.

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

Debt discounts and debt issuance costs related to the May 2019 Bridge Notes totaled $2.0 million. Since the costs exceeded the $1.1 million face amount of the debt, the Company recorded $1.1 million of debt discount and debt issuance costs as a reduction of the related debt in the accompanying consolidated balance sheet with the excess $0.9 million expensed as a loss on issuance of convertible notes in the consolidated statements of operations during the nine months ended September 30, 2019.

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

The Company reviewed the modifications and concluded that the March 2020 Amendment will be treated as an extinguishment of the related April 2019 Bridge Notes and May 2019 Bridge Notes. The difference between the carrying value of the notes just prior to modification (the “Pre-modification Debt”) and the fair value of the notes just after modification (the “Post-modification Debt”) would be recorded as a gain or loss on extinguishment in the condensed consolidated statements of operations. The Company removed the carrying value of the Pre-modification Debt which included $1.0 million of unamortized debt discounts and beneficial conversion features of $0.5 million. The Company calculated the fair value of the Post-modification Debt to be $2.6 million. The Company reviewed whether or not a beneficial conversion feature existed on the Post-modification Debt but the calculation resulted in zero intrinsic value so no new beneficial conversion feature was recorded. Management also reviewed the Bridge Notes Redemption Feature of the post-modification notes but their fair value was zero so no derivative liability was recorded at the time of modification, however this will be reassessed at the end of each reporting period. As a result, the Company recorded a debt premium on the Post-modification Debt of $0.8 million and a loss on extinguishment of convertible notes of $1.2 million in the condensed consolidated statements of operations during the nine months ended September 30, 2020.

During the three months ended September 30, 2020, there were no bridge note conversions. During the three months ended September 30, 2019, $0.1 million of bridge notes, plus interest, were converted into 52,748 shares of common stock of the Company. During the nine months ended September 30, 2020 and 2019, $2.2 million and $4.6 million, respectively, of bridge notes, plus interest, were converted into 3,908,145 and 1,828,766 shares of common stock of the Company, respectively.

As a result of the bridge note conversions, the Company wrote off approximately $0.5 million of derivative liability, with an offset to additional paid-in capital, during the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2020 and 2019, the change in Bridge Note debt discounts and debt premiums was as follows:

(Dollars in thousands)	For the Three Months Ended September 30,
	2020		2019
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at July 1	$—	$—	$(2,158)	$—
Deductions:
Amortization (1)	—	—	41	—
Write-off related to note conversions (2)	—	—	63	—
Balance at September 30	$—	$—	$(2,054)	$—

	For the Nine Months Ended September 30,
	2020		2019
	Debt Discounts	Debt Premiums	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,796)	$—	$(1,111)	$647
Additions:	—	793	(2,086)	—
Deductions:
Amortization (accretion) (1)	703	(385)	154	(167)
Write-off related to note conversions (2)	138	(408)	989	(480)
Write-off related to note extinguishment (3)	955	—	—	—
Balance at September 30	$—	$—	$(2,054)	$—
(1)	Amortization/accretion is recognized as interest expense/income within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.
(3)	Write-offs associated with note extinguishment are recognized as a loss and included in loss on extinguishment of convertible notes in the condensed consolidated statements of operations.

Convertible Promissory Notes – Exchange Notes.

During the three and nine months ended September 30, 2019, zero and $0.6 million, respectively, of previously issued convertible promissory notes (the “Exchange Notes”) were converted into zero and 155,351 shares of common stock of the Company, respectively.

As of September 30, 2020 and December 31, 2019, the outstanding balance of the Exchange Notes, net of discounts, was zero, respectively.

There was no Exchange Note activity during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the change in Exchange Note debt discounts was as follows:

(Dollars in thousands)
For the Nine Months Ended September 30, 2019
Beginning balance at January 1	$(83)
Deductions:
Amortization (1)	2
Write-off related to note conversions (2)	81
Balance at September 30	$—

(1)	Amortization is recognized as interest expense within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.

As a result of Exchange Note conversions, during the three and nine months ended September 30, 2019, the Company wrote off zero and less than $0.1 million, respectively, of derivative liability with an offset to additional paid-in capital.

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

During the three and nine months ended September 30, 2019, the Company made no payments on the Crede Note. On April 16, 2019, the entire outstanding amount of $1.45 million was converted into 270,699 shares of common stock of the Company and as of September 30, 2020 and December 31, 2019; the remaining amount due on the Crede note was zero.

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

During the three and nine months ended September 30, 2019, the Company made cash payments of zero and less than $0.1 million, respectively, on the Leviston Note.  During the three and nine months ended September 30, 2019, zero and $0.7 million, respectively, of the Leviston Note was converted into zero and 184,357 shares of common stock of the Company, respectively.

The remaining amount due on the Leviston Note was zero as of September 30, 2020 and December 31, 2019, respectively.

5. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at September 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Accrued expenses	$1,247	$1,268
Accrued compensation	536	247
Accrued interest	21	124
	$1,804	$1,639

During the three and nine months ended September 30, 2019, the Company recorded gain on settlement of liability, net of zero and $1.3 million, respectively, from the settlement of obligations with certain vendors. There were no gains on settlement of liability recorded during the three and nine months ended September 30, 2020.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

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

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)	Classification on the Condensed Consolidated Balance Sheet	September 30, 2020	December 31, 2019

Assets:
Operating lease assets	Operating lease right-of-use assets, net	$358	$519
Finance lease assets	Property and equipment, net	187	184
Total lease assets		$545	$703

Liabilities:
Current:
Operating lease obligations	Current maturities of operating lease liabilities	$219	$209
Finance lease obligations	Current maturities of finance lease liabilities	37	52
Noncurrent:
Operating lease obligations	Operating lease liabilities, less current maturities	150	317
Finance lease obligations	Finance lease liabilities, less current maturities	108	119
Total lease liabilities		$514	$697

As of September 30, 2020 and December 31, 2019, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases		Finance Leases
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
2020	$59	$242	$13	$62
2021	241	241	50	38
2022	48	48	38	32
2023	35	35	28	28
2024	17	17	27	27
Thereafter	—	—	13	13
Total lease obligations	400	583	169	200
Less: Amount representing interest	(31)	(57)	(24)	(29)
Present value of net minimum lease obligations	369	526	145	171
Less, current portion	(219)	(209)	(37)	(52)
Long term portion	$150	$317	$108	$119

Other information as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Operating leases	2.0	2.8
Finance leases	4.0	4.3
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	8.19%	7.25%

During the nine months ended September 30, 2020 and 2019, operating cash flows from operating leases was $0.2 million, respectively, and ROU assets obtained in exchange for operating lease liabilities was zero and $0.8 million, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2020 and 2019, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and nine months ended September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.2 million in operating cash flows for the nine months ended September 30, 2020 and 2019, respectively.

Finance Lease Costs

Finance leases are included in property and equipment, net and finance lease liabilities, less current maturities on the condensed consolidated balance sheets. The associated amortization expense and interest expense are included in the condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019. The balances within these accounts are less than $0.1 million, respectively.

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

During the three and nine months ended September 30, 2020, the Company issued zero and 3,908,145 shares of its common stock, respectively, in connection with the conversion of convertible notes, plus interest, totaling zero and $2.2 million, respectively. During the three and nine months ended September 30, 2019, the Company issued 52,748 and 2,439,173 shares of its common stock, respectively, in connection with the conversion of convertible notes, plus interest, totaling $0.1 million and $7.4 million, respectively. See Note 4 – Convertible Notes.

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

The LP Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company’s common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of the Company’s common stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 13d-3 thereunder, which limitation the Company refers to as the Beneficial Ownership Cap as defined in the LP Purchase Agreement.

As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received an aggregate of $9.4 million from the sale of common stock to Lincoln Park under the LP Purchase Agreement, including approximately: $1.4 million from the sale of 328,590 shares of common stock during 2018; $6.6 million from the sale of 2,778,077 shares of common stock during 2019; and $1.4 million from the sale of 1,040,654 shares of common stock during the nine months ended September 30, 2020. There were no sales of common stock under the LP Purchase Agreement during the three months ended September 30, 2020. As of April 6, 2020, all registered shares relating to the LP Purchase Agreement had been sold and/or issued to Lincoln Park. The LP Purchase Agreement terminated during our second fiscal quarter of 2020. Effective April 13, 2020, the Company became eligible to sell additional shares to Lincoln Park pursuant to the LP 2020 Purchase Agreement, as discussed below.

LP 2020 Purchase Agreement

On March 26, 2020, the Company entered into a purchase agreement (the “LP 2020 Purchase Agreement”) and a registration rights agreement (the “LP 2020 Registration Rights Agreement”) with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 24 month term of the LP 2020 Purchase Agreement. Pursuant to the terms of the LP 2020 Purchase Agreement, on the agreement date, the Company issued 250,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP 2020 Commitment Shares”). Pursuant to the terms of the LP 2020 Registration Rights Agreement, on March 27, 2020, as amended on April 8, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 1,770,000 shares of common stock, which includes the LP 2020 Commitment Shares, that have been or may be issued to Lincoln Park under the LP 2020 Purchase Agreement. The Form S-1 was declared effective by the SEC on April 13, 2020. As of June 22, 2020, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On June 26, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 4,500,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was amended twice on July 7, 2020 and declared effective by the SEC on July 7, 2020. For the three and nine months ended September 30, 2020, 2,060,000 shares, respectively, registered under this S-1 had been sold and/or issued to Lincoln Park.

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

As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received an aggregate of $6.7 million from the sale of common stock to Lincoln Park under the LP 2020 Purchase Agreement, including approximately; $4.3 million and $5.5 million from the sale of 2,060,000 and 3,580,000 shares of common stock during the three and nine months ended September 30, 2020, respectively; and $1.2 million from the sale of 550,000 shares of common stock to Lincoln Park which were sold from October 1, 2020 through the date of issuance of this Quarterly Report on Form 10-Q.

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

There were no conversions of Series B Preferred Stock during the three and nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding.

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

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of September 30, 2020:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2015	December 2020	272	$747.00
(2)	2016	January 2021	596	$544.50
(3)	2017	June 2022	2,540	$41.25
(3)	2017	June 2022	500	$7.50
(4)	2017	June 2022	6,095	$105.00
(5)	2017	August 2022	25,201	$0.40
(6)	2017	August 2022	4,000	$46.88
(7)	2017	August 2022	47,995	$150.00
(7)	2017	August 2022	9,101	$7.50
(8)	2017	August 2022	16,664	$0.40
(8)	2017	August 2022	7,335	$0.40
(9)	2017	October 2022	666	$0.40
(10)	2018	October 2022	7,207	$112.50
(11)	2018	April 2023	69,964	$5.40
(11)	2018	April 2023	121,552	$5.40
(12)	2018	October 2022	15,466	$11.25
(13)	2018	July 2023	14,671	$5.40
(13)	2018	July 2023	14,672	$5.40
(13)	2018	August 2023	36,334	$5.40
(13)	2018	August 2023	36,334	$5.40
(13)	2018	September 2023	19,816	$5.40
(13)	2018	September 2023	20,903	$5.40
(14)	2018	November 2023	75,788	$5.40
(14)	2018	December 2023	51,282	$5.40
(15)	2019	April 2024	147,472	$5.40
(16)	2019	May 2024	154,343	$9.56
			906,769

(1)	These warrants were issued in connection with an offering which was completed in July 2015.
(2)	These warrants were issued in connection with an offering which was completed in January 2016. Of the remaining outstanding warrants as of September 30, 2020, 357 warrants are recorded as a liability, See Note 9 – Fair Value for further discussion, and 239 are treated as equity.
(3)	These warrants were issued in connection with a June 2017 merger transaction (the “Merger”).
(4)	These warrants were issued in connection with the Merger.
(5)	These warrants were issued in connection with an underwritten public offering completed on August 28, 2017 (the “August 2017 Offering”) and are the August 2017 Offering Warrants discussed below.
(6)	These warrants were issued in connection with the August 2017 Offering.
(7)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering.
(8)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.
(9)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.
(10)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.

(11)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.
(12)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.
(13)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.
(14)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment Agreement and are the Q4 2018 Warrants discussed below.
(15)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment No. 2 Agreement and are the April 2019 Warrants discussed below.
(16)	These warrants were issued in connection with the May 2019 Bridge Notes and are the May 2019 Warrants discussed below.

During the three and nine months ended September 30, 2020, zero and 2,420 warrants expired, respectively. These warrants had been issued in connection with transactions which were completed in October 2014 and February 2015.

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

There were zero and 6,800 August 2017 Offering Warrants exercised during the three and nine months ended September 30, 2019, respectively, for proceeds to the Company of zero and $15,000, respectively. During the three and nine months ended September 30, 2019, the intrinsic value of the August 2017 Offering Warrants exercised was zero and $36,000, respectively.

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

There were zero and 25,037 Series C Warrants exercised during the three and nine months ended September 30, 2019, respectively, for proceeds to the Company of zero and $56,000, respectively. During the three and nine months ended September 30, 2019, the intrinsic value of the Series C Warrants exercised was zero and $43,000, respectively.

There were no Series C Warrants outstanding at September 30, 2020 or December 31, 2019.

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

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the April 2018 Warrants was adjusted to $5.40 and all April 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the April 2018 Warrants was calculated to be an expense of approximately $0.7 million which is included in loss on modification of warrants in the consolidated statements of operations for the nine months ended September 30, 2019. The expense for the three months ended September 30, 2019 was zero.

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

In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the Q3 2018 Warrants was adjusted to $5.40 and all Q3 2018 Warrants that had a one-year term were amended to have a five-year term. Due to these modifications, the change in fair value of the Q3 2018 Warrants was calculated to be an expense of approximately $0.4 million which is included in loss on modification of warrants in the consolidated statements of operations for the nine months ended September 30, 2019.  The expense for the three months ended September 30, 2019 was zero.

There were zero and 53,610 Q3 2018 Warrants exercised during the three and nine months ended September 30, 2019, respectively, for proceeds to the Company of zero and approximately $290,000, respectively. During the nine months ended September 30, 2019, the intrinsic value of the Q3 2018 Warrants exercised was approximately $133,382.

Q4 2018 Warrants

In connection with the issuance Bridge Notes during the fourth quarter of 2018, the Company issued 300,115 warrants with an exercise price of $5.40 at time of issuance and a five-year term (the “Q4 2018 Warrants”).

There were zero and 173,045 Q4 2018 Warrants exercised during the three and nine months ended September 30, 2019, respectively, for proceeds to the Company of zero and approximately $935,000, respectively. During the nine months ended September 30, 2019, the intrinsic value of the Q4 2018 Warrants exercised was approximately $489,000.

April 2019 Warrants

In connection with the issuance of the April 2019 Bridge Notes, the Company issued 147,472 warrants with an exercise price of $5.40 and a five-year term.

May 2019 Warrants

In connection with the issuance of the May 2019 Bridge Notes, the Company issued 154,343 warrants with an exercise price of $5.40 and a five-year term.

Deemed Dividends

As discussed above, certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share.

There were no deemed dividends during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019. The following represents a summary of the dividends recorded for the nine months ended September 30, 2020:

2503
Amount Recorded
Deemed Dividends	(in thousands)

Dividends resulting from the March 2020 Amendment
Deemed Dividend A	$3,333
Deemed Dividend B	6
Deemed Dividend C	*
Deemed Dividend D	5

For the nine months ended September 30, 2020	$3,344

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

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants remain outstanding as of September 30, 2020.

In March 2018, a portion of the 2016 Warrant Liability was part of a settlement agreement pursuant to a lawsuit that was filed against the Company by one of the warrant holders. As such, approximately $0.4 million of the warrant liability, representing 1,347 warrants, was canceled on the date of the settlement agreement.

The 2016 Warrant Liability is considered a Level 3 financial instrument and was valued using the Monte Carlo methodology. As of September 30, 2020, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of 0.3 years; annual volatility of 407%; and a risk-free interest rate of 0.09%. As of December 31, 2019, assumptions and inputs used in the valuation of the 2016 Warrant Liability include: remaining life to maturity of one year; annual volatility of 140%; and a risk-free interest rate of 1.59%.

Bridge Note Warrant Liabilities

During 2018 and 2019, the Company issued warrants in connection with the issuance of Bridge Notes. All of these warrants issuances were classified as warrant liabilities (the “Bridge Note Warrant Liabilities”). See Note 4 - Convertible Notes for further discussion.

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of September 30, 2020, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 1.55 to 3.62 years; annual volatility of 168% to 206%; and risk free rate of 0.11% to 0.19%.

During the three and nine months ended September 30, 2020 and 2019, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended September 30, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at July 1	$39	$735	$774
Total (gains) losses:
Revaluation recognized in earnings	63	794	857
Balance at September 30	$102	$1,529	$1,631

	Three Months Ended September 30, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at July 1	$86	$2,250	$2,336
Total (gains) losses:
Revaluation recognized in earnings	(7)	(556)	(563)
Balance at September 30	$79	$1,694	$1,773

Dollars in Thousands
	Nine Months Ended September 30, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$70	$1,268	$1,338
Total gains:
Revaluation recognized in earnings	32	261	293
Balance at September 30	$102	$1,529	$1,631

	Nine Months Ended September 30, 2019
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$116	$1,016	$1,132
Additions:	–	1,858	1,858
Total (gains) losses:
Revaluation recognized in earnings	(37)	56	19
Modification recognized in earnings	–	1,128	1,128
Deductions – warrant liability settlement	–	(2,364)	(2,364)
Balance at September 30	$79	$1,694	$1,773

Derivative Liabilities.

Certain of our issued and outstanding convertible notes contain features that are considered derivative instruments and are required to bifurcated from the debt host and accounted for separately as derivative liabilities. The estimated fair value of the derivatives will be remeasured at each reporting date and any change in estimated fair value of the derivatives will be recorded as non-cash adjustments to earnings. The gains or losses included in earnings are reported in other (expense) income in our condensed consolidated statement of operations.

Bridge Notes Redemption Feature

Valuations for derivatives related to Bridge Note redemption features were performed using the “with and without” approach, whereby the Bridge Notes were valued both with the embedded derivative and without.

Conversion Option

Valuations for derivatives related to conversion options were performed using the Monte Carlo methodology.

During the three and nine months ended September 30, 2020 and during the three months ended September 30, 2019, the change in the fair value of the derivative liabilities was zero. During the nine months ended September 30, 2019, the change in the fair value of the derivative liabilities measured using significant unobservable inputs (Level 3) was comprised of the following:

(Dollars in thousands)	Nine Months Ended September 30, 2019
	Bridge Notes
	Redemption	Conversion	Total Derivative
	Feature	Option	Liabilities
Beginning balance at January 1	$30	$32	$62
Deductions - write-off in conjunction with convertible note conversions	(438)	(39)	(477)
Total loss:
Revaluation recognized in earnings	408	7	415
Balance at September 30	$—	$—	$—

10. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan") which will expire on June 5, 2027. Per the terms of the 2017 Plan, the shares authorized for issuance under the 2017 Plan were 913,586 at September 30, 2020, of which 105,433 remain available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the nine months ended September 30, 2020, the shares authorized for issuance increased by 394,905 shares.

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

During the nine months ended September 30, 2020, the Company granted stock options to purchase up to 393,050 shares of common stock at a weighted average exercise price of $1.99. The following table summarizes stock option activity under our plans during the nine months ended September 30, 2020:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2020	490,330	$8.30
Granted	393,050	1.99
Forfeited	(75,135)	13.86
Outstanding at September 30, 2020	808,245	$4.72
Exercisable at September 30, 2020	335,493	$7.03

As of September 30, 2020, there were 690,057 options that were vested or expected to vest with an aggregate intrinsic value of $0.2 million and a remaining weighted average contractual life of 8.5 years.

During the nine months ended September 30, 2019, there were 285,364 options granted with a weighted average exercise price of $2.37 and 16,351 options forfeited with a weighted average exercise price of $7.22.

For the three and nine months ended September 30, 2020, we recorded compensation expense for all stock awards of $0.2 million and $0.5 million, respectively, within operating expense in the accompanying statements of operations. For the three and nine months ended September 30, 2019, we recorded compensation expense for all stock awards of $0.2 million and $0.5 million, respectively. As of September 30, 2020, the unrecognized compensation expense related to unvested stock awards was $1.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and nine months ended September 30, 2020 and 2019 were as follows (prior-period amounts are not adjusted under the modified-retrospective method of adoption):

	For the Three Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$15	$10	$—	$—	$15	$10
Medicare	811	373	—	—	811	373
Self-pay	196	5	—	—	196	5
Third party payers	950	490	—	—	950	490
Contract diagnostics	—	—	26	142	26	142
Service revenue, net	$1,972	$878	$26	$142	$1,998	$1,020

	For the Nine Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$40	$22	$—	$—	$40	$22
Medicare	1,979	1,217	—	—	1,979	1,217
Self-pay	332	20	—	—	332	20
Third party payers	2,313	1,297	—	—	2,313	1,297
Contract diagnostics	—	—	408	569	408	569
Service revenue, net	$4,664	$2,556	$408	$569	$5,072	$3,125

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended September 30, 2020 and December 31, 2019, the deferred revenue was $48,000 and $35,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2020	2019	2020	2019	2020	2019
Medicaid	$15	$10	$—	$—	$15	$10
Medicare	811	373	—	—	811	373
Self-pay	196	5	—	—	196	5
Third party payers	3,188	1,701	(2,238)	(1,211)	950	490
Contract diagnostics	26	142	—	—	26	142
	4,236	2,231	(2,238)	(1,211)	1,998	1,020
Clinical research grants and other	51	26	—	—	51	26
	$4,287	$2,257	$(2,238)	$(1,211)	$2,049	$1,046

(dollars in thousands)	For the Nine Months Ended September 30,
			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2020	2019	2020	2019	2020	2019
Medicaid	$40	$25	$—	$(3)	$40	$22
Medicare	1,979	1,234	—	(17)	1,979	1,217
Self-pay	335	20	(3)	—	332	20
Third party payers	7,944	4,289	(5,631)	(2,992)	2,313	1,297
Contract diagnostics	408	569	—	—	408	569
	10,706	6,137	(5,634)	(3,012)	5,072	3,125
Clinical research grants and other	104	37	—	—	104	37
	$10,810	$6,174	$(5,634)	$(3,012)	$5,176	$3,162

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$15	$10	$(15)	$(10)	$—	$—
Medicare	811	373	(121)	(56)	690	317
Self-pay	196	5	—	—	196	5
Third party payers	950	490	(286)	(196)	664	294
Contract diagnostics	26	142	—	—	26	142
	1,998	1,020	(422)	(262)	1,576	758
Clinical research grants and other	51	26	—	—	51	26
	$2,049	$1,046	$(422)	$(262)	$1,627	$784

	For the Nine Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$40	$22	$(40)	$(22)	$—	$—
Medicare	1,979	1,217	(296)	(183)	1,683	1,034
Self-pay	332	20	—	—	332	20
Third party payers	2,313	1,297	(689)	(518)	1,624	779
Contract diagnostics	408	569	—	—	408	569
	5,072	3,125	(1,025)	(723)	4,047	2,402
Clinical research grants and other	104	37	—	—	104	37
	$5,176	$3,162	$(1,025)	$(723)	$4,151	$2,439

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

The following summarizes the mix of receivables:

(dollars in thousands)	September 30, 2020	December 31, 2019
Medicaid	$132	$107
Medicare	1,002	814
Self-pay	403	88
Third party payers	3,211	2,203
Contract diagnostic services	37	36
	$4,785	$3,248
Less allowance for doubtful accounts	(3,699)	(2,674)
Accounts receivable, net	$1,086	$574

The following table presents the roll-forward of the allowance for doubtful accounts for the nine months ended September 30, 2020.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2020		$(2,674)
Collection Allowance:
Medicaid	$(40)
Medicare	(296)
Third party payers	(689)
	(1,025)
Bad debt expense	$—
Total charges		(1,025)
Balance, September 30, 2020		$(3,699)

Customer Revenue and Accounts Receivable Concentration

Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales				Accounts receivable, as of
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019

Customer A	*	18%	*	23%	*	*
Customer B	*	11%	*	*	*	17%
Customer C	*	*	*	*	10%	12%
Customer D	*	*	*	*	10%	*

* represents less than 10%

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2020 through the date the condensed consolidated financial statements were issued and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the Securities and Exchange Commission on March 27, 2020. Results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be attained in the future.

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

In April 2020, we formed the Joint Venture with Poplar. Poplar provides specialized laboratory testing services to a nationwide client base of gastroenterologists, dermatologists, oncologists, urologists, gynecologists and their patients. The business purpose of the Joint Venture is to facilitate and capitalize on the combined capabilities, resources and healthcare industry relationships of its members by partnering, promoting and providing oncology services to office based physicians, hospitals and medical centers. Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51 % ownership. We have determined that we hold a variable interest in the Joint Venture and that we are the primary beneficiary of the Joint Venture. Due to this determination, we consolidate the Joint Venture. See Note 2 - Summary of Significant Accounting Policies for further discussion.

Recent Developments

Business Activities

During the second quarter of 2020, we launched our new HemeScreen Reagent Rental (HSRR) program. The HSRR program enables us to offer our patent-pending HemeScreen technology beyond the laboratory and into the oncologist’s office. Through this program, the physician practice will have testing equipment in their facility with the ability to run diagnostic tests in-house instead of sending out to reference laboratories, obtaining faster results and providing patients with better care.  During the third quarter of 2020, we continued the roll out of the HSRR program as we began installation and validation of equipment at our first HSSR customer and signed up a couple more customers to the program. We expect revenues from these customers to begin in the fourth quarter 2020.

On July 30, 2020, the Company announced that it entered into an agreement with ADS Biotec, a US company based in Omaha, Nebraska, to distribute its FDA-authorized COVID-19 serology antibody tests that recently received EUA (Emergency Use Authorization). Distribution of the product will take place in the US as well as in other markets worldwide. During the third quarter of 2020 we began rolling out these antibody tests as CLIA tests run in our laboratory. Further, we plan on rolling out, pending further FDA authorization, antibody tests to physician offices as a POC (point-of-care) tests; as well as, through distribution via various retail channels for at-home, DTC (direct-to-consumer) use.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of September 30, 2020, the Company had a net loss of $8.7 million, negative working capital of $0.5 million and net cash used in operating activities of $6.0 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to COVID-19, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On March 26, 2020, the Company entered into the LP 2020 Purchase Agreement, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received $6.7 million from the LP 2020 Purchase Agreement from the sale of 4,130,000 shares of common stock to Lincoln Park from April 1, 2020 through the date of issuance of this Form 10-Q, leaving the Company an additional $3.3 million to draw subsequent to the filing of this Quarterly Report. See Note 8 Stockholders’ Equity for further discussion on Lincoln Park agreements; and
●	The Company filed with the SEC a registration statement on Form S-3 on March 27, 2020, as amended on April 9, 2020, to register an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities and such indeterminate number of warrants to purchase common stock, preferred stock or debt securities as shall have an aggregate initial offering price not to exceed $50 million. This registration statement was declared effective by the SEC on April 13, 2020 and allows the Company, from time to time, to offer up to $50 million of any combination of the securities described in the Form S-3 in one or more offerings. In order for the Company to utilize the effective S-3, it will have to file subsequent prospectus supplement(s) with regard to the securities it will offer, as applicable from time to time. As of the date of issuance of this Form 10-Q, no subsequent prospectus supplements to this effect have been filed by the Company.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Service revenue, net, less allowance for doubtful accounts	$1,576	$758	$818	108%
Other	51	26	25	96%
Net Sales	$1,627	$784	$843	108%

Net sales for the three months ended September 30, 2020 were approximately $1.6 million, an increase of $0.8 million as compared to the same period in 2019. During the three months ended September 30, 2020, service revenue, less allowance for doubtful accounts, increased due to patient diagnostic service revenue which had an increase of $0.9 million as compared to the same period in 2019 due to an increase in cases processed. We processed 1,135 cases during the three months ended September 30, 2020 as compared to 445 cases during the same period in 2019, or a 155% increase in cases. The increase in volume is the result of increased sales personnel. The increase in patient diagnostic service revenue was partially offset by a decrease of $0.1 million in contract diagnostics revenue for the three months ended September 30, 2020 as compared to the same period in 2019.  Other revenue increased less than $0.1 million for the three months ended September 30, 2020 as compared to the same period in 2019.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $1.2 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively. Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs, partially offset by a decrease in contract diagnostic costs, which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2020	2019	2020	2019
Gross Profit	$377	$28	23%	4%

Gross margin was 23% of total net sales, for the three months ended September 30, 2020, compared to 4% of total net sales for the same period in 2019. The gross profit was $0.4 million and less than $0.1 million during the three months ended September 30, 2020 and 2019, respectively. The gross margin increased during the three months ended September 30, 2020, as compared to the prior year period, as a result of increases in case volume and revenue. The increase in case volume allowed our laboratory to absorb the excess capacity of its technician labor and enabled us to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.4 million to $2.8 million for the three months ended September 30, 2020 as compared to the same period in 2019. This increase includes a $0.3 million increase in sales and marketing costs, which is primarily increased personnel costs related to our increase in patient diagnostic service revenues, an increase of $0.1 million in general and administrative personnel costs and an increase of $0.1 million in stock based compensation costs. These increases were partially offset be a decrease of $0.1 million in general and administrative professional fees.

Other (Expense) Income. We recorded other expense, net of $0.9 million and other income, net of $0.5 million for the three months ended September 30, 2020 and 2019, respectively. The current year period net expense of $0.9 million is expense recorded on warrant revaluations. During the three months ended September 30, 2019, other income, net of $0.5 million included income from warrant revaluations of $0.6 million, which was partially offset by $0.1 million of interest expense. The warrant revaluations are directly impacted by, among other things, the change in our stock price from one reporting date to the next. See Note 9 – Fair Value for further discussion on warrant liability valuations.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
Service revenue, net, less allowance for doubtful accounts	$4,047	$2,402	$1,645	68%
Other	104	37	67	181%
Net Sales	$4,151	$2,439	$1,712	70%

Net sales for the nine months ended September 30, 2020 were approximately $4.2 million, an increase of $1.7 million as compared to the same period in 2019. During the nine months ended September 30, 2020, service revenue, less allowance for doubtful accounts, increased due to patient diagnostic service revenue which had an increase of $1.8 million as compared to the same period in 2019 due to an increase in cases processed. We processed 2,575 cases during the nine months ended September 30, 2020 as compared to 1,250 cases during the same period in 2019, or a 106% increase in cases. The increase in volume is the result of increased sales personnel. Other revenues increased approximately $0.1 million. These revenue increases were partially offset by a decrease of $0.2 million in contract diagnostics revenue for the nine months ended September 30, 2020 as compared to the same period in 2019.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs and rent) associated with the operations of our laboratory and the costs of projects related to clinical research grants (personnel costs and operating supplies). Cost of sales was $3.5 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. Cost of sales in the current year period, as compared to prior year, included an increase in patient diagnostic costs, partially offset by a decrease in contract diagnostic costs, which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2020	2019	2020	2019
Gross Profit	$673	238	16%	10%

Gross margin was 16% of total net sales, for the nine months ended September 30, 2020, compared to 10% of total net sales for the same period in 2019. The gross profit was $0.7 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively. The gross margin increased during the nine months ended September 30, 2020, as compared to the prior year period, as a result of increases in case volume and revenue. The increase in case volume allowed our laboratory to absorb the excess capacity of its technician labor and enabled us to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.6 million to $7.6 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase includes an increase of $0.8 million in sales and marketing costs, which are primarily increased personnel costs related to our increase in patient diagnostic service revenues, and an increase of $0.1 million in stock based compensation costs. The increases were partially offset by a decrease of $0.3 million in general and administrative professional fees.

Other (Expense) Income. We recorded other expense, net of $1.8 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively. The current year period net expense of $1.8 million includes $0.3 million of interest expense from the amortization of debt discounts, net of accretion of debt premiums, related to convertible notes, $0.2 million of other interest expense, $1.2 million in expense for loss on extinguishment of convertible notes which was recorded in conjunction with the March 2020 Amendment and $0.3 million of expense recorded on warrant revaluations.  The expenses were partially offset by $0.2 million of other income. Approximately $0.1 million of the other income is funds we received from the U.S. Department of Health and Human Services (“HHS”). As part of the CARES Act, HHS distributed funds to healthcare providers that received Medicare fee-for-service reimbursements in 2019. The payments from HHS are not loans and will not be required to be repaid.

During the nine months ended September 30, 2019, other expense, net of $2.7 million included expense from warrant and derivative revaluations of $1.5 million, a loss on issuance of convertible notes of $1.9 million, a loss on litigation of $0.3 million and net interest expense of approximately $0.3 million. These expense items were partially offset by gains on settlements of liabilities of $1.3 million.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	September 30, 2020	December 31, 2019	Change
Current assets (including cash of $2,158 and $848 respectively)	$3,968	$1,878	$2,090
Current liabilities	4,467	4,334	133
Working capital	$(499)	$(2,456)	$1,957

During the nine months ended September 30, 2020 we received gross proceeds of $6.9 million from sale of 4,870,654 shares of our common stock. We also converted $2.2 million of convertible notes, including interest, into 3,908,145 shares of our common stock.

Analysis of Cash Flows – Nine Months Ended September 30, 2020 and 2019

Net Change in Cash. Cash increased by $1.3 million during the nine months ended September 30, 2020 and 2019, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $6.0 million during the nine months ended September 30, 2020 included a net loss of $8.7 million, an increase in accounts receivable of $1.5 million, an increase in inventories and other assets of $0.3 million and a decrease in accounts payable and operating lease liabilities of $0.3 million. These were partially offset by an increase in accrued expenses and other liabilities of $0.4 million and non-cash adjustments of $4.4 million. The non-cash adjustments to net loss include, among other things, depreciation and amortization, changes in provision for losses on doubtful accounts, warrant revaluations, stock based compensation, and loss on extinguishment of convertible notes. The cash flows used in operating activities in the nine months ended September 30, 2019 included the net loss of $9.5 million, an increase in accounts receivable of $0.7 million, a decrease in accounts payable of $1.6 million and a decrease in operating lease liabilities of $0.2 million. These were partially offset by a decrease in other assets of $0.3 million and non-cash adjustments of $4.7 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were less than $0.1 million for the nine months ended September 30, 2020 and 2019, respectively, resulting from purchases of property and equipment partially offset by proceeds from sales of fixed assets.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $7.4 million for the nine months ended September 30, 2020, which included proceeds of $6.9 million from the issuance of common stock and proceeds of $0.8 million from the PPP Loan. These proceeds were partially offset by payments on our long-term debt and finance lease obligations of $0.3 million.  Cash flows provided by financing activities totaled $8.4 million for the nine months ended September 30, 2019, which included proceeds of $5.2 million from the issuance of common stock, $1.6 million from the exercise of warrants and $2.1 million from the issuance of convertible notes. These proceeds were partially offset by payments on our long-term debt and convertible notes of $0.4 million and payments for our finance lease obligations and deferred financing costs of $0.1 million.

Off-Balance Sheet Arrangements

At each of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 27, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

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

We have incurred losses since our inception and expect to incur losses in the future. As of September 30, 2020, we had a net loss of $8.7 million, negative working capital of $0.5 million and net cash used in operating activities of $6.0 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of September 30, 2020, our cash balance was $2.2 million and our working capital was approximately negative $0.5 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of October 2020, that outbreak has led to numerous confirmed cases worldwide, including in the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

The progression of the outbreak and its effects on our business and operations are uncertain. While we can only estimate the financial impacts to our business, based on current data, we have experienced business interruptions in certain urban markets that continue to range from 30% to 85%.  With the understanding that it is extremely difficult to project the full and ongoing impact of state-by-state quarantine and shelter-in-place orders, we anticipate that such rules and restrictions on businesses will continue through the end of 2020 and quite possibly beyond, in various degrees, as the country re-opens state by state, county by county and city by city. Returning to normalcy is conditioned on many factors surrounding the control and or eradication of COVID-19.  As such, we are unable to provide additional insight on the impact to our business at this time.

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

PRECIPIO, INC.

Date: November 13, 2020	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)