Form 10-Q
period 2021-03-31
Precipio, Inc.
filed 2021-05-14
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the number of shares of common stock outstanding was 22,707,063.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2021
	(unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$2,286	$2,656
Accounts receivable, net	625	874
Inventories	472	350
Other current assets	476	324
Total current assets	3,859	4,204

PROPERTY AND EQUIPMENT, NET	513	277

OTHER ASSETS:
Finance lease right-of-use assets, net	289	204
Operating lease right-of-use assets, net	253	306
Intangibles, net	15,429	15,667
Other assets	80	55
Total assets	$20,423	$20,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$30	$648
Current maturities of finance lease liabilities	136	48
Current maturities of operating lease liabilities	186	225
Accounts payable	1,969	1,693
Accrued expenses	1,761	2,036
Deferred revenue	101	6
Total current liabilities	4,183	4,656
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	180	362
Finance lease liabilities, less current maturities	112	116
Operating lease liabilities, less current maturities	77	92
Common stock warrant liabilities	1,313	1,325
Total liabilities	5,865	6,551
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at March 31, 2021 and December 31, 2020, 47 shares issued and outstanding at March 31, 2021 and December 31, 2020, liquidation preference of $271 at March 31, 2021	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2021 and December 31, 2020, 18,132,063 and 17,576,916 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	181	176
Additional paid-in capital	87,365	85,523
Accumulated deficit	(73,016)	(71,564)
Total Precipio, Inc. stockholders’ equity	14,530	14,135
Noncontrolling interest in joint venture	28	27
Total stockholders’ equity	14,558	14,162
Total liabilities and stockholders’ equity	$20,423	$20,713

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
SALES:
Service revenue, net	$1,944	$1,458
Other revenue	167	24
Revenue, net of contractual allowances and adjustments	2,111	1,482
less allowance for doubtful accounts	(287)	(266)
Net sales	1,824	1,216
COST OF SALES:
Cost of service revenue	1,300	1,091
Cost of other revenue	56	–
Total cost of sales	1,356	1,091
Gross profit	468	125
OPERATING EXPENSES:
Operating expenses	2,605	2,328
OPERATING LOSS	(2,137)	(2,203)
OTHER INCOME (EXPENSE):
Interest expense, net	(7)	(713)
Warrant revaluation	(118)	936
Gain on settlement of liability	17	–
Gain on forgiveness of debt	794	–
Loss on extinguishment of convertible notes	–	(1,225)
Total other income (expense)	686	(1,002)
LOSS BEFORE INCOME TAXES	(1,451)	(3,205)
INCOME TAX EXPENSE	–	–
NET LOSS	(1,451)	(3,205)

Less: Net income attributable to noncontrolling interest in joint venture	(1)	–
Deemed dividends related to beneficial conversion feature of preferred stock and fair value of warrant down round features	–	(3,344)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(1,452)	$(6,549)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.78)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	17,864,342	8,371,956

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2021	47	$—	17,576,916	$176	$85,523	$(71,564)	$14,135	$27	$14,162
Net (loss) income	—	—	—	—	—	(1,452)	(1,452)	1	(1,451)
Issuance of common stock in connection with purchase agreements	—	—	500,000	5	1,255	—	1,260	—	1,260
Issuance of common stock for consulting services	—	—	55,147	—	150	—	150	—	150
Stock-based compensation	—	—	—	—	437	—	437	—	437
Balance, March 31, 2021	47	$—	18,132,063	$181	$87,365	$(73,016)	$14,530	$28	$14,558

	For the Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2020	47	$—	7,898,117	$79	$74,065	$(60,939)	$13,205	$—	$13,205
Net loss	—	—	—	—	—	(3,205)	(3,205)	—	(3,205)
Conversion of convertible notes into common stock	—	—	427,997	4	349	—	353	—	353
Issuance of common stock in connection with purchase agreements	—	—	1,180,012	12	1,338	—	1,350	—	1,350
Write-off debt discounts (net of debt premiums) in conjunction with convertible note conversions	—	—	—	—	(63)	—	(63)	—	(63)
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	(523)	—	(523)	—	(523)
Stock-based compensation	—	—	—	—	168	—	168	—	168
Balance, March 31, 2020	47	$—	9,506,126	$95	$75,334	$(64,144)	$11,285	$—	$11,285

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,451)	$(3,205)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	268	281
Amortization of operating lease right-of-use asset	53	56
Amortization of finance lease right-of-use asset	11	17
Amortization of deferred financing costs, debt discounts and debt premiums	2	664
Gain on forgiveness of debt	(794)	—
Gain on settlement of liability	(17)	—
Loss on extinguishment of convertible notes	—	1,225
Stock-based compensation	437	168
Value of stock issued in payment of services	150	—
Provision for losses on doubtful accounts	288	268
Warrant revaluation	118	(936)
Derecognition of finance lease right-of-use asset	29	—
Changes in operating assets and liabilities:
Accounts receivable	(39)	(577)
Inventories	(122)	(11)
Finance lease right-of-use assets	(29)	—
Other assets	(177)	75
Accounts payable	194	250
Operating lease liabilities	(54)	(51)
Accrued expenses and other liabilities	(156)	187
Net cash used in operating activities	(1,289)	(1,589)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(185)	(24)
Net cash used in investing activities	(185)	(24)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(12)	(23)
Issuance of common stock, net of issuance costs	1,260	1,350
Principal payments on long-term debt	(14)	(145)
Payments on common stock warrant liabilities	(130)	—
Net cash flows provided by financing activities	1,104	1,182
NET CHANGE IN CASH	(370)	(431)
CASH AT BEGINNING OF PERIOD	2,656	848
CASH AT END OF PERIOD	$2,286	$417

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$5	$8

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	82	—
Conversion of convertible debt, plus interest, into common stock	—	353
Write-off of beneficial conversion feature in conjunction with convertible note extinguishment	—	523
Finance lease right-of-use assets obtained in exchange for finance lease obligations	96	—
Write-off of debt discounts (debt premiums), net, in conjunction with convertible note conversions	—	63

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

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

In support of our platform, we also operate a research and development facility in Omaha, Nebraska which focuses on the development of various technologies, among them our internally developed proprietary products IV-Cell and HemeScreen. To expand and accelerate our product offering capabilities to commercial laboratories, the Omaha facility was recently CLIA and CAP certified. Functioning side-by-side as a CLIA operating laboratory, the Omaha facility is designed to expand our proficiencies and know-how in transitioning R&D lab generated technology into a commercial laboratory environment.

Capitalizing on this strategy, during the end of the third quarter 2020, we transitioned our HemeScreen technology from the R&D facility to the commercial laboratory setting launching the HemeScreen Reagent Rental (HSRR) program. HSRR offers oncology practices and hospitals diagnostic reagent sets of the patent-pending HemeScreen technology at significantly lower costs, while reducing the test reporting time from seven (7) to ten (10) days down to one (1) day and improving patient care. HemeScreen tests various molecular markers required for the diagnosis of certain hematologic malignancies, such as acute myeloid leukemia (AML) and myeloproliferative neoplasm (MPN). The HSRR program provides a turn-key test offering together with an option to lease-to-own diagnostic testing equipment from the Company. In most practice settings, such hematologic cancer tests are referenced out as both the cost of equipment and the cost of the diagnostic reagents are prohibitive. By utilizing our HSRR program, the customer can generate in-house testing revenues through reagent purchase contracts and economical lease-to-own rates instead of sending out the same tests to large commercial reference laboratories. The HSRR customer also benefits from obtaining faster results, thus ultimately providing better patient care.  During the first quarter of 2021, the Company began to recognize recurring revenues from its first few HSRR accounts.

During the fourth quarter of 2020 the Company announced it entered into an agreement with a South Korean company to market and distribute an FDA-authorized COVID-19 serology antibody test that has recently received EUA (Emergency Use Authorization). Distribution of the product will take place in the U.S. as well as in other markets worldwide.  The EUA allows the Company to distribute to all Point of Care facilities and any healthcare provider that has a National Provider Identifier (“NPI”) number.

The Company also holds an exclusive license to patented ICE-COLD-PCR (“ICP”) technology from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University. We believe that such technology will provide additional services and products directed at improving diagnostic outcomes and providing physicians with options for targeted therapies.

Joint Venture.

In April 2020, the Company formed a joint venture with Poplar Healthcare PLLC (“Poplar”), which we refer to as the “Joint Venture”. The Joint Venture was formed by the Limited Liability Company Agreement of Precipio

Oncometrix LLC, a Delaware limited liability company (“POC”), which was entered into as of April 11, 2020 (the “Effective Date”), by and among POC, Poplar, and Precipio SPV Inc. (“Precipio SPV”), a newly formed subsidiary of the Company, together with such other persons who from time to time become party to the Limited Liability Company Agreement by executing a counterpart signature page in accordance with the terms hereof. POC was formed as a limited liability company on April 2, 2020 in accordance with the statutes and laws of the State of Delaware relating to limited liability companies. Precipio SPV was incorporated in the State of Delaware on March 10, 2020 for the sole purpose of being a party to the Joint Venture.

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of March 31, 2021, the Company had a net loss of $1.5 million, negative working capital of $0.3 million and net cash used in operating activities of $1.3 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On March 26, 2020, the Company entered into a second agreement (the “LP 2020 Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date the condensed consolidated financial statements were issued, we have already received approximately $8.8 million from the LP 2020 Purchase Agreement from the sale of 4,980,000 shares of common stock to Lincoln Park from April 1, 2020 through the date the condensed consolidated financial statements were issued, leaving the Company an additional $1.2 million to draw subsequent to the filing of this Quarterly Report. See Note 8 Stockholders’ Equity for further discussion on Lincoln Park agreements;

●	During 2020, the Company received $0.8 million in funds from the PPP Loan and on February 11, 2021, the Company filed its application for loan forgiveness which was granted effective March 24, 2021. See Note 3 Long-Term Debt.; and
●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which the Company may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million, to or through A.G.P., as sales agent (the “Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”). The Company is limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the Sales Agreement. The offer and sales of our shares of Common Stock to or through A.G.P., will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2020, for an aggregate offering price of up to $50.0 million. From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have already received approximately $15.4 million in gross proceeds through the Sales Agreement from the sale of 4,501,000 shares of common stock, leaving the Company an additional $6.6 million available for future sales pursuant to the Sales Agreement.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2021.

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

Reclassifications.

Certain prior period amounts of property and equipment, net and operating lease right-of-use assets have been reclassified to finance lease right-of-use assets to conform to the current period presentation. These reclassifications had no effect on previously reported net earnings or total assets. As of December 31, 2020, the amounts reclassified to finance lease right-of-use assets were $0.2 million of property and equipment, net and less than $0.1 million of operating lease right-of-use assets.

Recently Adopted Accounting Pronouncements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. The Company adopted this guidance on January 1, 2021. The adoption of this standard was not material to our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”), which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. Topic 326, as amended, is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its condensed consolidated financial statements.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 2,381,497 and 5,859,395 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2021 and 2020, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	March 31,
	2021	2020
Stock options	1,358,096	802,113
Warrants	905,901	907,601
Preferred stock	117,500	117,500
Convertible notes	—	4,032,181
Total	2,381,497	5,859,395

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

(dollars in thousands)	March 31, 2021	December 31, 2020
Assets:
Accounts receivable, net	$390	$538
Total assets	$390	$538
Liabilities:
Accrued expenses	$15	$27
Total liabilities	$15	$27
Noncontrolling interest in Joint Venture	$28	$27
Total stockholders' equity	$56	$53

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	March 31, 2021	December 31, 2020
Department of Economic and Community Development (DECD)	$226	$233
DECD debt issuance costs	(21)	(22)
Financed insurance loan	5	12
Paycheck Protection Program	—	787
Total long-term debt	210	1,010
Current portion of long-term debt	(30)	(648)
Long-term debt, net of current maturities	$180	$362

Department of Economic and Community Development.

On January 8, 2018, the Company received gross proceeds of $400,000 when it entered into an agreement with the Connecticut Department of Economic and Community Development (“DECD”) by which the Company received a grant of $100,000 and a loan of $300,000 secured by substantially all of the Company’s assets (the “DECD 2018 Loan”). The DECD 2018 Loan is a ten-year loan due on December 31, 2027 and includes interest paid monthly at 3.25%.

Due to the economic impact of COVID-19, DECD offered financial relief to all businesses with certain loans, including the Company’s DECD 2018 Loan. The relief includes the option to defer all payments from April 1, 2020 to August 1, 2020 and the deferred payments will be added to the end of the loan. The Company chose to defer its payments and the maturity date of the DECD 2018 Loan was extended to May 31, 2028. The payment deferral modification did not have a material impact on the Company’s cash flows.

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance costs were $1,000 and less than $1,000 for the three months ended March 31, 2021 and 2020, respectively. Net debt issuance costs were approximately $21,000 and $22,000 at March 31, 2021 and December 31, 2020, respectively, and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2019, the Company financed $0.4 million with a 5.0% interest rate and made monthly payments through May of 2020.  In July 2020, the Company financed less than $0.1 million with a 5.0% interest rate and will make monthly payments through May 2021. As of March 31, 2021 and December 31, 2020, the Financed Insurance Loan’s outstanding balance of less than $0.1 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

Settlement Agreement.

On September 21, 2018, the Company entered into a settlement and forbearance agreement with a creditor (the “September 2018 Settlement”) pursuant to which, the Company agreed to make monthly principal and interest payments to the creditor over a two year period, from November 1, 2018 to November 1, 2020, in full and final settlement of $0.1 million of indebtedness that was owed to the creditor on the date of the September 2018 Settlement. The settlement amount accrued interest at the rate of 10% per annum and was paid in full during the fourth quarter of 2020 and, as such, the September 2018 Settlement outstanding balance was zero as of March 31, 2021 and December 31, 2020, respectively.

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

As of December 31, 2020, using the eight-week forgiveness period, the Company had incurred approximately $0.8 million in payroll, payroll related costs and other anticipated qualifying expenses with $0.6 million the PPP Loan’s outstanding balance included in current maturities of long-term debt and $0.2 million included in long-term debt in the Company’s condensed consolidated balance sheet.

On February 11, 2021, the Company filed its application for loan forgiveness with Webster Bank and was subsequently notified by Webster Bank that effective March 24, 2021 the PPP Loan, plus accrued interest, was considered fully forgiven. As a result, the Company recorded a gain on forgiveness of debt of $0.8 million in the condensed consolidated statements of operations during the three months ended March 31, 2021.

4. CONVERTIBLE NOTES

Convertible Bridge Notes.

On April 20, 2018, the Company entered into a securities purchase agreement (the “2018 Note Agreement”) with certain investors, as amended on November 29, 2018 (the “Amendment Agreement”) and amended on April 16, 2019 (“Amendment No.2 Agreement”). The Company also entered into a securities purchase agreement on May 14, 2019. In connection with these securities purchase agreements, the Company issued Senior Secured Convertible Promissory Notes (the “Bridge Notes”) along with warrants during 2018 and 2019.

On March 26, 2020, the Company entered into an amendment agreement (the “March 2020 Amendment”) amending the terms of that certain Amendment No. 2 Agreement dated April 16, 2019 and the securities purchase agreement dated May 14, 2019.  As a result of the March 2020 Amendment, (i) the maturity date of the Bridge Notes issued in April 2019 (the “April 2019 Bridge Notes”) and the Bridge Notes issued in May 2019 (the “May 2019 Bridge Notes”) was extended three months from April 16, 2020 to July 16, 2020, (ii) the floor price at which conversions may occur under the April 2019 Bridge Notes and the May 2019 Bridge Notes was amended from $2.25 to $0.40, and (iii) guaranteed interest on the April 2019 Bridge Notes and the May 2019 Bridge Notes was amended from twelve months to eighteen months.

The Company reviewed the modifications and concluded that the March 2020 Amendment would be treated as an extinguishment of the related April 2019 Bridge Notes and May 2019 Bridge Notes. As a result, the Company recorded a debt premium on the post-modification debt of $0.8 million and a loss on extinguishment of convertible notes of $1.2 million in the condensed consolidated statements of operations during the three months ended March 31, 2020.

During the three months ended March 31, 2020, $0.3 million of bridge notes, plus interest, were converted into 427,997 shares of common stock of the Company.

During the three months ended March 31, 2020, the change in Bridge Note debt discounts and debt premiums was as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
	2020
	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,796)	$—
Additions:	—	793
Deductions:
Amortization (accretion) (1)	703	(39)
Write-off related to note conversions (2)	138	(75)
Write-off related to note extinguishment (3)	955	—
Balance at March 31	$—	$679

(1)	Amortization/accretion is recognized as interest expense/income within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.
(3)	Write-offs associated with note extinguishment are recognized as a loss and included in loss on extinguishment of convertible notes in the condensed consolidated statements of operations.

There were zero convertible notes outstanding at March 31, 2021 and December 31, 2020, respectively.

5. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at March 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	2021	2020
Accrued expenses	$1,192	$1,332
Accrued compensation	550	685
Accrued interest	19	19
	$1,761	$2,036

The Company was able to reduce certain accrued expense and accounts payable amounts through negotiations with certain vendors to settle outstanding liabilities and reversed certain accrued expenses based on statute of limitations for collections being met. The Company recorded these amounts as gains which are included in gain on settlement of liability, net in the condensed consolidated statements of operations. During the three months ended March 31, 2021 and 2020, less than $0.1 million and zero, respectively, were recorded as a gain.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

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

Operating leases result in the recognition of ROU assets and operating lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The primary leases we enter into with initial terms of 12 months or less are for equipment.

The Company also recognizes ROU assets from finance leases in connection with its HSRR program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. Derecognized finance lease ROU assets for the three months ended March 31, 2021 were less than $0.1 million. There were no finance lease ROU asset transactions during the three months ended March 31, 2020.  Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is included in other current assets and other assets in our condensed consolidated balance sheets. The net investment in leased assets was less than $0.1 million as of March 31, 2021 and December 31, 2020, respectively.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	March 31, 2021	December 31, 2020 (1)
Assets:
Operating lease right-of-use assets, net	$253	$306
Finance lease right-of-use assets, net (2)	289	204
Total lease assets	$542	$510

Liabilities:
Current:
Current maturities of operating lease liabilities	$186	$225
Current maturities of finance lease liabilities	136	48
Noncurrent:
Operating lease liabilities, less current maturities	77	92
Finance lease liabilities, less current maturities	112	116
Total lease liabilities	$511	$481
(1)	As of December 31, 2020, $175 of property and equipment, net and $29 of operating lease right-of-use assets were reclassified to finance lease right-of-use assets to conform to the current period presentation.
(2)	As of March 31, 2021 and December 31, 2020, finance lease right-of-use assets included $125 and $29, respectively, of assets related to finance leases associated with the HSRR program.

As of March 31, 2021 and December 31, 2020, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases		Finance Leases		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020	2021	2020
2021	$181	$241	$128	$61	$309	$302
2022	48	48	68	49	116	97
2023	35	35	38	38	73	73
2024	17	17	28	28	45	45
2025	—	—	13	13	13	13
Total lease obligations	281	341	275	189	556	530
Less: Amount representing interest	(18)	(24)	(27)	(25)	(45)	(49)
Present value of net minimum lease obligations	263	317	248	164	511	481
Less, current portion	(186)	(225)	(136)	(48)	(322)	(273)
Long term portion	$77	$92	$112	$116	$189	$208

Other information as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	1.7	1.9
Finance leases	2.5	3.6
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	8.52%	8.28%

During the three months ended March 31, 2021 and 2020, operating cash flows from operating leases was $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was zero, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended March 31, 2021 and 2020, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020. The balances within these accounts are less than $0.1 million, respectively.

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

During the three months ended March 31, 2021 and 2020, the Company issued zero and 427,997 shares of its common stock, respectively, in connection with the conversion of convertible notes, plus interest, totaling zero and $0.4 million, respectively. See Note 4 – Convertible Notes.

During the three months ended March 31, 2021, the Company issued 55,147 shares of its common stock for approximately $0.2 million of consulting services.

LP Purchase Agreement

On September 7, 2018, the Company entered into a purchase agreement (the “LP Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement.

During the three months ended March 31, 2020, we received approximately $1.3 million from the sale of 930,012 shares of common stock to Lincoln Park under the LP Purchase Agreement. The LP Purchase Agreement terminated during our second fiscal quarter of 2020. Effective April 13, 2020, the Company became eligible to sell additional shares to Lincoln Park pursuant to the LP 2020 Purchase Agreement, as discussed below.

LP 2020 Purchase Agreement

On March 26, 2020, the Company entered into a purchase agreement (the “LP 2020 Purchase Agreement”) and a registration rights agreement (the “LP 2020 Registration Rights Agreement”) with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 24 month term of the LP 2020 Purchase Agreement. Pursuant to the terms of the LP 2020 Purchase Agreement, on the agreement date, the Company issued 250,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP 2020 Commitment Shares”). Pursuant to the terms of the LP 2020 Registration Rights Agreement, on March 27, 2020, as amended on April 8, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 1,770,000 shares of common stock, which includes the LP 2020 Commitment Shares, that have been or may be issued to Lincoln Park under the LP 2020 Purchase Agreement. The Form S-1 was declared effective by the SEC on April 13, 2020. No shares registered under this S-1 were sold to Lincoln Park during the three months ended March 31, 2020. As of June 22, 2020, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On June 26, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 4,500,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was amended twice on July 7, 2020 and declared effective by the SEC on July 7, 2020. As of March 31, 2021, 3,460,000 shares registered under this S-1 had been sold and/or issued to Lincoln Park.

As of the date of issuance of this Quarterly Report on Form 10-Q, we have already received an aggregate of $8.8 million from the sale of common stock to Lincoln Park under the LP 2020 Purchase Agreement, including approximately $1.3 million from the sale of 500,000 shares of common stock during the three months ended March 31, 2021.

Preferred Stock.

The Company’s Board of Directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, from time to time, with such designations, powers, preferences and rights and such qualifications, limitations and restrictions as may be provided in a resolution or resolutions adopted by the Board of Directors.

Series B Preferred Stock.

The Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with the State of Delaware, which designates 6,900 shares of our preferred stock as Series B Preferred Stock. The Series B Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. The Series B Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent dividends are also paid on the common stock). On August 28, 2017, the Company completed an underwritten public offering (the “August 2017 Offering”) consisting of the Company’s Series B Preferred Stock and warrants.

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

There were no conversions of Series B Preferred Stock during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of March 31, 2021:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2017	June 2022	2,540	$41.25
(1)	2017	June 2022	500	$7.50
(2)	2017	June 2022	6,095	$105.00
(3)	2017	August 2022	25,201	$0.40
(4)	2017	August 2022	4,000	$46.88
(5)	2017	August 2022	47,995	$150.00
(5)	2017	August 2022	9,101	$7.50
(6)	2017	August 2022	16,664	$0.40
(6)	2017	August 2022	7,335	$0.40
(7)	2017	October 2022	666	$0.40
(8)	2018	October 2022	7,207	$112.50
(9)	2018	April 2023	69,964	$5.40
(9)	2018	April 2023	121,552	$5.40
(10)	2018	October 2022	15,466	$11.25
(11)	2018	July 2023	14,671	$5.40
(11)	2018	July 2023	14,672	$5.40
(11)	2018	August 2023	36,334	$5.40
(11)	2018	August 2023	36,334	$5.40
(11)	2018	September 2023	19,816	$5.40
(11)	2018	September 2023	20,903	$5.40
(12)	2018	November 2023	75,788	$5.40
(12)	2018	December 2023	51,282	$5.40
(13)	2019	April 2024	147,472	$5.40
(14)	2019	May 2024	154,343	$9.56
			905,901

(1)	These warrants were issued in connection with a June 2017 merger transaction (the “Merger”).
(2)	These warrants were issued in connection with the Merger.
(3)	These warrants were issued in connection with an underwritten public offering completed on August 28, 2017 (the “August 2017 Offering”) and are the August 2017 Offering Warrants discussed below.
(4)	These warrants were issued in connection with the August 2017 Offering.
(5)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering.
(6)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.
(7)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.
(8)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.
(9)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.
(10)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.
(11)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.

(12)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment Agreement and are the Q4 2018 Warrants discussed below.
(13)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment No. 2 Agreement and are the April 2019 Warrants discussed below.
(14)	These warrants were issued in connection with the May 2019 Bridge Notes and are the May 2019 Warrants discussed below.

During the three months ended March 31, 2021 and 2020, 239 and 1,588 warrants expired, respectively. These warrants had been issued in connection with transactions which were completed in January 2016 and February 2015, respectively.

During the three months ended March 31, 2021, 357 warrants were settled for cash of approximately $0.1 million. For further discussion, see the 2016 Warrant Liability in Note 9 – Fair Value.

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

Creditor Warrants

In the fourth quarter of 2017, the Company entered into Settlement Agreements with the Creditors pursuant to which the Company agreed to issue, to certain of its Creditors, 7,207 Creditor Warrants (the “Creditor Warrants”) to purchase 7,207 shares of the Company’s common stock at an exercise price of $112.50 per share. The Creditor Warrants were issued in February 2018.

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

There were no deemed dividends during the three months ended March 31, 2021. The following represents a summary of the dividends recorded for the three months ended March 31, 2020:

Amount Recorded
Deemed Dividends	(in thousands)

Dividends resulting from the March 2020 Amendment
Deemed Dividend A	$3,333
Deemed Dividend B	6
Deemed Dividend C	5
Deemed Dividend D	*

For the three months ended March 31, 2020	$3,344

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

Common Stock Warrant Liabilities.

Certain of our issued and outstanding warrants to purchase shares of common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our condensed consolidated statements of operations.

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants were settled for cash of approximately $0.1 million in January 2021. The balance of the 2016 Warrant Liability was zero as of March 31, 2021.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of March 31, 2021, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 1.05 to 3.12 years; annual volatility of 160% to 223%; and risk free rate of 0.07% to 0.35%. As of December 31, 2020, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 1.3 to 3.4 years; annual volatility of 162% to 201%; and risk free rate of 0.10% to 0.17%.

During the three months ended March 31, 2021 and 2020, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended March 31, 2021
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$130	$1,195	$1,325
Total (gains) losses:
Revaluation recognized in earnings	–	118	118
Deductions – warrant liability settlement	(130)	–	(130)
Balance at March 31	$–	$1,313	$1,313

	Three Months Ended March 31, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$70	$1,268	$1,338
Total (gains) losses:
Revaluation recognized in earnings	(12)	(924)	(936)
Balance at March 31	$58	$344	$402

10. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan") which will expire on June 5, 2027. Per the terms of the 2017 Plan, the shares authorized for issuance under the 2017 Plan were 1,792,431 at March 31, 2021, of which 434,423 remain available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the three months ended March 31, 2021, the shares authorized for issuance increased by 878,845 shares.

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

During the three months ended March 31, 2021, the Company granted stock options to purchase up to 591,097 shares of common stock at a weighted average exercise price of $2.16. The following table summarizes stock option activity under our plans during the three months ended March 31, 2021:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2021	822,992	$4.46
Granted	591,097	2.16
Forfeited	(55,993)	2.25
Outstanding at March 31, 2021	1,358,096	$3.55
Exercisable at March 31, 2021	461,181	$5.63

As of March 31, 2021, there were 1,133,868 options that were vested or expected to vest with an aggregate intrinsic value of $0.2 million and a remaining weighted average contractual life of 8.8 years.

During the three months ended March 31, 2020, there were 325,050 options granted with a weighted average exercise price of $2.09 and 13,267 options forfeited with a weighted average exercise price of $5.43.

For the three months ended March 31, 2021 and 2020, we recorded compensation expense for all stock awards of $0.4 million and $0.2 million, respectively, within operating expense in the accompanying statements of operations. As of March 31, 2021, the unrecognized compensation expense related to unvested stock awards was $2.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

Reagents and other diagnostic products

Control of reagents and other diagnostic products are transferred to the customer at a point in time and, as such, the Company recognizes these revenues at a point in time based on the delivery method. These revenues include revenues from reagent sets for our HSRR program, COVID-19 antibody tests and other product sales and are included in other revenue in our condensed consolidated statements of operations.

Equipment leasing

The Company accounts for sales-type leases within the scope of ASC 842, Leases, as ASC 606 specifically excludes leases from its guidance. The sales-type leases result in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in leased asset.  Revenue from sales-type leases is recognized upfront on the commencement date of the lease, and is included in other revenue in our condensed consolidated statements of operations. For the three months ended March 31, 2021 and 2020, revenue from sales-type leases was less than $0.1 million and zero, respectively.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$13	$9	$—	$—	$13	$9
Medicare	984	524	—	—	984	524
Self-pay	47	50	—	—	47	50
Third party payers	900	517	—	—	900	517
Contract diagnostics	—	—	—	358	—	358
Service revenue, net	$1,944	$1,100	$—	$358	$1,944	$1,458

Revenue from the Medicare and Medicaid programs account for a portion of the Company’s patient diagnostic service revenue. Laws and regulations governing those programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience. The Company does not typically enter arrangements where multiple contracts can be combined as the terms regarding services are generally found within a single agreement/requisition form. The Company derives its revenues from the following types of transactions: diagnostic testing (“Diagnostic”), revenues from the Company’s ICP technology and bio-pharma projects encompassing genetic diagnostics (collectively “Biomarker”), revenues from clinical research grants from state and federal research programs and diagnostic product sales, including revenues from equipment leases and reagent sales associated with our HSRR program.

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended March 31, 2021 and December 31, 2020, the deferred revenue was $101,000 and $6,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2021	2020	2021	2020	2021	2020
Medicaid	$13	$9	$—	$—	$13	$9
Medicare	984	524	—	—	984	524
Self-pay	47	50	—	—	47	50
Third party payers	3,133	1,808	(2,233)	(1,291)	900	517
Contract diagnostics	—	358	—	—	—	358
	4,177	2,749	(2,233)	(1,291)	1,944	1,458
Other	167	24	—	—	167	24
	$4,344	$2,773	$(2,233)	$(1,291)	$2,111	$1,482

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$13	$9	$(8)	$(8)	$5	$1
Medicare	984	524	(99)	(79)	885	445
Self-pay	47	50	—	—	47	50
Third party payers	900	517	(180)	(179)	720	338
Contract diagnostics	—	358	—	—	—	358
	1,944	1,458	(287)	(266)	1,657	1,192
Other	167	24	—	—	167	24
	$2,111	$1,482	$(287)	$(266)	$1,824	$1,216

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	March 31, 2021	December 31, 2020
Medicaid	$106	$131
Medicare	1,057	1,054
Self-pay	232	276
Third party payers	3,380	3,373
Contract diagnostic services and other	151	53
	$4,926	$4,887
Less allowance for doubtful accounts	(4,301)	(4,013)
Accounts receivable, net	$625	$874

The following table presents the roll-forward of the allowance for doubtful accounts for the three months ended March 31, 2021.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2021		$(4,013)
Collection Allowance:
Medicaid	$(8)
Medicare	(99)
Third party payers	(180)
	(287)
Bad debt expense	$(1)
Total charges		(288)
Balance, March 31, 2021		$(4,301)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Accounts receivable, as of
	Three Months Ended
	March 31,		March 31,	December 31,
	2021	2020	2021	2020

Customer A	*	27%	*	*
Customer B	*	10%	*	*
Customer C	*	*	11%	*

* represents less than 10%

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2021 through the date the condensed consolidated financial statements were issued.

At The Market Offering Agreement

On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which the Company may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million, to or through A.G.P., as sales agent (the “Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”). The Company is limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the Sales Agreement.

The offer and sales of our shares of Common Stock to or through A.G.P., will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2020, for an aggregate offering price of up to $50.0 million.

Under the Sales Agreement, Shares may be sold by any method permitted by law deemed to be an “at the market offering.” A.G.P. will also be able to sell shares of Common Stock by any other method permitted by law, including in negotiated transactions with the Company’s prior written consent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, A.G.P. is required to use its commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Capital Market to sell the Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. A.G.P. is not under any obligation to purchase any of the Shares on a principal basis pursuant to the Sales Agreement, except as otherwise agreed by A.G.P. and the Company in writing and expressly set forth in a placement notice. A.G.P.’s obligations to sell the Shares under the Sales Agreement are subject to satisfaction of certain conditions, including customary closing conditions. The Company is not obligated to make any sales of Shares under the Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

The Company has agreed to pay A.G.P. a cash fee of 3.0% of the aggregate gross proceeds from the sale of the Shares on the Company’s behalf pursuant to the Sales Agreement. The Sales Agreement contains representations, warranties and covenants that are customary for transactions of this type. In addition, the Company has provided A.G.P. with customary indemnification and contribution rights. The Company has also agreed to reimburse A.G.P. for certain specified expenses, including the expenses of counsel to A.G.P. The offering of the Shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement by A.G.P. or the Company, as permitted therein.

From the date of the Sales Agreement through the issuance of this Quarterly Report on Form 10-Q, we have received gross proceeds of approximately $15.4 million from the sale of 4,501,000 shares of common stock through A.G.P.

Warrant Exercises

From April 1, 2021 through the issuance of this Quarterly Report on Form 10-Q, the Company issued 74,000 shares of its common stock in connection with the exercise of 74,000 warrants that were outstanding as of March 31, 2021. The warrant exercises resulted in cash proceeds to the Company of approximately $0.4 million.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the Securities and Exchange Commission on March 29, 2020. Results for the three months ended March 31, 2021 are not necessarily indicative of results that may be attained in the future.

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

The Company also holds an exclusive license to patented ICE-COLD-PCR (“ICP”) technology from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University. We believe that such technology will provide additional services and products directed at improving diagnostic outcomes and providing physicians with options for targeted therapies.

In April 2020, we formed a Joint Venture with Poplar. Poplar provides specialized laboratory testing services to a nationwide client base of gastroenterologists, dermatologists, oncologists, urologists, gynecologists and their patients. The business purpose of the Joint Venture is to facilitate and capitalize on the combined capabilities, resources and healthcare industry relationships of its members by partnering, promoting and providing oncology services to office based physicians, hospitals and medical centers. Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51% ownership. We have determined that we hold a variable interest in the Joint Venture and that we are the primary beneficiary of the Joint Venture. Due to this determination, we consolidate the Joint Venture. See Note 2 - Summary of Significant Accounting Policies for further discussion.

Recent Developments

Business Activities – HemeScreen

The HemeScreen Reagent Program (“HSSR”) offers oncology practices and hospitals diagnostic reagent sets of our patent-pending HemeScreen technology at significantly lower costs, while reducing the test reporting time from 7 to 10 days down to 1 day and improving patient care.  The HSRR program provides a turn-key test offering together with an option to lease-to-own diagnostic testing equipment from the Company.  In most practice settings, such hematologic cancer tests are referenced out as both the cost of equipment and the cost of the diagnostic reagents are prohibitive.  By utilizing our HSSR program the customer can generate in-house testing revenues through reagent purchase contracts and economical lease-to-own rates.  Customers can generate in-house revenues and profits instead of sending out the same tests to large commercial reference laboratories.  The HSSR customer also benefits from obtaining faster results, thus ultimately providing better patient care.  During the first quarter of 2021, the Company began to recognize recurring revenues from its first few HSRR accounts.

Business Activities – COVID Testing

On May 3, 2021, the Company expanded access to its COVID-19 rapid antibody test (20 minute) by listing on Amazon.com’s healthcare website platform.  The antibody test, which is manufactured in the USA by Nirmidas Biotech, of California, was the first US-based test to receive emergency use authorization (EUA) by the FDA for point-of-care (POC). Precipio holds the exclusive rights to distribute this product on Amazon’s platform.  The COVID-19 rapid antibody test tests for both IgG & IgM antibodies. It may currently be purchased by any medical practitioner having a National Provider Identifier (“NPI”), hospitals, medical centers and other qualified medical POC providers.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of March 31, 2021, the Company had a net loss of $1.5 million, negative working capital of $0.3 million and net cash used in operating activities of $1.3 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to COVID-19, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

(subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. As of the date the condensed consolidated financial statements were issued, we have already received approximately $8.8 million from the LP 2020 Purchase Agreement from the sale of 4,980,000 shares of common stock to Lincoln Park from April 1, 2020 through the date the condensed consolidated financial statements were issued, leaving the Company an additional $1.2 million to draw subsequent to the filing of this Quarterly Report. See Note 8 Stockholders’ Equity for further discussion on Lincoln Park agreements;
●	During 2020, the Company received $0.8 million in funds from the PPP Loan and on February 11, 2021, the Company filed its application for loan forgiveness which was granted effective March 24, 2021. See Note 3 Long-Term Debt.; and
●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which the Company may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million, to or through A.G.P., as sales agent (the “Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”). The Company is limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the Sales Agreement. The offer and sales of our shares of Common Stock to or through A.G.P., will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2020, for an aggregate offering price of up to $50.0 million. From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have already received approximately $15.4 million in gross proceeds through the Sales Agreement from the sale of 4,501,000 shares of common stock, leaving the Company an additional $6.6 million available for future sales pursuant to the Sales Agreement.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Service revenue, net, less allowance for doubtful accounts	$1,657	$1,192	$465	39%
Other	167	24	143	596%
Net Sales	$1,824	$1,216	$608	50%

Net sales for the three months ended March 31, 2021 were approximately $1.8 million, an increase of $0.6 million as compared to the same period in 2020. During the three months ended March 31, 2021, patient diagnostic service revenue increased $0.8 million as compared to the same period in 2020 due to an increase in cases processed. We processed 1,083 cases during the three months ended March 31, 2021 as compared to 683 cases during the same period in 2020, or a 59% increase in cases. The increase in patient diagnostic service revenue was partially offset by a decrease of $0.3 million in contract diagnostics revenue for the three months ended March 31, 2021 as compared to the same period in 2020.  Other revenue increased $0.1 million for the three months ended March 31, 2021 as compared to the same period in 2020, mostly resulting from increased revenue related to our HSRR program.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.3 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase included an increase in patient diagnostic costs offset by a decrease in contract diagnostic costs which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2021	2020	2021	2020
Gross Profit	$468	$125	26%	10%

Gross margin was 26% of total net sales, for the three months ended March 31, 2021, compared to 10% of total net sales for the same period in 2020 and the gross profit was approximately $0.5 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively. The gross margin increased during the three months ended March 31, 2021, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. The increase in case volume enabled our laboratory to yield economies of scale and to leverage fixed expenses. We anticipate case volume to increase in 2021 and for our costs per case to improve as additional economies of scale are possible.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.3 million to $2.6 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase included increases of $0.1 million in general and administrative expenses, $0.1 million in research and development expenses and $0.3 million in stock based compensation expenses. These were partially offset by a decrease of $0.3 million in sales and marketing costs, which is primarily decreased personnel costs due to a lower sales headcount in the current year period.

Other (Expense) Income. We recorded other income, net of $0.7 million and other expense, net of $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The current year period other income of $0.7 million includes $0.8 million of a gain on forgiveness of debt related to the forgiveness of our PPP Loan which will not be required to be repaid, partially offset by $0.1 million expense from warrant revaluations.

During the three months ended March 31, 2020, net other expense of approximately $1.0 million includes a $1.2 million expense for loss on extinguishment of convertible notes which was recorded in conjunction with the March 2020 Amendment, and interest expense, net of $0.7 million primarily from the amortization of debt discounts related to our convertible notes. These expenses were partially offset by $0.9 million of income recorded on warrant revaluations.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	March 31, 2021	December 31, 2020	Change
Current assets (including cash of $2,286 and $2,656 respectively)	$3,859	$4,204	$(345)
Current liabilities	4,183	4,656	(473)
Working capital	$(324)	$(452)	$128

During the three months ended March 31, 2021 we received gross proceeds of $1.3 million from the sale of 500,000 shares of our common stock.

Analysis of Cash Flows – Three Months Ended March 31, 2021 and 2020

Net Change in Cash. Cash decreased by $0.4 million during the three months ended March 31, 2021 and 2020, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $1.3 million during the three months ended March 31, 2021 included a net loss of $1.4 million, an increase in inventories and other assets of $0.3 million, an increase in finance lease right of use assets of less than $0.1 million, a decrease in accrued expenses and other liabilities of $0.2 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by an increase in accounts payable of $0.2 million and non-cash adjustments of $0.5 million. The non-cash adjustments included $0.3 million for the change in provision for losses on doubtful accounts. We routinely provide a reserve for doubtful accounts as a result of having limited in-network payer contracts. Non-cash adjustments also included $0.8 million for a gain on forgiveness of debt, which resulted from the forgiveness of the PPP Loan. The other non-cash adjustments to net loss of approximately $0.9 million include, among other things, depreciation and amortization, warrant revaluations and stock based compensation. The cash flows used in operating activities of approximately $1.6 million during the three months ended March 31, 2020 included a net loss of $3.2 million, an increase in accounts receivable of $0.5 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by an increase in accounts payable of $0.2 million, a decrease in other assets of $0.1 million, an increase in accrued expenses and other liabilities of $0.2 million and non-cash adjustments of $1.7 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.2 million and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $1.1 million for the three months ended March 31, 2021, which included proceeds of $1.3 million from the issuance of common stock. This was partially offset by payments on our long-term debt and finance lease obligations of less than $0.1 million and payments on common stock warrant liabilities of $0.1 million.  Cash flows provided by financing activities totaled $1.2 million for the three months ended March 31, 2020, which included proceeds of $1.4 million from the issuance of common stock partially offset by payments on our long-term debt and convertible notes of $0.2 million.

Off-Balance Sheet Arrangements

At each of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 29, 2021.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of our financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 29, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. As of March 31, 2021, we had a net loss of $1.5 million, negative working capital of $0.3 million and net cash used in operating activities of $1.3 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of March 31, 2021, our cash balance was $2.3 million and our working capital was approximately negative $0.3 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms. From April 1, 2021 through the issuance of this Quarterly Report on Form 10-Q, we have received gross proceeds of approximately $15.4 million from the sale of 4,501,000 shares of common stock through the Sales Agreement with A.G.P. and we have received cash proceeds of approximately $0.4 million from the exercise of 74,000 warrants.

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

PRECIPIO, INC.

Date: May 14, 2021	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)