Form 10-Q
period 2021-06-30
Precipio, Inc.
filed 2021-08-12
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the number of shares of common stock outstanding was 22,708,192.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2021
	(unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$15,701	$2,656
Accounts receivable, net	443	874
Inventories	556	350
Other current assets	280	324
Total current assets	16,980	4,204

PROPERTY AND EQUIPMENT, NET	571	277

OTHER ASSETS:
Finance lease right-of-use assets, net	508	204
Operating lease right-of-use assets, net	199	306
Intangibles, net	15,192	15,667
Other assets	90	55
Total assets	$33,540	$20,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$25	$648
Current maturities of finance lease liabilities	248	48
Current maturities of operating lease liabilities	143	225
Accounts payable	1,821	1,693
Accrued expenses	1,343	2,036
Deferred revenue	58	6
Total current liabilities	3,638	4,656
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	174	362
Finance lease liabilities, less current maturities	199	116
Operating lease liabilities, less current maturities	64	92
Common stock warrant liabilities	2,207	1,325
Total liabilities	6,282	6,551
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at June 30, 2021 and December 31, 2020, 47 shares issued and outstanding at June 30, 2021 and December 31, 2020, liquidation preference of $427 at June 30, 2021	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2021 and December 31, 2020, 22,707,063 and 17,576,916 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	227	176
Additional paid-in capital	103,029	85,523
Accumulated deficit	(76,029)	(71,564)
Total Precipio, Inc. stockholders’ equity	27,227	14,135
Noncontrolling interest in joint venture	31	27
Total stockholders’ equity	27,258	14,162
Total liabilities and stockholders’ equity	$33,540	$20,713

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SALES:
Service revenue, net	$2,038	$1,616	$3,982	$3,074
Other revenue	206	29	373	53
Revenue, net of contractual allowances and adjustments	2,244	1,645	4,355	3,127
Adjustment for allowance for doubtful accounts	100	(337)	(187)	(603)
Net sales	2,344	1,308	4,168	2,524
COST OF SALES:
Cost of service revenue	1,371	1,137	2,671	2,228
Cost of other revenue	222	–	278	—
Total cost of sales	1,593	1,137	2,949	2,228
Gross profit	751	171	1,219	296
OPERATING EXPENSES:
Operating expenses	2,883	2,430	5,488	4,758
OPERATING LOSS	(2,132)	(2,259)	(4,269)	(4,462)
OTHER INCOME (EXPENSE):
Interest (expense) income, net	(1)	246	(8)	(467)
Warrant revaluation	(894)	(372)	(1,012)	564
Gain on settlement of liability	17	–	34	—
Gain on forgiveness of Paycheck Protection Program loan	–	–	794	—
Loss on extinguishment of convertible notes	–	–	—	(1,225)
Other income	–	153	—	153
Total other income (expense)	(878)	27	(192)	(975)
LOSS BEFORE INCOME TAXES	(3,010)	(2,232)	(4,461)	(5,437)
INCOME TAX EXPENSE	–	–	—	—
NET LOSS	(3,010)	(2,232)	(4,461)	(5,437)

Less: Net income attributable to noncontrolling interest in joint venture	(3)	(17)	(4)	(17)
Deemed dividends related to beneficial conversion feature of preferred stock and fair value of warrant down round features	–	–	—	(3,344)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(3,013)	$(2,249)	$(4,465)	$(8,798)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.20)	$(0.23)	$(0.89)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	21,041,162	11,353,093	19,461,528	9,862,525

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, April 1, 2021	47	$—	18,132,063	$181	$87,365	$(73,016)	$14,530	$28	$14,558
Net (loss) income	—	—	—	—	—	(3,013)	(3,013)	3	(3,010)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	4,501,000	45	14,902	—	14,947	—	14,947
Proceeds upon issuance of common stock from exercise of warrants	—	—	74,000	1	399	—	400	—	400
Stock-based compensation	—	—	—	—	363	—	363	—	363
Balance, June 30, 2021	47	$—	22,707,063	$227	$103,029	$(76,029)	$27,227	$31	$27,258

	For the Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2021	47	$—	17,576,916	$176	$85,523	$(71,564)	$14,135	$27	$14,162
Net (loss) income	—	—	—	—	—	(4,465)	(4,465)	4	(4,461)
Issuance of common stock in connection with purchase agreements	—	—	500,000	5	1,255	—	1,260	—	1,260
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	4,501,000	45	14,902	—	14,947	—	14,947
Proceeds upon issuance of common stock from exercise of warrants	—	—	74,000	1	399	—	400	—	400
Issuance of common stock for consulting services	—	—	55,147	—	150	—	150	—	150
Stock-based compensation	—	—	—	—	800	—	800	—	800
Balance, June 30, 2021	47	$—	22,707,063	$227	$103,029	$(76,029)	$27,227	$31	$27,258

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, April 1, 2020	47	$—	9,506,126	$95	$75,334	$(64,144)	$11,285	$—	$11,285
Net loss	—	—	—	—	—	(2,249)	(2,249)	17	(2,232)
Conversion of convertible notes into common stock	—	—	3,480,148	35	1,788	—	1,823	—	1,823
Issuance of common stock in connection with purchase agreements	—	—	1,630,642	16	1,241	—	1,257	—	1,257
Write-off debt premiums in conjunction with convertible note conversions	—	—	—	—	333	—	333	—	333
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	161	—	161	—	161
Balance, June 30, 2020	47	$—	14,616,916	$146	$78,857	$(66,393)	$12,610	$17	$12,627

	For the Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2019	47	$—	7,898,117	$79	$74,065	$(60,939)	$13,205	$—	$13,205
Net loss	—	—	—	—	—	(5,454)	(5,454)	17	(5,437)
Conversion of convertible notes into common stock	—	—	3,908,145	39	2,137	—	2,176	—	2,176
Issuance of common stock in connection with purchase agreements	—	—	2,810,654	28	2,579	—	2,607	—	2,607
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	(523)	—	(523)	—	(523)
Write-off debt premiums (net of debt discounts) in conjunction with convertible note conversions	—	—	—	—	270	—	270	—	270
Stock-based compensation	—	—	—	—	329	—	329	—	329
Balance, June 30, 2020	47	$—	14,616,916	$146	$78,857	$(66,393)	$12,610	$17	$12,627

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,461)	$(5,437)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	549	564
Amortization of operating lease right-of-use asset	107	110
Amortization of finance lease right-of-use asset	22	27
Amortization of deferred financing costs, debt discounts and debt premiums	2	317
Gain on forgiveness of debt	(794)	—
Gain on settlement of liability	(34)	—
Loss on extinguishment of convertible notes	—	1,225
Stock-based compensation	800	329
Value of stock issued in payment of services	150	—
Provision for losses on doubtful accounts	188	606
Warrant revaluation	1,012	(564)
Derecognition of finance lease right-of-use asset	29	—
Gain from sale of fixed asset	—	(55)
Changes in operating assets and liabilities:
Accounts receivable	243	(1,386)
Inventories	(206)	(49)
Finance lease right-of-use assets	(35)	—
Other assets	9	195
Accounts payable	81	147
Operating lease liabilities	(110)	(106)
Accrued expenses and other liabilities	(600)	515
Net cash used in operating activities	(3,048)	(3,562)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(321)	(65)
Proceeds from sale of fixed asset	—	55
Net cash used in investing activities	(321)	(10)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(37)	(33)
Issuance of common stock, net of issuance costs	16,207	2,607
Proceeds from exercise of warrants	400	—
Proceeds from PPP Loan	—	787
Principal payments on long-term debt	(26)	(284)
Payments on common stock warrant liabilities	(130)	—
Net cash flows provided by financing activities	16,414	3,077
NET CHANGE IN CASH	13,045	(495)
CASH AT BEGINNING OF PERIOD	2,656	848
CASH AT END OF PERIOD	$15,701	$353

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$6	$20

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	47	—
Equipment financed through finance lease obligations	—	21
Conversion of convertible debt, plus interest, into common stock	—	2,176
Write-off of beneficial conversion feature in conjunction with convertible note extinguishment	—	523
Finance lease right-of-use assets obtained in exchange for finance lease obligations	321	—
Write-off of (debt premiums) debt discounts, net, in conjunction with convertible note conversions	—	(270)

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2021 and 2020

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a cancer diagnostics and reagent technology company providing diagnostic products, reagents and services to the oncology market. We have built and continue to develop a platform designed to eradicate the problem of misdiagnosis by harnessing the intellect, expertise and technologies developed in collaboration with academic institutions, and to deliver quality diagnostic information to physicians and their patients worldwide.

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

Capitalizing on this strategy, during the end of the third quarter 2020, we transitioned our HemeScreen technology from the R&D facility to the commercial laboratory setting launching the HemeScreen Reagent Rental (HSRR) program. HSRR offers oncology practices and hospitals diagnostic reagent sets of the patent-pending HemeScreen technology at significantly lower costs, while reducing the test reporting time from seven (7) to ten (10) days down to one (1) day and improving patient care. HemeScreen tests various molecular markers required for the diagnosis of certain hematologic malignancies, such as acute myeloid leukemia (AML) and myeloproliferative neoplasm (MPN). The HSRR program provides a turn-key test offering together with an option to lease-to-own diagnostic testing equipment from the Company. In most practice settings, such hematologic cancer tests are referenced out as both the cost of equipment and the cost of the diagnostic reagents are prohibitive. By utilizing our HSRR program, the customer can generate in-house testing revenues through reagent purchase contracts and economical lease-to-own rates instead of sending out the same tests to large commercial reference laboratories. The HSRR customer also benefits from obtaining faster results, thus ultimately providing better patient care.  During the first half of 2021, the Company began to recognize recurring revenues from its first few HSRR accounts.

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of June 30, 2021, the Company had a net loss of $4.4 million, working capital of $13.3 million and net cash used in operating activities of $3.0 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On March 26, 2020, the Company entered into a second agreement (the “LP 2020 Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10.0 million of common stock of the Company (subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The Company terminated the LP 2020 Purchase Agreement effective June 14, 2021 and as of the date the condensed consolidated financial statements were issued, we have received approximately $8.8 million from the LP 2020 Purchase Agreement from the sale of 4,980,000 shares of common stock to Lincoln Park from April 1, 2020 through June 14, 2021. See Note 8 Stockholders’ Equity for further discussion on Lincoln Park agreements;
●	During 2020, the Company received $0.8 million in funds from the PPP Loan and on February 11, 2021, the Company filed its application for loan forgiveness which was granted effective March 24, 2021. See Note 3 Long-Term Debt.; and

●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”). The Company is limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP Sales Agreement. The offer and sales of our shares of Common Stock to or through AGP, will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2020, for an aggregate offering price of up to $50.0 million. From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have already received approximately $15.4 million in gross proceeds through the AGP Sales Agreement from the sale of 4,501,000 shares of common stock, leaving the Company an additional $6.6 million available for future sales pursuant to the AGP Sales Agreement.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2021.

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

Recent Accounting Pronouncements Not Yet Adopted.

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity.  This ASU becomes effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company is currently evaluating the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 2,311,399 and 1,815,502 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2021 and 2020, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	June 30,
	2021	2020
Stock options	1,361,998	791,233
Warrants	831,901	906,769
Preferred stock	117,500	117,500
Total	2,311,399	1,815,502

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

(dollars in thousands)	June 30, 2021	December 31, 2020
Assets:
Accounts receivable, net	$240	$538
Total assets	$240	$538
Liabilities:
Accrued expenses	$7	$27
Total liabilities	$7	$27
Noncontrolling interest in Joint Venture	$31	$27
Total stockholders' equity	$61	$53

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	June 30, 2021	December 31, 2020
Department of Economic and Community Development (DECD)	$219	$233
DECD debt issuance costs	(20)	(22)
Financed insurance loan	—	12
Paycheck Protection Program	—	787
Total long-term debt	199	1,010
Current portion of long-term debt	(25)	(648)
Long-term debt, net of current maturities	$174	$362

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

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance costs were $1,000 for the three months ended June 30, 2021 and 2020, respectively and $2,000 for the six months ended June 30, 2021 and 2020, respectively. Net debt issuance costs were approximately $20,000 and $22,000 at June 30, 2021 and December 31, 2020, respectively, and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2019, the Company financed $0.4 million with a 5.0% interest rate and made monthly payments through May of 2020.  In July 2020, the Company financed less than $0.1 million with a 5.0% interest rate and made monthly payments through May 2021. As of June 30, 2021 and December 31, 2020, the Financed Insurance Loan’s outstanding balance of zero and less than $0.1 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

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

On February 11, 2021, the Company filed its application for loan forgiveness with Webster Bank and was subsequently notified by Webster Bank that effective March 24, 2021 the PPP Loan, plus accrued interest, was considered fully forgiven. As a result, the Company recorded a gain on forgiveness of debt of $0.8 million in the condensed consolidated statements of operations during the six months ended June 30, 2021.

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

During the three and six months ended June 30, 2020, $1.8 million and $2.2 million, respectively, of bridge notes, plus interest, were converted into 3,480,148 and 3,908,145 shares of common stock of the Company, respectively.

During the three and six months ended June 30, 2020, the change in Bridge Note debt discounts and debt premiums was as follows:

(Dollars in thousands)	For the Three Months Ended June 30,
	2020
	Debt Discounts	Debt Premiums
Beginning balance at April 1	$—	$679
Deductions:
Amortization (accretion) (1)	—	(346)
Write-off related to note conversions (2)	—	(333)
Balance at June 30	$—	$—

	For the Six Months Ended June 30,
	2020
	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,796)	$—
Additions:	—	793
Deductions:
Amortization (accretion) (1)	703	(385)
Write-off related to note conversions (2)	138	(408)
Write-off related to note extinguishment (3)	955	—
Balance at June 30	$—	$—

(1)	Amortization/accretion is recognized as interest expense/income within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.
(3)	Write-offs associated with note extinguishment are recognized as a loss and included in loss on extinguishment of convertible notes in the condensed consolidated statements of operations.

There were zero convertible notes outstanding at June 30, 2021 and December 31, 2020, respectively.

5. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at June 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	2021	2020
Accrued expenses	$676	$906
Accrued compensation	251	685
Accrued franchise, property and sales and use taxes	397	426
Accrued interest	19	19
	$1,343	$2,036

The Company recorded certain settled reductions in accrued expenses and accounts payable as gains which are included in gain on settlement of liability, net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2021 less than $0.1 million, respectively, was recorded as a gain. There were no gains on settlement of liability recorded during the three and six months ended June 30, 2020.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

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

The Company also recognizes ROU assets from finance leases in connection with its HSRR program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. Derecognized finance lease ROU assets for the three and six months ended June 30, 2021 were zero and less than $0.1 million, respectively. There were no finance lease ROU asset transactions during the three and six months ended June 30, 2020.  Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is included in other current assets and other assets in our condensed consolidated balance sheets. The net investment in leased assets was less than $0.1 million as of June 30, 2021 and December 31, 2020, respectively.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	June 30, 2021	December 31, 2020 (1)
Assets:
Operating lease right-of-use assets, net	$199	$306
Finance lease right-of-use assets, net (2)	508	204
Total lease assets	$707	$510

Liabilities:
Current:
Current maturities of operating lease liabilities	$143	$225
Current maturities of finance lease liabilities	248	48
Noncurrent:
Operating lease liabilities, less current maturities	64	92
Finance lease liabilities, less current maturities	199	116
Total lease liabilities	$654	$481
(1)	As of December 31, 2020, $175 of property and equipment, net and $29 of operating lease right-of-use assets were reclassified to finance lease right-of-use assets to conform to the current period presentation.
(2)	As of June 30, 2021 and December 31, 2020, finance lease right-of-use assets included $155 and $29, respectively, of assets related to finance leases associated with the HSRR program.

As of June 30, 2021 and December 31, 2020, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases		Finance Leases		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020	2021	2020
2021	$121	$241	$111	$61	$232	$302
2022	48	48	158	49	206	97
2023	35	35	91	38	126	73
2024	17	17	80	28	97	45
2025	—	—	65	13	65	13
Thereafter	—	—	26	—	26	—
Total lease obligations	221	341	531	189	752	530
Less: Amount representing interest	(14)	(24)	(84)	(25)	(98)	(49)
Present value of net minimum lease obligations	207	317	447	164	654	481
Less, current portion	(143)	(225)	(248)	(48)	(391)	(273)
Long term portion	$64	$92	$199	$116	$263	$208

Other information as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	1.7	1.9
Finance leases	3.4	3.6
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	18.87%	8.28%

During the six months ended June 30, 2021 and 2020, operating cash flows from operating leases was $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was zero, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were $0.1 million for the three and six months ended June 30, 2021 and 2020, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. The balances within these accounts are less than $0.1 million, respectively.

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

During the three months ended June 30, 2021, the Company issued 74,000 shares of its common stock in connection with the exercise of 74,000 warrants. The warrant exercises resulted in net cash proceeds to the Company of $0.4 million during the three months ended June 30, 2021.

During the three and six months ended June 30, 2021, the Company issued zero and 55,147 shares of its common stock, respectively, in connection with consulting services of zero and approximately $0.2 million, respectively.

During the three and six months ended June 30, 2020, the Company issued 3,480,148 and 3,908,145 shares of its common stock, respectively, in connection with the conversion of convertible notes, plus interest, totaling $1.8 million and $2.2 million, respectively. There were no shares issued in connection with the conversion of convertible notes during the three and six months ended June 30, 2021. See Note 4 – Convertible Notes.

LP Purchase Agreement

On September 7, 2018, the Company entered into a purchase agreement (the “LP Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement.

During the three and six months ended June 30, 2020, we received approximately $0.1 million and $1.4 million, respectively, from the sale of 110,642 and 1,040,654 shares of common stock to Lincoln Park under the LP Purchase Agreement, respectively. The LP Purchase Agreement terminated during our second fiscal quarter of 2020. Effective April 13, 2020, the Company became eligible to sell additional shares to Lincoln Park pursuant to the LP 2020 Purchase Agreement, as discussed below.

LP 2020 Purchase Agreement

On March 26, 2020, the Company entered into a purchase agreement (the “LP 2020 Purchase Agreement”) and a registration rights agreement (the “LP 2020 Registration Rights Agreement”) with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 24 month term of the LP 2020 Purchase Agreement. Pursuant to the terms of the LP 2020 Purchase Agreement, on the agreement date, the Company issued 250,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP 2020 Commitment Shares”). Pursuant to the terms of the LP 2020 Registration Rights Agreement, on March 27, 2020, as amended on April 8, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 1,770,000 shares of common stock, which includes the LP 2020 Commitment Shares, that have been or may be issued to Lincoln Park under the LP 2020 Purchase Agreement. The Form S-1 was declared effective by the SEC on April 13, 2020. No shares registered under this S-1 were sold to Lincoln Park during the three months ended March 31, 2020. As of June 22, 2020, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On June 26, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 4,500,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was amended twice on July 7, 2020 and declared effective by the SEC on July 7, 2020. As of June 30, 2021, 3,460,000 shares registered under this S-1 had been sold and/or issued to Lincoln Park.

As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $8.8 million from the sale of common stock to Lincoln Park under the LP 2020 Purchase Agreement, including zero and $1.3 million from the sale of zero and 500,000 shares of common stock, respectively, during the three and six months ended June 30, 2021. The Company terminated the LP 2020 Purchase Agreement effective June 14, 2021.

At The Market Offering Agreement

On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million. Shares can be sold either directly to or through AGP as a sales agent (the “AGP Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”). The Company is limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP Sales Agreement.

The sale of our shares of Common Stock to or through AGP, will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2020, for an aggregate offering price of up to $50.0 million.

Under the AGP Sales Agreement, Shares may be sold by any method permitted by law deemed to be an “at the market offering.” AGP will also be able to sell shares of Common Stock by any other method permitted by law, including in negotiated transactions with the Company’s prior written consent. Upon delivery of a placement notice and subject to the terms and conditions of the AGP Sales Agreement, AGP is required to use its commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Capital Market to sell the Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. AGP is not under any obligation to purchase any of the Shares on a principal basis pursuant to the AGP Sales Agreement, except as otherwise agreed by AGP and the Company in writing and expressly set forth in a placement notice. AGP’s obligations to sell the Shares under the AGP Sales Agreement are subject to satisfaction of certain conditions, including customary closing conditions. The Company is not obligated to make any sales of Shares under the AGP Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

The Company has agreed to pay AGP a cash fee of 3.0% of the aggregate gross proceeds from the sale of the Shares on the Company’s behalf pursuant to the AGP Sales Agreement. The AGP Sales Agreement contains representations, warranties and covenants that are customary for transactions of this type. In addition, the Company has provided AGP with customary indemnification and contribution rights. The Company has also agreed to reimburse AGP for certain specified expenses, including the expenses of counsel to AGP. The offering of the Shares pursuant to the AGP Sales Agreement will terminate upon the termination of the AGP Sales Agreement by AGP or the Company, as permitted therein.

During the three and six months ended June 30, 2021, we received net proceeds of approximately $14.9 million, respectively, from the sale of 4,501,000 shares of common stock through AGP, respectively. There were no sales of common stock through AGP from July 1, 2021 through the issuance of this Quarterly Report on Form 10-Q.

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

There were no conversions of Series B Preferred Stock during the three and six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1,000 per share and a conversion price of $0.40 per share, the outstanding shares of Series B Preferred Stock at June 30, 2021 were convertible into 117,500 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of June 30, 2021:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2017	June 2022	2,540	$41.25
(1)	2017	June 2022	500	$7.50
(2)	2017	June 2022	6,095	$105.00
(3)	2017	August 2022	25,201	$0.40
(4)	2017	August 2022	4,000	$46.88
(5)	2017	August 2022	47,995	$150.00
(5)	2017	August 2022	9,101	$7.50
(6)	2017	August 2022	16,664	$0.40
(6)	2017	August 2022	7,335	$0.40
(7)	2017	October 2022	666	$0.40
(8)	2018	October 2022	7,207	$112.50
(9)	2018	April 2023	69,964	$5.40
(9)	2018	April 2023	78,414	$5.40
(10)	2018	October 2022	15,466	$11.25
(11)	2018	July 2023	14,671	$5.40
(11)	2018	July 2023	14,672	$5.40
(11)	2018	August 2023	20,903	$5.40
(11)	2018	August 2023	20,903	$5.40
(11)	2018	September 2023	19,816	$5.40
(11)	2018	September 2023	20,903	$5.40
(12)	2018	November 2023	75,788	$5.40
(12)	2018	December 2023	51,282	$5.40
(13)	2019	April 2024	147,472	$5.40
(14)	2019	May 2024	154,343	$9.56
			831,901
(1)	These warrants were issued in connection with a June 2017 merger transaction (the “Merger”).
(2)	These warrants were issued in connection with the Merger.
(3)	These warrants were issued in connection with an underwritten public offering completed on August 28, 2017 (the “August 2017 Offering”) and are the August 2017 Offering Warrants discussed below.
(4)	These warrants were issued in connection with the August 2017 Offering.
(5)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering.
(6)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.
(7)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes and are the Convertible Promissory Note Warrants discussed below.
(8)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.
(9)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.
(10)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.
(11)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.

(12)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment Agreement and are the Q4 2018 Warrants discussed below.
(13)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment No. 2 Agreement and are the April 2019 Warrants discussed below.
(14)	These warrants were issued in connection with the May 2019 Bridge Notes and are the May 2019 Warrants discussed below.

During the three months ended June 30, 2021 and 2020, zero and 832 warrants expired, respectively. During the six months ended June 30, 2021 and 2020, 239 and 2,420 warrants expired, respectively. These warrants had been issued in connection with transactions which were completed between October 2014 and January 2016.

During the six months ended June 30, 2021, 357 warrants were settled for cash of approximately $0.1 million. For further discussion, see the 2016 Warrant Liability in Note 9 – Fair Value.

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

There were 43,138 April 2018 Warrants exercised during the six months ended June 30, 2021 for proceeds to the Company of approximately $0.2 million. During the six months ended June 30, 2021, the intrinsic value of the April 2018 Warrants exercised was less than $0.1 million.

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

There were 30,862 Q3 2018 Warrants exercised during the six months ended June 30, 2021 for proceeds to the Company of approximately $0.2 million. During the six months ended June 30, 2021, the intrinsic value of the Q3 2018 Warrants exercised was less than $0.1 million.

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

There were no deemed dividends during the three and six months ended June 30, 2021 or the three months ended June 30, 2020. The following represents a summary of the dividends recorded for the six months ended June 30, 2020:

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

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants were settled for cash of approximately $0.1 million in January 2021. The balance of the 2016 Warrant Liability was zero as of June 30, 2021.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of June 30, 2021, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.8 to 2.9 years; annual volatility of 172% to 194%; and risk free rate of 0.07% to 0.46%. As of December 31, 2020, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 1.3 to 3.4 years; annual volatility of 162% to 201%; and risk free rate of 0.10% to 0.17%.

During the three and six months ended June 30, 2021 and 2020, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended June 30, 2021
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at April 1	$–	$1,313	$1,313
Total losses:
Revaluation recognized in earnings	–	894	894
Balance at June 30	$–	$2,207	$2,207

	Three Months Ended June 30, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at April 1	$58	$344	$402
Total (gains) losses:
Revaluation recognized in earnings	(19)	391	372
Balance at June 30	$39	$735	$774

Dollars in Thousands
	Six Months Ended June 30, 2021
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$130	$1,195	$1,325
Total losses:
Revaluation recognized in earnings	–	1,012	1,012
Deductions – warrant exercises	(130)	–	(130)
Balance at June 30	$–	$2,207	$2,207

	Six Months Ended June 30, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$70	$1,268	$1,338
Total gains:
Revaluation recognized in earnings	(31)	(533)	(564)
Balance at June 30	$39	$735	$774

10. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan") which will expire on June 5, 2027. Per the terms of the 2017 Plan, the shares authorized for issuance under the 2017 Plan were 2,717,431 at June 30, 2021, of which 1,355,514 were available for future grant. The shares authorized under the 2017 Plan were increased by 925,000 shares by stockholder vote on June 18, 2021 and are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the six months ended June 30, 2021, the shares authorized for issuance increased by 1,803,845 shares.

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

During the six months ended June 30, 2021, the Company granted stock options to purchase up to 597,347 shares of common stock at a weighted average exercise price of $2.17. The following table summarizes stock option activity under our plans during the six months ended June 30, 2021:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2021	822,992	$4.46
Granted	597,347	2.17
Forfeited	(58,341)	3.02
Outstanding at June 30, 2021	1,361,998	$3.52
Exercisable at June 30, 2021	541,544	$5.19

As of June 30, 2021, there were 1,121,725 options that were vested or expected to vest with an aggregate intrinsic value of $1.4 million and a remaining weighted average contractual life of 8.5 years.

During the six months ended June 30, 2020, there were 325,050 options granted with a weighted average exercise price of $2.13 and 24,147 options forfeited with a weighted average exercise price of $5.04.

For the three and six months ended June 30, 2021, we recorded compensation expense for all stock awards of $0.4 million and $0.8 million, respectively, within operating expense in the accompanying statements of operations. For the three and six months ended June 30, 2020, we recorded compensation expense for all stock awards of $0.1 million and $0.3 million, respectively. As of June 30, 2021, the unrecognized compensation expense related to unvested stock awards was $1.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Equipment leasing

The Company accounts for sales-type leases within the scope of ASC 842, Leases, as ASC 606 specifically excludes leases from its guidance. The sales-type leases result in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in leased asset.  Revenue from sales-type leases is recognized upfront on the commencement date of the lease, and is included in other revenue in our condensed consolidated statements of operations. For the three and six months ended June 30, 2021, revenue from sales-type leases was zero and less than $0.1 million, respectively. There was no revenue from sales-type leases for the three and six months ended June 30, 2020.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and six months ended June 30, 2021 and 2020 was as follows:

	For the Three Months Ended June 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$18	$16	$—	$—	$18	$16
Medicare	1,009	643	—	—	1,009	643
Self-pay	69	86	—	—	69	86
Third party payers	921	847	—	—	921	847
Contract diagnostics	—	—	21	24	21	24
Service revenue, net	$2,017	$1,592	$21	$24	$2,038	$1,616

	For the Six Months Ended June 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$31	$25	$—	$—	$31	$25
Medicare	1,993	1,168	—	—	1,993	1,168
Self-pay	116	136	—	—	116	136
Third party payers	1,821	1,363	—	—	1,821	1,363
Contract diagnostics	—	—	21	382	21	382
Service revenue, net	$3,961	$2,692	$21	$382	$3,982	$3,074

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended June 30, 2021 and December 31, 2020, the deferred revenue was $58,000 and $6,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2021	2020	2021	2020	2021	2020
Medicaid	$18	$16	$—	$—	$18	$16
Medicare	1,009	643	—	—	1,009	643
Self-pay	69	89	—	(3)	69	86
Third party payers	3,225	2,949	(2,304)	(2,102)	921	847
Contract diagnostics	21	24	—	—	21	24
	4,342	3,721	(2,304)	(2,105)	2,038	1,616
Other	206	29	—	—	206	29
	$4,548	$3,750	$(2,304)	$(2,105)	$2,244	$1,645

	For the Six Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2021	2020	2021	2020	2021	2020
Medicaid	$31	$25	$—	$—	$31	$25
Medicare	1,993	1,168	—	—	1,993	1,168
Self-pay	116	139	—	(3)	116	136
Third party payers	6,357	4,757	(4,536)	(3,394)	1,821	1,363
Contract diagnostics	21	382	—	—	21	382
	8,518	6,471	(4,536)	(3,397)	3,982	3,074
Other	373	53	—	—	373	53
	$8,891	$6,524	$(4,536)	$(3,397)	$4,355	$3,127

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$18	$16	$10	$(16)	$28	$—
Medicare	1,009	643	110	(97)	1,119	546
Self-pay	69	86	—	—	69	86
Third party payers	921	847	(20)	(224)	901	623
Contract diagnostics	21	24	—	—	21	24
	2,038	1,616	100	(337)	2,138	1,279
Other	206	29	—	—	206	29
	$2,244	$1,645	$100	$(337)	$2,344	$1,308

	For the Six Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$31	$25	$1	$(24)	$32	$1
Medicare	1,993	1,168	11	(175)	2,004	993
Self-pay	116	136	—	—	116	136
Third party payers	1,821	1,363	(199)	(404)	1,622	959
Contract diagnostics	21	382	—	—	21	382
	3,982	3,074	(187)	(603)	3,795	2,471
Other	373	53	—	—	373	53
	$4,355	$3,127	$(187)	$(603)	$4,168	$2,524

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	June 30, 2021	December 31, 2020
Medicaid	$27	$131
Medicare	435	1,054
Self-pay	64	276
Third party payers	1,193	3,373
Contract diagnostic services and other	133	53
	$1,852	$4,887
Less allowance for doubtful accounts	(1,409)	(4,013)
Accounts receivable, net	$443	$874

The following table presents the roll-forward of the allowance for doubtful accounts for the six months ended June 30, 2021.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2021		$(4,013)
Collection Allowance:
Medicaid	$1
Medicare	11
Third party payers	(199)
	(187)
Bad debt expense	$(1)
Total charges		(188)
Write-offs		2,792
Balance, June 30, 2021		$(1,409)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales				Accounts receivable, as of
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020

Customer A	10%	12%	*	11%	*	*
Customer B	*	11%	*	*	*	*
Customer C	*	*	*	13%	*	*
Customer D	*	*	*	*	11%	*
Customer E	*	*	*	*	12%	*

* represents less than 10%

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2021 through the date the condensed consolidated financial statements were issued and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the Securities and Exchange Commission on March 29, 2020. Results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be attained in the future.

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

Recent Developments

Business Activities – HemeScreen

The HemeScreen Reagent Program (“HSSR”) offers oncology practices and hospitals diagnostic reagent sets of our patent-pending HemeScreen technology at significantly lower costs, while reducing the test reporting time from 7 to 10 days down to 1 day and improving patient care.  The HSRR program provides a turn-key test offering together with an option to lease-to-own diagnostic testing equipment from the Company.  In most practice settings, such hematologic cancer tests are referenced out as both the cost of equipment and the cost of the diagnostic reagents are prohibitive.  By utilizing our HSSR program the customer can generate in-house testing revenues through reagent purchase contracts and economical lease-to-own rates.  Customers can generate in-house revenues and profits instead of sending out the same tests to large commercial reference laboratories.  The HSSR customer also benefits from obtaining faster results, thus ultimately providing better patient care.  During the first half of 2021, the Company began to recognize recurring revenues from its first few HSRR accounts.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of June 30, 2021, the Company had a net loss of $4.4 million, working capital of $13.3 million and net cash used in operating activities of $3.0 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to COVID-19, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

(subject to certain limitations) from time to time over the term of the LP 2020 Purchase Agreement. The Company terminated the LP 2020 Purchase Agreement effective June 14, 2021 and as of the date the condensed consolidated financial statements were issued, we have received approximately $8.8 million from the LP 2020 Purchase Agreement from the sale of 4,980,000 shares of common stock to Lincoln Park from April 1, 2020 through June 14, 2021. See Note 8 Stockholders’ Equity for further discussion on Lincoln Park agreements;
●	During 2020, the Company received $0.8 million in funds from the PPP Loan and on February 11, 2021, the Company filed its application for loan forgiveness which was granted effective March 24, 2021. See Note 3 Long-Term Debt.; and
●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”). The Company is limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP Sales Agreement. The offer and sales of our shares of Common Stock to or through AGP, will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2020, for an aggregate offering price of up to $50.0 million. From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have already received approximately $15.4 million in gross proceeds through the AGP Sales Agreement from the sale of 4,501,000 shares of common stock, leaving the Company an additional $6.6 million available for future sales pursuant to the AGP Sales Agreement.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2021	2020	$	%
Service revenue, net, less allowance for doubtful accounts	$2,138	$1,279	$859	67%
Other	206	29	177	610%
Net Sales	$2,344	$1,308	$1,036	79%

Net sales for the three months ended June 30, 2021 were approximately $2.3 million, an increase of $1.0 million as compared to the same period in 2020. During the three months ended June 30, 2021, patient diagnostic service revenue increased $0.9 million as compared to the same period in 2020 due to an increase in cases processed. We processed 1,168 cases during the three months ended June 30, 2021 as compared to 785 cases during the same period in 2020, or a 49% increase in cases. The increase in patient diagnostic service revenue was partially offset by a decrease of less than $0.1 million in contract diagnostics revenue for the three months ended June 30, 2021 as compared to the same period in 2020.  Other revenue increased $0.2 million for the three months ended June 30, 2021 as compared to the same period in 2020, mostly resulting from increased revenue related to our HSRR program.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.5 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase included an increase in patient diagnostic costs and costs related to HSRR revenue, partially offset by a decrease in contract diagnostic costs which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2021	2020	2021	2020
Gross Profit	$751	$171	32%	13%

Gross margin was 32% of total net sales, for the three months ended June 30, 2021, compared to 13% of total net sales for the same period in 2020. Gross profit was approximately $0.8 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively. The gross margin increased during the three months ended June 30, 2021, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. The increase in case volume enabled our laboratory to yield economies of scale and to leverage fixed expenses. We anticipate case volume to increase during 2021 and for our costs per case to improve as additional economies of scale are possible.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.4 million to $2.9 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase included increases of $0.2 million in general and administrative expenses and $0.2 million in stock based compensation expenses.

Other (Expense) Income. We recorded net other expense of $0.9 million and net other income of less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The current year period other expense of $0.9 is primarily attributable to expense recorded on warrant revaluations.

During the three months ended June 30, 2020, net other income of less than $0.1 million includes $0.3 million of interest income from the accretion of debt premiums related to convertible notes and $0.2 million of other income. Approximately $0.1 million of the other income is funds we received from the U.S. Department of Health and Human Services (“HHS”). As part of the CARES Act, HHS distributed funds to healthcare providers that received Medicare fee-for-service reimbursements in 2019. The payments from HHS are not loans and will not be required to be repaid.  The other income items were partially offset by approximately $0.4 million of expense recorded on warrant revaluations and $0.1 million of interest expense.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2021	2020	$	%
Service revenue, net, less allowance for doubtful accounts	$3,795	$2,471	$1,324	54%
Other	373	53	320	604%
Net Sales	$4,168	$2,524	$1,644	65%

Net sales for the six months ended June 30, 2021 were approximately $4.2 million, an increase of $1.6 million as compared to the same period in 2020. During the six months ended June 30, 2021, patient diagnostic service revenue increased $1.7 million as compared to the same period in 2020 due to an increase in cases processed. We processed 2,251 cases during the six months ended June 30, 2021 as compared to 1,440 cases during the same period in 2020, or a 56% increase in cases. The increase in patient diagnostic service revenue was partially offset by a decrease of $0.4 million in service revenue from contract diagnostics for the six months ended June 30, 2021 as compared to the same period in 2020.  Other revenue increased $0.3 million for the six months ended June 30, 2021 as compared to the same period in 2020, mostly resulting from increased revenue related to our HSRR program.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.7 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase included an increase in patient diagnostic costs and costs related to HSRR revenue partially offset by a decrease in contract diagnostic costs which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2021	2020	2021	2020
Gross Profit	$1,219	296	29%	12%

Gross margin was 29% of total net sales, for the six months ended June 30, 2021, compared to 12% of total net sales for the same period in 2020. Gross profit was approximately $1.2 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively. The gross margin increased during the six months ended June 30, 2021, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. The increase in case volume enabled our laboratory to yield economies of scale and to leverage fixed expenses. We anticipate case volume to increase during 2021 and for our costs per case to improve as additional economies of scale are possible.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.7 million to $5.5 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase included an increase of $0.4 million in general and administrative expenses due to an increase in personnel costs and professional fees and an increase of $0.5 million in stock based compensation expenses. These increases were partially offset by a decrease of $0.2 million in sales and marketing expenses resulting from a decrease in personnel costs.

Other (Expense) Income. We recorded net other expense of $0.2 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. The current year period other expense of $0.2 million includes $1.0 million of expense from warrant revaluations partially offset by $0.8 million of a gain on forgiveness of debt related to the forgiveness of our PPP Loan.

During the six months ended June 30, 2020, net other expense of $1.0 million includes $0.3 million of interest expense from the amortization of debt discounts, net of accretion of debt premiums, related to convertible notes, $0.2 million of other interest expense and a $1.2 million expense for loss on extinguishment of convertible notes which was recorded in conjunction with the March 2020 Amendment.  These expenses were partially offset by $0.5 million of income recorded on warrant revaluations and $0.2 million of other income.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	June 30, 2021	December 31, 2020	Change
Current assets (including cash of $15,701 and $2,656 respectively)	$16,980	$4,204	$12,776
Current liabilities	3,638	4,656	(1,018)
Working capital	$13,342	$(452)	$13,794

During the six months ended June 30, 2021 we received net proceeds of $16.2 million from the sale of 5,001,000 shares of our common stock and $0.4 million from the issuance of 74,000 shares of common stock in connection with the exercise of 74,000 warrants.

Analysis of Cash Flows – Six Months Ended June 30, 2021 and 2020

Net Change in Cash. Cash increased by $13.0 million and decreased by $0.5 million during the six months ended June 30, 2021 and 2020, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $3.0 million during the six months ended June 30, 2021 included a net loss of $4.4 million, an increase in inventories of $0.2 million, an increase in finance lease right of use assets of less than $0.1 million, a decrease in accrued expenses and other liabilities of $0.6 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by a decrease in accounts receivable of $0.2 million, an increase in accounts payable of $0.1 million and non-cash adjustments of $2.1 million. The non-cash adjustments included $0.2 million for the change in provision for losses on doubtful accounts. We routinely provide a reserve for doubtful accounts as a result of having limited in-network payer contracts. Non-cash adjustments also included $0.8 million for a gain on forgiveness of debt, which resulted from the forgiveness of the PPP Loan. The other non-cash adjustments to net loss of approximately $2.7 million include, among other things, depreciation and amortization, warrant revaluations and stock based compensation. The cash flows used in operating activities of approximately $3.6 million during the six months ended June 30, 2020 included a net loss of $5.4 million, an increase in accounts receivable of $1.4 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by an increase in accounts payable of $0.1 million, a decrease in other assets of $0.2 million, an increase in accrued expenses and other liabilities of $0.5 million and non-cash adjustments of $2.5 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.3 million and less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $16.4 million for the six months ended June 30, 2021, which included proceeds of $16.2 million from the issuance of common stock and $0.4 million from warrant exercises. These were partially offset by payments on our long-term debt and finance lease obligations of less than $0.1 million and payments on common stock warrant liabilities of $0.1 million.  Cash flows provided by financing activities totaled $3.1 million for the six months ended June 30, 2020, which included proceeds of $2.6 million from the issuance of common stock and proceeds of $0.8 million from the PPP Loan. These proceeds were partially offset by payments on our long-term debt and convertible notes of $0.3 million.

Off-Balance Sheet Arrangements

At each of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 29, 2021.

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

Recently Issued Accounting Pronouncements

See the accompanying unaudited condensed consolidated financial statements and Note 2 - “Summary of Significant Accounting Policies” in the Notes to unaudited condensed consolidated financial statements for additional information regarding recently issued accounting pronouncements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934,

as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

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

We have incurred losses since our inception and expect to incur losses in the future. As of June 30, 2021, we had a net loss of $4.4 million, working capital of $13.3 million and net cash used in operating activities of $3.0 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of June 30, 2021, our cash balance was $15.7 million and our working capital was approximately $13.3 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We face risks related to health pandemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of June 2021, that outbreak has led to numerous confirmed cases worldwide, including in the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

PRECIPIO, INC.

Date: August 12, 2021	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)