Form 10-Q
period 2021-09-30
Precipio, Inc.
filed 2021-11-12
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the number of shares of common stock outstanding was 22,708,342.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2021
	(unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$13,223	$2,656
Accounts receivable, net	570	874
Inventories	680	350
Other current assets	617	324
Total current assets	15,090	4,204

PROPERTY AND EQUIPMENT, NET	813	277

OTHER ASSETS:
Finance lease right-of-use assets, net	487	204
Operating lease right-of-use assets, net	144	306
Intangibles, net	14,955	15,667
Other assets	116	55
Total assets	$31,605	$20,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$26	$648
Current maturities of finance lease liabilities	244	48
Current maturities of operating lease liabilities	93	225
Accounts payable	1,572	1,693
Accrued expenses	1,565	2,036
Deferred revenue	148	6
Total current liabilities	3,648	4,656
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	167	362
Finance lease liabilities, less current maturities	187	116
Operating lease liabilities, less current maturities	57	92
Common stock warrant liabilities	1,629	1,325
Total liabilities	5,688	6,551
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at September 30, 2021 and December 31, 2020, 47 shares issued and outstanding at September 30, 2021 and December 31, 2020, liquidation preference of $331 at September 30, 2021	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2021 and December 31, 2020, 22,708,292 and 17,576,916 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	227	176
Additional paid-in capital	103,542	85,523
Accumulated deficit	(77,889)	(71,564)
Total Precipio, Inc. stockholders’ equity	25,880	14,135
Noncontrolling interest in joint venture	37	27
Total stockholders’ equity	25,917	14,162
Total liabilities and stockholders’ equity	$31,605	$20,713

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SALES:
Service revenue, net	$1,998	$1,998	$5,980	$5,072
Other revenue	141	51	514	104
Revenue, net of contractual allowances and adjustments	2,139	2,049	6,494	5,176
Adjustment for allowance for doubtful accounts	107	(422)	(80)	(1,025)
Net sales	2,246	1,627	6,414	4,151
COST OF SALES:
Cost of service revenue	1,450	1,244	4,121	3,472
Cost of other revenue	268	6	546	6
Total cost of sales	1,718	1,250	4,667	3,478
Gross profit	528	377	1,747	673
OPERATING EXPENSES:
Operating expenses	2,967	2,809	8,455	7,567
OPERATING LOSS	(2,439)	(2,432)	(6,708)	(6,894)
OTHER INCOME (EXPENSE):
Interest expense, net	(6)	(3)	(14)	(470)
Warrant revaluation	578	(857)	(434)	(293)
Gain on settlement of liability	13	–	47	—
Gain on forgiveness of Paycheck Protection Program loan	–	–	794	—
Loss on extinguishment of convertible notes	–	–	—	(1,225)
Other income	–	–	—	153
Total other income (expense)	585	(860)	393	(1,835)
LOSS BEFORE INCOME TAXES	(1,854)	(3,292)	(6,315)	(8,729)
INCOME TAX EXPENSE	–	–	—	—
NET LOSS	(1,854)	(3,292)	(6,315)	(8,729)

Less: Net income attributable to noncontrolling interest in joint venture	(6)	(10)	(10)	(27)
Deemed dividends related to beneficial conversion feature of preferred stock and fair value of warrant down round features	–	–	—	(3,344)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(1,860)	$(3,302)	$(6,325)	$(12,100)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.21)	$(0.31)	$(1.01)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	22,708,034	16,007,025	20,555,588	11,925,642

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, July 1, 2021	47	$—	22,707,063	$227	$103,029	$(76,029)	$27,227	$31	$27,258
Net (loss) income	—	—	—	—	—	(1,860)	(1,860)	6	(1,854)
Proceeds upon issuance of common stock from exercise of stock options	—	—	1,229	—	3	—	3	—	3
Stock-based compensation	—	—	—	—	510	—	510	—	510
Balance, September 30, 2021	47	$—	22,708,292	$227	$103,542	$(77,889)	$25,880	$37	$25,917

	For the Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2021	47	$—	17,576,916	$176	$85,523	$(71,564)	$14,135	$27	$14,162
Net (loss) income	—	—	—	—	—	(6,325)	(6,325)	10	(6,315)
Issuance of common stock in connection with purchase agreements	—	—	500,000	5	1,255	—	1,260	—	1,260
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	4,501,000	45	14,902	—	14,947	—	14,947
Proceeds upon issuance of common stock from exercise of warrants	—	—	74,000	1	399	—	400	—	400
Proceeds upon issuance of common stock from exercise of stock options	—	—	1,229	—	3	—	3	—	3
Issuance of common stock for consulting services	—	—	55,147	—	150	—	150	—	150
Stock-based compensation	—	—	—	—	1,310	—	1,310	—	1,310
Balance, September 30, 2021	47	$—	22,708,292	$227	$103,542	$(77,889)	$25,880	$37	$25,917

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, July 1, 2020	47	$—	14,616,916	$146	$78,857	$(66,393)	$12,610	$17	$12,627
Net loss	—	—	—	—	—	(3,302)	(3,302)	10	(3,292)
Issuance of common stock in connection with purchase agreements	—	—	2,060,000	21	4,293	—	4,314	—	4,314
Stock-based compensation	—	—	—	—	212	—	212	—	212
Balance, September 30, 2020	47	$—	16,676,916	$167	$83,362	$(69,695)	$13,834	$27	$13,861

	For the Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2020	47	$—	7,898,117	$79	$74,065	$(60,939)	$13,205	$—	$13,205
Net loss	—	—	—	—	—	(8,756)	(8,756)	27	(8,729)
Conversion of convertible notes into common stock	—	—	3,908,145	39	2,137	—	2,176	—	2,176
Issuance of common stock in connection with purchase agreements	—	—	4,870,654	49	6,872	—	6,921	—	6,921
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	(523)	—	(523)	—	(523)
Write-off debt premiums (net of debt discounts) in conjunction with convertible note conversions	—	—	—	—	270	—	270	—	270
Stock-based compensation	—	—	—	—	541	—	541	—	541
Balance, September 30, 2020	47	$—	16,676,916	$167	$83,362	$(69,695)	$13,834	$27	$13,861

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,315)	$(8,729)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	835	829
Amortization of operating lease right-of-use asset	162	161
Amortization of finance lease right-of-use asset	44	38
Amortization of deferred financing costs, debt discounts and debt premiums	2	319
Gain on forgiveness of debt	(794)	—
Gain on settlement of liability	(47)	—
Loss on extinguishment of convertible notes	—	1,225
Stock-based compensation	1,310	541
Value of stock issued in payment of services	150	—
Provision for losses on doubtful accounts	82	1,025
Warrant revaluation	434	293
Derecognition of finance lease right-of-use asset	60	—
Gain from sale of fixed asset	—	(55)
Changes in operating assets and liabilities:
Accounts receivable	222	(1,537)
Inventories	(330)	(96)
Finance lease right-of-use assets	(41)	—
Other assets	(354)	(151)
Accounts payable	(156)	(107)
Operating lease liabilities	(167)	(157)
Accrued expenses and other liabilities	(274)	418
Net cash used in operating activities	(5,177)	(5,983)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(624)	(121)
Proceeds from sale of fixed asset	—	55
Net cash used in investing activities	(624)	(66)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(79)	(47)
Issuance of common stock, net of issuance costs	16,207	6,921
Proceeds from exercise of warrants	400	—
Proceeds from exercise of stock options	3	—
Proceeds from PPP Loan	—	787
Principal payments on long-term debt	(33)	(302)
Payments on common stock warrant liabilities	(130)	—
Net cash flows provided by financing activities	16,368	7,359
NET CHANGE IN CASH	10,567	1,310
CASH AT BEGINNING OF PERIOD	2,656	848
CASH AT END OF PERIOD	$13,223	$2,158

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$22	$25

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	35	—
Equipment financed through finance lease obligations	—	21
Conversion of convertible debt, plus interest, into common stock	—	2,176
Prepaid insurance financed with loan	—	23
Write-off of beneficial conversion feature in conjunction with convertible note extinguishment	—	523
Finance lease right-of-use assets obtained in exchange for finance lease obligations	346	—
Write-off of (debt premiums) debt discounts, net, in conjunction with convertible note conversions	—	(270)

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2021 and 2020

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

In support of our platform, we also operate a research and development facility in Omaha, Nebraska which focuses on the development of various technologies, among them our internally developed proprietary products IV-Cell and HemeScreen. To expand and accelerate our product offering capabilities to commercial laboratories, the Omaha facility was recently CLIA and CAP certified. Functioning side-by-side as a CLIA operating laboratory, the Omaha facility is designed to expand our proficiencies and knowledge in transitioning R&D lab generated technology into a commercial laboratory environment.

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

During the second quarter of 2021, the Company expanded access to its COVID-19 rapid antibody test by listing on Amazon.com’s healthcare website platform.  The antibody test is manufactured in the U.S. by Nirmidas Biotech, of California.  Precipio holds the exclusive rights to distribute this product on Amazon’s platform.  The Company’s COVID-19 rapid antibody test may currently be purchased by any medical practitioner having a National Provider Identifier (“NPI”), hospitals, medical centers and other qualified medical POC providers

The Company also holds an exclusive license to patented ICE-COLD-PCR (“ICP”) technology from Dana-Farber Cancer Institute, Inc., or Dana-Farber, at Harvard University. We believe that such technology will provide additional services and products directed at improving diagnostic outcomes and providing physicians with options for targeted therapies.

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of September 30, 2021, the Company had a net loss of $6.3 million, working capital of $11.4 million and net cash used in operating activities of $5.2 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2021.

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

Reclassifications.

Certain prior period amounts of property and equipment, net and operating lease right-of-use (“ROU”) assets have been reclassified to finance lease right-of-use assets to conform to the current period presentation. These reclassifications had no effect on previously reported net earnings or total assets. As of December 31, 2020, the amounts reclassified to finance lease right-of-use assets were $0.2 million of property and equipment, net and less than $0.1 million of operating lease right-of-use assets.

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

Recent Accounting Pronouncements Not Yet Adopted.

In July 2021, the FASB issued ASU 2021-05, Lease (Topic 842), “Lessors - Certain Leases with Variable Lease Payments”. This guidance amends the lease classification accounting for lessors for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or direct financing lease. Under the new guidance, these leases will be classified as an operating lease. The amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact that this ASU will have on its condensed consolidated financial statements and related disclosures.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 3,596,917 and 1,832,514 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2021 and 2020, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	September 30,
	2021	2020
Stock options	2,647,516	808,245
Warrants	831,901	906,769
Preferred stock	117,500	117,500
Total	3,596,917	1,832,514

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

(dollars in thousands)	September 30, 2021	December 31, 2020
Assets:
Accounts receivable, net	$205	$538
Total assets	$205	$538
Liabilities:
Accrued expenses	$19	$27
Total liabilities	$19	$27
Noncontrolling interest in Joint Venture	$37	$27
Total stockholders' equity	$72	$53

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	September 30, 2021	December 31, 2020
Department of Economic and Community Development (DECD)	$212	$233
DECD debt issuance costs	(19)	(22)
Financed insurance loan	—	12
Paycheck Protection Program	—	787
Total long-term debt	193	1,010
Current portion of long-term debt	(26)	(648)
Long-term debt, net of current maturities	$167	$362

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

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance costs were less than $1,000 for the three months ended September 30, 2021 and 2020, respectively and approximately $3,000 and $2,000 for the nine months ended September 30, 2021 and 2020, respectively. Net debt issuance costs were approximately $19,000 and $22,000 at September 30, 2021 and December 31, 2020, respectively, and are presented as a reduction of the related debt in the accompanying condensed consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

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

On February 11, 2021, the Company filed its application for loan forgiveness with Webster Bank and was subsequently notified by Webster Bank that effective March 24, 2021 the PPP Loan, plus accrued interest, was considered fully forgiven. As a result, the Company recorded a gain on forgiveness of debt of $0.8 million in the condensed consolidated statements of operations during the nine months ended September 30, 2021.

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

During the three and nine months ended September 30, 2020, zero and $2.2 million, respectively, of bridge notes, plus interest, were converted into zero and 3,908,145 shares of common stock of the Company, respectively.

During the three months ended September 30, 2020, there was no Bridge Note activity. During the nine months ended September 30, 2020, the change in Bridge Note debt discounts and debt premiums was as follows:

(Dollars in thousands)	For the Nine Months Ended September 30,

	2020
	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,796)	$—
Additions:	—	793
Deductions:
Amortization (accretion) (1)	703	(385)
Write-off related to note conversions (2)	138	(408)
Write-off related to note extinguishment (3)	955	—
Balance at September 30	$—	$—

(1)	Amortization/accretion is recognized as interest expense/income within the condensed consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.
(3)	Write-offs associated with note extinguishment are recognized as a loss and included in loss on extinguishment of convertible notes in the condensed consolidated statements of operations.

There were zero convertible notes outstanding at September 30, 2021 and December 31, 2020, respectively.

5. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at September 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)	2021	2020
Accrued expenses	$739	$906
Accrued compensation	417	685
Accrued franchise, property and sales and use taxes	390	426
Accrued interest	19	19
	$1,565	$2,036

The Company recorded certain settled reductions in accrued expenses and accounts payable as gains which are included in gain on settlement of liability, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2021 less than $0.1 million, respectively, was recorded as a gain. There were no gains on settlement of liability recorded during the three and nine months ended September 30, 2020.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2021 and December 31, 2020.

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

The Company also recognizes ROU assets from finance leases in connection with its HSRR program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. Derecognized finance lease ROU assets for the three and nine months ended September 30, 2021 were less than $0.1 million, respectively. There were no finance lease ROU asset transactions during the three and nine months ended September 30, 2020.  Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is included in other current assets and other assets in our condensed consolidated balance sheets. The net investment in leased assets was $0.1 million and less than $0.1 million as of September 30, 2021 and December 31, 2020, respectively.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	September 30, 2021	December 31, 2020 (1)
Assets:
Operating lease right-of-use assets, net	$144	$306
Finance lease right-of-use assets, net (2)	487	204
Total lease assets	$631	$510

Liabilities:
Current:
Current maturities of operating lease liabilities	$93	$225
Current maturities of finance lease liabilities	244	48
Noncurrent:
Operating lease liabilities, less current maturities	57	92
Finance lease liabilities, less current maturities	187	116
Total lease liabilities	$581	$481
(1)	As of December 31, 2020, $175 of property and equipment, net and $29 of operating lease right-of-use assets were reclassified to finance lease right-of-use assets to conform to the current period presentation.
(2)	As of September 30, 2021 and December 31, 2020, finance lease right-of-use assets included $155 and $29, respectively, of assets related to finance leases associated with the HSRR program.

As of September 30, 2021 and December 31, 2020, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases		Finance Leases		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020	2021	2020
2021	$60	$241	$60	$61	$120	$302
2022	48	48	176	49	224	97
2023	35	35	100	38	135	73
2024	17	17	80	28	97	45
2025	—	—	65	13	65	13
Thereafter	—	—	26	—	26	—
Total lease obligations	160	341	507	189	667	530
Less: Amount representing interest	(10)	(24)	(76)	(25)	(86)	(49)
Present value of net minimum lease obligations	150	317	431	164	581	481
Less, current portion	(93)	(225)	(244)	(48)	(337)	(273)
Long term portion	$57	$92	$187	$116	$244	$208

Other information as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	1.7	1.9
Finance leases	3.2	3.6
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	18.84%	8.28%

During the nine months ended September 30, 2021 and 2020, operating cash flows from operating leases was $0.2 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was zero, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.2 million during the nine months ended September 30, 2021 and 2020, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were $0.1 million for the three and nine months ended September 30, 2021 and 2020, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. The balances within these accounts are less than $0.1 million, respectively.

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

During the three and nine months ended September 30, 2021, the Company issued zero and 74,000 shares of its common stock, respectively, in connection with the exercise of 74,000 warrants. The warrant exercises resulted in net cash proceeds to the Company of zero and $0.4 million during the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2021, the Company issued zero and 55,147 shares of its common stock, respectively, in connection with consulting services of zero and approximately $0.2 million, respectively.

During the three and nine months ended September 30, 2021, the Company issued 1,229 shares of its common stock, respectively, in connection with the exercise of 1,229 stock options. The stock option exercises resulted in net cash proceeds to the Company of $3,000 for the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2020, the Company issued zero and 3,908,145 shares of its common stock, respectively, in connection with the conversion of convertible notes, plus interest, totaling zero and $2.2 million, respectively. There were no shares issued in connection with the conversion of convertible notes during the three and nine months ended September 30, 2021. See Note 4 – Convertible Notes.

LP Purchase Agreement

On September 7, 2018, the Company entered into a purchase agreement (the “LP Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement.

During the three and nine months ended September 30, 2020, we received zero and $1.4 million, respectively, from the sale of zero and 1,040,654 shares of common stock to Lincoln Park under the LP Purchase Agreement, respectively. The LP Purchase Agreement terminated during our second fiscal quarter of 2020.

LP 2020 Purchase Agreement

On March 26, 2020, the Company entered into a purchase agreement (the “LP 2020 Purchase Agreement”) and a registration rights agreement (the “LP 2020 Registration Rights Agreement”) with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 24 month term of the LP 2020 Purchase Agreement. Pursuant to the terms of the LP 2020 Purchase Agreement, on the agreement date, the Company issued 250,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP 2020 Commitment Shares”). Pursuant to the terms of the LP 2020 Registration Rights Agreement, on March 27, 2020, as amended on April 8, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 1,770,000 shares of common stock, which includes the LP 2020 Commitment Shares, that have been or may be issued to Lincoln Park under the LP 2020 Purchase Agreement. The Form S-1 was declared effective by the SEC on April 13, 2020. As of June 22, 2020, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On June 26, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 4,500,000 shares of common stock that have been or may be issued to Lincoln Park under the LP Purchase Agreement. The Form S-1 was amended on July 7, 2020 and declared effective by the SEC on July 7, 2020. For the three and nine months ended September 30, 2020, 2,060,000 shares, respectively, registered under this S-1 had been sold and/or issued to Lincoln Park. As of September 30, 2021, 3,460,000 shares registered under this S-1 had been sold and/or issued to Lincoln Park.

As of the date of this Quarterly Report on Form 10-Q, we have received an aggregate of $8.8 million from the sale of common stock to Lincoln Park under the LP 2020 Purchase Agreement, including zero and $1.3 million from the sale of zero and 500,000 shares of common stock, respectively, during the three and nine months ended September 30, 2021. The Company terminated the LP 2020 Purchase Agreement effective June 14, 2021.

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

During the three and nine months ended September 30, 2021, we received net proceeds of zero and approximately $14.9 million, respectively, from the sale of zero and 4,501,000 shares of common stock through AGP, respectively. There were no sales of common stock through AGP from October 1, 2021 through the date of this Quarterly Report on Form 10-Q.

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

There were no conversions of Series B Preferred Stock during the three and nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1,000 per share and a conversion price of $0.40 per share, the outstanding shares of Series B Preferred Stock at September 30, 2021 were convertible into 117,500 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of September 30, 2021:

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

During the three months ended September 30, 2021 and 2020, zero warrants expired, respectively. During the nine months ended September 30, 2021 and 2020, 239 and 2,420 warrants expired, respectively. These warrants had been issued in connection with transactions which were completed between October 2014 and January 2016.

During the nine months ended September 30, 2021, 357 warrants were settled for cash of approximately $0.1 million. For further discussion, see the 2016 Warrant Liability in Note 9 – Fair Value.

August 2017 Offering Warrants

In connection with the August 2017 Offering, the Company issued 178,666 warrants at an exercise price of $45.00 per share, which contain a down round provision (the “August 2017 Offering Warrants”). The August 2017 Offering Warrants were exercisable immediately and expire 5 years from date of issuance.

As a result of the March 2020 Amendment, the exercise price of the August 2017 Offering Warrants was adjusted from $2.25 per share to $0.40 per share. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $6,000 and recorded this as a deemed dividend (“Deemed Dividend B”).

Note Conversion Warrants

Upon the closing of the August 2017 Offering, the Company issued 23,999 warrants to purchase the Company’s common stock (the “Note Conversion Warrants”). The Note Conversion Warrants have an exercise price of $45.00 per share and contain a down round provision.

As a result of the March 2020 Amendment, the exercise price of the Note Conversion Warrants was adjusted from $2.25 per share to $0.40 per share. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be approximately $5,000 and recorded this as a deemed dividend (“Deemed Dividend C”).

Convertible Promissory Note Warrants

The Convertible Promissory Note Warrants had an original exercise price of $45.00 per share and contain a down round provision.

As a result of the March 2020 Amendment, the exercise price of the Convertible Promissory Note Warrants was adjusted from $2.25 per share to $0.40 per share. At the time the exercise price was adjusted, the Company calculated the fair value of the down round provision on the warrants to be less than $1,000 and recorded this as a deemed dividend (“Deemed Dividend D”).

Creditor Warrants

In the fourth quarter of 2017, the Company entered into Settlement Agreements with the Creditors pursuant to which the Company agreed to issue, to certain of its Creditors, 7,207 Creditor Warrants (the “Creditor Warrants”) to purchase 7,207 shares of the Company’s common stock at an exercise price of $112.50 per share. The Creditor Warrants were issued in February 2018.

April 2018 Warrants

In connection with the issuance of Bridge Notes in April 2018, the Company issued 243,224 warrants at an exercise price of $11.25 per share at time of issuance. At issuance, half of these April 2018 Warrants had a five-year term and half had a one-year term. In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the April 2018 Warrants was adjusted to $5.40 per share and all April 2018 Warrants that had a one-year term were amended to have a five-year term.

There were 43,138 April 2018 Warrants exercised during the nine months ended September 30, 2021 for proceeds to the Company of approximately $0.2 million. During the nine months ended September 30, 2021, the intrinsic value of the April 2018 Warrants exercised was less than $0.1 million.

Advisor Warrants

At the time of the 2018 Note Agreement, the Company issued 15,466 warrants with an exercise price of $11.25 per share to a financial advisor.

Q3 2018 Warrants

In connection with the issuance of Bridge Notes during the third quarter of 2018, the Company issued 196,340 warrants with an exercise price of $11.25 per share at time of issuance (the “Q3 2018 Warrants”). At the time of issuance, half of these Q3 2018 Warrants had a five-year term and half had a one-year term. In September 2018, the exercise price was modified to $7.50 per share. In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the Q3 2018 Warrants was adjusted to $5.40 per share and all Q3 2018 Warrants that had a one-year term were amended to have a five-year term.

There were 30,862 Q3 2018 Warrants exercised during the nine months ended September 30, 2021 for proceeds to the Company of approximately $0.2 million. During the nine months ended September 30, 2021, the intrinsic value of the Q3 2018 Warrants exercised was less than $0.1 million.

Q4 2018 Warrants

In connection with the issuance Bridge Notes during the fourth quarter of 2018, the Company issued 300,115 warrants with an exercise price of $5.40 per share at time of issuance and a five-year term (the “Q4 2018 Warrants”).

April 2019 Warrants

In connection with the issuance of the April 2019 Bridge Notes, the Company issued 147,472 warrants with an exercise price of $5.40 per share and a five-year term.

May 2019 Warrants

In connection with the issuance of the May 2019 Bridge Notes, the Company issued 154,343 warrants with an exercise price of $5.40 per share and a five-year term.

Deemed Dividends

As discussed above, certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share.

There were no deemed dividends during the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. The following represents a summary of the dividends recorded for the nine months ended September 30, 2020:

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

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants were settled for cash of approximately $0.1 million in January 2021. The balance of the 2016 Warrant Liability was zero as of September 30, 2021.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of September 30, 2021, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.6 to 2.6 years; volatility rate of 169% to 206%; and risk free rate of 0.05% to 0.41%. As of December 31, 2020, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 1.3 to 3.4 years; volatility rate of 162% to 201%; and risk free rate of 0.10% to 0.17%.

During the three and nine months ended September 30, 2021 and 2020, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended September 30, 2021
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at July 1	$–	$2,207	$2,207
Total gains:
Revaluation recognized in earnings	–	(578)	(578)
Balance at September 30	$–	$1,629	$1,629

	Three Months Ended September 30, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at July 1	$39	$735	$774
Total losses:
Revaluation recognized in earnings	63	794	857
Balance at September 30	$102	$1,529	$1,631

Dollars in Thousands
	Nine Months Ended September 30, 2021
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$130	$1,195	$1,325
Total losses:
Revaluation recognized in earnings	–	434	434
Deductions – warrant exercises	(130)	–	(130)
Balance at September 30	$–	$1,629	$1,629

	Nine Months Ended September 30, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$70	$1,268	$1,338
Total losses:
Revaluation recognized in earnings	32	261	293
Balance at September 30	$102	$1,529	$1,631

10. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan") which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 2,717,431 at September 30, 2021, of which 68,767 were available for future grant. The shares authorized under the 2017 Plan were increased by 925,000 shares by stockholder vote on June 18, 2021 and are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the nine months ended September 30, 2021, the shares authorized for issuance increased by 1,803,845 shares.

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

During the nine months ended September 30, 2021, the Company granted stock options to purchase up to 1,907,347 shares of common stock at a weighted average exercise price of $2.89 per share. The following table summarizes stock option activity under our plans during the nine months ended September 30, 2021:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2021	822,992	$4.46
Granted	1,907,347	2.89
Exercised	(1,229)	2.04
Forfeited	(81,594)	2.83
Outstanding at September 30, 2021	2,647,516	$3.38
Exercisable at September 30, 2021	633,027	$4.91

As of September 30, 2021, there were 1,972,128 options that were vested or expected to vest with an aggregate intrinsic value of $0.7 million and a remaining weighted average contractual life of 8.9 years.

During the nine months ended September 30, 2020, there were 393,050 options granted with a weighted average exercise price of $1.99 per share and 75,135 options forfeited with a weighted average exercise price of $13.86 per share.

For the three and nine months ended September 30, 2021, we recorded compensation expense for all stock awards of $0.5 million and $1.3 million, respectively, within operating expense in the accompanying statements of operations. For the three and nine months ended September 30, 2020, we recorded compensation expense for all stock awards of $0.2 million and $0.5 million, respectively. As of September 30, 2021, the unrecognized compensation expense related to unvested stock awards was $5.4 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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

Equipment leasing

The Company accounts for sales-type leases within the scope of ASC 842, Leases, as ASC 606 specifically excludes leases from its guidance. The sales-type leases result in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in leased asset.  Revenue from sales-type leases is recognized upfront on the commencement date of the lease, and is included in other revenue in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, revenue from sales-type leases was less than $0.1 million, respectively. There was no revenue from sales-type leases for the three and nine months ended September 30, 2020.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and nine months ended September 30, 2021 and 2020 was as follows:

	For the Three Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$4	$15	$—	$—	$4	$15
Medicare	942	811	—	—	942	811
Self-pay	65	196	—	—	65	196
Third party payers	952	950	—	—	952	950
Contract diagnostics	—	—	35	26	35	26
Service revenue, net	$1,963	$1,972	$35	$26	$1,998	$1,998

	For the Nine Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$35	$40	$—	$—	$35	$40
Medicare	2,935	1,979	—	—	2,935	1,979
Self-pay	181	332	—	—	181	332
Third party payers	2,773	2,313	—	—	2,773	2,313
Contract diagnostics	—	—	56	408	56	408
Service revenue, net	$5,924	$4,664	$56	$408	$5,980	$5,072

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended September 30, 2021 and December 31, 2020, the deferred revenue was $148,000 and $6,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2021	2020	2021	2020	2021	2020
Medicaid	$4	$15	$—	$—	$4	$15
Medicare	942	811	—	—	942	811
Self-pay	65	196	—	—	65	196
Third party payers	3,313	3,188	(2,361)	(2,238)	952	950
Contract diagnostics	35	26	—	—	35	26
	4,359	4,236	(2,361)	(2,238)	1,998	1,998
Other	141	51	—	—	141	51
	$4,500	$4,287	$(2,361)	$(2,238)	$2,139	$2,049

	For the Nine Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2021	2020	2021	2020	2021	2020
Medicaid	$35	$40	$—	$—	$35	$40
Medicare	2,935	1,979	—	—	2,935	1,979
Self-pay	181	335	—	(3)	181	332
Third party payers	9,670	7,944	(6,897)	(5,631)	2,773	2,313
Contract diagnostics	56	408	—	—	56	408
	12,877	10,706	(6,897)	(5,634)	5,980	5,072
Other	514	104	—	—	514	104
	$13,391	$10,810	$(6,897)	$(5,634)	$6,494	$5,176

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$4	$15	$(3)	$(15)	$1	$—
Medicare	942	811	(47)	(121)	895	690
Self-pay	65	196	—	—	65	196
Third party payers	952	950	157	(286)	1,109	664
Contract diagnostics	35	26	—	—	35	26
	1,998	1,998	107	(422)	2,105	1,576
Other	141	51	—	—	141	51
	$2,139	$2,049	$107	$(422)	$2,246	$1,627

	For the Nine Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$35	$40	$(2)	$(40)	$33	$—
Medicare	2,935	1,979	(36)	(296)	2,899	1,683
Self-pay	181	332	—	—	181	332
Third party payers	2,773	2,313	(42)	(689)	2,731	1,624
Contract diagnostics	56	408	—	—	56	408
	5,980	5,072	(80)	(1,025)	5,900	4,047
Other	514	104	—	—	514	104
	$6,494	$5,176	$(80)	$(1,025)	$6,414	$4,151

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	September 30, 2021	December 31, 2020
Medicaid	$17	$131
Medicare	492	1,054
Self-pay	94	276
Third party payers	1,102	3,373
Contract diagnostic services and other	168	53
	$1,873	$4,887
Less allowance for doubtful accounts	(1,303)	(4,013)
Accounts receivable, net	$570	$874

The following table presents the roll-forward of the allowance for doubtful accounts for the nine months ended September 30, 2021.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2021		$(4,013)
Collection Allowance:
Medicaid	$(2)
Medicare	(36)
Third party payers	(42)
	(80)
Bad debt expense	$(2)
Total charges		(82)
Write-offs		2,792
Balance, September 30, 2021		$(1,303)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales				Accounts receivable, as of
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020

Customer A	*	*	*	*	22%	*

* represents less than 10%

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2021 through the date the condensed consolidated financial statements were issued and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the Securities and Exchange Commission on March 29, 2020. Results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be attained in the future.

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

Business Activities – COVID Testing

During the second quarter of 2021, the Company expanded access to its COVID-19 rapid antibody test by listing on Amazon.com’s healthcare website platform.  The antibody test is manufactured in the USA by Nirmidas Biotech, of California.  Precipio holds the exclusive rights to distribute this product on Amazon’s platform.  The COVID-19 rapid antibody test may currently be purchased by any medical practitioner having a National Provider Identifier (“NPI”), hospitals, medical centers and other qualified medical POC providers.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of September 30, 2021, the Company had a net loss of $6.3 million, working capital of $11.4 million and net cash used in operating activities of $5.2 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to COVID-19, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Service revenue, net, less allowance for doubtful accounts	$2,105	$1,576	$529	34%
Other	141	51	90	176%
Net Sales	$2,246	$1,627	$619	38%

Net sales for the three months ended September 30, 2021 were approximately $2.2 million, an increase of $0.6 million as compared to the same period in 2020. During the three months ended September 30, 2021, patient diagnostic service revenue increased $0.5 million as compared to the same period in 2020 due to an increase in cases processed. This increase was the result of a lower allowance for doubtful accounts recorded during the three months ended September 30, 2021 as compared to the prior year period. We processed 1,103 cases during the three months ended September 30, 2021 as compared to 1,135 cases during the same period in 2020, or a 3% decrease in cases. Contract diagnostics revenue of less than $0.1 million for the three months ended September 30, 2021 was flat as compared to the same period in 2020.  Other revenue increased $0.1 million for the three months ended September 30, 2021 as compared to the same period in 2020, mostly resulting from increased revenue related to our HSRR program.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.5 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase included a $0.2 million increase in patient diagnostic costs and a $0.3 million increase in costs related to our HSRR program revenue as we increased personnel and other costs to support new customers.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2021	2020	2021	2020
Gross Profit	$528	$377	24%	23%

Gross margin was 24% of total net sales, for the three months ended September 30, 2021, compared to 23% of total net sales for the same period in 2020. Gross profit was approximately $0.5 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively. The gross margin increased during the three months ended September 30, 2021, as compared to the prior year period, as a result of an increase in patient diagnostic case revenue partially offset by the increase in costs associated with our HSRR program as discussed above. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses. We anticipate case volume and HSRR revenues to increase during the remainder of 2021 and into 2022 and for our costs per case to improve as additional economies of scale are possible.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.2 million to $3.0 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase included increases of $0.2 million in general and administrative expenses and $0.3 million in stock based compensation expenses, partially offset by a decrease of $0.3 million in sales and marketing expenses.

Other (Expense) Income. We recorded net other income of $0.6 million and net other expense of $0.9 million for the three months ended September 30, 2021 and 2020, respectively. The current year period other income of $0.6 is primarily attributable to income recorded on warrant revaluations.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
Service revenue, net, less allowance for doubtful accounts	$5,900	$4,047	$1,853	46%
Other	514	104	410	394%
Net Sales	$6,414	$4,151	$2,263	55%

Net sales for the nine months ended September 30, 2021 were approximately $6.4 million, an increase of $2.3 million as compared to the same period in 2020. During the nine months ended September 30, 2021, patient diagnostic service revenue increased $2.2 million as compared to the same period in 2020 due to an increase in cases processed and a lower allowance for doubtful accounts that was recorded. We processed 3,354 cases during the nine months ended September 30, 2021 as compared to 2,575 cases during the same period in 2020, or a 30% increase in cases. The increase in patient diagnostic service revenue was partially offset by a decrease of $0.4 million in service revenue from contract diagnostics for the nine months ended September 30, 2021 as compared to the same period in 2020.  Other revenue increased $0.4 million for the nine months ended September 30, 2021 as compared to the same period in 2020, mostly resulting from increased revenue related to our HSRR program.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $1.2 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase included an increase in patient diagnostic costs and costs related to HSRR revenue partially offset by a decrease in contract diagnostic costs which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2021	2020	2021	2020
Gross Profit	$1,747	673	27%	16%

Gross margin was 27% of total net sales, for the nine months ended September 30, 2021, compared to 16% of total net sales for the same period in 2020. Gross profit was approximately $1.7 million and $0.7 million during the nine months ended September 30, 2021 and 2020, respectively. The gross margin increased during the nine months ended September 30, 2021, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. The increase in case volume enabled our laboratory to yield economies of scale and to leverage fixed expenses. We anticipate case volume to increase during 2021 and for our costs per case to improve as additional economies of scale are possible.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs and depreciation and amortization. Our operating expenses increased by $0.9 million to $8.5 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase included an increase of $0.6 million in general and administrative expenses due to an increase in personnel costs and professional fees and an increase of $0.8 million in stock based compensation expenses. These increases were partially offset by a decrease of $0.6 million in sales and marketing expenses resulting from a decrease in personnel costs.

Other (Expense) Income. We recorded net other income of $0.4 million and net other expense of $1.8 million for the nine months ended September 30, 2021 and 2020, respectively. The current year period other income of $0.4 million includes $0.4 million of expense from warrant revaluations partially offset by $0.8 million of a gain on forgiveness of debt related to the forgiveness of our PPP Loan.

During the nine months ended September 30, 2020, net other expense of $1.8 million includes $0.3 million of interest expense from the amortization of debt discounts, net of accretion of debt premiums, related to convertible notes, $0.2 million of other interest expense, $1.2 million expense for loss on extinguishment of convertible notes which was recorded in conjunction with the March 2020 Amendment and $0.3 million of expense recorded on warrant revaluations. The expenses were partially offset by $0.2 million of other income. Approximately $0.1 million of the other income is funds we received from the U.S. Department of Health and Human Services (“HHS”). As part of the CARES Act, HHS distributed funds to healthcare providers that received Medicare fee-for-service reimbursements in 2019. The payments from HHS are not loans and will not be required to be repaid.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	September 30, 2021	December 31, 2020	Change
Current assets (including cash of $13,223 and $2,656 respectively)	$15,090	$4,204	$10,886
Current liabilities	3,648	4,656	(1,008)
Working capital	$11,442	$(452)	$11,894

During the nine months ended September 30, 2021 we received net proceeds of $16.2 million from the sale of 5,001,000 shares of our common stock and $0.4 million from the issuance of 74,000 shares of common stock in connection with the exercise of 74,000 warrants.

Analysis of Cash Flows – Nine Months Ended September 30, 2021 and 2020

Net Change in Cash. Cash increased by $10.6 million and $1.3 million during the nine months ended September 30, 2021 and 2020, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $5.2 million during the nine months ended September 30, 2021 included a net loss of $6.3 million, an increase in inventories of $0.3 million, an increase in finance lease right of use assets of less than $0.1 million, an increase in other assets of $0.3 million, a decrease in accounts payable, accrued expenses and other liabilities of $0.4 million and a decrease in operating lease liabilities of $0.2 million. These were partially offset by a decrease in accounts receivable of $0.2 million and non-cash adjustments of $2.2 million. The non-cash adjustments included $0.1 million for the change in provision for losses on doubtful accounts. We routinely provide a reserve for doubtful accounts as a result of having limited in-network payer contracts. Non-cash adjustments also included $0.8 million for a gain on forgiveness of debt, which resulted from the forgiveness of the PPP Loan. The other non-cash adjustments to net loss of approximately $2.9 million include, among other things, depreciation and amortization, warrant revaluations and stock based compensation. The cash flows used in operating activities of approximately $6.0 million during the nine months ended September 30, 2020 included a net loss of $8.7 million, an increase in accounts receivable of $1.5 million, an increase in inventories and other assets of $0.3 million and a decrease in accounts payable and operating lease liabilities of $0.3 million. These were partially offset by an increase in accrued expenses and other liabilities of $0.4 million and non-cash adjustments of $4.4 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.6 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $16.4 million for the nine months ended September 30, 2021, which included proceeds of $16.2 million from the issuance of common stock and $0.4 million from warrant exercises. These were partially offset by payments on our long-term debt and finance lease obligations of $0.1 million and payments on common stock warrant liabilities of $0.1 million.  Cash flows provided by financing activities totaled $7.4 million for the nine months ended September 30, 2020, which included proceeds of $6.9 million from the issuance of common stock and proceeds of $0.8 million from the PPP Loan. These proceeds were partially offset by payments on our long-term debt and convertible notes of $0.3 million.

Off-Balance Sheet Arrangements

At each of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 29, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2021 and December 31, 2020.

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

We have incurred losses since our inception and expect to incur losses in the future. As of September 30, 2021, we had a net loss of $6.3 million, working capital of $11.4 million and net cash used in operating activities of $5.2 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of September 30, 2021, our cash balance was $13.2 million and our working capital was approximately $11.4 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We face risks related to health pandemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of September 2021, that outbreak has led to numerous confirmed cases worldwide, including in the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

Item 3. Defaults Upon Senior Securities

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

PRECIPIO, INC.

Date: November 12, 2021	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/S/ CARL IBERGER
Carl Iberger
Chief Financial Officer (Principal Financial Officer)