Form 10-K
period 2021-12-31
Precipio, Inc.
filed 2022-03-30
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-36439

PRECIPIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1789357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Science Park, New Haven, CT	06511
(Address of principal executive offices)	(Zip Code)

(203) 787-7888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRPO	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second quarter was approximately $79.8 million.

As of March 25, 2022, the number of shares of common stock outstanding was 22,708,708.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2022 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2022 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PRECIPIO, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2021

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the sections entitled “Risk Factors” “Management’s Discussion & Analysis of Financial Condition and Results of Operations” and “Our Business” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic which is highly uncertain and will depend on future developments, our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, expected financial and other benefits from our organizational restructuring activities, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission (the “SEC”). In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among other, the following:

●	the progress, timing and amount of expenses associated with our development and commercialization activities;
●	our plans and ability to develop and commercialize new products and services, and make improvements to our existing products and services;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our ability or the amount of time it will take to achieve successful reimbursement of our existing and future products and services from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products;
●	the success of our study to demonstrate the impact of academic pathology expertise on diagnostic accuracy, and any other studies or trials we may conduct;
●	our intention to seek, and our ability to establish, strategic collaborations or partnerships for the development or sale of our products and the effectiveness of such collaborations or partnerships;
●	our expectations as to future financial performance, expense levels and liquidity sources;
●	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms;
●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products;
●	our ability to build a sales force to market our products and services, and anticipated increases in our sales and marketing costs due to an expansion in our sales force and marketing activities;
●	federal and state regulatory requirements, including potential United States Food and Drug Administration regulation of our products or future products;
●	anticipated trends and challenges in our potential markets;
●	our ability to attract and retain key personnel;

●	risks associated with the COVID-19 pandemic, which may adversely impact our workforce, global supply chain, business, preclinical studies, clinical trials and financial results;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry; and
●	our estimates and expectations regarding cash and expense levels, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources.

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

The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2021 are not necessarily indicative of results that may be attained in the future.

Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear (after the first usage) without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Item 1. Our Business

Business Description

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a healthcare solutions company focused on cancer diagnostics.  Our business mission is to address the pervasive problem of cancer misdiagnoses by developing solutions to mitigate the root causes of this problem in the form of diagnostic products, reagents and services.  Misdiagnoses originate from aged commercial diagnostic cancer testing technologies, lack of subspecialized expertise, and sub-optimal laboratory processes that are needed in today’s diagnostic cancer testing in order to provide accurate, rapid, and resource-effective results to treat patients.  Industry studies estimate 1 in 5 blood-cancer patients are misdiagnosed. As cancer diagnostic testing has evolved from cellular to molecular (genes and exons), laboratory testing has become extremely complex, requiring even greater diagnostic precision, attention to process and a more appropriate evaluation of the abundance of genetic data to effectively gather, consider, analyze and present information for the physician for patient treatment.  We see cancer diagnostics as requiring a holistic approach to improve diagnostic data for improved interpretations with the intent to reduce misdiagnoses. We deliver diagnostic products, reagents and services that improve the accuracy and efficiency of diagnostics, which leads to fewer misdiagnoses. We believe patient outcomes can be improved through the selection of appropriate therapeutic options based on more accurate diagnostic testing.  Furthermore, we believe that better patient outcomes will have a positive impact on healthcare expenses as misdiagnoses are reduced.  We believe our platform delivers better diagnostic accuracy than industry peers because of our academic expertise and cutting edge technology.  We are a laboratory focused on delivering specialized diagnostic services to physicians and their patients to better ensure they receive accurate results thus resulted in fewer misdiagnoses and allows them to achieve cost savings.  Better Diagnostic Results – Better Patient Outcome – Lower Healthcare Expenditures.

To deliver our strategy, we have structured our organization in order to drive development of diagnostic products.  Laboratory and R&D facilities located in New Haven, Connecticut and Omaha, Nebraska house development teams that collaborate on new products and services.  We operate Clinical Laboratory Improvement Amendments, or CLIA, laboratories in both the New Haven, Connecticut and Omaha, Nebraska locations providing essential blood cancer diagnostics to office-based oncologists in many states nationwide.  To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratories to support R&D beta-testing of the products we develop, in a clinical environment.

Our operating structure promotes the harnessing of our proprietary technology and genetic diagnostic expertise to bring to market our robust pipeline of innovative solutions designed to address the root causes of misdiagnoses.

Industry

We believe that there is currently a significant problem with unaddressed rates of misdiagnosis across numerous disease states (particularly in blood-related cancers) due to an inefficient and commoditized industry. We believe that the diagnostic industry focuses primarily on competitive pricing and test turnaround times, at the expense of quality and accuracy. Increasingly complex disease states are met with eroding specialization rather than increased subspecialized expertise. According to a study conducted by the National Coalition of Health, this results in an industry with blood cancer misdiagnosis rates as high as 28%, which is failing to meet the needs of physicians, patients and the healthcare system as a whole. New technologies offer improved accuracy; however, many are either inaccessible or are not economically practical for clinical use. Despite much publicity of the industry transitioning from fee-per-service to value-based payments, this transition has not yet occurred in diagnostics. When a patient is misdiagnosed, physicians end up administering incorrect treatments, often creating adverse effects rather than improving outcomes. We believe that Insurance Providers, Medicare and Medicaid waste valuable dollars on the application of incorrect treatments and can incur substantial downstream costs. According to a report by Pinnacle Health, the estimated cost of misdiagnosis within the healthcare system is $750 billion annually. Most importantly however, patients pay the ultimate price of misdiagnosis with increased morbidity and mortality. We are of the view that the academic path of specialization produces the critical expertise necessary to correctly diagnose disease, and that academic institutions have an untapped potential to address this problem. Our solution is to create a unique platform that harnesses sub-specialist expertise and proprietary technologies to deliver the highest standard of diagnostic accuracy and patient care. Physicians, hospitals, payers and, most importantly, patients all benefit from more accurate diagnostic outcomes.

Market

Our market is the United States domestic oncology market where we participate as a commercial diagnostic laboratory and market our products. The oncology total available market, or TAM, is estimated to exceed $20 billion in 2022, with a compound annual growth rate exceeding 5%. We also provide new technologies to the oncology diagnostic laboratory market in the form of HemeScreen and IV-Cell product offerings. The diagnostics product market is estimated to have annual revenues exceeding $14 billion.  The annual growth rate of each market segment is estimated at 5%. Successful deployment within the United States will be closely followed by international marketing where the same product opportunities exist for our products.

From our New Haven, Connecticut commercial lab, we currently provide diagnostic blood cancer testing services to oncology practices in 14 states.  Building on our commercial laboratory expertise, we have developed several impactful diagnostic technologies that are more cost effective than current industry alternatives, which reduces the diagnostic testing time and improves efficiencies to perform such tests. We anticipate gaining a share of the oncology diagnostic product market as commercial diagnostic laboratories and oncology practices adopt these new cost effective technologies.

Our Technology

1.	IV-CellTM

IV-Cell is a proprietary cell culture media that addresses the problem of selective and serial culturing. IV-Cell is a universal media that enables simultaneous culturing of all 4 hematopoietic cell lineages.  This is a significant breakthrough in processing work required by laboratories worldwide.  Internally developed by Precipio, the culturing technology ensures that no cell lineage is missed in the diagnostic process.  IV-Cell allows the laboratory technician to select any of the 4 lineages during the culturing process for analysis.

Hematopoietic Diseases: The diagnostic process of hematopoietic diseases involves chromosomal analysis by conducting cell-culture based tests by a cytogenetics laboratory to imitate in-vivo conditions. The four groups of cell lineages cultured are:

●	Myeloid cells – indicating myeloid neoplasms (myelodysplastic syndromes, or MDS, acute myeloid leukemia, or AML, chronic myeloid leukemia, or CML);
●	B-cells – indicating B-cell neoplasms (Chronic lymphocytic leukemia, mantle cell lymphoma, etc.);
●	T-cells – indicating T-cell neoplasms (T-cell lymphoma); and
●	Plasma cells – indicating plasma cell neoplasms (Multiple myeloma)

IV-Cell, our proprietary media, enables the lab technician to begin culturing all four cell lineages simultaneously, effectively mimicking human biology. IV-Cell media ensures that ultimately the correct cell lineage is cultured, avoiding the risk of misalignment caused by current market media, which may result in a compromised diagnosis. Our advanced IV-Cell technology replaces the current time-consuming lengthy process whereby the cytogeneticist must decide up front which cell lineage to select for culturing. In most cases, due to specimen limitation, low cellularity, or cell viability, the cytogeneticist can select only one of the above cell lines to culture. Often, the initial clinical suspicion is not in line with the final diagnosis determined by the pathologist based on the rest of the work up. Our internal data from testing within our commercial lab has shown that this occurs in approximately 55% of malignant blood or bone marrow samples. If the wrong cell lineage is selected, the diagnosis may be compromised (or return a false negative diagnosis) because the lab will be culturing and investigating the wrong cells.

IV-Cell was validated in our laboratory in parallel with existing commercially available reagents and has successfully demonstrated superior results. Subsequently, IV-Cell has been used at our laboratory for the past three years on more than 1,000 clinical specimens, producing superior diagnostic results. IV-Cell also produces chromosomes with an average band resolution of 500, approximately 25% higher than achieved with standard culture media.

We are marketing this technology by providing major laboratories with access to the media. The IV-Cell technology and media can be purchased via a direct supply contract, whereby we are contracted with a manufacturer (under license and non-disclosure) to produce the media.

2.	HemeScreenTM

We initially developed HemeScreen technology to target Myeloproliferative Neoplasms, or MPN, but we have evolved HemeScreen into a “suite” of robust genetic diagnostic panels.  Today, we are marketing MPN, AML and Anemia panels and project the release of additional diagnostic panels during 2022.  It is estimated that 140,000 patients are diagnosed with blood cancer diseases annually.  The National Comprehensive Cancer Network, or NCCN, guidelines require that these patients be tested for genetic mutations in five key exons/genes:

●	JAK2 (exon 12);
●	JAK2 (exon 13);
●	JAK2 14 (including V617F);
●	CALR; and
●	MPL.

The additional available panels include the following genes:

AML

●	IDH1;
●	IDH2;
●	FLT3;
●	KIT;
●	CEBPA; and
●	NPM1.

Anemia

●	ASXL1;
●	TERT;
●	WT1;
●	DNMT3A; and
●	RUNX1.

We are in the process of filing a provisional patent application on our proprietary screening panel for the above genes. Our technology enables screening to be completed in one rapid scanning process. The HemeScreen test screens for the presence of these mutations. In developing HemeScreen, we focused on improving the economics of providing blood cancer diagnostic tests and reducing laboratory technician time consumed in the testing process.  By using our HemeScreen media laboratories can:

1.	Consolidate the platforms required to test all the genes;
2.	Reduce the threshold of expertise required to perform these tests;
3.	Reduce the batch requirements for the test;
4.	Significantly reduce the turnaround time for results;
5.	Provide improved clinical service to physicians; and
6.	Yield significant costs savings.

In addressing the diagnostic results it is very important to understand that the clinical significance of these mutations is substantial to patient treatment.  Case in point, a mutation in the JAK2 gene indicates the patient may be eligible for a targeted therapy. A positive result in the CALR or MPL gene indicates a good prognosis, meaning the disease is less aggressive, and the physician may therefore choose to treat the patient in a less aggressive manner. The results of these genetic tests are critical to determining a treatment plan, and therefore the importance, and the speed of which the results are delivered, may significantly impact patient care. HemeScreen represents exactly what our technology and focus is all about, targeting misdiagnoses.

Today, for this type of cancer testing we believe physician ordering patterns for the test are encumbered by the economics (reimbursement less costs to test) and length of time (2 to 4 weeks) for results to be reported.  As a result of the costs and length of test reporting time, we believe, patients needing this exact type of testing, to assist in determining therapeutic options, may not be afforded the opportunity.  We believe the HemeScreen technology addresses both issues by providing substantial reductions in both time and cost to test for these genetic mutations. A significant number of hospital laboratories don’t have the volume and patient frequency to economically justify running the currently available commercial test, and therefore they send the test out. This has created an industry average turnaround time for results of between 2-4 weeks (depending on the lab providing the test).

We introduced the HemeScreen Reagent Rental, or HSRR, program to high-end commercial labs, regional hospital groups, large oncology practices and smaller office based oncology practices. The HSRR program is a turn-key solution offering appropriately sized diagnostic equipment, training on the equipment and new technology, and a research use only, or RUO, reagent purchase program sized to the account. Additionally, as a certified CLIA laboratory, we offer HemeScreen testing and 48 hour turnaround to all customers.  We believe HemeScreen is a leading-edge testing technology and has the capability of impacting physician use of the test in the physician’s testing regimen for cancer diagnoses. Building on our initial technology, HemeScreen has evolved into a suite of screening and diagnostic products addressing numerous other cancers and related blood abnormalities.

3.	ICE COLD PCR

ICE COLD PCR, or ICP, technology was developed at Harvard and is licensed exclusively to us by the Dana-Farber Cancer Institute, or Dana-Farber. ICP is a unique, proprietary, patented specimen enrichment technology that increases the sensitivity of molecular based tests from approximately 90-95% to 99.99%. Traditional molecular testing is performed on tumor biopsies. These tests are typically conducted at disease onset, when the patient undergoes a biopsy. In the typical course of treatment, a patient is rarely re-biopsied, and therefore, genetic information is based solely on the initial biopsy. Tumors are known to shed cells into the patient’s bloodstream where they circulate alongside normal cells; however, existing testing methodologies are not sufficiently sensitive to differentiate between tumor and normal cells. The increased sensitivity provided by ICP allows for testing of genetic mutations that occur within tumors to be conducted on peripheral blood samples, termed liquid biopsies. This technical capability enables physicians to test for genetic mutations through a simple blood test rather than an invasive biopsy extracted from the actual tumor. The results of such tests can be used for diagnosis, prognosis and therapeutic decisions. The technology is encapsulated within a chemical (reagent) used during the specimen preparation process, which enriches (amplifies) the tumor DNA detected within the blood sample while suppressing the normal DNA. In addition to offering this technology as a clinical service, we are developing panels that will be sold as reagent kits to other laboratories to enable this testing in their facilities, thereby improving their test sensitivity and more accurate diagnoses via liquid biopsies. The business model of selling reagents to other laboratories expands the reach and impact of our technology while eliminating the reimbursement risks from running the tests in-house.

Gene sequencing is performed on tissue biopsies taken surgically from the tumor site in order to identify potential therapies that will be more effective in treating the patient. There are several limitations to this process. First, surgical procedures have several limitations, including:

●	Cost: surgical procedures are usually performed in a hospital environment;
●	Surgical access: various tumor sites are not always accessible (e.g. brain tumors), in which cases no biopsy is available for diagnosis;
●	Risk: patient health may not permit undergoing an invasive surgery; therefore, a biopsy cannot be obtained at all;
●	Time: the process of scheduling and coordinating a surgical procedure often takes time, delaying the start of patient treatment; and

●	Biopsy size: often the size of the tissue biopsy obtained hinders the ability to conduct molecular or genetic testing after it has been used up for the morphologic and immunohistochemical evaluation.

Second, there are several tumor-related limitations that provide a challenge to obtaining such genetic information from a tumor:

●	Tumors are heterogeneous by nature: a tissue sample from one area of the tumor may not properly represent the tumor’s entire genetic composition; thus, the diagnostic results from a tumor may be incomplete and non-representative; and
●	Metastases: in order to accurately test a patient with metastatic disease, ideally an individual biopsy sample should be taken from each site (if those sites are even known). These biopsies are very difficult to obtain; therefore, physicians often rely on biopsies taken only from the primary tumor site.

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

Competition

Our principal competition in clinical pathology services comes largely from two groups. The first group consists of companies that specialize in oncology and offer directly competing services to our diagnostic services. These companies provide a high level of service focused on oncology and offer their services to oncologists and pathology departments within hospitals. Competitors in this group include NeoGenomics Laboratories, Inc., also known as NeoGenomics or Neo, GenPath Diagnostics and Inform Diagnostics. The second group consists of large commercial companies that offer a wide variety of laboratory tests ranging from simple chemistry tests to complex genetic testing. Competitors in this group include LabCorp (NYSE: LH) and Quest Diagnostics (NYSE: DGX). Within the liquid biopsy market, our competitors include Foundation Medicine and Guardant Health.

Competitive Advantage

Our competitive advantage is derived from our ability to identify real-world clinical challenges in the laboratory; develop technology-based solutions to those challenges; test them within our lab on real clinical samples; and then convert the technology to products we commercialize to the market. Our model gives us a unique capability to identify and create products within the clinical setting, ensuring the product is relevant, reliable, and workable within the laboratory setting. Furthermore, given the hands-on experience we have as first-users of our own products, we have unparalleled experience and expertise required to support our customers and help them maximize the value of our technologies that they use.

As cancer diagnostic testing continues to evolve, laboratory testing has become extremely complex, requiring even greater diagnostic precision, attention to process and a more appropriate evaluation.  Our organizational structure enables Management and R&D resources to efficiently focus on laboratory economics (time and material); the delivery of complex results (technical processing); and proprietary analysis (gather data, considerations, determination and information presentation) for the physician - all ultimately leading to minimizing misdiagnoses and better patient care. Embedding R&D personnel into a collaborative workflow within our commercial laboratory operations results in a very cost effective development environment enabling identification of issues, the isolation of causes and the creation of proprietary product solutions to mitigate misdiagnoses.

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. For example, the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives).

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

Approximately 43% of our revenue for the year ended December 31, 2021 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected.

Healthcare Reform

In recent years, federal and state governments have considered and enacted policy changes designed to reform the healthcare industry. The most prominent of these healthcare reform efforts, the PPACA, has resulted in sweeping changes to the U.S. system for the delivery and financing of health care. As currently structured, the PPACA increases the number of persons covered under government programs and private insurance; furnishes economic incentives for measurable improvements in health care quality outcomes; promotes a more integrated health care delivery system and the creation of new health care delivery.

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the PPACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the PPACA will impact our business.

U.S. Food and Drug Administration Regulation

We offer our products as research use only (RUO) products. An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the requirements of the U.S. Food and Drug Administration (FDA) applicable to medical devices. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated or misbranded and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013, the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (RUO Guidance), which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status.

Additionally, our CLIA laboratories offer testing utilizing our laboratory developed tests (LDTs).  LDTs are defined by the FDA to be tests that are designed, developed, and used within a single laboratory. The FDA takes the position that it has authority to regulate LDTs as medical devices, and historically, it has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the FDA’s requirements for medical devices. However, the FDA has stated it intends to end its policy of enforcement discretion and to actively regulate LDTs. For example, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Regulatory Oversight of Laboratory Developed Tests (LDTs)”, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The draft guidance documents have not been finalized. In January 2017, the FDA issued a “Discussion Paper on Laboratory Developed Tests (LDTs),” which includes a possible approach to LDT oversight that is intended to advance public discussion on the topic. Additionally, legislative proposals have been introduced in Congress or have been publicly circulated. Such proposals would implement differing approaches to the regulation of LDTs, including in certain instances to require marketing authorization from the FDA.

Medical devices are subject to extensive regulation by the FDA. The FDA regulates, among other things, the research, design, development, preclinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, marketing authorization, adverse event reporting, marketing, promotion, sales, distribution and import and export of medical devices. The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, including the following:

●	issuance of warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
●	requesting or requiring recalls, withdrawals, or administrative detention or seizure of products;
●	imposing operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying requests for marketing authorization or new products or modified products; or criminal prosecution.

Research and Development Expenses

For the years ended December 31, 2021 and 2020, we recorded $1.3 million and $1.2 million, respectively, of research and development expenses. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Human Capital

Employees.

As of March 25, 2022, Precipio employed fifty-five (55) employees on a full-time basis and one (1) employee as part-time. Of the total, eleven (11) were in Finance, General and Administration, twenty-seven (27) were in laboratory operations, nine (9) were in Sales and Marketing, four (4) were in Customer Service and Support and five (5) were in Research & Development.

All of our employees are based in the U.S. and a majority are based in Connecticut.  None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

Our executive officers, their ages as of March 25, 2022 and their respective positions are as follows:

Ilan Danieli, Chief Executive Officer, age 50

Mr. Danieli was the founder of Precipio Diagnostics LLC and was the Chief Executive Officer of Precipio Diagnostics LLC since 2011. Mr. Danieli assumed the role of Chief Executive Officer of Precipio, Inc. at the time of a June 2017 merger transaction with Transgenomic, Inc. (the “Merger”). With over 20 years managing small and medium-size companies, some of his previous experiences include COO of Osiris, a publicly-traded company based in New York City with operations in the US, Canada, Europe and Asia; VP of Operations for Laurus Capital Management, a multi-billion dollar hedge fund; and in various other entrepreneurial ventures. Ilan holds an MBA from the Darden School at the University of Virginia, and a BA in Economics from Bar-Ilan University in Israel.

Matthew Gage, Interim Chief Financial Officer, age 55

Mr. Gage was appointed Interim Chief Financial Officer of Precipio, Inc. effective March 21, 2022.  Mr. Gage served as Director of Financial Reporting and Analysis of Precipio, Inc. since joining the Company in June 2017 following its acquisition of Transgenomic Inc., where he was Director of Financial Reporting and Analysis since 2014. Mr. Gage has over 30 years of experience in company finance, 25 years of which being with publicly traded companies.  Mr. Gage holds a Bachelor of Science Degree in Business Administration from Bryant University.

Carl R. Iberger, Chief Financial Officer, age 69

Mr. Iberger retired from Precipio, Inc. effective March 21, 2022. He had been the Company’s Chief Financial Officer since October 2016. For the years 1990 through 2015, Mr. Iberger held the positions of Chief Financial Officer and Executive Vice President at Dianon Systems, DigiTrace Care Services and SleepMed, Inc. Mr. Iberger has significant diagnostic healthcare experience in mergers and acquisitions, private equity transactions, public offerings and executive management in high growth environments. Mr. Iberger holds a Master’s Degree in Finance from Hofstra University and a Bachelor of Science Degree in Accounting from the University of Connecticut.

Compliance with Environmental Laws

We believe we are in compliance with current environmental protection requirements that apply to us or our business. Costs attributable to environmental compliance are not currently material.

Intellectual Property

We license the ICP technology from Dana-Farber through the License Agreement. The License Agreement grants us an exclusive license to the ICP technology, subject to a non-exclusive license granted to the U.S. government, in the areas of mutation detection using Sanger (di-deoxy) sequencing and mitochondrial DNA analysis for all research, diagnostic, prognostic and therapeutic uses in humans, animals, viruses, bacteria, fungi, plants or fossilized material. The Company has filed provisional patent applications for its proprietary HemeScreen and IV-Cell technologies.

Corporate History

Precipio, Inc. was incorporated in Delaware on March 6, 1997. Our principal office is located at 4 Science Park, New Haven, Connecticut 06511.

Our internet address is www.precipiodx.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including exhibits, furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risk factor Summary

●	There is substantial doubt about our ability to continue as a going concern.
●	We may require significant additional financing to sustain our operations and without it we will not be able to continue operations.
●	We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.
●	We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.
●	We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.
●	We have been, and may continue to be, subject to costly litigation.
●	The commercial success of our products, including those we are developing, will depend upon the degree of market acceptance of these products among physicians, patients, health care payers and the medical community and on our ability to successfully market our products.
●	If we cannot compete successfully with our competitors, including new entrants in the market, we may be unable to increase or sustain our revenue or achieve and sustain profitability.
●	We may not be able to develop new products or enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business and operating results.
●	We face risks related to health pandemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.
●	We may experience temporary disruptions and delays in processing biological samples at our facilities.
●	We depend upon a limited number of key personnel, and if we are not able to retain them or recruit additional qualified personnel, the execution of our strategy, management of our business and commercialization of our product candidates could be delayed or negatively impacted.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We currently have limited experience in marketing products. If we are unable to establish marketing and sales capabilities and retain the proper talent to execute on our sales and marketing strategy, we may not be able to generate product revenue.
●	Cybersecurity risks could compromise our information and expose us to liability, which may harm our ability to operate effectively and may cause our business and reputation to suffer.
●	Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
●	The testing, manufacturing and marketing of medical diagnostic devices entails an inherent risk of product liability and personal injury claims.
●	All of our diagnostic technology development and our clinical services are performed at two laboratories, and in the event either or both of these facilities were to be affected by a termination of the lease or a man-made or natural disaster, our operations could be severely impaired.
●	An impairment in the carrying value of our intangible assets could negatively affect our results of operations.

●	Governmental payers and health care plans have taken steps to control costs.
●	Changes in payer mix could have a material adverse impact on our net sales and profitability.
●	Our laboratories require ongoing CLIA certification.
●	Our products that we sell as research use only products and as laboratory developed tests could become subject to government regulations requiring marketing authorization, and the marketing authorization and maintenance process for such products may be expensive, time-consuming and uncertain in both timing and outcome.
●	Failure to comply with HIPAA could be costly.
●	Our failure to comply with any applicable government laws and regulations or otherwise respond to claims relating to improper handling, storage or disposal of hazardous chemicals that we use may adversely affect our results of operations.
●	We may become subject to the Anti-Kickback Statute, Stark Law, False Claims Act, Civil Monetary Penalties Law and may be subject to analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.
●	We cannot be certain that measures taken to protect our intellectual property will be effective.
●	If any of our owned patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.
●	We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling some of our products.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.
●	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
●	Third-party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product discovery and development efforts and have a material adverse effect on our business.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.
●	Changes to the patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
●	Third parties may assert ownership or commercial rights to inventions we develop.
●	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
●	Intellectual property rights do not necessarily address all potential threats.
●	The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.
●	The price of our stock may be vulnerable to manipulation.

●	If we cannot continue to satisfy Nasdaq listing maintenance requirements and other rules, our securities may be delisted, which could negatively impact the price of our securities.
●	Increased costs associated with corporate governance compliance may significantly impact our results of operations.
●	We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	The sale or issuance of our common stock to Alliance Global Partners may cause significant dilution and the sale of the shares of common stock acquired by Alliance Global Partners, or the perception that such sales may occur, could cause the price of our common stock to fall.
●	The issuance of our common stock to creditors or litigants may cause significant dilution to our stockholders and cause the price of our common stock to fall.

Risks Related to Our Business and Strategy

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of and for the year ended December 31, 2021, we had a net loss of $8.5 million, an accumulated deficit of $80.1 million, working capital of $9.3 million and net cash used in operating activities of $6.6 million. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

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

We may require significant additional financing to sustain our operations and without it we will not be able to continue operations.

At December 31, 2021, we had working capital of $9.3 million. We had an operating cash flow deficit of $6.6 million for the year ended December 31, 2021 and a net loss of $8.5 million for the year ended December 31, 2021. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

To facilitate ongoing operations and product development, on April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”). The Company is limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP Sales Agreement.

The extent we rely on AGP as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from AGP were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $22.0 million under the AGP Sales Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. From April 2, 2021 through the date the consolidated financial statements were issued, we received approximately $15.4 million in gross proceeds through the AGP Sales Agreement from the sale of 4,501,000 shares of common stock, leaving us with an additional $6.6 million available for future sales pursuant to the AGP Sales Agreement.

We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of December 31, 2021, we had cash of $11.7 million and our working capital was $9.3 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. As of and for the year ended December 31, 2021, we had a net loss of $8.5 million, working capital of $9.3 million and net cash used in operating activities of $6.6 million. For the year ended December 31, 2021, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.

 We have had several customers who, from time to time, have individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable.

For the years ended December 31, 2021 and 2020, no customer individually represented 10% or more of our total revenue. We expect to maintain ongoing relationships with our customers, however, the loss of, or significant decrease in demand from, any of our top customers could have a material adverse effect on our business, results of operations and financial condition.

At December 31, 2021, two customers accounted for approximately 33% of our total accounts receivable. At December 31, 2020, no customer represented 10% or more of our total accounts receivable.  The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of any of our top customers, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales, earnings and cash flows.  Generally, we do not require collateral or other securities to support our accounts receivable and while we are directly affected by the financial condition of our customers, management does not believe significant credit risks exist at December 31, 2021.

We have been, and may continue to be, subject to costly litigation.

We have been, and may continue to be, subject to legal proceedings. Due to the nature of our business and our history of insufficient capital resources to pay our obligations on a timely basis, we may be subject to a variety of regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. Such litigation has been, and in the future, could be, costly, time-consuming and distracting to management, result in a diversion of resources and could materially adversely affect our business, financial condition and operating results.

In addition, we may settle some litigation through the issuance of equity securities which may result in significant dilution to our stockholders.

The commercial success of our products, including those we are developing, will depend upon the degree of market acceptance of these products among physicians, patients, health care payers and the medical community and on our ability to successfully market our products.

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

The ongoing COVID-19 pandemic is evolving, continues to spread globally, and to date has led to the implementation of various responses, including government-imposed quarantines, closure of non-essential business, work-from-home directives, travel restrictions, physical distancing, shelter-in-place orders and other public health safety measures. Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had an adverse impact on the global economy and our business, the severity and duration of which are uncertain. The COVID-19 pandemic continues to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services may be slow to return to pre-pandemic levels, if they return to pre-pandemic levels. In response to the COVID-19 pandemic, many of our employees are continuing to work remotely outside of our offices. Additionally, while our laboratory operations resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to COVID-19-related supply chain issues. The demand for COVID-19 vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing. If any of our third-party manufacturers is adversely impacted by the COVID-19 pandemic or if they divert resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 coronavirus vaccines, our supply chain may be disrupted, limiting our ability to produce our diagnostic tests.

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

We are a small company with 55 full-time employees and 1 part-time employee as of March 25, 2022. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of diagnostic technology. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Under U.S. federal income tax law, a corporation’s ability to utilize its net operating losses, or NOLs, to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year generally is increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year. On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act, or the TCJ Act, was enacted in the United States. Certain provisions of the TCJ Act impact the ability to utilize NOLs generated in 2018 and forward; any limitation to our annual use of NOLs could require us to pay a greater amount of U.S. federal (and in some cases, state) income taxes, which could reduce our after-tax income from operations for future taxable years and adversely impact our financial condition. Beginning in 2018, under the TCJ Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year.

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

Laboratory and R&D facilities located in New Haven, Connecticut and Omaha, Nebraska house development teams that collaborate on new products and services. The Company operates CLIA laboratories in both the New Haven, Connecticut and Omaha, Nebraska locations providing essential blood cancer diagnostics to office-based oncologists in many states nationwide. Despite precautions taken by us, any future natural or man-made disaster at these laboratories, such as a fire, earthquake or terrorist activity, could cause substantial delays in our operations, damage or destroy our equipment and testing samples or cause us to incur additional expenses.

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

Third-party payers, including private insurers and governmental entities, have implemented and will continue to implement measures to control the cost, utilization, and delivery of healthcare services, including products and services we offer. These changes have adversely affected and may in the future adversely affect coverage for our services. We also believe that healthcare professionals may not use our services if third-party payers do not provide adequate coverage and reimbursement for them. These changes in federal, state, local, and third-party payer regulations or policies may decrease our revenues and adversely affect our results of operations and our financial condition. Occasionally, legislative pauses and changes impact our products that are reimbursed under the Medicare Physician Fee Schedule, MPFS, or the Clinical Laboratory Fee Schedule, CLFS. Further, CMS and state Medicaid agencies may adopt regulations and policies that change, limit or exclude coverage for our products and services.

We expect that efforts to contain costs will continue and that coverage and reimbursement for our products and services may be impacted. These efforts, including changes in law or regulations that may occur in the future, may each individually or collectively have a material adverse impact on our business, results of operations, financial condition, and prospects.

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

Our products that we sell as research use only products and as laboratory developed tests could become subject to government regulations requiring marketing authorization, and the marketing authorization and maintenance process for such products may be expensive, time-consuming and uncertain in both timing and outcome.

A number of our products are currently, and in the future will be, labeled and sold as research use only (RUO) products.  Even though our products are labeled and sold as RUO products, the United States Food and Drug Administration (FDA) could question whether our products are intended for research use only. For example, in August 2021, we were contacted by the FDA regarding HemeScreen, and we have subsequently revised the labeling for HemeScreen. Should the FDA disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products, our products could be subject to government regulation as diagnostic products.  Diagnostic products are regulated as medical devices by the FDA and may require marketing authorization through clearance following the 510(k) premarket notification process, authorization following a request for de novo classification or premarket approval from the FDA, in each case prior to marketing. Obtaining the requisite marketing authorizations can be expensive and may involve considerable delay. Moreover, if the FDA believed we inappropriately labeled our products as RUO products, it could allege that we had misbranded or adulterated our RUO products.

Additionally, our CLIA laboratory offers testing utilizing our laboratory developed tests (LDTs). Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the FDA’s requirements for medical devices, such as the FDA’s requirements pertaining to marketing authorization, establishment registration, device listing, the Quality System Regulation, and other post-market controls. However, the FDA has stated it intends to end its policy of enforcement discretion and to actively regulate LDTs. For example, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Regulatory Oversight of Laboratory Developed Tests (LDTs)”, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The timing of when, if at all, the draft guidance documents will be finalized is unclear. In January 2017, the FDA issued a “Discussion Paper on Laboratory Developed Tests (LDTs),” which includes a possible approach to LDT oversight that is intended to advance public discussion on the topic. Additionally, legislative proposals have been introduced in Congress or have been publicly circulated. Such proposals would implement differing approaches to the regulation of LDTs, including in certain instances to require marketing authorization from the FDA. We cannot predict whether any of these legislative proposals will be enacted into law or the impact such new legal requirements would have on our business.

If the FDA asserts that our RUO products or LDTs are subject to marketing authorization, or that our RUO products or LDTs are adulterated or misbranded, our business, financial condition or results of operations could be adversely affected.

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

Anti-Kickback Statute

A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. The PPACA amended the intent requirement of the Anti-Kickback Statute such that a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate the statute. Further, the PPACA now provides that claims submitted in violation of the Anti-Kickback Statute constitute false or fraudulent claims for purposes of the federal False Claims Act, or FCA, including the failure to timely return an overpayment. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid program. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payer, including commercial payers and self-pay patients.

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

Violation of the Stark Law may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, civil monetary penalties for specified infractions, criminal penalties, and potential exclusion from participation in government healthcare programs, and potential false claims liability. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all amounts arising out of tainted referrals. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, damage to our reputation, results of operations and financial condition.

False Claims Act

The FCA prohibits providers from, among other things, (1) knowingly presenting or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (2) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (3) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus civil penalties for each separate false claim.

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

We rely upon patents, trade secrets, copyrights and trademarks, as well as non-disclosure agreements and other contractual confidentiality provisions to protect our confidential and proprietary information for which we are not seeking patent protection for various reasons. Such measures, however, may not provide adequate protection for our trade secrets or other proprietary information. If such measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced.  Our intellectual property portfolio with respect to certain aspects of our technology and product candidates is at an early stage. We have one company-owned, pending patent application directed to our HemeScreen test.  This provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

If any of our owned patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. Disruptions at the United States Patent and Trademark Office (USPTO) or other government agencies may also slow the time necessary for patent applications to be reviewed by the USPTO, which could adversely affect our patent portfolio. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our owned or pending patent applications, or that we were the first to file for patent protection of such inventions

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling some of our products.

We have entered into a license agreement with Dana-Farber pursuant to which we license our ICP technology and may enter into other license agreements with third parties for certain licensed technologies that are, or may become, relevant to the products we market, or plan to market. In addition, we may in the future elect to license third party intellectual property to further our business objectives and/or as needed for freedom to operate for our products. We do not and will not own the patents, patent applications or other intellectual property rights that are the subject of these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents, patent applications and other intellectual property rights are or will be subject to the continuation of and compliance with the terms of those licenses.

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

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely upon trade secret protection, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our contractors, collaborators, scientific advisors, employees and consultants and invention assignment agreements with our consultants and employees. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights under these agreements may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements despite the existence of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the contractors, collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets. Enforcing a claim against a third party that illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming and the outcome is unpredictable.

Moreover, our trade secrets could otherwise become known or be independently discovered by our competitors or other third parties. Competitors and other third parties could purchase our product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected or sufficient to provide an advantage over our competitors, our competitive position could be adversely affected, as could our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Third-party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product discovery and development efforts and have a material adverse effect on our business.

Our commercial success depends in part on our avoiding infringement, misappropriation and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the diagnostic industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform, new procedures including inter partes review and post grant review have been implemented. As stated above, this reform will bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the diagnostic industry expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we obtained such a license, it may only be non-exclusive, which would permit third parties to use the same intellectual property and compete with us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our product candidates or such efforts may be impaired or delayed, which could in turn significantly harm our business.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our products or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We may not have sufficient resources to bring these actions to a successful conclusion. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market earlier than would otherwise have been the case, which would have a material adverse effect on our business.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes to the patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other diagnostic companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the diagnostic industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the

Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. In addition, the case Amgen Inc. v. Sanofi affects the way antibody claims are examined and litigated. We cannot predict how future decisions by the courts, the Congress or the USPTO may impact the value of our patents.

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

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we hold rights to;

•we, or our licensors or collaborators, might not have been the first to invent or the first to file patent applications covering certain of our or their inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned intellectual property rights;

•it is possible that our current or future pending owned patent applications will not lead to issued patents;

•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in the US;

•we may not develop additional proprietary technologies that are patentable;

•the patents of others may harm our business; and

•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects

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

The sale or issuance of our common stock to, or through, AGP may cause significant dilution and the sale of the shares of common stock acquired by AGP, or the perception that such sales may occur, could cause the price of our common stock to fall.

On April 2, 2021, we entered into a sales agreement with AGP, pursuant to which we may offer and sell our Common Stock, having aggregate sales proceeds of up to $22.0 million, to or through AGP, from time to time, in the ATM Offering. We are limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP Sales Agreement. Sales to, or through, AGP by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

From April 2, 2021 through the date the consolidated financial statements were issued, we received approximately $15.4 million in gross proceeds through the AGP Sales Agreement from the sale of 4,501,000 shares of Common Stock, leaving us with an additional $6.6 million available for future sales pursuant to the AGP Sales Agreement.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 7,630 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under a lease expiring in December 2026 with annual rental payments of $0.2 million. We also lease approximately 5,300 square feet of laboratory space in Omaha, Nebraska, which we occupy under a lease expiring in May 2022 with annual rental payments of less than $0.1 million. We believe that these facilities are adequate to meet our current and planned needs. We believe that if additional space is needed in the future, we could find alternate space at competitive market rates as needed.

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

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheets at December 31, 2021 and 2020.

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

Holders.   At March 25, 2022, there were 22,708,708 shares of our common stock outstanding and approximately 53 holders of record.

Dividends. No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates. Investors in our common stock should not rely on an investment in our company if they require dividend income and should not purchase our common stock with the expectation of receiving cash dividends.

Issuer Purchases of Equity Securities.  We made no purchases of our common stock during the year ended December 31, 2021. Therefore, tabular disclosure is not presented.

Recent Sales of Unregistered Securities. Not applicable.

Item 6. [Reserved]

Not Applicable.

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

Overview

We are a healthcare solutions company focused on cancer diagnostics.  Our business mission is to address the pervasive problem of cancer misdiagnoses by developing solutions to mitigate the root causes of this problem in the form of diagnostic products, reagents and services. Misdiagnoses originate from aged commercial diagnostic cancer testing technologies, lack of subspecialized expertise, and sub-optimal laboratory processes that are needed in today’s diagnostic cancer testing in order to provide accurate, rapid, and resource-effective results to treat patients. Industry studies estimate 1 in 5 blood-cancer patients are misdiagnosed. As cancer diagnostic testing has evolved from cellular to molecular (genes and exons), laboratory testing has become extremely complex, requiring even greater diagnostic precision, attention to process and a more appropriate evaluation of the abundance of genetic data to effectively gather, consider, analyze and present information for the physician for patient treatment.  Precipio sees cancer diagnostics as requiring a holistic approach to improve diagnostic data for improved interpretations with the intent to reduce misdiagnoses. By delivering diagnostic products, reagents and services that improve the accuracy and efficiency of diagnostics, leading to fewer misdiagnoses, we believe patient outcomes can be improved through the selection of appropriate therapeutic options.  Furthermore, we believe that better patient outcomes will have a positive impact on healthcare expenses as misdiagnoses are reduced. Better diagnostic results – Better Patient Outcome – Lower Healthcare Expenditures.

To deliver its strategy, the Company has structured its organization in order to drive development of diagnostic products.  Laboratory and R&D facilities located in New Haven, Connecticut and Omaha, Nebraska house development teams that collaborate on new products and services.  The Company operates CLIA laboratories in both the New Haven, Connecticut and Omaha, Nebraska locations providing essential blood cancer diagnostics to office-based oncologists in many states nationwide.  To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratory to support R&D beta-testing of the products we develop, in a clinical environment.

In April 2020, we formed a Joint Venture with Poplar. Poplar provides specialized laboratory testing services to a nationwide client base of gastroenterologists, dermatologists, oncologists, urologists, gynecologists and their patients. The business purpose of the Joint Venture is to facilitate and capitalize on the combined capabilities, resources and healthcare industry relationships of its members by partnering, promoting and providing oncology services to office based physicians, hospitals and medical centers. Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51 % ownership. We have determined that we hold a variable interest in the Joint Venture and that we are the primary beneficiary of the Joint Venture. Due to this determination, we consolidate the Joint Venture. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this report for further discussion.

The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2021 are not necessarily indicative of results that may be attained in the future.

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of December 31, 2021, the Company had a net loss of $8.5 million, an accumulated deficit of $80.1 million, working capital of $9.3 million and net cash used in operating activities of $6.6 million. The Company’s ability to continue as a going concern over the next twelve months from the date the consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”). The Company is limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP Sales Agreement. The offer and sales of our shares of Common Stock to or through AGP, will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2020, for an aggregate offering price of up to $50.0 million. From April 2, 2021 through the date the consolidated financial statements were issued, we have already received approximately $15.4 million in gross proceeds through the AGP Sales Agreement from the sale of 4,501,000 shares of common stock, leaving the Company an additional $6.6 million available for future sales pursuant to the AGP Sales Agreement.

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

Outlook - COVID-19 related

The COVID-19 outbreak, which spread worldwide in the first quarter of 2020, has caused significant business disruption. The extent of the impact of the ongoing COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, public health crisis and actions taken to contain or prevent the further spread, including the development and deployment of any vaccine program and impact on the Company’s customers, employees and vendors, all of which are uncertain and cannot be predicted. These uncertainties could have a material adverse effect on our business, financial condition or results of operations. We have been actively monitoring the COVID-19 situation and its impact on the global economy and the Company. As the global pandemic evolves, we will continue to monitor the extent to which COVID-19 impacts our revenues, expenses and liquidity.

Results of Operations for the Years Ended December 31, 2021 and 2020

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Years Ended
	December 31,		Change
	2021	2020	$	%
Service revenue, net, less allowance for doubtful accounts	$7,935	$5,872	$2,063	35%
Other	914	220	694	315%
Net Sales	$8,849	$6,092	$2,757	45%

Net sales for the year ended December 31, 2021 were $8.8 million, an increase of $2.8 million, as compared to the same period in 2020. During the year ended December 31, 2021, patient diagnostic service revenue had an increase of $2.4 million as compared to the same period in 2020 due to an increase in cases processed and a lower allowance for doubtful accounts that was recorded. We billed 4,345 cases during the year ended December 31, 2021 as compared to 3,677 cases during the same period in 2020, or an 18% increase in cases.  Patient diagnostic service revenue accounted for 89% our total net sales for the years ended December 31, 2021 and 2020, respectively. The increase in patient diagnostic service revenue was partially offset by a decrease of $0.4 million in service revenue from contract diagnostics for the year ended December 31, 2021 as compared to the same period in 2020. Other revenues increased by $0.7 million for the year ended December 31, 2021 as compared to the same period in 2020, mostly resulting from increased revenue related to our HSRR program.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $1.5 million for the year ended December 31, 2021 as compared to the same period in 2020. The increase included an increase in patient diagnostic costs offset by a decrease in contract diagnostic costs which are in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Years Ended
	December 31,		Margin %
	2021	2020	2021	2020
Gross Profit	$2,392	$1,150	27%	19%

Gross margin was 27% of total net sales, for the year ended December 31, 2021, compared to 19% of total net sales for the same period in 2020 and the gross profit was approximately $2.4 million and $1.2 million during the years ended December 31, 2021 and 2020, respectively. The gross margin increased during the year ended December 31, 2021, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. The increase in case volume enabled our laboratory to yield economies of scale and to leverage fixed expenses. We anticipate case volume to increase in 2022 and for our costs per case to improve as additional economies of scale are possible.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock based compensation costs and depreciation and amortization. Our operating expenses increased by $1.7 million to $12.0 million for the year ended December 31, 2021 as compared to $10.3 million for the year ended December 31, 2020. The increase included an increase of $1.3 million in general and administrative expenses due to a $0.4 million increase in personnel costs and a $1.1 million increase in legal and professional fees partially offset by a $0.2 million decrease in franchise and other tax expenses. Operating expenses also include an increase of $1.2 million in stock based compensation expenses for the year ended December 31, 2021 as compared to the prior year. These increases were partially offset by a decrease of $0.8 million in sales and marketing expenses resulting from a decrease in personnel costs due to a decrease in headcount.

Other Income (Expense). We recorded net other income of $1.1 million and net other expense of $1.5 million for the years ended December 31, 2021 and 2020, respectively. The current year period other income of $1.1 million includes $0.3 million of income from warrant revaluations, $0.8 million of a gain on forgiveness of debt related to the forgiveness of our PPP Loan and $0.1 million from a gain on settlement of liabilities. These other income amounts were partially offset by less than $0.1 million of net interest expense.

During the year ended December 31, 2020, net other expense of $1.5 million includes $0.3 million of interest expense from the amortization of debt discounts, net of accretion of debt premiums, related to convertible notes, $0.2 million of other interest expense and $1.2 million expense for loss on extinguishment of convertible notes which was recorded in conjunction with the March 2020 Amendment to the securities purchase agreements entered into in April 2018 and May 2019. The expenses were partially offset by $0.2 million of gains on settlements of liabilities and other income. Approximately $0.1 million of the other income is funds we received from the U.S. Department of Health and Human Services (“HHS”). As part of the CARES Act, HHS distributed funds to healthcare providers that received Medicare fee-for-service reimbursements in 2019. The payments from HHS are not loans and will not be required to be repaid.

Liquidity and Capital Resources

Our working capital positions at December 31, 2021 and 2020 were as follows:

	Dollars in Thousands
	December 31, 2021	December 31, 2020	Change
Current assets (including cash of $11,668 and $2,656 respectively)	$13,478	$4,204	$9,274
Current liabilities	4,213	4,656	(443)
Working capital	$9,265	$(452)	$9,717

During the year ended December 31, 2021 we received net proceeds of $16.2 million from sale of 5,001,000 shares of our common stock and $0.4 million from the issuance of 74,000 shares of our common stock in connection with the exercise of 74,000 warrants.

Analysis of Cash Flows - Years Ended December 31, 2021 and 2020

Net Change in Cash. Cash increased by $9.0 million and $1.8 million during the years ended December 31, 2021 and 2020, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of $6.6 million during the year ended December 31, 2021 included a net loss of $8.5 million, an increase in inventories and other assets of $0.6 million and a decrease in accrued expenses and operating lease liabilities of $0.3 million. These were partially offset by a decrease in in accounts receivable of $0.3 million, an increase in accounts payable of $0.1 million and non-cash adjustments of approximately $2.4 million. The non-cash adjustments included a $0.2 million change in provision for losses on doubtful accounts. We routinely provide a reserve for doubtful accounts as a result of having limited in-network payer contracts. Non-cash adjustments also included $0.8 million for a gain on forgiveness of debt. The other non-cash adjustments to net loss of approximately $3.3 million include, among other things, depreciation and amortization, warrant revaluations and stock based compensation. The cash flows used in operating activities in the year ended December 31, 2020 included the net loss of $10.6 million, an increase in accounts receivable of $1.6 million, an increase in inventories and other assets of $0.2 million and a decrease in accounts payable and operating lease liabilities of $0.5 million. These were partially offset by an increase in accrued expenses and other liabilities of $0.7 million and non-cash adjustments of $4.8 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.7 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively, resulting from purchases of property and equipment partially offset by proceeds from sales of fixed assets.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities totaled $16.3 million for the year ended December 31, 2021, which included proceeds of $16.2 million from the issuance of common stock and $0.4 million from warrant exercises. These were partially offset by payments on our long-term debt and finance lease obligations of $0.2 million and payments on common stock warrant liabilities of $0.1 million.  Cash flows provided by financing activities totaled $9.3 million for the year ended December 31, 2020, which included proceeds of $8.9 million from the issuance of common stock and proceeds of $0.8 million from the PPP Loan. These proceeds were partially offset by payments on our long-term debt and convertible notes of $0.4 million.

Off-Balance Sheet Arrangements

At each of December 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

At December 31, 2021, our contractual obligations and other commitments were as follows:

	Payments Due By Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(1)	$228	$35	$70	$71	$52
Finance lease obligations(2)	448	176	181	91	—
Operating lease obligations(2)	1,035	227	422	386	—
Purchase obligations(3)	1,484	1,046	388	50	—
	$3,195	$1,484	$1,061	$598	$52
(1)	Total payments include $205,000 in principal and $23,000 in interest. See Note 5 - "Long-Term Debt" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(2)	See Note 8 - "Leases" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(3)	These amounts represent purchase commitments, including all open purchase orders.

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

Revenue Recognition

The Company derives its revenues from diagnostic testing - histology, flow cytometry, cytology and molecular testing; clinical research from bio-pharma customers, state and federal grant programs; biomarker testing from bio-pharma customers and, from; diagnostic product sales.

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

For the year ended December 31, 2021, service revenue represented 90% of our consolidated revenues and other revenues represented 10%.  For the year ended December 31, 2020, service revenue represented 96% of our consolidated revenues and other revenues represented 4%.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. The Company adopted this guidance on January 1, 2021. The adoption of this standard was not material to our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In July 2021, the FASB issued ASU 2021-05, Lease (Topic 842), “Lessors - Certain Leases with Variable Lease Payments”. This guidance amends the lease classification accounting for lessors for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or direct financing lease. Under the new guidance, these leases will be classified as an operating lease. The amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity.  This ASU becomes effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods beginning after December 15, 2021. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Precipio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precipio, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 , and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the estimation for collections over diagnostic testing for which revenue is recognized.

Description of Matter

As described in Note 2 to the financial statements, the Company records its service revenues from diagnostic testing net of contractual and collection allowances that are estimated based on historical trends and anticipated reimbursement from third party payers. As of December 31, 2021, the Company recognized gross revenue of approximately $17.6 million along with contractual allowances of approximately $8.9 million. The net revenue figure of approximately $8.7 million is recorded as net sales on the consolidated statements of operations.

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

How We Addressed the Matter

We obtained an understanding of the design of controls in place over the Company’s process to calculate the various allowances. Our audit procedures included the evaluation of significant inputs through the evaluation of the Company's retrospective analysis of allowances as compared to actual payments received, evaluation of estimates based on historical collections by payer, and performance of analytical procedures and sensitivity analyses over the Company’s significant inputs to assess the Company’s ability to accurately estimate the allowances. We also tested the underlying data used in management’s calculations for accuracy and completeness, which included detail testing of the service revenue.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Hartford, CT

March 30, 2022

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(Dollars in thousands, except share data)

	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$11,668	$2,656
Accounts receivable, net	697	874
Inventories	564	350
Other current assets	549	324
Total current assets	13,478	4,204

PROPERTY AND EQUIPMENT, NET	836	277

OTHER ASSETS:
Finance lease right-of-use assets, net	371	204
Operating lease right-of-use assets, net	858	306
Intangibles, net	14,717	15,667
Other assets	179	55
Total assets	$30,439	$20,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$26	$648
Current maturities of finance lease liabilities	222	48
Current maturities of operating lease liabilities	166	225
Accounts payable	1,863	1,693
Accrued expenses	1,918	2,036
Deferred revenue	18	6
Total current liabilities	4,213	4,656
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	160	362
Finance lease liabilities, less current maturities	159	116
Operating lease liabilities, less current maturities	697	92
Common stock warrant liabilities	606	1,325
Total liabilities	5,835	6,551
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at December 31, 2021 and December 31, 2020, 47 shares issued and outstanding at December 31, 2021 and December 31, 2020, liquidation preference of $186 at December 31, 2021	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2021 and December 31, 2020, 22,708,442 and 17,576,916 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	227	176
Additional paid-in capital	104,431	85,523
Accumulated deficit	(80,094)	(71,564)
Total Precipio, Inc. stockholders’ equity	24,564	14,135
Noncontrolling interest in joint venture	40	27
Total stockholders’ equity	24,604	14,162
Total liabilities and stockholders’ equity	$30,439	$20,713

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

(Dollars in thousands, except per share data)

	2021	2020
SALES:
Service revenue, net	$7,783	$7,211
Other revenue	914	220
Revenue, net of contractual allowances and adjustments	8,697	7,431
Adjustment for allowance for doubtful accounts	152	(1,339)
Net sales	8,849	6,092
COST OF SALES:
Cost of service revenue	5,496	4,842
Cost of other revenue	961	100
Total cost of sales	6,457	4,942
Gross profit	2,392	1,150
OPERATING EXPENSES:
Operating expenses	12,005	10,296
OPERATING LOSS	(9,613)	(9,146)
OTHER INCOME (EXPENSE):
Interest expense, net	(20)	(470)
Warrant revaluation	269	13
Gain on settlement of liability	53	77
Gain on forgiveness of Paycheck Protection Program loan	794	—
Loss on extinguishment of convertible notes	—	(1,225)
Other income	—	153
Total other income (expense)	1,096	(1,452)
LOSS BEFORE INCOME TAXES	(8,517)	(10,598)
INCOME TAX EXPENSE	—	—
NET LOSS	(8,517)	(10,598)

Less: Net income attributable to noncontrolling interest in joint venture	(13)	(27)
Deemed dividends related to beneficial conversion feature of preferred stock and fair value of warrant down round features	—	(3,344)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(8,530)	$(13,969)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.40)	$(0.85)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	21,098,197	16,477,074

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2020	47	$—	7,898,117	$79	$74,065	$(60,939)	$13,205	$—	$13,205
Net loss	—	—	—	—	—	(10,625)	(10,625)	27	(10,598)
Conversion of convertible notes into common stock	—	—	3,908,145	39	2,137	—	2,176	—	2,176
Issuance of common stock in connection with purchase agreements	—	—	5,770,654	58	8,871	—	8,929	—	8,929
Write-off beneficial conversion feature in conjunction with convertible note extinguishment	—	—	—	—	(523)	—	(523)	—	(523)
Write-off debt premiums (net of debt discounts) in conjunction with convertible note conversions	—	—	—	—	270	—	270	—	270
Non-cash stock-based compensation	—	—	—	—	703	—	703	—	703
Balance, December 31, 2020	47	$—	17,576,916	$176	$85,523	$(71,564)	$14,135	$27	$14,162
Net loss	—	—	—	—	—	(8,530)	(8,530)	13	(8,517)
Issuance of common stock in connection with purchase agreements	—	—	500,000	5	1,255	—	1,260	—	1,260
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	4,501,000	45	14,902	—	14,947	—	14,947
Proceeds upon issuance of common stock from exercise of warrants	—	—	74,000	1	399	—	400	—	400
Proceeds upon issuance of common stock from exercise of stock options	—	—	1,379	—	3	—	3	—	3
Write-off warrant liability in conjunction with warrant exercises	—	—	—	—	320	—	320	—	320
Issuance of common stock for consulting services	—	—	55,147	—	150	—	150	—	150
Non-cash stock-based compensation	—	—	—	—	1,879	—	1,879	—	1,879
Balance, December 31, 2021	47	$—	22,708,442	$227	$104,431	$(80,094)	$24,564	$40	$24,604

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,517)	$(10,598)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,131	1,093
Amortization of operating lease right-of-use asset	219	213
Amortization of finance lease right-of-use asset	94	50
Amortization of deferred financing costs, debt discounts and debt premiums	3	320
Gain on forgiveness of debt	(794)	—
Gain on settlement of liability	(53)	(77)
Loss on extinguishment of convertible notes	—	1,225
Stock-based compensation	1,879	703
Value of stock issued in payment of services	150	—
Provision for losses on doubtful accounts	(150)	1,339
Warrant revaluation	(269)	(13)
Derecognition of finance lease right-of-use asset	125	—
Gain from sale of fixed asset	—	(55)
Changes in operating assets and liabilities:
Accounts receivable	327	(1,639)
Inventories	(214)	(166)
Other assets	(349)	(59)
Accounts payable	112	(243)
Operating lease liabilities	(225)	(209)
Accrued expenses and other liabilities	(46)	682
Net cash used in operating activities	(6,577)	(7,434)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(682)	(151)
Proceeds from sale of fixed asset	—	55
Net cash used in investing activities	(682)	(96)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(130)	(56)
Deposits on finance lease right-of-use assets	(39)	—
Issuance of common stock, net of issuance costs	16,207	8,929
Proceeds from exercise of warrants	400	—
Proceeds from exercise of stock options	3	—
Proceeds from PPP Loan	—	787
Principal payments on long-term debt	(40)	(322)
Payments on common stock warrant liabilities	(130)	—
Net cash flows provided by financing activities	16,271	9,338
NET CHANGE IN CASH	9,012	1,808
CASH AT BEGINNING OF PERIOD	2,656	848
CASH AT END OF PERIOD	$11,668	$2,656

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the Years Ended December 31, 2021 and 2020

(Dollars in thousands)

	Year Ended December 31,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$34	$20

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	58	—
Equipment financed through finance lease obligations	—	22
Conversion of convertible debt, plus interest, into common stock	—	2,176
Prepaid insurance financed with loan	—	23
Write-off of beneficial conversion feature in conjunction with convertible note extinguishment	—	523
Operating lease right-of-use assets obtained in exchange for operating lease obligations	771	—
Finance lease right-of-use assets obtained in exchange for finance lease obligations	347	29
Write-off warrant liability in conjunction with warrant exercises	320	—
Write-off of (debt premiums) debt discounts, net, in conjunction with convertible note conversions	—	(270)

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio is a healthcare solutions company focused on cancer diagnostics.  The Company’s business mission is to address the pervasive problem of cancer misdiagnoses by developing solutions to mitigate the root causes of this problem in the form of diagnostic products, reagents and services.  Misdiagnoses originate from aged commercial diagnostic cancer testing technologies, lack of subspecialized expertise, and sub-optimal laboratory processes that are needed in today’s diagnostic cancer testing in order to provide accurate, rapid, and resource-effective results to treat patients.  Industry studies estimate 1 in 5 blood-cancer patients are misdiagnosed. As cancer diagnostic testing has evolved from cellular to molecular (genes and exons), laboratory testing has become extremely complex, requiring even greater diagnostic precision, attention to process and a more appropriate evaluation of the abundance of genetic data to effectively gather, consider, analyze and present information for the physician for patient treatment.  Precipio sees cancer diagnostics as requiring a holistic approach to improve diagnostic data for improved interpretations with the intent to reduce misdiagnoses. By delivering diagnostic products, reagents and services that improve the accuracy and efficiency of diagnostics, leading to fewer misdiagnoses, we believe patient outcomes can be improved through the selection of appropriate therapeutic options.  Furthermore, we believe that better patient outcomes will have a positive impact on healthcare expenses as misdiagnoses are reduced.  Better Diagnostic Results – Better Patient Outcome – Lower Healthcare Expenditures.

To deliver its strategy, the Company has structured its organization in order to drive development of diagnostic products.  Laboratory and R&D facilities located in New Haven, Connecticut and Omaha, Nebraska house development teams that collaborate on new products and services.  The Company operates CLIA laboratories in both the New Haven, Connecticut and Omaha, Nebraska locations providing essential blood cancer diagnostics to office-based oncologists in many states nationwide.  To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratory to support R&D beta-testing of the products we develop, in a clinical environment.

Our operating structure promotes the harnessing of our proprietary technology and genetic diagnostic expertise to bring to market the Company’s robust pipeline of innovative solutions designed to address the root causes of misdiagnoses.

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

Going Concern.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of December 31, 2021, the Company had a net loss of $8.5 million, working capital of $9.3 million and net cash used in operating activities of $6.6 million. The Company’s ability to continue as a going concern, for the next twelve months from the date of issuance of these consolidated financial statements in this Annual Report on Form 10-K, is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”). The Company is limited in the number of shares it can sell in the ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP Sales Agreement. The offer and sales of our shares of Common Stock to or through AGP, will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2020, for an aggregate offering price of up to $50.0 million. From April 2, 2021 through the date the consolidated financial statements were issued, we have already received approximately $15.4 million in gross proceeds through the AGP Sales Agreement from the sale of 4,501,000 shares of common stock, leaving the Company an additional $6.6 million available for future sales pursuant to the AGP Sales Agreement.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these consolidated financial statements were issued. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern over the next twelve months from the date of issuance of this Annual Report Form 10-K. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern as a result of the outcome of this uncertainty.

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

Use of Estimates.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The most significant estimates and assumptions with regard to these consolidated financial statements relate to the allowance for doubtful accounts, assumptions used within the fair value of debt and equity transactions and contractual allowances. These assumptions require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these consolidated financial statements.

Reclassifications.

Certain prior period amounts of property and equipment, net and operating lease right-of-use (“ROU”) assets have been reclassified to finance lease right-of-use assets to conform to the current period presentation. These reclassifications had no effect on previously reported net earnings or total assets. As of December 31, 2020, the amounts reclassified to finance lease right-of-use assets were $0.2 million of property and equipment, net and less than $0.1 million of operating lease right-of-use assets

Risks and Uncertainties.

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

Other Current Assets.

Other current assets of $0.5 million as of December 31, 2021 include prepaid insurance of approximately $0.3 million and prepaid and other assets of $0.2 million. Other current assets of $0.3 million as of December 31, 2020 include prepaid insurance of $0.3 million and prepaid assets and other receivables of less than $0.1 million.

Concentrations of Risk.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed Federal Deposit Insurance Corporation insured limits of up to $250,000 per depositor per financial institution. We have not experienced any losses on such accounts as of December 31, 2021.

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

Inventories.

Inventories consist of laboratory supplies and are valued at cost (determined on an average cost basis, which approximates the first-in, first-out method) or net realizable value, whichever is lower. We evaluate inventory for items that are slow moving or obsolete and record an appropriate reserve for obsolescence if needed. We have an allowance for slow moving or obsolete inventory of less than $0.1 million and zero at December 31, 2021 and 2020, respectively.

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

Intangible Assets.

We review our amortizable long-lived assets for impairment annually or whenever events indicate that the carrying amount of the asset (group) may not be recoverable. An impairment loss may be needed if the sum of the future undiscounted cash flows is less than the carrying amount of the asset (group). The amount of the loss would be determined by comparing the fair value of the asset to the carrying amount of the asset (group). There were no impairment charges on our amortizable long-lived assets during the years ended December 31, 2021 and 2020.

Debt Issuance Costs, Debt Discounts and Debt Premiums.

Debt issuance costs, debt discounts and debt premiums are being amortized or accreted over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt and premiums are presented as an increase to the related debt in the accompanying balance sheets. The amortization amount recorded was expense, net of income, of less than $0.1 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. Debt discounts and debt premiums are amortized or accreted to interest expense and interest income on the consolidated statements of operations, respectively. See Note 5 – Long Term Debt and Note 6 – Convertible Notes for further discussion.

Stock-Based Compensation.

All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Unvested awards as of December 31, 2021 had vesting periods of up to four years from the date of grant. At December 31, 2021 and 2020, zero and 53,334 unvested awards outstanding are subject to performance vesting conditions, respectively. No awards outstanding at December 31, 2021 and 2020, respectively, are subject to market-based vesting.

Net Sales Recognition.

Revenue recognition occurs when a customer obtains control of the promised goods and service. Revenue assigned to the goods and services reflects the consideration which the Company expects to receive in exchange for those goods and services.

The Company derives its revenues from diagnostic testing - histology, flow cytometry, cytology and molecular testing; clinical research from bio-pharma customers, state and federal grant programs; biomarker testing from bio-pharma customers and from other product sales including revenues from equipment leases and reagent sales associated with our HSRR program. All sources of revenue are recorded net of accruals for estimated chargebacks, rebates, cash discounts, other allowances, and returns. Due to differences in the substance of these revenue types, the transactions require, and the Company utilizes, different revenue recognition policies for each. See more detailed information on revenue in Note 14 – Sales Service Revenue, Net And Accounts Receivable.

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

Taxes collected from customers and remitted to government agencies for specific net sales producing transactions are recorded net with no effect on the statements of operations.

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

Presentation of Insurance Claims and Related Insurance Recoveries.

The Company accounts for its insurance claims and related insurance recoveries at their gross values as standards for health care entities do not allow the Company to net insurance recoveries against the related claim liabilities. There were no insurance claims or insurance recoveries recorded during the years ended December 31, 2021 and 2020.

Advertising Costs.

Advertising costs are expensed as incurred and are included in operating expenses on the consolidated statements of operations.  Advertising costs charged to operations totaled approximately $0.1 million in 2021 and 2020, respectively.

Research and Development Costs.

All costs associated with internal research and development are expensed as incurred. These costs include salaries and employee related expenses, operating supplies and facility-related expenses. Research and development costs charged to operations totaled $1.3 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively.

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

A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2021 and 2020, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of, or changes in tax laws, regulations and interpretations thereof as well as other factors. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the accompanying consolidated statements of operations, of which there was none for the years ended December 31, 2021 and 2020.

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

(dollars in thousands)	December 31, 2021	December 31, 2020
Assets:
Accounts receivable, net	$180	$538
Total assets	$180	$538
Liabilities:
Accrued expenses	$36	$27
Total liabilities	$36	$27
Noncontrolling interest in Joint Venture	$40	$27
Total stockholders' equity	$79	$53

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 3,584,688 and 1,846,989 shares of our common stock have been excluded from the computation of diluted loss per share at December 31, 2021 and 2020, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	December 31,
	2021	2020
Stock options	2,635,287	822,992
Warrants	831,901	906,497
Preferred stock	117,500	117,500
Total	3,584,688	1,846,989

Recently Adopted Accounting Pronouncements.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. The Company adopted this guidance on January 1, 2021. The adoption of this standard was not material to our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted.

In July 2021, the FASB issued ASU 2021-05, Lease (Topic 842), “Lessors - Certain Leases with Variable Lease Payments”. This guidance amends the lease classification accounting for lessors for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or direct financing lease. Under the new guidance, these leases will be classified as an operating lease. The amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity.  This ASU becomes effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company is currently evaluating the impact that this ASU will have on its consolidated financial statements and related disclosures.

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

3. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2021 and 2020 is as follows:

	2021	2020
Furniture and fixtures	$12	$12
Laboratory equipment	794	330
Computer equipment and software	725	533
Construction in process	138	53
	1,669	928
Less—accumulated depreciation and amortization	(833)	(651)
Total	$836	$277

Depreciation expense was approximately $0.2 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

4. INTANGIBLES

Intangible assets consist of the following:

	Dollars in Thousands
	December 31, 2021
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$4,273	$14,717
	$18,990	$4,273	$14,717

	Dollars in Thousands
	December 31, 2020
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$3,323	$15,667
	$18,990	$3,323	$15,667

Estimated Useful Life
Technology	20	years

Amortization expense for intangible assets was $1.0 million during the years ended December 31, 2021 and 2020. Amortization expense for intangible assets is expected to be $0.9 million for each of the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	December 31, 2021	December 31, 2020
Department of Economic and Community Development (DECD)	$205	$233
DECD debt issuance costs	(19)	(22)
Financed insurance loan	—	12
Paycheck Protection Program	—	787
Total long-term debt	186	1,010
Current portion of long-term debt	(26)	(648)
Long-term debt, net of current maturities	$160	$362

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

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $3,000 and $2,000 for the years ended December 31, 2021 and 2020, respectively. Net debt issuance costs were approximately $19,000 and $22,000 at December 31, 2021 and 2020, respectively, and are presented as a reduction of the related debt in the accompanying consolidated balance sheets. Amortization for each of the next five years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”).  In July 2019, the Company financed $0.4 million with a 5.0% interest rate and made monthly payments through May of 2020.  In July 2020, the Company financed less than $0.1 million with a 5.0% interest rate and made monthly payments through May 2021. As of December 31, 2021 and 2020, the Financed Insurance Loan outstanding balance of zero and less than $0.1 million, respectively, was included in current maturities of long-term debt in the Company’s consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

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

On February 11, 2021, the Company filed its application for loan forgiveness with Webster Bank and was subsequently notified by Webster Bank that effective March 24, 2021 the PPP Loan, plus accrued interest, was considered fully forgiven. As a result, the Company recorded a gain on forgiveness of debt of $0.8 million in the consolidated statements of operations for the year ended December 31, 2021.

The aggregate future maturities required on gross long-term debt at December 31, 2021 are as follows:

	2022	2023	2024	2025	2026	2027 and thereafter	Total
DECD loan	$29	$30	$31	$32	$33	$50	$205

6. CONVERTIBLE NOTES.

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

During the year ended December 31, 2020, $2.2 million of Bridge Notes, plus interest, were converted into 3,908,145 shares of common stock of the Company.

During the year ended December 31, 2020, the change in Bridge Note debt discounts and debt premiums was as follows:

(Dollars in thousands)	For the Year Ended December 31,
	2020
	Debt Discounts	Debt Premiums
Beginning balance at January 1	$(1,796)	$—
Additions:	—	793
Deductions:
Amortization (accretion) (1)	703	(385)
Write-off related to note conversions (2)	138	(408)
Write-off related to note extinguishment (3)	955	—
Balance at December 31	$—	$—
(1)	Amortization/accretion is recognized as interest expense/income within the consolidated statements of operations based on the effective interest method.
(2)	Write-offs associated with note conversions are recognized as an offset to additional paid-in capital at the time of the conversion.
(3)	Write-offs associated with note extinguishment are recognized as a loss and included in loss on extinguishment of convertible notes in the consolidated statements of operations.

There were zero convertible notes outstanding at December 31, 2021 and 2020, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

Accrued expenses at December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Accrued expenses	$1,033	$906
Accrued compensation	718	685
Accrued franchise, property and sales and use taxes	148	426
Accrued interest	19	19
	$1,918	$2,036

The Company recorded certain settlement reductions in accrued expenses and accounts payable as gains which are included in gain on settlement of liability, net in the consolidated statements of operations. During each of the years ended December 31, 2021 and 2020, approximately $0.1 million, respectively, was recorded as a gain.

8. LEASES

The Company leases administrative facilities and laboratory equipment through operating lease agreements. In addition we rent various equipment used in our diagnostic lab and in our administrative offices through finance lease arrangements.  Our operating leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew, from 1 to 5 years or more. The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right-of-use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.  As our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The primary leases we enter into with initial terms of 12 months or less are for equipment. On November 29, 2021, we extended the lease term for our office facility in New Haven, Connecticut by modifying the expiration date from December 31, 2021 to December 31, 2026. As a result of this lease extension agreement, we recognized an additional operating lease ROU asset and corresponding operating lease liability of $0.8 million which equals the present value of the remaining payments due under the lease extension.

The Company also recognizes ROU assets from finance leases in connection with its HSRR program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the consolidated statements of operations. Derecognized finance lease ROU assets for the years ended December 31, 2021 and 2020 were $0.1 million and zero, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.2 million and less than $0.1 million as of December 31, 2021 and 2020, respectively, and is included in other current assets and other assets in our consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	December 31, 2021	December 31, 2020 (1)
Assets:
Operating lease right-of-use assets, net	$858	$306
Finance lease right-of-use assets, net (2)	371	204
Total lease assets	$1,229	$510

Liabilities:
Current:
Current maturities of operating lease liabilities	$166	$225
Current maturities of finance lease liabilities	222	48
Noncurrent:
Operating lease liabilities, less current maturities	697	92
Finance lease liabilities, less current maturities	159	116
Total lease liabilities	$1,244	$481

(1)As of December 31, 2020, $175 of property and equipment, net and $29 of operating lease right-of-use assets were reclassified to finance lease right-of-use assets to conform to the current period presentation.
(2)As of December 31, 2021 and 2020, finance lease right-of-use assets included $61 and $29, respectively, of assets related to finance leases associated with the HSRR program.

As of December 31, 2021, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
2022	$227	$176	$403
2023	218	101	319
2024	204	80	284
2025	191	65	256
2026	195	26	221
Thereafter	—	—	—
Total lease obligations	1,035	448	1,483
Less: Amount representing interest	(172)	(67)	(239)
Present value of net minimum lease obligations	863	381	1,244
Less, current portion	(166)	(222)	(388)
Long term portion	$697	$159	$856

Other information as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	4.7	1.9
Finance leases	3.1	3.6
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	10.03%	8.28%

During the years ended December 31, 2021 and 2020, operating cash flows from operating leases was $0.2 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was $0.8 million and zero, respectively.

Operating Lease Costs

Operating lease costs were $0.3 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the consolidated statements of operations for the years ended December 31, 2021 and 2020. The balances within these accounts are less than $0.1 million, respectively.

9. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2025. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are as follows:

Years ending December 31,	(dollars in thousands)
2022	$1,046
2023	218
2024	170
2025	50
2026	—
Thereafter	—
$1,484

LITIGATIONS

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheets at December 31, 2021 and 2020.

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

10. INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate primarily to its net operating loss carryforwards, allowance for doubtful accounts and stock-based compensation, offset by property and equipment and intangible assets. The Company has recorded a full valuation allowance to offset the net deferred tax assets, as it is more likely than not that the Company will not realize future benefits associated with these net deferred tax assets at December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company had net deferred tax assets of $15.2 million and $13.5 million, respectively, against which a full valuation allowance has been recorded. The increase in the valuation allowance for the years ended December 31, 2021 and 2020 is $1.7 million and $2.8 million, respectively, resulting from additional net operating losses generated in the year. The deferred tax liabilities associated with the book versus tax basis difference of intangible assets are the result of an asset step-up pursuant to a June 2017 merger transaction (the “Merger”). Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 are as follows:

	Dollars in Thousands
	2021	2020
Deferred tax assets:
Net operating loss and credit carryforwards	$17,604	$15,941
Allowance for doubtful accounts	403	986
Stock-based compensation	915	461
Other	127	39
Gross deferred tax assets	19,049	17,427
Deferred tax liabilities:
Property and equipment	(257)	(94)
Intangible assets	(3,589)	(3,849)
Other	(18)	—
Gross deferred tax liabilities	(3,864)	(3,943)
Net deferred tax assets	15,185	13,484
Less valuation allowance	(15,185)	(13,484)
Net deferred liability	$—	$—

The Company’s provision for income taxes for the years ended December 31, 2021 and December 31, 2020 relates to income taxes in states and other jurisdictions and differs from the amounts determined by applying the statutory federal income tax rate to the loss before income taxes for the following reasons:

	Dollars in Thousands
	2021	2020
Benefit at federal rate	$(1,788)	$(2,231)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(289)	(379)
Miscellaneous permanent differences	62	48
Warrant liability revaluation	(97)	(3)
Meals and entertainment	19	18
PPP Loan forgiven	(192)	—
Income taxed to owners on Non-Controlling Interest (NCI)	(3)	—
Change in valuation allowance	2,288	2,547
Total income tax benefit	$—	$—

The income tax expense consists of the following for the years ended December 31, 2021 and 2020.

Dollars in Thousands
	2021	2020
Federal:
Current	$—	$—
Deferred	—	—
Total Federal	$—	$—
State:
Current	$—	$—
Deferred	—	—
Total State	$—	$—
Foreign:
Current	$—	$—
Deferred	—	—
Total Foreign	$—	$—
Total Tax Provision	$—	$—

The Company had available gross federal net operating loss (“NOL”) carryforwards of approximately $73 million, and state NOL carryforwards of $2 million as of December 31, 2021. Beginning in 2018, under the TCJ Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year. Included in the total NOLs for 2021 are $45 million of federal losses that fall under these new rules. For state NOL expiration dates, it varies from 2021 to unlimited. Section 382 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company reduced its tax attributes (NOLs and tax credits) and generated a limitation on utilization of such attributes resulting from the Merger.

At December 31, 2021, and as a result of the limitations under Section 382 of the Internal Revenue Code, the Company had a total of unused federal tax net operating loss carryforwards with expiration dates as follows:

Dollars in
Thousands
2021
2036	$14,277
2037	13,641
Unlimited life	44,595
Total Federal	$72,513

The Company has adopted guidance on accounting for uncertainty in income taxes which clarified the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. There are no material uncertain tax positions that would require recognition in the financial statements. The Company is obligated to file income tax returns in the U.S. federal jurisdiction and various U.S. states. Since the Company had losses in the past, all prior years that generated NOLs are open and subject to audit examination in relation to the NOL generated from those years. Currently, there is an IRS exam in progress for 2019, which resulted in a change to the NOL carryforward. Our evaluation of uncertain tax positions was performed for the tax years open to examination.

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

During the year ended December 31, 2021, the Company issued 74,000 shares of its common stock in connection with the exercise of 74,000 warrants. The warrant exercises resulted in net cash proceeds to the Company of approximately $0.4 million during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company issued 55,147 shares of its common stock in connection with consulting services of approximately $0.2 million.

During the year ended December 31 2021, the Company issued 1,379 shares of its common stock in connection with the exercise of 1,379 stock options. The stock option exercises resulted in net cash proceeds to the Company of $3,000 for the year ended December 31, 2021.

During the year ended December 31, 2020, the Company issued 3,980,145 shares of its common stock in connection with the conversion of convertible notes, plus interest, totaling $2.2 million. See Note 6 – Convertible Notes.

LP Purchase Agreement

On September 7, 2018, the Company entered into a purchase agreement (the “LP Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $10,000,000 of common stock of the Company (subject to certain limitations) from time to time over the term of the LP Purchase Agreement.

During the year ended December 31, 2020, the Company received $1.4 million from the sale of 1,040,654 shares of common stock to Lincoln Park under the LP Purchase Agreement. The LP Purchase Agreement terminated during our second fiscal quarter of 2020.

LP 2020 Purchase Agreement

On March 26, 2020, the Company entered into a purchase agreement (the “LP 2020 Purchase Agreement”) and a registration rights agreement (the “LP 2020 Registration Rights Agreement”) with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 24 month term of the LP 2020 Purchase Agreement. Pursuant to the terms of the LP 2020 Purchase Agreement, on the agreement date, the Company issued 250,000 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock of the Company under the LP Purchase Agreement (the “LP 2020 Commitment Shares”). Pursuant to the terms of the LP 2020 Registration Rights Agreement, on March 27, 2020, as amended on April 8, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, 1,770,000 shares of common stock, which included the LP 2020 Commitment Shares. The Form S-1 was declared effective by the SEC on April 13, 2020. As of June 22, 2020, all shares registered under this S-1 had been sold and/or issued to Lincoln Park. On June 26, 2020, the Company filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, an additional 4,500,000 shares of common stock that could have been issued to Lincoln Park under the LP 2020 Purchase Agreement. The Form S-1 was amended on July 7, 2020 and declared effective by the SEC on July 7, 2020. During the years ended December 31, 2021 and 2020, 500,000 and 2,960,000 shares registered under this S-1 had been sold and/or issued to Lincoln Park.

As of the date of issuance of this Annual Report on Form 10-K, we have received an aggregate of $8.8 million from the sale of common stock to Lincoln Park under the LP 2020 Purchase Agreement, including approximately $1.3 million and $7.5 million from the sale of 500,000 and 4,480,000 shares of common stock during the years ended December 31, 2021 and 2020, respectively. The Company terminated the LP 2020 Purchase Agreement effective June 14, 2021.

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

During the year ended December 31, 2021, we received net proceeds of approximately $14.9 million from the sale of 4,501,000 shares of common stock through AGP. There were no sales of common stock through AGP from January 1, 2022 through the date of this Annual Report on Form 10-K.

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

There were no conversions of Series B Preferred Stock during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding. Based on the stated value of $1,000 per share and a conversion price of $0.40 per share, the outstanding shares of Series B Preferred Stock at December 31, 2021 were convertible into 117,500 shares of common stock.

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

Common Stock Warrants

The following represents a summary of the warrants outstanding as of December 31, 2021:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2017	June 2022	2,540	$41.25
(1)	2017	June 2022	500	$7.50
(2)	2017	June 2022	6,095	$105.00
(3)	2017	August 2022	25,201	$0.40
(4)	2017	August 2022	4,000	$46.88
(5)	2017	August 2022	47,995	$150.00
(5)	2017	August 2022	9,101	$7.50
(6)	2017	August 2022	16,664	$0.40
(6)	2017	August 2022	7,335	$0.40
(7)	2017	October 2022	666	$0.40
(8)	2018	October 2022	7,207	$112.50
(9)	2018	April 2023	69,964	$5.40
(9)	2018	April 2023	78,414	$5.40
(10)	2018	October 2022	15,466	$11.25
(11)	2018	July 2023	14,671	$5.40
(11)	2018	July 2023	14,672	$5.40
(11)	2018	August 2023	20,903	$5.40
(11)	2018	August 2023	20,903	$5.40
(11)	2018	September 2023	19,816	$5.40
(11)	2018	September 2023	20,903	$5.40
(12)	2018	November 2023	75,788	$5.40
(12)	2018	December 2023	51,282	$5.40
(13)	2019	April 2024	147,472	$5.40
(14)	2019	May 2024	154,343	$9.56
			831,901
(1)	These warrants were issued in connection with the Merger.
(2)	These warrants were issued in connection with the Merger.
(3)	These warrants were issued in connection with an underwritten public offering completed on August 28, 2017 (the “August 2017 Offering”) and are the August 2017 Offering Warrants discussed below.
(4)	These warrants were issued in connection with the August 2017 Offering.
(5)	These warrants were issued in connection with the conversion of our Series A Senior stock, at the time of the closing of the August 2017 Offering.

(6)	These warrants were issued in connection with the conversion of convertible bridge notes, at the time of the closing of the August 2017 Offering, and are the Note Conversion Warrants discussed below.
(7)	These warrants were issued in connection with a waiver of default the Company received in the fourth quarter of 2017 in connection with certain convertible promissory notes and are the Convertible Promissory Note Warrants discussed below.
(8)	These warrants were issued in connection with the Debt Obligation settlement agreements and are the Creditor Warrants discussed below.
(9)	These warrants were issued in connection with the 2018 Note Agreement and are the April 2018 Warrants discussed below.
(10)	These warrants were issued in connection with the 2018 Note Agreement and are the Advisor Warrants discussed below.
(11)	These warrants were issued in connection with the 2018 Note Agreement and are the Q3 2018 Warrants discussed below.
(12)	These warrants were issued in connection with the 2018 Note Agreement, and subsequent Amendment Agreement, and are the Q4 2018 Warrants discussed below.
(13)	These warrants were issued in connection with the 2018 Note Agreement and subsequent Amendment No. 2 Agreement and are the April 2019 Warrants discussed below.
(14)	These warrants were issued in connection with the May 2019 Bridge Notes and are the May 2019 Warrants discussed below.

During the years ended December 31, 2021 and 2020, 239 and 2,692 warrants expired. These warrants had been issued in connection with transactions which were completed between October 2014 and January 2016.

During the year ended December 31, 2021, 357 warrants were settled for cash of approximately $0.1 million. For further discussion, see the 2016 Warrant Liability in Note 12 – Fair Value.

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

Creditor Warrants

In the fourth quarter of 2017, the Company entered into Settlement Agreements with the Creditors pursuant to which the Company agreed to issue, to certain of its Creditors, warrants to purchase 7,207 shares of the Company’s common stock at an exercise price of $112.50 per share (the “Creditor Warrants”). The Creditor Warrants were issued in February 2018.

April 2018 Warrants

In connection with the issuance of Bridge Notes in April 2018, the Company issued 243,224 warrants with an exercise price of $11.25 at time of issuance. At issuance, half of these April 2018 Warrants had a five-year term and half had a one-year term. In April 2019, as a result of the Amendment No.2 Agreement, the exercise price of the April 2018 Warrants was adjusted to $5.40 per share and all April 2018 Warrants that had a one-year term were amended to have a five-year term.

During the year ended December 31, 2021, 43,138 April 2018 Warrants were exercised for proceeds to the Company of approximately $0.2 million and the intrinsic value of the April 2018 Warrants exercised was less than $0.1 million.

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

There were 30,862 Q3 2018 Warrants exercised during the year ended December 31, 2021 for proceeds to the Company of approximately $0.2 million and the intrinsic value of the Q3 2018 Warrants exercised was less than $0.1 million.

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

May 2019 Warrants

In connection with the issuance of the May 2019 Bridge Notes, the Company issued 154,343 warrants with an exercise price of $9.56 per share and a five-year term.

Deemed Dividends

As discussed above, certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share.

There were no deemed dividends recorded in 2021. The following represents a summary of the dividends recorded for the year ended December 31, 2020:

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

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants were settled for cash of approximately $0.1 million in January 2021. The balance of the 2016 Warrant Liability was zero as of December 31, 2021.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of December 31, 2021, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 2.4 years; annual volatility of 61% to 199%; and risk free rate of 0.06% to 0.73%. As of December 31, 2020, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 1.3 to 3.4 years; annual volatility of 162% to 201%; and risk free rate of 0.10% to 0.17%.

During the year ended December 31, 2021, the Company wrote-off $0.3 million of the Bridge Note Warrant Liability in connection with the exercise of 74,000 warrants.

During the years ended December 31, 2021 and 2020, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Year Ended December 31, 2021
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$130	$1,195	$1,325
Total losses:
Revaluation recognized in earnings	–	(269)	(269)
Deductions – warrant exercises and write-offs	(130)	(320)	(450)
Balance at December 31	$–	$606	$606

	Year Ended December 31, 2020
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$70	$1,268	$1,338
Total losses:
Revaluation recognized in earnings	60	(73)	(13)
Balance at December 31	$130	$1,195	$1,325

13. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan") which will expire on June 5, 2027.  The shares authorized for issuance under the 2017 Plan were 2,717,431 at December 31, 2021 of which 80,845 were available for future grant. The shares authorized under the 2017 Plan were increased by 925,000 shares by stockholder vote on June 18, 2021 and are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the year ended December 31, 2021, the shares authorized for issuance increased by 1,803,845 shares.

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

During the year ended December 31, 2021, the Company granted stock options to purchase up to 1,907,347 shares of common stock at a weighted average exercise price of $2.89. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $2.77. The fair value calculation of options granted during 2021 used the follow assumptions: risk free interest rates of 0.50% to 1.02%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 162% to 167% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the year ended December 31, 2021:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2021	822,992	$4.46
Granted	1,907,347	2.89
Exercised	(1,379)	2.06
Forfeited	(93,673)	2.82
Outstanding at December 31, 2021	2,635,287	$3.38
Exercisable at December 31, 2021	755,610	$4.62

As of December 31, 2021, there were 2,057,726 options that were vested or expected to vest with an aggregate intrinsic value of less than $0.1 million and a remaining weighted average contractual life of 8.7 years.

During the year ended December 31, 2020, there were 433,550 options granted with a weighted average exercise price of $2.01 and 100,888 options forfeited with a weighted average exercise price of $12.64.

During the years ended December 31, 2021 and 2020, we recorded compensation expense for all stock awards of $1.9 million and $0.7 million, respectively, within operating expense in the accompanying statements of operations. As of December 31, 2021, the unrecognized compensation expense related to unvested stock awards was $4.8 million, which is expected to be recognized over a weighted-average period of 3.1 years.

14. SALES SERVICE REVENUE, NET AND ACCOUNTS RECEIVABLE

ASC Topic 606, “Revenue from contracts with customers”

The Company follows the guidance of ASC 606 for the recognition of revenue from contracts with customers to transfer goods and services. The Company performed a comprehensive review of its existing revenue arrangements following the five-step model:

Step 1: Identification of the contract with the customer.  Sub-steps include determining the customer in a contract, initial contract identification and determining if multiple contracts should be combined and accounted for as a single transaction.

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

Step 5: Satisfaction of performance obligations.  Sub-steps include ascertaining the point in time when an asset is transferred to the customer and when the customer obtains control of the asset upon which time the Company recognizes revenue.

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

Reagents and other diagnostic products

Control of reagents and other diagnostic products are transferred to the customer at a point in time and, as such, the Company recognizes these revenues at a point in time based on the delivery method. These revenues include revenues from reagent sets for our HSRR program, COVID-19 antibody tests and other product sales and are included in other revenue in our consolidated statements of operations.

Equipment leasing

The Company accounts for sales-type leases within the scope of ASC 842, Leases, as ASC 606 specifically excludes leases from its guidance. The sales-type leases result in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in leased asset.  Revenue from sales-type leases is recognized upfront on the commencement date of the lease, and is included in other revenue in our consolidated statements of operations. During the year ended December 31, 2021 and 2020, revenue from sales-type leases was $0.2 million and less than $0.1 million, respectively.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the years ended December 31, 2021 and 2020 was as follows:

	For the Year Ended December 31,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$43	$53	$—	$—	$43	$53
Medicare	3,838	2,882	—	—	3,838	2,882
Self-pay	234	408	—	—	234	408
Third party payers	3,612	3,442	—	—	3,612	3,442
Contract diagnostics	—	—	56	426	56	426
Service revenue, net	$7,727	$6,785	$56	$426	$7,783	$7,211

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer.  As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. As of December 31, 2021 and 2020, the deferred revenue was $18,000 and $6,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2021	2020	2021	2020	2021	2020
Medicaid	$43	$53	$—	$—	$43	$53
Medicare	3,838	2,882	—	—	3,838	2,882
Self-pay	234	411	—	(3)	234	408
Third party payers	12,597	11,891	(8,985)	(8,449)	3,612	3,442
Contract diagnostics	56	426	—	—	56	426
	16,768	15,663	(8,985)	(8,452)	7,783	7,211
Other	914	220	—	—	914	220
	$17,682	$15,883	$(8,985)	$(8,452)	$8,697	$7,431

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales.  The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount.  Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts.  The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues.  The following table presents our reported revenues net of the collection allowance and adjustments for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2021	2020	2021	2020	2021	2020
Medicaid	$43	$53	$(5)	$(53)	$38	$—
Medicare	3,838	2,882	(58)	(387)	3,780	2,495
Self-pay	234	408	—	—	234	408
Third party payers	3,612	3,442	215	(899)	3,827	2,543
Contract diagnostics	56	426	—	—	56	426
	7,783	7,211	152	(1,339)	7,935	5,872
Other	914	220	—	—	914	220
	$8,697	$7,431	$152	$(1,339)	$8,849	$6,092

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

The following summarizes the mix of receivables as of December 31, 2021 and 2020:

(dollars in thousands)	December 31, 2021	December 31, 2020
Medicaid	$45	$131
Medicare	727	1,054
Self-pay	139	276
Third party payers	2,111	3,373
Contract diagnostic services and other	159	53
	$3,181	$4,887
Less allowance for doubtful accounts	(2,484)	(4,013)
Accounts receivable, net	$697	$874

The following table presents the roll-forward of the allowance for doubtful accounts for the year ended December 31, 2021:

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2021		$(4,013)
Collection Allowance:
Medicaid	$(5)
Medicare	(58)
Third party payers	215
	152
Bad debt expense	$(2)
Total charges		150
Write-offs		1,379
Balance, December 31, 2021		$(2,484)

Customer Revenue and Accounts Receivable Concentration

Customer revenue and accounts receivable concentration amounted to the following for the identified periods.

	Net sales		Accounts receivable, as of
	Years Ended
	December 31,		December 31,	December 31,
	2021	2020	2021	2020

Customer A	*	*	21%	*
Customer B	*	*	12%	*

* represents less than 10%

15. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2021 through the date the consolidated financial statements were issued.  Outside of the items noted below, there are no other events to report other than what has been disclosed in the consolidated financial statements.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

On March 21, 2022, the Company announced the retirement of its Chief Financial Officer, Carl Iberger (age 69), effective immediately due to personal family reasons. Mr. Iberger did not advise the Company or the Board of Directors of any disagreement with the Company on any matter relating to its operations, policies or practices.

On March 21, 2022, the Company together with the Board of Directors of the Company promoted and appointed Matthew Gage (age 55) as the Company’s Interim Chief Financial Officer effective March 21, 2022.  Mr. Gage previously held the position of Director of Financial Reporting and Analysis with the Company.

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

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

(c)         Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a smaller reporting company, the Company is not required to include in this Annual Report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Item 9B. Other Information

None.

Item 9C. Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the 2022 Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2021. The information required by this item is incorporated herein by reference to the 2022 Proxy Statement. The information required by this item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Part I, “Item 1. Our Business” of this Annual Report on Form 10-K, and is also incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2021.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1            Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2021 and 2020.

Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2021 and 2020.

Consolidated Statements of Stockholders’ Equity of the Registrant and Subsidiary for the years ended December 31, 2021 and 2020.

Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2021 and 2020.

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

4.1	Form of Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000).
4.2	Form of Offering Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 23, 2017).
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 23, 2017).
4.4	Form of Conversion Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on August 23, 2017).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 6, 2017).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 13, 2017).
4.7	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.7 of the Company’s Form 10-K filed on March 27, 2020).
10.1	License Agreement between the Company and Dana-Farber Cancer Institute dated October 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 5, 2009).
10.2†	Amended and Restated 2017 Stock Option and Incentive Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2021).
10.3†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 28, 2017).
10.4†	Form of Non-Qualified Stock Option Agreement for Company Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 28, 2017).
10.5†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on June 28, 2017).
10.6	Form of New Bridge Warrant (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on June 30, 2017).
10.7	Form of Side Warrant (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on June 30, 2017).
10.8#

Amended and Restated Pathology Services Agreement, dated March 21, 2017, by and between the Company and Yale University (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on July 31, 2017).

10.9	Lease, dated July 11, 2017, by and between the Company and Science Park Development Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8K/A filed on July 31, 2017).
10.10	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 23, 2018).
10.11	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on December 3, 2018).
10.12	Form of Warrant to Purchase Common Stock relating to Amendment No. 2 Agreement (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K filed on April 16, 2019).
10.13	Form of Warrant to Purchase Common Stock dated May 14, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 16, 2019).
10.14†	Employment Agreement dated August 7, 2018 between the Company and Ilan Danieli (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K filed on August 9, 2018).
10.15†	Employment Agreement dated August 7, 2018 between the Company and Carl Iberger (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K filed on August 9, 2018).
10.16†	Employment Agreement dated August 7, 2018 between the Company and Ahmed Zaki Sabet (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 8-K filed on August 9, 2018).
10.17†	Employment Agreement dated August 7, 2018 between the Company and Ayman Mohamed (incorporated by reference to Exhibit 10.1(e) to the Company’s Form 8-K filed on August 9, 2018).
21.1	Subsidiaries of the Company.
23.1	Consent of Marcum LLP.
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2022.

Precipio, Inc.

By:	/s/ ILAN DANIELI
Ilan Danieli, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Danieli	Director and Chief Executive Officer	March 30, 2022
Ilan Danieli	(Principal Executive Officer)

/s/ Matthew Gage	Interim Chief Financial Officer	March 30, 2022
Matthew Gage	(Principal Financial and Accounting Officer)

/s/ Richard Sandberg	Chairman of the Board of Directors	March 30, 2022
Richard Sandberg

/s/ Kathleen LaPorte	Director	March 30, 2022
Kathleen LaPorte

/s/ Ronald Andrews	Director	March 30, 2022
Ronald Andrews

/s/ Douglas Fisher, M.D.	Director	March 30, 2022
Douglas Fisher, M.D.

/s/ Jeffrey Cossman, M.D.	Director	March 30, 2022
Jeffrey Cossman, M.D.

/s/ David Cohen	Director	March 30, 2022
David Cohen