Form 10-Q
period 2022-03-31
Precipio, Inc.
filed 2022-05-11
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Yes  ☒      No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒     No ◻

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

As of May 6, 2022, the number of shares of common stock outstanding was 22,708,708.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2022
	(unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$9,261	$11,668
Accounts receivable, net	1,154	697
Inventories	522	564
Other current assets	450	549
Total current assets	11,387	13,478

PROPERTY AND EQUIPMENT, NET	788	836

OTHER ASSETS:
Finance lease right-of-use assets, net	337	371
Operating lease right-of-use assets, net	812	858
Intangibles, net	14,480	14,717
Other assets	167	179
Total assets	$27,971	$30,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$26	$26
Current maturities of finance lease liabilities	195	222
Current maturities of operating lease liabilities	162	166
Accounts payable	2,318	1,863
Accrued expenses	1,673	1,918
Deferred revenue	21	18
Total current liabilities	4,395	4,213
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	154	160
Finance lease liabilities, less current maturities	130	159
Operating lease liabilities, less current maturities	656	697
Common stock warrant liabilities	384	606
Total liabilities	5,719	5,835
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at March 31, 2022 and December 31, 2021, 47 shares issued and outstanding at March 31, 2022 and December 31, 2021, liquidation preference of $159 at March 31, 2022	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2022 and December 31, 2021, 22,708,708 and 22,708,442 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	227	227
Additional paid-in capital	106,663	104,431
Accumulated deficit	(84,684)	(80,094)
Total Precipio, Inc. stockholders’ equity	22,206	24,564
Noncontrolling interest in joint venture	46	40
Total stockholders’ equity	22,252	24,604
Total liabilities and stockholders’ equity	$27,971	$30,439

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
SALES:
Service revenue, net	$2,005	$1,944
Other revenue	522	167
Revenue, net of contractual allowances and adjustments	2,527	2,111
Adjustment for allowance for doubtful accounts	(80)	(287)
Net sales	2,447	1,824
COST OF SALES:
Cost of service revenue	1,536	1,300
Cost of other revenue	208	56
Total cost of sales	1,744	1,356
Gross profit	703	468
OPERATING EXPENSES:
Operating expenses	5,512	2,605
OPERATING LOSS	(4,809)	(2,137)
OTHER INCOME (EXPENSE):
Interest income (expense), net	2	(7)
Warrant revaluation	222	(118)
Gain on settlement of liability	1	17
Gain on forgiveness of Paycheck Protection Program loan	–	794
Total other income	225	686
LOSS BEFORE INCOME TAXES	(4,584)	(1,451)
INCOME TAX EXPENSE	–	–
NET LOSS	(4,584)	(1,451)

Less: Net income attributable to noncontrolling interest in joint venture	(6)	(1)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(4,590)	$(1,452)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.20)	$(0.08)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	22,708,587	17,864,342

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2022	47	$—	22,708,442	$227	$104,431	$(80,094)	$24,564	$40	$24,604
Net loss	—	—	—	—	—	(4,590)	(4,590)	6	(4,584)
Proceeds upon issuance of common stock from exercise of warrants	—	—	266	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,232	—	2,232	—	2,232
Balance, March 31, 2022	47	$—	22,708,708	$227	$106,663	$(84,684)	$22,206	$46	$22,252

	For the Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2021	47	$—	17,576,916	$176	$85,523	$(71,564)	$14,135	$27	$14,162
Net loss	—	—	—	—	—	(1,452)	(1,452)	1	(1,451)
Issuance of common stock in connection with purchase agreements	—	—	500,000	5	1,255	—	1,260	—	1,260
Issuance of common stock for consulting services	—	—	55,147	—	150	—	150	—	150
Stock-based compensation	—	—	—	—	437	—	437	—	437
Balance, March 31, 2021	47	$—	18,132,063	$181	$87,365	$(73,016)	$14,530	$28	$14,558

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,584)	$(1,451)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	302	268
Amortization of operating lease right-of-use asset	46	53
Amortization of finance lease right-of-use asset	34	11
Amortization of deferred financing costs, debt discounts and debt premiums	1	2
Gain on forgiveness of debt	—	(794)
Gain on settlement of liability	(1)	(17)
Stock-based compensation	2,232	437
Value of stock issued in payment of services	—	150
Provision for losses on doubtful accounts	78	288
Warrant revaluation	(222)	118
Derecognition of finance lease right-of-use asset	—	29
Changes in operating assets and liabilities:
Accounts receivable	(535)	(39)
Inventories	42	(122)
Other assets	111	(177)
Accounts payable	448	194
Operating lease liabilities	(45)	(54)
Accrued expenses and other liabilities	(241)	(156)
Net cash used in operating activities	(2,334)	(1,260)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(185)
Net cash used in investing activities	(10)	(185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(56)	(12)
Deposits on finance lease right-of-use assets	—	(29)
Issuance of common stock, net of issuance costs	—	1,260
Principal payments on long-term debt	(7)	(14)
Payments on common stock warrant liabilities	—	(130)
Net cash flows (used in) provided by financing activities	(63)	1,075
NET CHANGE IN CASH	(2,407)	(370)
CASH AT BEGINNING OF PERIOD	11,668	2,656
CASH AT END OF PERIOD	$9,261	$2,286

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$9	$5

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	7	82
Finance lease right-of-use assets obtained in exchange for finance lease obligations	—	96

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

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

Joint Venture.

The Company has determined that it holds a variable interest in a joint venture formed in April 2020 (the “Joint Venture”) and is the primary beneficiary of the variable interest entity (“VIE”). See Note 2 - Summary of Significant Accounting Policies for further discussion regarding consolidation of variable interest entities.

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of March 31, 2022, the Company had a net loss of $4.6 million, an accumulated deficit of $84.7 million, working capital of $7.0 million and net cash used in operating activities of $2.3 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”). From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have already received approximately $15.4 million in gross proceeds through the AGP Sales Agreement from the sale of 4,501,000 shares of common stock, leaving the Company an additional $6.6 million available for future sales pursuant to the AGP Sales Agreement.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of March 31, 2022 and for the three  months ended March 31, 2022 and 2021, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2022.

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

Recently Adopted Accounting Pronouncements.

In July 2021, the FASB issued ASU 2021-05, Lease (Topic 842), “Lessors - Certain Leases with Variable Lease Payments”. This guidance amends the lease classification accounting for lessors for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or direct financing lease. Under the new guidance, these leases will be classified as an operating lease. The amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance on January 1, 2022. The adoption of this standard was not material to our condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity.  This ASU becomes effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted this guidance on January 1, 2022. The adoption of this standard was not material to our condensed consolidated financial statements.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 4,584,622 and 2,381,497 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2022 and 2021, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	March 31,
	2022	2021
Stock options	3,635,487	1,358,096
Warrants	831,635	905,901
Preferred stock	117,500	117,500
Total	4,584,622	2,381,497

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

(dollars in thousands)	March 31, 2022	December 31, 2021
Assets:
Accounts receivable, net	$239	$180
Total assets	$239	$180
Liabilities:
Accrued expenses	$33	$36
Total liabilities	$33	$36
Noncontrolling interest in Joint Venture	$46	$40
Total stockholders' equity	$91	$79

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	March 31, 2022	December 31, 2021
Department of Economic and Community Development (DECD)	$198	$205
DECD debt issuance costs	(18)	(19)
Total long-term debt	180	186
Current portion of long-term debt	(26)	(26)
Long-term debt, net of current maturities	$154	$160

Department of Economic and Community Development.

On January 8, 2018, the Company entered into an agreement with the Connecticut Department of Economic and Community Development (“DECD”) by which the Company received a loan of $300,000 secured by substantially all of the Company’s assets (the “DECD 2018 Loan”). The DECD 2018 Loan is a ten-year loan due on December 31, 2027 and includes interest paid monthly at 3.25%. The maturity date of the DECD 2018 Loan was extended to May 31, 2028 and the modification did not have a material impact on the Company’s cash flows.

Amortization of the debt issuance costs were $1,000 for the three months ended March 31, 2022 and 2021, respectively.

4. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at March 31, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021
Accrued expenses	$995	$1,033
Accrued compensation	565	718
Accrued franchise, property and sales and use taxes	94	148
Accrued interest	19	19
	$1,673	$1,918

The Company recorded certain settled reductions in accrued expenses and accounts payable as gains which are included in gain on settlement of liability, net in the condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021 less than $0.1 million, respectively, was recorded as a gain.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

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

6. LEASES

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

The Company also recognizes ROU assets from finance leases in connection with its HSRR program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. Derecognized finance lease ROU assets for the three months ended March 31, 2022 and 2021 were zero and $0.1 million, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.2 million as of March 31, 2022 and December 31, 2021, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	March 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets, net	$812	$858
Finance lease right-of-use assets, net (1)	337	371
Total lease assets	$1,149	$1,229

Liabilities:
Current:
Current maturities of operating lease liabilities	$162	$166
Current maturities of finance lease liabilities	195	222
Noncurrent:
Operating lease liabilities, less current maturities	656	697
Finance lease liabilities, less current maturities	130	159
Total lease liabilities	$1,143	$1,244
(1)	As of March 31, 2022 and December 31, 2021, finance lease right-of-use assets included $48 and $61, respectively, of assets related to finance leases associated with the HSRR program.

As of March 31, 2022 and December 31, 2021, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases		Finance Leases		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021
2022	$165	$227	$116	$176	$281	$403
2023	218	218	101	101	319	319
2024	205	204	80	80	285	284
2025	191	191	65	65	256	256
2026	194	195	26	26	220	221
Thereafter	—	—	—	—	—	—
Total lease obligations	973	1,035	388	448	1,361	1,483
Less: Amount representing interest	(155)	(172)	(63)	(67)	(218)	(239)
Present value of net minimum lease obligations	818	863	325	381	1,143	1,244
Less, current portion	(162)	(166)	(195)	(222)	(357)	(388)
Long term portion	$656	$697	$130	$159	$786	$856

Other information as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	4.5	4.7
Finance leases	3.4	3.1
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	10.10%	10.03%

During the three months ended March 31, 2022 and 2021, operating cash flows from operating leases was $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was zero, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended March 31, 2022 and 2021, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021. The balances within these accounts are less than $0.1 million, respectively.

7. STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2022, the Company issued 266 shares of its common stock in connection with the exercise of 266 warrants. The warrant exercise resulted in net cash proceeds to the Company of less than $1,000 during the three months ended March 31, 2022.  There were no warrant exercises during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company issued 55,147 shares of its common stock in connection with consulting services of approximately $0.2 million.

LP 2020 Purchase Agreement

On March 26, 2020, the Company entered into a purchase agreement (the “LP 2020 Purchase Agreement”) with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 24 month term of the LP 2020 Purchase Agreement.

During the three months ended March 31, 2021, we received approximately $1.3 million from the sale of 500,000 shares of common stock to Lincoln Park under the LP 2020 Purchase Agreement. The Company terminated the LP 2020 Purchase Agreement effective June 14, 2021.

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

During the three months ended March 31, 2022 and 2021, there were zero sales of shares of common stock through AGP, respectively. As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $14.9 million in net proceeds from the sale of common stock through the AGP Sales Agreement.

Preferred Stock.

The Company’s Board of Directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, from time to time, with such designations, powers, preferences and rights and such qualifications, limitations and restrictions as may be provided in a resolution or resolutions adopted by the Board of Directors.

Series B Preferred Stock.

The Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with the State of Delaware, which designates 6,900 shares of our preferred stock as Series B Preferred Stock. The Series B Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. The Series B Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent dividends are also paid on the common stock). On August 28, 2017, the Company completed an underwritten public offering consisting of the Company’s Series B Preferred Stock and warrants.

The conversion price of the Series B Preferred Stock contains a down round feature. The Company will recognize the effect of the down round feature when it is triggered. At that time, the effect would be treated as a deemed dividend and as a reduction of income available to common shareholders in our basic earnings per share calculation.

There were no conversions of Series B Preferred Stock during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1,000 per share and a conversion price of $0.40 per share, the outstanding shares of Series B Preferred Stock at March 31, 2022 were convertible into 117,500 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of March 31, 2022:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2017	June 2022	2,540	$41.25
(1)	2017	June 2022	500	$7.50
(2)	2017	June 2022	6,095	$105.00
(3)	2017	August 2022	24,935	$0.40
(4)	2017	August 2022	4,000	$46.88
(5)	2017	August 2022	47,995	$150.00
(5)	2017	August 2022	9,101	$7.50
(6)	2017	August 2022	16,664	$0.40
(6)	2017	August 2022	7,335	$0.40
(7)	2017	October 2022	666	$0.40
(8)	2018	October 2022	7,207	$112.50
(9)	2018	April 2023	69,964	$5.40
(9)	2018	April 2023	78,414	$5.40
(10)	2018	October 2022	15,466	$11.25
(11)	2018	July 2023	14,671	$5.40
(11)	2018	July 2023	14,672	$5.40
(11)	2018	August 2023	20,903	$5.40
(11)	2018	August 2023	20,903	$5.40
(11)	2018	September 2023	19,816	$5.40
(11)	2018	September 2023	20,903	$5.40
(12)	2018	November 2023	75,788	$5.40
(12)	2018	December 2023	51,282	$5.40
(13)	2019	April 2024	147,472	$5.40
(14)	2019	May 2024	154,343	$9.56
			831,635
(1)	These warrants were issued in connection with a June 2017 merger transaction (the “Merger”).
(2)	These warrants were issued in connection with the Merger.
(3)	These warrants were issued in August 2017.
(4)	These warrants were issued in August 2017.
(5)	These warrants were issued in connection with the conversion of our Series A Senior stock.
(6)	These warrants were issued in connection with the conversion of convertible bridge notes.
(7)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes.
(8)	These warrants were issued in connection with certain debt obligation settlement agreements.
(9)	These warrants were issued in connection with a 2018 securities purchase agreement, as amended, (the “2018 Note Agreement”).
(10)	These warrants were issued in connection with the 2018 Note Agreement.
(11)	These warrants were issued in connection with the 2018 Note Agreement.
(12)	These warrants were issued in connection with the 2018 Note Agreement.
(13)	These warrants were issued in connection with the 2018 Note Agreement.
(14)	These warrants were issued in connection with convertible notes issued in May 2019 (the “May 2019 Bridge Notes”).

During the three months ended March 31, 2022 and 2021, zero and 239 warrants expired, respectively. These warrants had been issued in connection with transactions which were completed in January 2016.

During the three months ended March 31, 2021, 357 warrants were settled for cash of approximately $0.1 million. For further discussion, see the 2016 Warrant Liability in Note 8 – Fair Value.

There were 266 warrants exercised during the three months ended March 31, 2022 for proceeds to the Company of less than $1,000. During the three months ended March 31, 2022, the intrinsic value of the warrants exercised was less than $1,000.

Deemed Dividends

Certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share.

There were no deemed dividends during the three months ended March 31, 2022 and 2021.

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

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants were settled for cash of approximately $0.1 million in January 2021. The balance of the 2016 Warrant Liability was zero as of March 31, 2022 and December 31, 2021, respectively.

Bridge Note Warrant Liabilities

During 2018 and 2019, the Company issued warrants in connection with the issuance of convertible notes. All of these warrants issuances were classified as warrant liabilities (the “Bridge Note Warrant Liabilities”).

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of March 31, 2022, Bridge Note Warrant Liabilities outstanding were the result of convertible note issuances on eight different dates in 2018 and 2019. The assumptions used in the valuation of the Bridge Note Warrant Liabilities include the following ranges: remaining life to maturity of 0.1 to 2.1 years; volatility rate of 64% to 188%; and risk free rate of 0.17% to 2.28%. As of December 31, 2021, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 2.4 years; volatility rate of 61% to 199%; and risk free rate of 0.06 to 0.73%.

During the three months ended March 31, 2022 and 2021, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
		Three Months Ended March 31, 2022
		Bridge Note	Total Warrant
		Warrant Liabilities	Liabilities
Beginning balance at January 1		$606	$606
Total gains:
Revaluation recognized in earnings		(222)	(222)
Balance at March 31		$384	$384

	Three Months Ended March 31, 2021
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$130	$1,195	$1,325
Total losses:
Revaluation recognized in earnings	–	118	118
Deductions – warrant liability settlement	(130)	–	(130)
Balance at March 31	$–	$1,313	$1,313

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 3,852,853 at March 31, 2022, of which 216,067 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the three months ended March 31, 2022, the shares authorized for issuance increased by 1,135,422 shares.

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

During the three months ended March 31, 2022, the Company granted stock options to purchase up to 1,004,000 shares of common stock at a weighted average exercise price of $1.54 per share. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $1.48. The fair value calculation of options granted during the three months ended March 31, 2022 used the follow assumptions: risk free interest rates of 1.60%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 166% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the three months ended March 31, 2022:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2022	2,635,287	$3.38
Granted	1,004,000	1.54
Forfeited	(3,800)	4.95
Outstanding at March 31, 2022	3,635,487	$2.87
Exercisable at March 31, 2022	1,490,162	$3.56

As of March 31, 2022, there were 2,989,427 options that were vested or expected to vest with an aggregate intrinsic value of approximately $3,000 and a remaining weighted average contractual life of 8.7 years.

During the three months ended March 31, 2021, there were 591,097 options granted with a weighted average exercise price of $2.16 per share and 55,993 options forfeited with a weighted average exercise price of $2.25 per share.

Based on Company policy, stock options will become 100% vested in the event of an employee retirement, with retirement defined as someone who has attained the age of 65 and has served as an employee for the three-year period immediately preceding the retirement date. In connection with the retirement of a former employee in March 2022, the Company accelerated the vesting of shares of previously unvested stock options pursuant to the terms of certain Company stock option agreements previously issued between March 2019 and January 2022. During the three months ended March 31, 2022, the Company accelerated 481,637 shares of previously unvested stock options and recorded $1.1 million of non-cash stock-based compensation expense for the accelerated awards. The Company also extended the remaining contractual term of all outstanding stock options of the former employee as of the retirement date. The Company determined this to be a modification of the stock options which would result in incremental fair value. Management calculated the change in fair value due to the modification to be a non-cash stock-based compensation expense of $0.5 million which is included within operating expense in the accompanying statements of operations during the three months ended March 31, 2022.

For the three months ended March 31, 2022 and 2021, we recorded non-cash stock-based compensation expense for all stock awards of $2.2 million and $0.4 million, respectively, within operating expense in the accompanying statements of operations. As of March 31, 2022, the unrecognized compensation expense related to unvested stock awards was $4.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

10. SALES SERVICE REVENUE, NET AND ACCOUNTS RECEIVABLE

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

Equipment leasing

The Company accounts for sales-type leases within the scope of ASC 842, Leases, as ASC 606 specifically excludes leases from its guidance. The sales-type leases result in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in leased asset.  Revenue from sales-type leases is recognized upfront on the commencement date of the lease, and is included in other revenue in our condensed consolidated statements of operations. For the three ended March 31, 2022 and 2021, revenue from sales-type leases was zero and less than $0.1 million, respectively.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2022	2021	2022	2021	2022	2021
Medicaid	$15	$13	$—	$—	$15	$13
Medicare	974	984	—	—	974	984
Self-pay	49	47	—	—	49	47
Third party payers	967	900	—	—	967	900
Contract diagnostics	—	—	—	—	—	—
Service revenue, net	$2,005	$1,944	$—	$—	$2,005	$1,944

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended March 31, 2022 and December 31, 2021, the deferred revenue was $21,000 and $18,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2022	2021	2022	2021	2022	2021
Medicaid	$15	$13	$—	$—	$15	$13
Medicare	974	984	—	—	974	984
Self-pay	49	47	—	—	49	47
Third party payers	3,385	3,133	(2,418)	(2,233)	967	900
Contract diagnostics	—	—	—	—	—	—
	4,423	4,177	(2,418)	(2,233)	2,005	1,944
Other	522	167	—	—	522	167
	$4,945	$4,344	$(2,418)	$(2,233)	$2,527	$2,111

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2022	2021	2022	2021	2022	2021
Medicaid	$15	$13	$(7)	$(8)	$8	$5
Medicare	974	984	(24)	(99)	950	885
Self-pay	49	47	—	—	49	47
Third party payers	967	900	(49)	(180)	918	720
Contract diagnostics	—	—	—	—	—	—
	2,005	1,944	(80)	(287)	1,925	1,657
Other	522	167	—	—	522	167
	$2,527	$2,111	$(80)	$(287)	$2,447	$1,824

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	March 31, 2022	December 31, 2021
Medicaid	$45	$45
Medicare	963	727
Self-pay	229	139
Third party payers	1,596	2,111
Contract diagnostic services and other	347	159
	$3,180	$3,181
Less allowance for doubtful accounts	(2,026)	(2,484)
Accounts receivable, net	$1,154	$697

The following table presents the roll-forward of the allowance for doubtful accounts for the three months ended March 31, 2022.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2022		$(2,484)
Collection Allowance:
Medicaid	$(7)
Medicare	(24)
Third party payers	(49)
	(80)
Bad debt expense	$2
Total charges		(78)
Other		536
Balance, March 31, 2022		$(2,026)

For the three months ended March 31, 2022, the allowance for doubtful accounts was adjusted by $0.5 million due to the revaluation of fully reserved accounts receivable and customer credits at January 1, 2022. The adjustment had no effect on our net accounts receivable or total assets in our condensed consolidated balance sheets.

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Accounts receivable, as of
	Three Months Ended
	March 31,		March 31,	December 31,
	2022	2021	2022	2021

Customer A	10%	*	19%	21%
Customer B	*	*	11%	*
Customer C	*	*	*	12%

* represents less than 10%

11. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2022 through the date the condensed consolidated financial statements were issued and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the Securities and Exchange Commission on March 30, 2022. Results for the three months ended March 31, 2022 are not necessarily indicative of results that may be attained in the future.

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

In April 2020, we formed a Joint Venture with Poplar. Poplar provides specialized laboratory testing services to a nationwide client base of gastroenterologists, dermatologists, oncologists, urologists, gynecologists and their patients. The business purpose of the Joint Venture is to facilitate and capitalize on the combined capabilities, resources and healthcare industry relationships of its members by partnering, promoting and providing oncology services to office based physicians, hospitals and medical centers. Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51 % ownership. We have determined that we hold a variable interest in the Joint Venture and that we are the primary beneficiary of the Joint Venture. Due to this determination, we consolidate the Joint Venture. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing elsewhere in this report for further discussion.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. As of March 31, 2022, the Company had a net loss of $4.6 million, an accumulated deficit of $84.7 million, working capital of $7.0 million and net cash used in operating activities of $2.3 million. The Company’s ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”). From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have already received approximately $15.4 million in gross proceeds through the AGP Sales Agreement from the sale of 4,501,000 shares of common stock, leaving the Company an additional $6.6 million available for future sales pursuant to the AGP Sales Agreement.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Service revenue, net, less allowance for doubtful accounts	$1,925	$1,657	$268	16%
Other	522	167	355	213%
Net Sales	$2,447	$1,824	$623	34%

Net sales for the three months ended March 31, 2022 were approximately $2.4 million, an increase of $0.6 million as compared to the same period in 2021. During the three months ended March 31, 2022, despite the fact that we had a decrease in cases processed, patient diagnostic service revenue increased $0.3 million as compared to the same period in 2021 due to a lower allowance for doubtful accounts recorded during the three months ended March 31, 2022 as compared to the prior year period. We processed 997 cases during the three months ended March 31, 2022 as compared to 1,083 cases during the same period in 2021, or an 8% decrease in cases.  Other revenue increased $0.3 million for the three months ended March 31, 2022 as compared to the same period in 2021, as a result of increased revenue related to our HSRR program.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.4 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase included a $0.2 million increase in both patient diagnostic costs and costs related to our HSRR program.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2022	2021	2022	2021
Gross Profit	$703	$468	29%	26%

Gross margin was 29% of total net sales, for the three months ended March 31, 2022, compared to 26% of total net sales for the same period in 2021. Gross profit was approximately $0.7 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively. The gross margin increased during the three months ended March 31, 2022, as compared to the prior year period, as a result of an increase in patient diagnostic revenue and an increase in revenue from our HSRR program as discussed above. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses. We anticipate case volume to increase during the remainder of 2022 and for our costs per case to improve as additional economies of scale are possible.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock based compensation costs and depreciation and amortization. Our operating expenses increased by $2.9 million to $5.5 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase included an increase of $0.8 million in general and administrative expenses due to a $0.3 million increase in personnel costs and a $0.4 million increase in legal fees and a $0.1 million increase in other tax expenses. Operating expenses also include an increases of $0.2 million in sales and marketing expenses, $0.1 million in research and development expenses and $1.8 million in stock based compensation expenses for the three months ended March 31, 2022 as compared to the prior year.

Other (Expense) Income. We recorded net other income of $0.2 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The current year period other income of $0.2 million is primarily attributable to income recorded on warrant revaluations.

During the three months ended March 31, 2021, the other income of $0.7 million includes $0.8 million of a gain on forgiveness of debt related to the forgiveness of our Paycheck Protection Program (“PPP”) Loan, partially offset by expense of $0.3 million from warrant revaluations

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	March 31, 2022	December 31, 2021	Change
Current assets (including cash of $9,261 and $11,668 respectively)	$11,387	$13,478	$(2,091)
Current liabilities	4,395	4,213	182
Working capital	$6,992	$9,265	$(2,273)

Analysis of Cash Flows – Three Months Ended March 31, 2022 and 2021

Net Change in Cash. Cash decreased by $2.4 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $2.3 million during the three months ended March 31, 2022 included a net loss of $4.6 million, an increase in accounts receivables of $0.5 million, a decrease accrued expenses and other liabilities of $0.2 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by a decrease in inventories and other assets of $0.1 million, an increase in accounts payable of $0.4 million and non-cash adjustments of $2.5 million. The non-cash adjustments included $0.1 million for the change in provision for losses on doubtful accounts. We routinely provide a reserve for doubtful accounts as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $2.4 million include, among other things, depreciation and amortization, warrant revaluations and stock based compensation. The cash flows used in operating activities of approximately $1.3 million during the three months ended March 31, 2021 included a net loss of $1.4 million, an increase in inventories and other assets of $0.3 million, an increase in finance lease right-of-use assets of less than $0.1 million, a decrease in accrued expenses and other liabilities of $0.2 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by an increase in accounts payable of $0.2 million and non-cash adjustments of $0.5 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were less than $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by Financing Activities. Cash flows used by financing activities totaled $0.1 million for the three months ended March 31, 2022, which included payments on our long-term debt and finance lease obligations of $0.1 million.  Cash flows provided by financing activities totaled $1.1 million for the three months ended March 31, 2021, which included proceeds of $1.3 million from the issuance of common stock to Lincoln Park under the LP 2020 Purchase

Agreement. This amount was partially offset by payments on our long-term debt and finance lease obligations of less than $0.1 million and payments on common stock warrant liabilities of $0.1 million.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of our financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. As of March 31, 2022, we had a net loss of $4.6 million, working capital of $7.0 million and net cash used in operating activities of $2.3 million. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

As of March 31, 2022, our cash balance was $9.3 million and our working capital was approximately $7.0 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

Inflation may continue to rise and increase our operating costs.

For the year ended March 2022, the US Bureau of Labor and Statistics reported that inflation increased 8.5 percent as against prices from March 2021. This represents the largest 12-month advance since 1981. Rising inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

10.1	Payroll and Position Change Notice dated March 21, 2022 between the Company and Matthew Gage (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2022).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

PRECIPIO, INC.

Date: May 11, 2022	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/S/ MATTHEW GAGE
Matthew Gage
Interim Chief Financial Officer (Principal Financial and Accounting Officer)