Form 10-Q
period 2022-09-30
Precipio, Inc.
filed 2022-11-10
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the number of shares of common stock outstanding was 22,820,260.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2022
	(unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$5,144	$11,668
Accounts receivable, net	955	697
Inventories	663	564
Other current assets	656	549
Total current assets	7,418	13,478

PROPERTY AND EQUIPMENT, NET	885	836

OTHER ASSETS:
Finance lease right-of-use assets, net	284	371
Operating lease right-of-use assets, net	811	858
Intangibles, net	14,005	14,717
Other assets	144	179
Total assets	$23,547	$30,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$367	$26
Current maturities of finance lease liabilities	168	222
Current maturities of operating lease liabilities	194	166
Accounts payable	2,132	1,863
Accrued expenses	1,536	1,918
Deferred revenue	13	18
Total current liabilities	4,410	4,213
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	141	160
Finance lease liabilities, less current maturities	89	159
Operating lease liabilities, less current maturities	625	697
Common stock warrant liabilities	28	606
Total liabilities	5,293	5,835
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at September 30, 2022 and December 31, 2021, 47 shares issued and outstanding at September 30, 2022 and December 31, 2021, liquidation preference of $94 at September 30, 2022	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2022 and December 31, 2021, 22,820,260 and 22,708,442 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	228	227
Additional paid-in capital	107,975	104,431
Accumulated deficit	(90,007)	(80,094)
Total Precipio, Inc. stockholders’ equity	18,196	24,564
Noncontrolling interest in joint venture	58	40
Total stockholders’ equity	18,254	24,604
Total liabilities and stockholders’ equity	$23,547	$30,439

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SALES:
Service revenue, net	$2,060	$1,998	$6,291	$5,980
Other revenue	235	141	977	514
Revenue, net of contractual allowances and adjustments	2,295	2,139	7,268	6,494
Adjustment for allowance for doubtful accounts	(80)	107	(247)	(80)
Net sales	2,215	2,246	7,021	6,414
COST OF SALES:
Cost of service revenue	1,512	1,450	4,414	4,121
Cost of other revenue	267	268	695	546
Total cost of sales	1,779	1,718	5,109	4,667
Gross profit	436	528	1,912	1,747
OPERATING EXPENSES:
Operating expenses	3,665	2,967	12,383	8,455
OPERATING LOSS	(3,229)	(2,439)	(10,471)	(6,708)
OTHER INCOME (EXPENSE):
Interest expense, net	(6)	(6)	(6)	(14)
Warrant revaluation	59	578	578	(434)
Gain on settlement of liability	3	13	4	47
Gain on forgiveness of Paycheck Protection Program loan	–	–	—	794
Total other income (expense)	56	585	576	393
LOSS BEFORE INCOME TAXES	(3,173)	(1,854)	(9,895)	(6,315)
INCOME TAX EXPENSE	–	–	—	—
NET LOSS	(3,173)	(1,854)	(9,895)	(6,315)

Less: Net income attributable to noncontrolling interest in joint venture	(6)	(6)	(18)	(10)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(3,179)	$(1,860)	$(9,913)	$(6,325)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.08)	$(0.44)	$(0.31)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	22,766,890	22,708,034	22,728,275	20,555,588

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, July 1, 2022	47	$—	22,708,708	$227	$107,114	$(86,828)	$20,513	$52	$20,565
Net (loss) income	—	—	—	—	—	(3,179)	(3,179)	6	(3,173)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	85,023	1	128	—	129	—	129
Proceeds upon issuance of common stock from exercise of warrants	—	—	26,529	—	11	—	11	—	11
Stock-based compensation	—	—	—	—	722	—	722	—	722
Balance, September 30, 2022	47	$—	22,820,260	$228	$107,975	$(90,007)	$18,196	$58	$18,254

	For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2022	47	$—	22,708,442	$227	$104,431	$(80,094)	$24,564	$40	$24,604
Net (loss) income	—	—	—	—	—	(9,913)	(9,913)	18	(9,895)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	85,023	1	128	—	129	—	129
Proceeds upon issuance of common stock from exercise of warrants	—	—	26,795	—	11	—	11	—	11
Stock-based compensation	—	—	—	—	3,405	—	3,405	—	3,405
Balance, September 30, 2022	47	$—	22,820,260	$228	$107,975	$(90,007)	$18,196	$58	$18,254

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

		For the Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, July 1, 2021	47	$—	22,707,063	$227	$103,029	$(76,029)	$27,227	$31	$27,258
Net loss	—	—	—	—	—	(1,860)	(1,860)	6	(1,854)
Proceeds upon issuance of common stock from exercise of stock options	—	—	1,229	—	3	—	3	—	3
Stock-based compensation	—	—	—	—	510	—	510	—	510
Balance, September 30, 2021	47	$—	22,708,292	$227	$103,542	$(77,889)	$25,880	$37	$25,917

		For the Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2021	47	$—	17,576,916	$176	$85,523	$(71,564)	$14,135	$27	$14,162
Net loss	—	—	—	—	—	(6,325)	(6,325)	10	(6,315)
Issuance of common stock in connection with purchase agreements	—	—	500,000	5	1,255	—	1,260	—	1,260
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	4,501,000	45	14,902	—	14,947	—	14,947
Proceeds upon issuance of common stock from exercise of warrants	—	—	74,000	1	399	—	400	—	400
Proceeds upon issuance of common stock from exercise of stock options	—	—	1,229	—	3	—	3	—	3
Issuance of common stock for consulting services	—	—	55,147	—	150	—	150	—	150
Stock-based compensation	—	—	—	—	1,310	—	1,310	—	1,310
Balance, September 30, 2021	47	$—	22,708,292	$227	$103,542	$(77,889)	$25,880	$37	$25,917

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,895)	$(6,315)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	910	835
Amortization of operating lease right-of-use asset	139	162
Amortization of finance lease right-of-use asset	99	44
Amortization of deferred financing costs, debt discounts and debt premiums	3	2
Gain on forgiveness of debt	—	(794)
Gain on settlement of liability	(4)	(47)
Stock-based compensation	3,405	1,310
Value of stock issued in payment of services	—	150
Provision for losses on doubtful accounts	245	82
Warrant revaluation	(578)	434
Derecognition of finance lease right-of-use asset	—	60
Changes in operating assets and liabilities:
Accounts receivable	(503)	222
Inventories	(99)	(330)
Other assets	341	(354)
Accounts payable	235	(156)
Operating lease liabilities	(136)	(167)
Accrued expenses and other liabilities	(383)	(274)
Net cash used in operating activities	(6,221)	(5,136)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(225)	(624)
Net cash used in investing activities	(225)	(624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(124)	(79)
Deposits on finance lease right-of-use assets	—	(41)
Issuance of common stock, net of issuance costs	129	16,207
Proceeds from exercise of warrants	11	400
Proceeds from exercise of stock options	—	3
Principal payments on long-term debt	(94)	(33)
Payments on common stock warrant liabilities	—	(130)
Net cash flows (used in) provided by financing activities	(78)	16,327
NET CHANGE IN CASH	(6,524)	10,567
CASH AT BEGINNING OF PERIOD	11,668	2,656
CASH AT END OF PERIOD	$5,144	$13,223

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$32	$22

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	34	35
Prepaid insurance financed with loan	413	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	92	—
Finance lease right-of-use assets obtained in exchange for finance lease obligations	—	346

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022 and 2021

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the nine months ended September 30, 2022, the Company had a net loss of $9.9 million and net cash used in operating activities of $6.2 million. As of September 30, 2022, the Company had an accumulated deficit of $90.0 million and working capital of $3.0 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”). From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have received approximately $15.6 million in gross proceeds through the AGP Sales Agreement from the sale of 4,586,023 shares of common stock, leaving the Company with $6.4 million available for future sales pursuant to the AGP Sales Agreement.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2022.

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

Recent Accounting Pronouncements Not Yet Adopted.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently assessing the potential impact that the adoption of this ASU will have on its condensed consolidated financial statements.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 4,528,682 and 3,596,917 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2022 and 2021, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	September 30,
	2022	2021
Stock options	3,698,712	2,647,516
Warrants	712,470	831,901
Preferred stock	117,500	117,500
Total	4,528,682	3,596,917

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

(dollars in thousands)	September 30, 2022	December 31, 2021
Assets:
Accounts receivable, net	$248	$180
Total assets	$248	$180
Liabilities:
Accrued expenses	$32	$36
Total liabilities	$32	$36
Noncontrolling interest in Joint Venture	$58	$40
Total stockholders' equity	$114	$79

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	September 30, 2022	December 31, 2021
Department of Economic and Community Development (DECD)	$184	$205
DECD debt issuance costs	(16)	(19)
Financed insurance loan	340	—
Total long-term debt	508	186
Current portion of long-term debt	(367)	(26)
Long-term debt, net of current maturities	$141	$160

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

Amortization of the debt issuance costs were $1,000 for the three months ended September 30, 2022 and 2021, respectively, and $3,000 for the nine months ended September 30, 2022 and 2021, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2022, the Company financed $0.4 million with a 5.99% interest rate and is obligated to make payments on a monthly basis through June 2023. As of September 30, 2022 and December 31, 2021, the Financed Insurance Loan’s outstanding balance of $0.3 million and zero, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

4. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at September 30, 2022 and December 31, 2021 are as follows:

(dollars in thousands)	2022	2021
Accrued expenses	$753	$1,033
Accrued compensation	680	718
Accrued franchise, property and sales and use taxes	84	148
Accrued interest	19	19
	$1,536	$1,918

The Company recorded certain settled reductions in accrued expenses and accounts payable as gains which are included in gain on settlement of liability, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, $3,000 and $4,000, respectively, were recorded as a gain on settlement of liability. During the three and nine months ended September 30, 2021, $13,000 and $47,000, respectively, were recorded as a gain on settlement of liability.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2022 and December 31, 2021.

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

6. LEASES

The Company leases administrative facilities and laboratory equipment through operating lease agreements. In addition, we rent various equipment used in our diagnostic lab and in our administrative offices through finance lease arrangements.  Our operating leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew, from 1 to 5 years or more. The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right-of-use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.  As our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

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

The Company also recognizes ROU assets from finance leases in connection with its HSRR program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three and nine months ended September 30, 2022. Derecognized finance lease ROU assets for the three and nine months ended September 30, 2021 were less than $0.1 million, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.1 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	September 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets, net	$811	$858
Finance lease right-of-use assets, net (1)	284	371
Total lease assets	$1,095	$1,229

Liabilities:
Current:
Current maturities of operating lease liabilities	$194	$166
Current maturities of finance lease liabilities	168	222
Noncurrent:
Operating lease liabilities, less current maturities	625	697
Finance lease liabilities, less current maturities	89	159
Total lease liabilities	$1,076	$1,244
(1)	As of September 30, 2022 and December 31, 2021, finance lease right-of-use assets included $23 and $61, respectively, of assets related to finance leases associated with the HSRR program.

As of September 30, 2022 and December 31, 2021, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases		Finance Leases		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021
2022	$62	$227	$33	$176	$95	$403
2023	252	218	101	101	353	319
2024	239	204	80	80	319	284
2025	205	191	65	65	270	256
2026	195	195	26	26	221	221
Thereafter	—	—	—	—	—	—
Total lease obligations	953	1,035	305	448	1,258	1,483
Less: Amount representing interest	(134)	(172)	(48)	(67)	(182)	(239)
Present value of net minimum lease obligations	819	863	257	381	1,076	1,244
Less, current portion	(194)	(166)	(168)	(222)	(362)	(388)
Long term portion	$625	$697	$89	$159	$714	$856

Other information as of September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	3.9	4.7
Finance leases	2.9	3.1
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	10.23%	10.03%

During the nine months ended September 30, 2022 and 2021, operating cash flows from operating leases was $0.1 million and $0.2 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was $0.1 million and zero, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. The balances within these accounts are less than $0.1 million, respectively.

7. STOCKHOLDERS’ EQUITY

Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance. On December 20, 2018, the Company’s shareholders approved the proposal to authorize the Company’s Board of Directors to, in its discretion, amend the Company’s Third Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares. The Company has not yet implemented this increase.

During the three and nine months ended September 30, 2022, the Company issued 26,529 and 26,795 shares of its common stock, respectively, in connection with the exercise of 26,529 and 26,795 warrants. The warrant exercises resulted in net cash proceeds to the Company of $11,000 during the nine months ended September 30, 2022.

During the three and nine months ended September 30, 2021, the Company issued zero and 74,000 shares of its common stock, respectively, in connection with the exercise of zero and 74,000 warrants, respectively. The warrant exercises resulted in net cash proceeds to the Company of $0.4 million during the nine months ended September 30, 2021

During the nine months ended September 30, 2021, the Company issued 55,147 shares of its common stock in connection with consulting services of approximately $0.2 million.

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

During the three and nine months ended September 30, 2021, we received approximately zero and $1.3 million, respectively, from the sale of zero and 500,000 shares of common stock, respectively, to Lincoln Park under the LP 2020 Purchase Agreement. The Company terminated the LP 2020 Purchase Agreement effective June 14, 2021.

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

During the three and nine months ended September 30, 2022, we received net proceeds of $0.1 million in each period from the sale of 85,023 shares of common stock through AGP, respectively. During the three and nine months ended September 30, 2021, we received net proceeds of zero and approximately $14.9 million, respectively, from the sale of zero and 4,501,000 shares of common stock through AGP, respectively. As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $15.1 million in net proceeds from the sale of common stock through the AGP Sales Agreement, leaving us with $6.4 million available for future sales pursuant to the AGP Sales Agreement.

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

There were no conversions of Series B Preferred Stock during the three and nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1,000 per share and a conversion price of $0.40 per share, the outstanding shares of Series B Preferred Stock at September 30, 2022 were convertible into 117,500 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of September 30, 2022:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2017	October 2022	666	$0.40
(2)	2018	October 2022	7,207	$112.50
(3)	2018	April 2023	69,964	$5.40
(3)	2018	April 2023	78,414	$5.40
(4)	2018	October 2022	15,466	$11.25
(5)	2018	July 2023	14,671	$5.40
(5)	2018	July 2023	14,672	$5.40
(5)	2018	August 2023	20,903	$5.40
(5)	2018	August 2023	20,903	$5.40
(5)	2018	September 2023	19,816	$5.40
(5)	2018	September 2023	20,903	$5.40
(6)	2018	November 2023	75,788	$5.40
(6)	2018	December 2023	51,282	$5.40
(7)	2019	April 2024	147,472	$5.40
(8)	2019	May 2024	154,343	$9.56
			712,470
(1)	These warrants were issued in connection with the waiver of default the Company received in the fourth quarter of 2017 in connection with the Convertible Promissory Notes.
(2)	These warrants were issued in connection with certain debt obligation settlement agreements.
(3)	These warrants were issued in connection with a 2018 securities purchase agreement, as amended, (the “2018 Note Agreement”).
(4)	These warrants were issued in connection with the 2018 Note Agreement.
(5)	These warrants were issued in connection with the 2018 Note Agreement.
(6)	These warrants were issued in connection with the 2018 Note Agreement.
(7)	These warrants were issued in connection with the 2018 Note Agreement.
(8)	These warrants were issued in connection with convertible notes issued in May 2019 (the “May 2019 Bridge Notes”).

During the three months ended September 30, 2022 and 2021, 83,501 and zero warrants expired, respectively. During the nine months ended September 30, 2022 and 2021, 92,626 and 239 warrants expired, respectively. These warrants had been issued in connection with transactions which were completed in 2016 and 2017.

During the nine months ended September 30, 2021, 357 warrants were settled for cash of approximately $0.1 million. For further discussion, see the 2016 Warrant Liability in Note 8 – Fair Value.

There were 26,529 and 26,795 warrants exercised during the three and nine months ended September 30, 2022 for proceeds to the Company of approximately $11,000, respectively. During the nine months ended September 30, 2022, the intrinsic value of the warrants exercised was less than $0.1 million. There were 74,000 warrants exercised during the nine months ended September 30, 2021 for proceeds to the Company of $0.2 million. During the nine months ended September 30, 2021, the intrinsic value of the warrants exercised was $0.1 million.

Deemed Dividends

Certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share.

There were no deemed dividends during the three and nine months ended September 30, 2022 and 2021.

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

2016 Warrant Liability

The Company has a warrant liability related to warrants issued in January 2016 (the “2016 Warrant Liability”) and it represents the fair value of such warrants, of which, 357 warrants were settled for cash of approximately $0.1 million in January 2021. The balance of the 2016 Warrant Liability was zero as of September 30, 2022 and December 31, 2021, respectively.

Bridge Note Warrant Liabilities

During 2018 and 2019, the Company issued warrants in connection with the issuance of convertible notes. All of these warrants issuances were classified as warrant liabilities (the “Bridge Note Warrant Liabilities”).

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of September 30, 2022, Bridge Note Warrant Liabilities outstanding were the result of convertible note issuances on eight different dates in 2018 and 2019. The assumptions used in the valuation of the Bridge Note Warrant Liabilities include the following ranges: remaining life to maturity of 0.1 to 1.6 years; volatility rate of 74% to 115%; and

risk-free rate of 2.79% to 4.14%. As of December 31, 2021, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 2.4 years; volatility rate of 61% to 199%; and risk free rate of 0.06 to 0.73%.

During the three and nine months ended September 30, 2022 and 2021, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended September 30, 2022
	Bridge Note	Total Warrant
	Warrant Liabilities	Liabilities
Beginning balance at July 1	$87	$87
Total gains:
Revaluation recognized in earnings	(59)	(59)
Balance at September 30	$28	$28

	Three Months Ended September 30, 2021
	Bridge Note	Total Warrant
	Warrant Liabilities	Liabilities
Beginning balance at July 1	$2,207	$2,207
Total losses:
Revaluation recognized in earnings	(578)	(578)
Deductions – warrant liability settlement	–	–
Balance at September 30	$1,629	$1,629

Dollars in Thousands
		Nine Months Ended September 30, 2022
		Bridge Note	Total Warrant
		Warrant Liabilities	Liabilities
Beginning balance at January 1		$606	$606
Total losses:
Revaluation recognized in earnings		(578)	(578)
Deductions – warrant exercises and write-offs		–	–
Balance at September 30		$28	$28

	Nine Months Ended September 30, 2021
	2016 Warrant	Bridge Note	Total Warrant
	Liability	Warrant Liabilities	Liabilities
Beginning balance at January 1	$130	$1,195	$1,325
Total losses:
Revaluation recognized in earnings	–	434	434
Deductions – warrant liability settlement	(130)	–	(130)
Balance at September 30	$–	$1,629	$1,629

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 3,852,853 at September 30, 2022, of which 152,842 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the nine months ended September 30, 2022, the shares authorized for issuance increased by 1,135,422 shares.

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

During the nine months ended September 30, 2022, the Company granted stock options to purchase up to 1,114,000 shares of common stock at a weighted average exercise price of $1.51 per share. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $1.45. The fair value calculation of options granted during the nine months ended September 30, 2022 used the follow assumptions: risk free interest rates of 1.60% to 3.55%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 166% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the nine months ended September 30, 2022:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2022	2,635,287	$3.38
Granted	1,114,000	1.51
Forfeited	(50,575)	2.43
Outstanding at September 30, 2022	3,698,712	$2.83
Exercisable at September 30, 2022	1,998,581	$3.33

As of September 30, 2022, there were 3,229,938 options that were vested or expected to vest with zero aggregate intrinsic value and a remaining weighted average contractual life of 8.4 years.

During the nine months ended September 30, 2021, there were 1,907,347 options granted with a weighted average exercise price of $2.89 per share, 81,594 options forfeited with a weighted average exercise price of $2.83 per share and 1,229 options exercised with a weighted average exercise price of $2.04.

Based on Company policy, stock options will become 100% vested in the event of an employee retirement, with retirement defined as someone who has attained the age of 65 and has served as an employee for the three-year period immediately preceding the retirement date. In connection with the retirement of a former employee in March 2022, the Company accelerated the vesting of shares of previously unvested stock options pursuant to the terms of certain Company stock option agreements previously issued between March 2019 and January 2022. During the nine months ended September 30, 2022, the Company accelerated 481,637 shares of previously unvested stock options and recorded $1.1 million of non-cash stock-based compensation expense for the accelerated awards. The Company also extended the remaining contractual term of all outstanding stock options of the former employee as of the retirement date. The Company determined this to be a modification of the stock options which would result in incremental fair value. Management calculated the change in fair value due to the modification to be a non-cash stock-based compensation expense of $0.5 million which is included within operating expense in the accompanying statements of operations during the nine months ended September 30, 2022.

For the three and nine months ended September 30, 2022, we recorded non-cash stock-based compensation expense for all stock awards of $0.7 million and $3.4 million, respectively, within operating expense in the accompanying statements of operations. For the three and nine months ended September 30, 2021, we recorded compensation expense for all stock awards of $0.5 million and $1.3 million, respectively, within operating expense in the accompanying statements of operation. As of September 30, 2022, the unrecognized compensation expense related to unvested stock awards was $3.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Equipment leasing

The Company accounts for sales-type leases within the scope of ASC 842, Leases, as ASC 606 specifically excludes leases from its guidance. The sales-type leases result in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in leased asset.  Revenue from sales-type leases is recognized upfront on the commencement date of the lease and is included in other revenue in our condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, revenue from sales-type leases was zero and less than $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, revenue from sales-type leases was zero and $0.1 million, respectively.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2022	2021	2022	2021	2022	2021
Medicaid	$12	$4	$—	$—	$12	$4
Medicare	936	942	—	—	936	942
Self-pay	109	65	—	—	109	65
Third party payers	1,003	952	—	—	1,003	952
Contract diagnostics	—	—	—	35	—	35
Service revenue, net	$2,060	$1,963	$—	$35	$2,060	$1,998

	For the Nine Months Ended September 30,
(dollars in thousands)	Diagnostic Testing		Biomarker Testing		Total
	2022	2021	2022	2021	2022	2021
Medicaid	$39	$35	$—	$—	$39	$35
Medicare	2,986	2,935	—	—	2,986	2,935
Self-pay	206	181	—	—	206	181
Third party payers	3,060	2,773	—	—	3,060	2,773
Contract diagnostics	—	—	—	56	—	56
Service revenue, net	$6,291	$5,924	$—	$56	$6,291	$5,980

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended September 30, 2022 and December 31, 2021, the deferred revenue was $13,000 and $18,000, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2022	2021	2022	2021	2022	2021
Medicaid	$12	$4	$—	$—	$12	$4
Medicare	936	942	—	—	936	942
Self-pay	109	65	—	—	109	65
Third party payers	3,486	3,313	(2,483)	(2,361)	1,003	952
Contract diagnostics	—	35	—	—	—	35
	4,543	4,359	(2,483)	(2,361)	2,060	1,998
Other	235	141	—	—	235	141
	$4,778	$4,500	$(2,483)	$(2,361)	$2,295	$2,139

	For the Nine Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2022	2021	2022	2021	2022	2021
Medicaid	$39	$35	$—	$—	$39	$35
Medicare	2,986	2,935	—	—	2,986	2,935
Self-pay	206	181	—	—	206	181
Third party payers	10,664	9,670	(7,604)	(6,897)	3,060	2,773
Contract diagnostics	–	56	—	—	—	56
	13,895	12,877	(7,604)	(6,897)	6,291	5,980
Other	977	514	—	—	977	514
	$14,872	$13,391	$(7,604)	$(6,897)	$7,268	$6,494

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2022	2021	2022	2021	2022	2021
Medicaid	$12	$4	$(6)	$(3)	$6	$1
Medicare	936	942	(24)	(47)	912	895
Self-pay	109	65	—	—	109	65
Third party payers	1,003	952	(50)	157	953	1,109
Contract diagnostics	—	35	—	—	—	35
	2,060	1,998	(80)	107	1,980	2,105
Other	235	141	—	—	235	141
	$2,295	$2,139	$(80)	$107	$2,215	$2,246

	For the Nine Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2022	2021	2022	2021	2022	2021
Medicaid	$39	$35	$(19)	$(2)	$20	$33
Medicare	2,986	2,935	(75)	(36)	2,911	2,899
Self-pay	206	181	—	—	206	181
Third party payers	3,060	2,773	(153)	(42)	2,907	2,731
Contract diagnostics	—	56	—	—	—	56
	6,291	5,980	(247)	(80)	6,044	5,900
Other	977	514	—	—	977	514
	$7,268	$6,494	$(247)	$(80)	$7,021	$6,414

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	September 30, 2022	December 31, 2021
Medicaid	$34	$45
Medicare	1,064	727
Self-pay	279	139
Third party payers	1,680	2,111
Contract diagnostic services and other	91	159
	$3,148	$3,181
Less allowance for doubtful accounts	(2,193)	(2,484)
Accounts receivable, net	$955	$697

The following table presents the roll-forward of the allowance for doubtful accounts for the nine months ended September 30, 2022.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2022		$(2,484)
Collection Allowance:
Medicaid	$(19)
Medicare	(75)
Third party payers	(153)
	(247)
Bad debt expense	$2
Total charges		(245)
Other		536
Balance, September 30, 2022		$(2,193)

For the nine months ended September 30, 2022, the allowance for doubtful accounts was adjusted by $0.5 million due to the revaluation of fully reserved accounts receivable and customer credits at January 1, 2022. The adjustment had no effect on our net accounts receivable or total assets in our condensed consolidated balance sheets.

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales				Accounts receivable, as of
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021

Customer A	*	*	*	*	*	21%
Customer B	*	*	*	*	*	12%

* represents less than 10%

11. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2022 through the date of this Quarterly Report on Form 10-Q, and any subsequent events are reported below.

Nasdaq Delisting Notice

On October 28, 2022, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), notifying it that for the past 30 consecutive business days, the closing bid price per share of its common stock was below $1.00, the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, the Company was notified by Nasdaq that it is not in compliance with the Bid Price Rule. Nasdaq has provided the Company with 180 calendar days, or until April 26, 2023, to regain compliance with the Bid Price Rule. This notification has no immediate effect on the Company’s listing on the Nasdaq Capital Market or on the trading of the Company’s common stock.

To regain compliance with the Bid Price Rule, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. If the Company’s common stock does not regain compliance with the Bid Price Rule during this grace period, it may be eligible for an additional period of 180 calendar days provided that the Company satisfies certain requirements. However, if Nasdaq determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, evaluate various courses of action to regain compliance with the Bid Price Rule. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, the impact of inflation on our business, results of operations, or financial condition, the potential impact of COVID-19, future interest costs, future economic circumstances, business strategy, industry conditions, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of The Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties with the ongoing Russia and Ukraine conflict, actions of governments and regulatory factors affecting our business, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative versions of these terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the Securities and Exchange Commission on March 30, 2022. Results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be attained in the future.

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

Recent Developments

On September 1, 2022, we terminated the license agreement with Dana-Farber Cancer Institute, or Dana-Farber, pursuant to which we previously licensed our ICE COLD PCR, or ICP, technology. Management does not believe that this termination will have a material impact on our business.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the nine months ended September 30, 2022, the Company had a net loss of $9.9 million and net cash used in operating activities of $6.2 million. As of September 30, 2022, the Company had an accumulated deficit of $90.0 million and working capital of $3.0 million. The Company’s ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”). From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have already received approximately $15.6 million in gross proceeds through the AGP Sales Agreement from the sale of 4,586,023 shares of common stock, leaving the Company an additional $6.4 million available for future sales pursuant to the AGP Sales Agreement.

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

Outlook - COVID-19 related

The COVID-19 outbreak, which spread worldwide in the first quarter of 2020, has caused significant business disruption. The extent of the impact of the ongoing COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments. While our laboratory operations resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to COVID-19-related supply chain issues. In addition, delays in the development of COVID-19 vaccines or the deployment of vaccines which are approved or otherwise authorized for emergency use, a recurrence or “subsequent waves” of COVID-19 cases, or the discovery of vaccine-resistant COVID-19 variants, the emergence of subvariants, or the discovery of vaccine-resistant COVID-19 variants could cause other widespread or more severe impacts. We have been actively monitoring the COVID-19 pandemic and its impact on the global economy and the Company. As the global pandemic evolves, we will continue to monitor the extent to which COVID-19 impacts our revenues, expenses and liquidity.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2022	2021	$	%
Service revenue, net, less allowance for doubtful accounts	$1,980	$2,105	$(125)	(6)%
Other	235	141	94	67%
Net Sales	$2,215	$2,246	$(31)	(1)%

Net sales for the three months ended September 30, 2022 were approximately $2.2 million, a decrease of less than $0.1 million as compared to the same period in 2021. During the three months ended September 30, 2022, patient diagnostic service revenue decreased $0.1 million as compared to the same period in 2021. This decrease was due to a $0.2 million increase in allowance for doubtful accounts recorded during the three months ended September 30, 2022 as compared to the prior year period, partially offset by a $0.1 million increase in revenue from patient diagnostic cases. The case revenue increased even though we processed fewer cases in the current year due to better reimbursement rates achieved for the tests billed in the current year period. We processed 1,031 cases during the three months ended September 30, 2022 as compared to 1,103 cases during the same period in 2021, or a 6% decrease in cases.  Other revenue increased by $0.1 million for the three months ended September 30, 2022 as compared to the same period in 2021. The other revenues were primarily related to our HSRR program.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.1 million for the three months ended September 30, 2022 as compared to the same period in 2021.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2022	2021	2022	2021
Gross Profit	$436	$528	20%	24%

Gross margin was 20% of total net sales, for the three months ended September 30, 2022, as compared to 24% of total net sales for the same period in 2021. Gross profit was approximately $0.4 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased by $0.7 million to $3.7 million for the three months ended September 30, 2022 as compared to the same period in 2021. The increase included an increase of $0.5 million in sales and marketing expenses due mainly to increased personnel costs as we began to expand our product sales force, $0.2 million in research and development expenses due to increased personnel costs and operating supplies and $0.2 million in stock-based compensation expenses for the three months ended September 30, 2022 as compared to the prior year. These increases were partially offset by a $0.2 million decrease in general and administrative legal expenses.

During the three months ended September 30, 2022, we began to build out our product sales and support team and, as mentioned above, we incurred increased costs in our sales and marketing expenses as compared to prior periods. We also signed distribution agreements with two major US healthcare distributors who will be marketing and selling our HemeScreen products beginning in the fourth quarter 2022. In connection with these agreements and our anticipated product revenue growth in 2023, we expect sales and marketing expenses to increase in the coming quarters as we continue to build the infrastructure necessary to support increased product sales.

Other (Expense) Income. We recorded net other income of $0.1 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. The amount for both periods is primarily attributable to non-cash income recorded on warrant revaluations.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
Service revenue, net, less allowance for doubtful accounts	$6,044	$5,900	$144	2%
Other	977	514	463	90%
Net Sales	$7,021	$6,414	$607	9%

Net sales for the nine months ended September 30, 2022 were approximately $7.0 million, an increase of $0.6 million as compared to the same period in 2021. During the nine months ended September 30, 2022, despite the fact that we had a decrease in cases processed, patient diagnostic service revenue increased $0.1 million as compared to the same period in 2021 due to better reimbursement rates achieved for the tests billed in the current year. We processed 3,037 cases during the nine months ended September 30, 2022 as compared to 3,354 cases during the same period in 2021, or a 9% decrease in cases. Other revenue increased $0.5 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase is the result of a $0.6 million increase in revenues related to our HSRR program, partially offset by a $0.1 million decrease in other miscellaneous revenues.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased $0.4 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase included increases in costs related to both service revenues and other revenues and was in line with the increase revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2022	2021	2022	2021
Gross Profit	$1,912	1,747	27%	27%

Gross margin was 27% of total net sales, for the nine months ended September 30, 2022 and 2021, respectively. Gross profit was approximately $1.9 million and $1.7 million during the nine months ended September 30, 2022 and 2021, respectively.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased by $3.9 million to $12.4 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase included the following: an increase of $0.6 million in general and administrative expenses due to a $0.3 million increase in personnel costs, a $0.1 million increase in legal fees, and a $0.2 million increase in other costs; an increase of $0.8 million in sales and marketing expenses due primarily to increased personnel costs; an increase of $0.4 million in research and development expenses due to a $0.2 million increase in personnel costs and a $0.2 million increase in operating supplies; and, a $2.1 million increase in stock-based compensation expenses for the nine months ended September 30, 2022 as compared to the prior year.

Other (Expense) Income. We recorded net other income of $0.6 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. The other income for the nine months ended September 30, 2022 is attributable to non-cash income recorded on warrant revaluations. The other income for the nine months ended September 30, 2021 includes a $0.8 million gain on forgiveness of debt related to the forgiveness of our Paycheck Protection Program Loan partially offset by $0.4 of non-cash expense recorded on warrant revaluations.

Liquidity and Capital Resources

Our working capital positions were as follows:

	Dollars in Thousands
	September 30, 2022	December 31, 2021	Change
Current assets (including cash of $5,144 and $11,668 respectively)	$7,418	$13,478	$(6,060)
Current liabilities	4,410	4,213	197
Working capital	$3,008	$9,265	$(6,257)

Analysis of Cash Flows – Nine Months Ended September 30, 2022 and 2021

Net Change in Cash. Cash decreased by $6.5 million and increased by $10.6 million during the nine months ended September 30, 2022 and 2021, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $6.2 million during the nine months ended September 30, 2022 included a net loss of $9.9 million, an increase in accounts receivables of $0.5 million, a decrease accrued expenses and other liabilities of $0.4 million, an increase in inventories of $0.1 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by a decrease in other assets of $0.4 million, an increase in accounts payable of $0.2 million and non-cash adjustments of $4.2 million. The non-cash adjustments included $0.2 million for the change in provision for losses on doubtful accounts. We routinely provide a reserve for doubtful accounts as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $4.0 million include, among other things, depreciation and amortization, warrant revaluations and stock-based compensation. The cash flows used in operating activities of approximately $5.2 million during the nine months ended September 30, 2021 included a net loss of $6.3 million, an increase in inventories of $0.3 million, an increase in finance lease right of use assets of less than $0.1 million, an increase in other assets of $0.3 million, a decrease in accounts payable, accrued expenses and other liabilities of $0.4 million and a decrease in operating lease liabilities of $0.2 million. These were partially offset by a decrease in accounts receivable of $0.2 million and non-cash adjustments of $2.2 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.2 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows used by financing activities totaled $0.1 million for the nine months ended September 30, 2022, which included payments on our long-term debt and finance lease obligations of $0.2 million partially offset by $0.1 million of proceeds from the issuance of common stock.  Cash flows provided by financing activities totaled $16.3 million for the nine months ended September 30, 2021, which included proceeds of $16.2 million from the issuance of common stock and $0.4 million from warrant exercises. These were partially offset by payments on our long-term debt and finance lease obligations of $0.1 million and payments on common stock warrant liabilities of $0.1 million.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CPA Global provides us with certain patent management services. As previously reported, on February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2022 and December 31, 2021.

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and other filings we make with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. For the nine months ended September 30, 2022, we had a net loss of $9.9 million and had net cash used in operating activities of $6.2 million. As of September 30, 2022, we had working capital of $3.0. To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses for the foreseeable future to further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

Because of the numerous risks and uncertainties associated with further development and commercialization of our diagnostic technology and any future tests, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable, and you may never receive a return on an investment in our securities. An investor in our securities must carefully consider the substantial challenges, risks and uncertainties inherent in the development and commercialization of tests in the medical diagnostic industry. We may never successfully commercialize our diagnostic technology or any future tests, and our business may fail.

We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of September 30, 2022, our cash balance was $5.1 million and our working capital was approximately $3.0 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We are not currently in compliance with the minimum bid price rule of the Nasdaq Capital Market, and if we cannot regain and maintain compliance, our securities may be delisted, which could negatively impact the price of our securities and hinder our ability to raise capital.

On October 28, 2022, we received a letter from the Nasdaq Capital Market (“Nasdaq”) notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below $1.00, the minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, Nasdaq notified us that we were not in compliance with the Bid Price Rule. The notice from Nasdaq has no immediate effect on the listing of the shares of our common stock. Nasdaq provided us until April 26, 2023 to regain compliance with the Bid Price Rule.

To regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. If our common stock does not regain compliance with the Bid Price Rule during this grace period, we may be eligible for an additional period of 180 calendar days provided that we meet certain requirements.

We are presently evaluating various courses of action to regain compliance with the Bid Price Rule but there can be no assurance that we will be able to regain compliance.

If Nasdaq delists our securities, we could face significant consequences, including:

●	a limited availability for market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading;

●	reduced activity in the secondary trading market for our common stock;
●	reduced or limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

We face risks related to health pandemics and other widespread outbreaks of contagious disease, including COVID-19, which could significantly disrupt our operations and impact our financial results.

The ongoing COVID-19 pandemic is evolving, continues to spread globally, and to date has led to the implementation of various responses, including government-imposed quarantines, closure of non-essential business, work-from-home directives, travel restrictions, physical distancing, shelter-in-place orders and other public health safety measures. Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had an adverse impact on the global economy and our business, the severity and duration of which are uncertain. The COVID-19 pandemic continues to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services may be slow to return to pre-pandemic levels, if they return to pre-pandemic levels. In response to the COVID-19 pandemic, many of our employees are continuing to work remotely outside of our offices. Additionally, while our laboratory operations resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to COVID-19-related supply chain issues. The demand for COVID-19 vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing. If any of our third-party manufacturers is adversely impacted by the COVID-19 pandemic or if they divert resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 vaccines, our supply chain may be disrupted, limiting our ability to produce our diagnostic tests.

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

On September 1, 2022, we terminated the license agreement with Dana-Farber pursuant to which we previously licensed our ICP technology. For more information regarding this license agreement termination, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments”. In the future, we may enter into other license agreements with third parties for certain licensed technologies that are, or may become, relevant to the products we market, or plan to market. In addition, we may elect to license third party intellectual property to further our business objectives and/or as needed for freedom to operate for our products. We do not and will not own the patents, patent applications or other intellectual property rights that are the subject of the Dana-Farber license or these other future licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents, patent applications and other intellectual property rights are or will be subject to the continuation of and compliance with the terms of those licenses.

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

Over the twelve months ended June 2022, the US Bureau of Labor and Statistics reported that inflation increased 9.1 percent as against prices from June 2021. This represents the largest 12-month advance since 1981. The inflation increase over the twelve months ended September 2022 was 8.2 percent. Rising inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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

PRECIPIO, INC.

Date: November 10, 2022	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/S/ MATTHEW GAGE
Matthew Gage
Interim Chief Financial Officer (Principal Financial and Accounting Officer)