Form 10-Q
period 2023-03-31
Precipio, Inc.
filed 2023-05-12
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the number of shares of common stock outstanding was 23,437,298.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2023
	(unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$2,141	$3,445
Accounts receivable, net	858	1,036
Inventories	546	708
Other current assets	450	521
Total current assets	3,995	5,710

PROPERTY AND EQUIPMENT, NET	834	877

OTHER ASSETS:
Finance lease right-of-use assets, net	234	257
Operating lease right-of-use assets, net	714	763
Intangibles, net	13,530	13,768
Other assets	116	129
Total assets	$19,423	$21,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$142	$255
Current maturities of finance lease liabilities	155	162
Current maturities of operating lease liabilities	205	199
Accounts payable	2,190	2,042
Accrued expenses	1,685	1,584
Deferred revenue	124	119
Total current liabilities	4,501	4,361
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	127	134
Finance lease liabilities, less current maturities	50	68
Operating lease liabilities, less current maturities	520	574
Total liabilities	5,198	5,137
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at March 31, 2023 and December 31, 2022, 47 shares issued and outstanding at March 31, 2023 and December 31, 2022, liquidation preference of $78 at March 31, 2023	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2023 and December 31, 2022, 23,364,086 and 22,820,260 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	233	228
Additional paid-in capital	109,254	108,371
Accumulated deficit	(95,327)	(92,297)
Total Precipio, Inc. stockholders’ equity	14,160	16,302
Noncontrolling interest in joint venture	65	65
Total stockholders’ equity	14,225	16,367
Total liabilities and stockholders’ equity	$19,423	$21,504

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
SALES:
Service revenue, net	$2,068	$2,005
Other revenue	761	522
Revenue, net of contractual allowances and adjustments	2,829	2,527
Adjustment for allowance for doubtful accounts	(12)	(80)
Net sales	2,817	2,447
COST OF SALES:
Cost of service revenue	1,769	1,536
Cost of other revenue	299	208
Total cost of sales	2,068	1,744
Gross profit	749	703
OPERATING EXPENSES:
Operating expenses	3,775	5,512
OPERATING LOSS	(3,026)	(4,809)
OTHER (EXPENSE) INCOME:
Interest expense, net	(4)	2
Warrant revaluation	—	222
Gain on settlement of liability	—	1
Total other (expense) income	(4)	225
LOSS BEFORE INCOME TAXES	(3,030)	(4,584)
INCOME TAX EXPENSE	—	—
NET LOSS	(3,030)	(4,584)

Less: Net income attributable to noncontrolling interest in joint venture	—	(6)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(3,030)	$(4,590)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.20)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	23,211,838	22,708,587

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2023	47	$—	22,820,260	$228	$108,371	$(92,297)	$16,302	$65	$16,367
Net (loss) income	—	—	—	—	—	(3,030)	(3,030)	—	(3,030)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	543,826	5	433	—	438	—	438
Stock-based compensation	—	—	—	—	450	—	450	—	450
Balance, March 31, 2023	47	$—	23,364,086	$233	$109,254	$(95,327)	$14,160	$65	$14,225

	For the Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2022	47	$—	22,708,442	$227	$104,431	$(80,094)	$24,564	$40	$24,604
Net loss	—	—	—	—	—	(4,590)	(4,590)	6	(4,584)
Proceeds upon issuance of common stock from exercise of warrants	—	—	266	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,232	—	2,232	—	2,232
Balance, March 31, 2022	47	$—	22,708,708	$227	$106,663	$(84,684)	$22,206	$46	$22,252

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,030)	$(4,584)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	310	302
Amortization of operating lease right-of-use asset	49	46
Amortization of finance lease right-of-use asset	23	34
Amortization of deferred financing costs, debt discounts and debt premiums	—	1
Gain on settlement of liability	—	(1)
Stock-based compensation	450	2,232
Provision for losses on doubtful accounts	12	78
Warrant revaluation	—	(222)
Changes in operating assets and liabilities:
Accounts receivable	166	(535)
Inventories	162	42
Other assets	84	111
Accounts payable	141	448
Operating lease liabilities	(48)	(45)
Deferred revenue	5	3
Accrued expenses	101	(244)
Net cash used in operating activities	(1,575)	(2,334)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(10)
Net cash used in investing activities	(22)	(10)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(25)	(56)
Issuance of common stock, net of issuance costs	438	—
Principal payments on long-term debt	(120)	(7)
Net cash flows provided by (used in) financing activities	293	(63)
NET CHANGE IN CASH	(1,304)	(2,407)
CASH AT BEGINNING OF PERIOD	3,445	11,668
CASH AT END OF PERIOD	$2,141	$9,261

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$10	$9

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	7	7

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

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

The Company is working with Poplar Healthcare PLLC (“Poplar”) to dissolve the Joint Venture with an effective date of December 31, 2022.

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the three months ended March 31, 2023, the Company had a net loss of $3.0 million and net cash used in operating activities of $1.6 million. As of March 31, 2023, the Company had an accumulated deficit of $95.3 million and a negative working capital of $0.5 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the novel coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”). From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have received approximately $16.1 million in gross proceeds through the AGP Sales Agreement from the sale of 5,202,561 shares of common stock. The AGP Sales Agreement expired on April 13, 2023 in connection with the expiration of a registration statement on Form S-3 (File No. 333-237445).
●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). As of the date the condensed consolidated financial statements were issued, we have received less than $1,000 in gross proceeds through the AGP 2023 Sales Agreement from the sale of 500 shares of common stock, leaving the Company approximately $5.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2023.

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

Reclassification.

Certain reclassifications were made to the statements of cash flows related to splitting accruals and deferred revenue to separate lines in order to conform to the 2023 presentation. These reclassifications had no effect on previously reported retained earnings, net income, total assets or liabilities, or cash flows used in operating activities.

Recently Adopted Accounting Pronouncements.

In June 2016, the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. The Company adopted this guidance on January 1, 2023. The adoption of this standard was not material to our condensed consolidated financial statements.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 5,571,536 and 4,584,622 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2023 and 2022, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	March 31,
	2023	2022
Stock options	4,764,905	3,635,487
Warrants	689,131	831,635
Preferred stock	117,500	117,500
Total	5,571,536	4,584,622

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

(dollars in thousands)	March 31, 2023	December 31, 2022
Assets:
Accounts receivable, net	$256	$335
Total assets	$256	$335
Liabilities:
Accrued expenses	$17	$50
Total liabilities	$17	$50
Noncontrolling interest in Joint Venture	$65	$65
Total stockholders' equity	$129	$127

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	March 31, 2023	December 31, 2022
Connecticut Department of Economic and Community Development (DECD)	$169	$176
DECD debt issuance costs	(15)	(15)
Financed insurance loan	115	228
Total long-term debt	269	389
Current portion of long-term debt	(142)	(255)
Long-term debt, net of current maturities	$127	$134

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

Amortization of the debt issuance costs were less than $1,000 for the three months ended March 31, 2023 and 2022, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2022, the Company financed $0.4 million with a 5.99% interest rate and is obligated to make payments on a monthly basis through June 2023. As of March 31, 2023 and December 31, 2022, the Financed Insurance Loan’s outstanding balance of $0.1 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

4. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at March 31, 2023 and December 31, 2022 are as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Accrued expenses	$968	$983
Accrued compensation	561	491
Accrued franchise, property and sales and use taxes	137	91
Accrued interest	19	19
	$1,685	$1,584

The Company recorded certain settled reductions in accrued expenses and accounts payable as gains which are included in gain on settlement of liability, net in the condensed consolidated statements of operations. During the three months ended March 31, 2023 and 2022, zero and $1,000, respectively, were recorded as a gain on settlement of liability.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2025. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $1.2 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2023 and December 31, 2022.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three months ended March 31, 2023 and 2022, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.1 million as of March 31, 2023 and December 31, 2022, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets, net	$714	$763
Finance lease right-of-use assets, net (1)	234	257
Total lease assets	$948	$1,020

Liabilities:
Current:
Current maturities of operating lease liabilities	$205	$199
Current maturities of finance lease liabilities	155	162
Noncurrent:
Operating lease liabilities, less current maturities	520	574
Finance lease liabilities, less current maturities	50	68
Total lease liabilities	$930	$1,003
(1)	As of March 31, 2023 and December 31, 2022, finance lease right-of-use assets included $7,000 and $13,000, respectively, of assets related to finance leases associated with the HSRR program.

As of March 31, 2023 and December 31, 2022, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	March 31,	March 31,	March 31,
	2023	2023	2023
2023 (remaining)	$189	$69	$258
2024	239	80	319
2025	205	65	270
2026	195	26	221
Total lease obligations	828	240	1,068
Less: Amount representing interest	(103)	(35)	(138)
Present value of net minimum lease obligations	725	205	930
Less, current portion	(205)	(155)	(360)
Long term portion	$520	$50	$570

Other information as of March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	3.5	3.7
Finance leases	2.7	2.8
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	10.41%	10.31%

During the three months ended March 31, 2023 and 2022, operating cash flows from operating leases was $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was zero, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended March 31, 2023 and 2022, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022. The balances within these accounts are less than $0.1 million, respectively.

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

During the three months ended March 31, 2023 and 2022, the Company issued zero and 266 shares of its common stock, respectively, in connection with the exercise of zero and 266 warrants, respectively. The warrant exercises during the three months ended March 31, 2022 resulted in net cash proceeds to the Company of less than $1,000.

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

During the three months ended March 31, 2023, we received net proceeds of $0.4 million from the sale of 543,826 shares of common stock through AGP. There were no sales of common stock through AGP during the three months ended March 31, 2022. As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $15.6 million in net proceeds, after issuance costs of approximately $0.5 million, from the sale of 5,202,561 shares of common stock through AGP, including less than $0.1 million in net proceeds from the sale of 72,712 shares of common stock through AGP from April 1, 2023 through the date of issuance of this quarterly Report on From 10-Q.

The AGP Sales Agreement expired on April 13, 2023 in connection with the expiration of the registration statement on Form S-3 (File No. 333-237445). On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). See Note 11 – Subsequent Events for further discussion.

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

There were no conversions of Series B Preferred Stock during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1,000 per share and a conversion price of $0.40 per share, the outstanding shares of Series B Preferred Stock at March 31, 2023 were convertible into 117,500 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of March 31, 2023:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2018	April 2023	148,378	$5.40
(2)	2018	July 2023	29,343	$5.40
(3)	2018	August 2023	41,806	$5.40
(4)	2018	September 2023	40,719	$5.40
(5)	2018	November 2023	75,788	$5.40
(6)	2018	December 2023	51,282	$5.40
(7)	2019	April 2024	147,472	$5.40
(8)	2019	May 2024	154,343	$9.56
			689,131

(1) - (7)These warrants were issued in connection with a 2018 securities purchase agreement, as amended.

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

There were no deemed dividends recorded during the three months ended March 31, 2023 and 2022.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of March 31, 2023, Bridge Note Warrant Liabilities outstanding were the result of convertible note issuances on eight different dates in 2018 and 2019. The assumptions used in the valuation of the Bridge Note Warrant Liabilities include the following ranges: remaining life to maturity of 0.1 to 1.1 years; volatility rate of 56% to 79%; and risk-free rate of 4.63% to 4.97%. As of December 31, 2022, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 1.4 years; volatility rate of 69% to 77%; and risk free rate of 4.42 to 4.76%.

During the three months ended March 31, 2023 and 2022, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were comprised of the following:

Dollars in Thousands
	Three Months Ended March 31, 2023
	Bridge Note
	Warrant Liabilities
Beginning balance at January 1	$–	*
Total gains:
Revaluation recognized in earnings	–	*
Balance at March 31	$–	*
* Represents amount less than one thousand dollars

	Three Months Ended March 31, 2022
	Bridge Note
	Warrant Liabilities
Beginning balance at January 1	$606
Total gains:
Revaluation recognized in earnings	(222)
Balance at March 31	$384

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 4,993,866 at March 31, 2023, of which 227,662 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the three months ended March 31, 2023, the shares authorized for issuance increased by 1,141,013 shares.

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

During the three months ended March 31, 2023, the Company granted stock options to purchase up to 1,100,600 shares of common stock at a weighted average exercise price of $0.62 per share. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $0.59. The fair value calculation of options granted during the three months ended March 31, 2023 used the following assumptions: risk free interest rate of 3.66%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 162% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the three months ended March 31, 2023:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2023	3,681,336	$2.84
Granted	1,100,600	0.62
Forfeited	(17,031)	1.80
Outstanding at March 31, 2023	4,764,905	$2.33
Exercisable at March 31, 2023	2,482,475	$3.05

As of March 31, 2023, there were 4,054,451 options that were vested or expected to vest with aggregate intrinsic value of less than $0.1 million and a remaining weighted average contractual life of 8.3 years.

During the three months ended March 31, 2022, there were 1,004,000 options granted with a weighted average exercise price of $1.54 per share and 3,800 options forfeited with a weighted average exercise price of $4.95 per share.

For the three months ended March 31, 2023 and 2022, we recorded non-cash stock-based compensation expense for all stock awards of $0.5 million and $2.2 million, respectively, within operating expense in the accompanying statements of operations. As of March 31, 2023, the unrecognized compensation expense related to unvested stock awards was $3.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Reagents and other diagnostic products

Control of reagents and other diagnostic products are transferred to the customer at a point in time and, as such, the Company recognizes these revenues at a point in time based on the delivery method. These revenues include revenues from reagent sets for our HSRR program and other product sales and are included in other revenue in our condensed consolidated statements of operations.

Equipment leasing

The Company accounts for sales-type leases within the scope of ASC 842, Leases, as ASC 606 specifically excludes leases from its guidance. The sales-type leases result in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in leased asset.  Revenue from sales-type leases is recognized upfront on the commencement date of the lease and is included in other revenue in our condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, revenue from sales-type leases was zero, respectively.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	Diagnostic Testing
	2023	2022
Medicaid	$8	$15
Medicare	880	974
Self-pay	80	49
Third party payers	1,100	967
Service revenue, net	$2,068	$2,005

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the period ended March 31, 2023 and December 31, 2022, the deferred revenue was $0.1 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2023	2022	2023	2022	2023	2022
Medicaid	$8	$15	$—	$—	$8	$15
Medicare	880	974	—	—	880	974
Self-pay	80	49	—	—	80	49
Third party payers	3,835	3,385	(2,735)	(2,418)	1,100	967
	4,803	4,423	(2,735)	(2,418)	2,068	2,005
Other	761	522	—	—	761	522
	$5,564	$4,945	$(2,735)	$(2,418)	$2,829	$2,527

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2023	2022	2023	2022	2023	2022
Medicaid	$8	$15	$(4)	$(7)	$4	$8
Medicare	880	974	—	(24)	880	950
Self-pay	80	49	(8)	—	72	49
Third party payers	1,100	967	—	(49)	1,100	918
	2,068	2,005	(12)	(80)	2,056	1,925
Other	761	522	—	—	761	522
	$2,829	$2,527	$(12)	$(80)	$2,817	$2,447

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	March 31, 2023	December 31, 2022
Medicaid	$31	$34
Medicare	1,080	1,124
Self-pay	252	291
Third party payers	1,446	1,888
Contract diagnostic services and other	415	53
	$3,224	$3,390
Less allowance for doubtful accounts	(2,366)	(2,354)
Accounts receivable, net	$858	$1,036

The following table presents the roll-forward of the allowance for doubtful accounts for the three months ended March 31, 2023.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2023		$(2,354)
Collection Allowance:
Medicaid	$(4)
Medicare	—
Self-pay	(8)
Third party payers	—
	(12)
Bad debt expense	$—
Total charges		(12)
Balance, March 31, 2023		$(2,366)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Accounts receivable, as of
	Three Months Ended
	March 31,		March 31,	December 31,
	2023	2022	2023	2022

Customer A	18%	*	31%	*
Customer B	*	10%	*	*
Customer C	*	*	*	12%
Customer D	*	*	12%	*

* represents less than 10%

11. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2023 through the date of this Quarterly Report on Form 10-Q, and any material subsequent events are reported below.

At The Market Offering Agreement

On April 14, 2023, the Company entered into a Sales Agreement with AGP, pursuant to which the Company may offer and sell from time to time shares (the “Shares”) of its common stock, par value $0.01 per share (the “Common Stock”) to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”), in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “ATM Offering”).  AGP will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of Shares pursuant to the AGP 2023 Sales Agreement. The Company has filed a prospectus to its registration statement on Form S-3 (File No. 333-271277), as amended, offering shares of common stock having an aggregate gross sales price of up to $5,800,000 pursuant to the AGP 2023 Sales Agreement.

As of the date the condensed consolidated financial statements were issued, we have received less than $1,000 in gross proceeds through the AGP 2023 Sales Agreement from the sale of 500 shares of common stock, leaving the Company approximately $5.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

Nasdaq Delisting Notice

As previously reported, on October 28, 2022, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for its common stock had been below $1.00 for the previous 30 consecutive business days, and that it was therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). The notice indicated that it would have 180 calendar days, or until April 26, 2023, to regain compliance with the Bid Price Rule.

On April 27, 2023, Nasdaq notified the Company that it is eligible for an extension to comply with the Bid Price Rule until October 23 2023, by which date the Company must evidence compliance for at least ten consecutive business days. If compliance cannot be demonstrated by October 23, 2023, Nasdaq will provide written notification that the Company’s common stock will be delisted. In the event of such a notification, the Company may appeal Nasdaq’s determination, but there can be no assurance Nasdaq would grant any such request for continued listing.

 The Company intends to monitor the closing bid price of its common stock and may, if appropriate, evaluate various courses of action to regain compliance with the Bid Price Rule. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic which is uncertain and will depend on future developments, our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest and inflation costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties with the ongoing Russia and Ukraine conflict, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission (the “SEC”). In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the Securities and Exchange Commission on March 30, 2023. Results for the three months ended March 31, 2023 are not necessarily indicative of results that may be attained in the future.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the three months ended March 31, 2023, the Company had a net loss of $3.0 million and net cash used in operating activities of $1.6 million. As of March 31, 2023, the Company had an accumulated deficit of $95.3 million and negative working capital of $0.5 million. The Company’s ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $22.0 million, to or through AGP, as sales agent (the “AGP Sales Agreement”). From April 2, 2021 through the date the condensed consolidated financial statements were issued, we have received approximately $16.1 million in gross proceeds through the AGP Sales Agreement from the sale of 5,202,561 shares of common stock. The AGP Sales Agreement expired on April 13, 2023 in connection with the expiration of a registration statement on Form S-3 (File No. 333-237445).
●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). As of the date the condensed consolidated financial statements were issued, we have received less than $1,000 in gross proceeds through the AGP 2023 Sales Agreement from the sale of 500 shares of common stock, leaving the Company approximately $5.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2023	2022	$	%
Service revenue, net, less allowance for doubtful accounts	$2,056	$1,925	$131	7%
Other	761	522	239	46%
Net Sales	$2,817	$2,447	$370	15%

Net sales for the three months ended March 31, 2023 were approximately $2.8 million, an increase of $0.4 million as compared to the same period in 2022. During the three months ended March 31, 2023, patient diagnostic service revenue increased $0.1 million as compared to the same period in 2022. This increase was due to a greater number of cases processed in the current year period. We processed 1,196 cases during the three months ended March 31, 2023 as compared to 997 cases during the same period in 2022, or a 20% increase in cases.  Other revenue increased by $0.2 million for the three months ended March 31, 2023 as compared to the same period in 2022. The other revenues were primarily related to increased sales of our HemeScreen product as a result of a greater number of customers purchasing reagents during the current year period.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.3 million for the three months ended March 31, 2023 as compared to the same period in 2022.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2023	2022	2023	2022
Gross Profit	$749	$703	27%	29%

Gross margin was 27% of total net sales, for the three months ended March 31, 2023, as compared to 29% of total net sales for the same period in 2022. Gross profit was approximately $0.7 million during the three months ended March 31, 2023 and 2022, respectively. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses decreased by $1.8 million to $3.8 million for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease included a decrease of $0.6 million in general and administrative expenses, which was due to a decrease of $0.2 million in personnel costs and a decrease of $0.4 million in legal expenses, and a decrease of $1.8 million in stock-based compensation expenses for the three months ended March 31, 2023. These decreases were partially offset by a $0.6 million increase in sales and marketing expenses due mainly to increased personnel costs as we expanded our product sales force starting in the second half of 2022 and an increase in research and development expenses of less than $0.1 million.

Other (Expense) Income. We recorded net other expense $4,000 for the three months ended March 31 2023 which was related to net interest expense. During the three months ended March 31, 2022, we recorded net other income of $0.2 million which was primarily attributable to non-cash income recorded on warrant revaluations.

Liquidity and Capital Resources

Our working capital positions were as follows:

	March 31, 2023	December 31, 2022	Change
Current assets (including cash of $2,141 and $3,445 respectively)	$3,995	$5,710	$(1,715)
Current liabilities	4,501	4,361	140
Working capital	$(506)	$1,349	$(1,855)

During the three months ended March 31, 2023 we received net proceeds of $0.4 million from sale of 543,826 shares of our common stock.

Analysis of Cash Flows – Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(1,575)	$(2,334)	$759
Net cash used in investing activities	(22)	(10)	(12)
Net cash (used in) provided by financing	293	(63)	356
Net change in cash	$(1,304)	$(2,407)	$1,103

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $1.6 million during the three months ended March 31, 2023 included a net loss of $3.0 million and a decrease in operating lease liabilities of less than $0.1 million. These were partially offset by a decrease in accounts receivables of $0.2 million, a decrease in inventories of $0.2 million, a decrease in other assets of $0.1 million, an increase in accounts payable of $0.1 million, an increase accrued expenses of $0.1 million, and non-cash adjustments of $0.8 million. The non-cash adjustments included $12,000 for the change in provision for losses on doubtful accounts. We routinely provide a reserve for doubtful accounts as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $0.8 million include, among other things, depreciation and amortization, warrant revaluations and stock-

based compensation. The cash flows used in operating activities of approximately $2.3 million during the three months ended March 31, 2022 included a net loss of $4.6 million, an increase in accounts receivables of $0.5 million, a decrease accrued expenses and other liabilities of $0.2 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by a decrease in inventories and other assets of $0.1 million, an increase in accounts payable of $0.4 million and non-cash adjustments of $2.5 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows provided by financing activities totaled $0.3 million for the three months ended March 31, 2023, which included $0.4 million of proceeds from the issuance of common stock partially offset by payments on our long-term debt and finance lease obligations of $0.1 million. Cash flows used by financing activities totaled $0.1 million for the three months ended March 31, 2022, which included payments on our long-term debt and finance lease obligations of $0.1 million.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of March 31, 2023 and December 31, 2022, other than certain purchase commitments of approximately $1.2 million and $1.3 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of our financial statements may involve the use of management judgments and estimates. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances. Further, we evaluate our judgments and estimates from time to time as circumstances change. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CPA Global provides us with certain patent management services. As previously reported, on February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2023 and December 31, 2022.

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and other filings we make with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. At March 31, 2023, we had working capital of negative $0.5 million. For the three months ended March 31, 2023, we had an operating cash flow deficit of $1.6 million and a net loss of $3.0 million. For the period ended March 31, 2023, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses through at least 2023 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of March 31, 2023, we had cash of $2.1 million and our working capital was negative $0.5 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

On April 27, 2023, Nasdaq notified us that we are eligible for an extension to comply with the Bid Price Rule until October 23 2023, by which date we must evidence compliance for at least ten consecutive business days along with compliance of other Nasdaq listing rules. If compliance cannot be demonstrated by October 23, 2023, Nasdaq will provide written notification that our common stock will be delisted. In the event of such a notification, we may appeal Nasdaq’s determination, but there can be no assurance Nasdaq would grant any such request for continued listing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

10.1	Factoring Agreement, dated March 27, 2023, by and between the Company and Culain Capital Funding LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2023).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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

PRECIPIO, INC.

Date: May 12, 2023	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/S/ MATTHEW GAGE
Matthew Gage
Interim Chief Financial Officer (Principal Financial and Accounting Officer)