Form 10-Q
period 2023-06-30
Precipio, Inc.
filed 2023-08-11
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the number of shares of common stock outstanding was 27,562,298.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2023
	(unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$2,573	$3,445
Accounts receivable, net	884	1,036
Inventories	537	708
Other current assets	354	521
Total current assets	4,348	5,710

PROPERTY AND EQUIPMENT, NET	791	877

OTHER ASSETS:
Finance lease right-of-use assets, net	214	257
Operating lease right-of-use assets, net	722	763
Intangibles, net	13,293	13,768
Other assets	104	129
Total assets	$19,472	$21,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$27	$255
Current maturities of finance lease liabilities	155	162
Current maturities of operating lease liabilities	225	199
Accounts payable	2,402	2,042
Accrued expenses	1,895	1,584
Deferred revenue	17	119
Total current liabilities	4,721	4,361
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	120	134
Finance lease liabilities, less current maturities	31	68
Operating lease liabilities, less current maturities	509	574
Total liabilities	5,381	5,137
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at June 30, 2023 and December 31, 2022, 47 shares issued and outstanding at June 30, 2023 and December 31, 2022, liquidation preference of $46 at June 30, 2023	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2023 and December 31, 2022, 27,562,298 and 22,820,260 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	275	228
Additional paid-in capital	111,371	108,371
Accumulated deficit	(97,620)	(92,297)
Total Precipio, Inc. stockholders’ equity	14,026	16,302
Noncontrolling interest in joint venture	65	65
Total stockholders’ equity	14,091	16,367
Total liabilities and stockholders’ equity	$19,472	$21,504

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SALES:
Service revenue, net	$2,768	$2,226	$4,836	$4,231
Other revenue	877	220	1,638	742
Revenue, net of contractual allowances and adjustments	3,645	2,446	6,474	4,973
Adjustment for allowance for doubtful accounts	(112)	(87)	(124)	(167)
Net sales	3,533	2,359	6,350	4,806
COST OF SALES:
Cost of service revenue	1,880	1,366	3,649	2,902
Cost of other revenue	282	220	581	428
Total cost of sales	2,162	1,586	4,230	3,330
Gross profit	1,371	773	2,120	1,476
OPERATING EXPENSES:
Operating expenses	3,663	3,206	7,438	8,718
OPERATING LOSS	(2,292)	(2,433)	(5,318)	(7,242)
OTHER (EXPENSE) INCOME:
Interest expense, net	(1)	(2)	(5)	—
Warrant revaluation	–	297	–	519
Gain on settlement of liability	–	–	–	1
Total other (expense) income	(1)	295	(5)	520
LOSS BEFORE INCOME TAXES	(2,293)	(2,138)	(5,323)	(6,722)
INCOME TAX EXPENSE	–	–	–	—
NET LOSS	(2,293)	(2,138)	(5,323)	(6,722)

Less: Net income attributable to noncontrolling interest in joint venture	–	(6)	–	(12)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS	$(2,293)	$(2,144)	$(5,323)	$(6,734)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.09)	$(0.22)	$(0.30)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	24,362,785	22,708,708	23,790,491	22,708,648

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, April 1, 2023	47	$—	23,364,086	$233	$109,254	$(95,327)	$14,160	$65	$14,225
Net (loss) income	—	—	—	—	—	(2,293)	(2,293)	—	(2,293)
Issuance of common stock in connection with purchase agreements, net of issuance costs	—	—	4,125,000	41	1,719	—	1,760	—	1,760
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	73,212	1	46	—	47	—	47
Stock-based compensation	—	—	—	—	352	—	352	—	352
Balance, June 30, 2023	47	$—	27,562,298	$275	$111,371	$(97,620)	$14,026	$65	$14,091

	For the Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2023	47	$—	22,820,260	$228	$108,371	$(92,297)	$16,302	$65	$16,367
Net (loss) income	—	—	—	—	—	(5,323)	(5,323)	—	(5,323)
Issuance of common stock in connection with purchase agreements	—	—	4,125,000	41	1,719	—	1,760	—	1,760
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	617,038	6	479	—	485	—	485
Stock-based compensation	—	—	—	—	802	—	802	—	802
Balance, June 30, 2023	47	$—	27,562,298	$275	$111,371	$(97,620)	$14,026	$65	$14,091

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, April 1, 2022	47	$—	22,708,708	$227	$106,663	$(84,684)	$22,206	$46	$22,252
Net loss	—	—	—	—	—	(2,144)	(2,144)	6	(2,138)
Stock-based compensation	—	—	—	—	451	—	451	—	451
Balance, June 30, 2022	47	$—	22,708,708	$227	$107,114	$(86,828)	$20,513	$52	$20,565

	For the Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2022	47	$—	22,708,442	$227	$104,431	$(80,094)	$24,564	$40	$24,604
Net loss	—	—	—	—	—	(6,734)	(6,734)	12	(6,722)
Proceeds upon issuance of common stock from exercise of warrants	—	—	266	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,683	—	2,683	—	2,683
Balance, June 30, 2022	47	$—	22,708,708	$227	$107,114	$(86,828)	$20,513	$52	$20,565

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,323)	$(6,722)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	621	604
Amortization of operating lease right-of-use asset	99	93
Amortization of finance lease right-of-use asset	43	67
Amortization of deferred financing costs, debt discounts and debt premiums	1	2
Gain on settlement of liability	—	(1)
Stock-based compensation	802	2,683
Provision for losses on doubtful accounts	124	165
Warrant revaluation	—	(519)
Changes in operating assets and liabilities:
Accounts receivable	28	(595)
Inventories	171	(78)
Other assets	192	207
Accounts payable	353	692
Operating lease liabilities	(97)	(90)
Deferred revenue	(102)	(5)
Accrued expenses	311	(483)
Net cash used in operating activities	(2,777)	(3,980)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54)	(106)
Net cash used in investing activities	(54)	(106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(44)	(95)
Issuance of common stock, net of issuance costs	2,245	—
Principal payments on long-term debt	(242)	(14)
Net cash flows provided by (used in) financing activities	1,959	(109)
NET CHANGE IN CASH	(872)	(4,195)
CASH AT BEGINNING OF PERIOD	3,445	11,668
CASH AT END OF PERIOD	$2,573	$7,473

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$18	$19

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	7	7
Operating lease right-of-use assets obtained in exchange for operating lease obligations	58	92

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2023 and 2022

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

The Company is working with Poplar Healthcare PLLC (“Poplar”) to dissolve the Joint Venture with an effective date of December 31, 2022. This is expected to be completed in Q4 2023.

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the six months ended June 30, 2023, the Company had a net loss of $5.3 million and net cash used in operating activities of $2.8 million. As of June 30, 2023, the Company had an accumulated deficit of $97.6 million and a negative working capital of $0.4 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and the coronavirus (“COVID-19”) pandemic, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of Common Stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. As of the date the condensed consolidated financial statements were issued, we have received less than $1 thousand in gross proceeds through the AGP 2023 Sales Agreement from the sale of 500 shares of common stock. The Company has approximately $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement. See Note 7 Stockholders’ Equity, AGP 2023 Sales Agreement, for further discussion.
●	On June 8, 2023, the Company entered into a securities purchase agreement pursuant to which it received $2.0 million in gross proceeds through the sale of 4,125,000 shares of common stock and warrants to purchase shares of our common stock. Issuance costs were approximately $0.2 million and the Company intends to use the net proceeds for working capital and general corporate purposes. See Note 7 Stockholders’ Equity, Registered Direct Offering, for further discussion.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2023.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted loss per share due to the negligible exercise price of the pre-funded warrants. Options, warrants and conversion rights pertaining to 14,183,186 and 4,600,457 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2023 and 2022, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	June 30,
	2023	2022
Stock options	4,636,043	3,660,457
Warrants	9,429,643	822,500
Preferred stock	117,500	117,500
Total	14,183,186	4,600,457

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

(dollars in thousands)	June 30, 2023	December 31, 2022
Assets:
Accounts receivable, net	$224	$335
Total assets	$224	$335
Liabilities:
Accrued expenses	$17	$50
Total liabilities	$17	$50
Noncontrolling interest in Joint Venture	$65	$65
Total stockholders' equity	$127	$127

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	June 30, 2023	December 31, 2022
Connecticut Department of Economic and Community Development (DECD)	$161	$176
DECD debt issuance costs	(14)	(15)
Financed insurance loan	—	228
Total long-term debt	147	389
Current portion of long-term debt	(27)	(255)
Long-term debt, net of current maturities	$120	$134

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended June 30, 2023 and 2022, respectively, and $1 thousand and $2 thousand for the six months ended June 30, 2023 and 2022, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2022, the Company financed $0.4 million with a 5.99% interest rate and is obligated to make payments on a monthly basis through June 2023. As of June 30 2023 and December 31, 2022, the Financed Insurance Loan’s outstanding balance of zero and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheet. A corresponding prepaid asset was included in other current assets.

4. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at June 30, 2023 and December 31, 2022 are as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Accrued expenses	$1,004	$983
Accrued compensation	758	491
Accrued franchise, property and sales and use taxes	114	91
Accrued interest	19	19
	$1,895	$1,584

The Company recorded certain settled reductions in accrued expenses and accounts payable as gains which are included in gain on settlement of liability, net in the condensed consolidated statements of operations. During the three months ended June 30, 2023 and 2022, there were no gains recorded on settlements of liability. During the six months ended June 30, 2023 and 2022, zero and $1 thousand, respectively, were recorded as a gain on settlement of liability.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2025. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $0.8 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2023 and December 31, 2022.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three and six months ended June 30, 2023 and 2022, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.1 million as of June 30, 2023 and December 31, 2022, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets, net	$722	$763
Finance lease right-of-use assets, net (1)	214	257
Total lease assets	$936	$1,020

Liabilities:
Current:
Current maturities of operating lease liabilities	$225	$199
Current maturities of finance lease liabilities	155	162
Noncurrent:
Operating lease liabilities, less current maturities	509	574
Finance lease liabilities, less current maturities	31	68
Total lease liabilities	$920	$1,003
(1)	As of June 30, 2023 and December 31, 2022, finance lease right-of-use assets included $5 thousand and $13 thousand, respectively, of assets related to finance leases associated with the HSRR program.

As of June 30, 2023 and December 31, 2022, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	June 30,	June 30,	June 30,
	2023	2023	2023
2023 (remaining)	$136	$45	$181
2024	258	80	338
2025	224	65	289
2026	214	26	240
Total lease obligations	832	216	1,048
Less: Amount representing interest	(98)	(30)	(128)
Present value of net minimum lease obligations	734	186	920
Less, current portion	(225)	(155)	(380)
Long term portion	$509	$31	$540

Other information as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	3.3	3.7
Finance leases	2.5	2.8
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	10.48%	10.31%

During the six months ended June 30, 2023 and 2022, operating cash flows from operating leases was $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was $0.1 million, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and six months ended June 30, 2023 and 2022, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. The balances within these accounts are less than $0.1 million, respectively.

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

During the three and six months ended June 30, 2023 and 2022, the Company issued zero and 266 shares of its common stock, respectively, in connection with the exercise of zero and 266 warrants, respectively. The warrant exercises during the three and six months ended June 30, 2022 resulted in net cash proceeds to the Company of zero and less than $1 thousand, respectively.

At The Market Offering Agreement

AGP Sales Agreement

On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company was permitted to offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million. Shares can be sold either directly to or through AGP as a sales agent (the “AGP Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “2021 ATM Offering”). The Company is limited in the number of shares it can sell in the 2021 ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP Sales Agreement.

The sale of our shares of Common Stock to or through AGP, will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2020, for an aggregate offering price of up to $50.0 million.

Under the AGP Sales Agreement, Shares were permitted to be sold by any method permitted by law deemed to be an “at the market offering.” AGP will also be able to sell shares of Common Stock by any other method permitted by law, including in negotiated transactions with the Company’s prior written consent. Upon delivery of a placement notice and subject to the terms and conditions of the AGP Sales Agreement, AGP was required to use its commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Capital Market to sell the Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. AGP is not under any obligation to purchase any of the Shares on a principal basis pursuant to the AGP Sales Agreement, except as otherwise agreed by AGP and the Company in writing and expressly set forth in a placement notice. AGP’s obligations to sell the Shares under the AGP Sales Agreement are subject to satisfaction of certain conditions, including customary closing conditions. The Company is not obligated to make any sales of Shares under the AGP Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

The Company agreed to pay AGP a cash fee of 3.0% of the aggregate gross proceeds from the sale of the Shares on the Company’s behalf pursuant to the AGP Sales Agreement. The AGP Sales Agreement contains representations, warranties and covenants that are customary for transactions of this type. In addition, the Company has provided AGP with customary indemnification and contribution rights. The Company also agreed to reimburse AGP for certain specified expenses, including the expenses of counsel to AGP. The offering of the Shares pursuant to the AGP Sales Agreement terminated upon the expiration of the Company’s Registration Statement on Form S-3 (File No. 333-237445).

During the three and six months ended June 30, 2023, we received net proceeds of $0.1 million and $0.5 million from the sale of 72,712 and 616,538 shares of common stock through the AGP Sales Agreement. There were no sales of common stock through AGP during the three and six months ended June 30, 2022.

As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $15.6 million in net proceeds, after issuance costs of approximately $0.5 million, from the sale of 5,202,561 shares of common stock pursuant to the AGP Sales Agreement.

AGP 2023 Sales Agreement

On April 14, 2023, the Company entered into a Sales Agreement with AGP, pursuant to which the Company may offer and sell from time to time shares (the “Shares”) of its common stock, par value $0.01 per share (the “Common Stock”) to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”), in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares.  AGP will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of Shares pursuant to the AGP 2023 Sales Agreement.

The sale of our shares of Common Stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023, for an aggregate offering price of up to $5.8 million.

During the three and six months ended June 30, 2023, we received net proceeds of less than $1 thousand, respectively, from the sales of 500 shares of common stock pursuant to the AGP 2023 Sales Agreement. As a result of sales already made through the AGP 2023 Sales Agreement and the Registered Direct Offering, mentioned below, the Company has approximately $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

Registered Direct Offering

On June 8, 2023, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of: (i) 4,125,000 shares (the “Shares”) of its common stock, $0.01 par value (the “Common Stock”), at a price of $0.45 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 319,445 shares of Common Stock, at a price of $0.449 per Pre-Funded Warrant. The Company reviewed the provisions of the Pre-Funded Warrants to determine the balance sheet classification and concluded that these warrants are to be classified as equity and are not subject to remeasurement on each balance sheet date. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.001 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of June 30, 2023, no Pre-Funded Warrants have been exercised.

In a concurrent private placement (the “Private Placement” and together with the Registered Direct Offering, the “Offering”), pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchasers, for no additional consideration, warrants (the “RDO Common Warrants” and, together with the Shares and the Pre-Funded Warrants, the

“Securities”) to purchase up to 8,888,890 shares of Common Stock. The Company reviewed the provisions of the RDO Common Warrants to determine the balance sheet classification and concluded that these warrants are to be classified as equity and are not subject to remeasurement on each balance sheet date. The RDO Common Warrants are exercisable beginning six months after the date of issuance, have an exercise price of $0.63 per share, and will expire December 12, 2028. The fair value of the RDO Common Warrants of approximately $3.5 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years; risk free rate of 3.89%; volatility of 143%; and share price of $0.45 per share based on the trading price of the Company’s common stock. The Company allocated $1.3 million of the issuance proceeds to the RDO Common Warrants based on the relative fair value of the RDO Common Warrants, Common Stock and Pre-Funded Warrants issued in the Offering. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

The Registered Direct Offering resulted in gross proceeds to the Company of approximately $2.0 million. The net proceeds to the Company from the Registered Direct Offering are approximately $1.8 million, excluding any proceeds that may be received upon the cash exercise of the RDO Common Warrants, after deducting the financial advisor’s fees and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Registered Direct Offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments and others.

The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions. Additionally, each of the directors and executive officers of the Company, pursuant to lock-up agreements (the “Lock-Up Agreements”), agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, during the 90-day period following the closing of the Registered Direct Offering. The Purchase Agreement also requires the Company to use commercially reasonable efforts to file a registration statement with the SEC to register the resale by the Purchasers of the shares of Common Stock issuable upon exercise of the RDO Common Warrants within thirty (30) days of the date of the Purchase Agreement. The Company filed this registration statement on Form S-1 (File No. 333-273172), which was declared effective by the SEC on July 19, 2023.

On June 7, 2023, the Company also entered into a financial advisory agreement (the “Financial Advisor Agreement”) with A.G.P./Alliance Global Partners (the “Financial Advisor”). Pursuant to the terms of the Financial Advisor Agreement, the Financial Advisor agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company paid the Financial Advisor a cash fee of $140,000 generated from the sale of the Shares and Pre-Funded Warrants.

The Financial Advisor Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Financial Advisor, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties, and termination provisions.

Pursuant to the Purchase Agreement, the Company has agreed that, subject to certain exceptions, (i) it will not issue any shares of common stock or securities exercisable or convertible into shares of common stock or to file any registration statement or amendment or supplement thereto for a period of ninety (90) days following the closing of the Offering and that (ii) it will not enter into a variable rate transaction for a period of one hundred eighty (180) days following the closing of the Offering.

The Registered Direct Offering was made pursuant to the 2023 Registration Statement, as supplemented by a prospectus supplement dated June 9, 2023. There is $3.8 million of remaining availability under the 2023 Registration Statement.

Preferred Stock.

The Company’s Board of Directors is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, from time to time, with such designations, powers, preferences and rights and such qualifications, limitations and restrictions as may be provided in a resolution or resolutions adopted by the Board of Directors.

Series B Preferred Stock.

The Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with the State of Delaware, which designates 6,900 shares of our preferred stock as Series B Preferred Stock. The Series B Preferred Stock has a stated value of $1 thousand per share and a par value of $0.01 per share. The Series B Preferred Stock includes a beneficial ownership blocker but has no dividend rights (except to the extent dividends are also paid on the common stock). On August 28, 2017, the Company completed an underwritten public offering consisting of the Company’s Series B Preferred Stock and warrants.

The conversion price of the Series B Preferred Stock contains a down round feature. The Company will recognize the effect of the down round feature when it is triggered. At that time, the effect would be treated as a deemed dividend and as a reduction of income available to common shareholders in our basic earnings per share calculation.

There were no conversions of Series B Preferred Stock during the three and six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $0.40 per share, the outstanding shares of Series B Preferred Stock at June 30, 2023 were convertible into 117,500 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of June 30, 2023:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2018	July 2023	29,343	$5.40
(2)	2018	August 2023	41,806	$5.40
(3)	2018	September 2023	40,719	$5.40
(4)	2018	November 2023	75,788	$5.40
(5)	2018	December 2023	51,282	$5.40
(6)	2019	April 2024	147,472	$5.40
(7)	2019	May 2024	154,343	$9.56
(8)	2023	None	319,445	$0.001
(9)	2023	December 2028	8,888,890	$0.63
			9,749,088

(1) - (6)These warrants were issued in connection with a 2018 securities purchase agreement, as amended.

(7) These warrants were issued in connection with convertible notes issued in May 2019.

(8) – (9) These warrants were issued in connection with the 2023 registered direct offering and concurrent private placement and are the pre-funded warrants and RDO common warrants discussed below.

There were 266 warrants exercised during the six months ended June 30, 2022 for proceeds to the Company of less than $1 thousand. During the six months ended June 30, 2022, the intrinsic value of the warrants exercised was less than $1 thousand.

During the three and six months ended June 30, 2023, 148,378 warrants expired, respectively. The warrants had been issued in connection with transactions that were completed in 2018.

Pre-Funded Warrants. In connection with the Purchase Agreement in June 2023, the Company issued 319,445 Pre-Funded Warrants to purchase up to 319,445 shares of Common Stock, at a price of $0.449 per Pre-Funded Warrant. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.001 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. Shares of the Company’s common stock underlying Pre-Funded warrants are included in the calculation of basic loss per share due to the negligible exercise price of the Pre-Funded warrants.

RDO Common Warrants. In connection with the Purchase Agreement in June 2023, the Company issued 8,888,890 RDO Common Warrants to purchase up to 8,888,890 shares of Common Stock. The RDO Common Warrants are exercisable beginning six months after the date of issuance, have an exercise price of $0.63 per share, and will expire December 12, 2028.

Deemed Dividends

Certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share.

There were no deemed dividends recorded during the three and six months ended June 30, 2023 and 2022.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of June 30, 2023, Bridge Note Warrant Liabilities outstanding were the result of convertible note issuances on various dates in 2018 and 2019. The assumptions used in the valuation of the Bridge Note Warrant Liabilities include the following ranges: remaining life to maturity of 0.03 to 0.9 years; volatility rate of 80% to 121%; and risk-free rate of 5.24% to 5.47%. As of December 31, 2022, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 1.4 years; volatility rate of 69% to 77%; and risk free rate of 4.42 to 4.76%.

During the three and six months ended June 30, 2023, the changes in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were less than $1 thousand, respectively.

The changes during the three and six months ended June 30, 2022 were comprised of the following:

Dollars in Thousands

Three Months Ended June 30, 2022
Bridge Note
Warrant Liabilities
Beginning balance at April 1	$384
Total gains:
Revaluation recognized in earnings	(297)
Balance at June 30	$87

Dollars in Thousands

Six Months Ended June 30, 2022
Bridge Note
Warrant Liabilities
Beginning balance at January 1	$606
Total gains:
Revaluation recognized in earnings	(519)
Balance at June 30	$87

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 4,993,866 at June 30, 2023, of which 356,517 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the six months ended June 30, 2023, the shares authorized for issuance increased by 1,141,013 shares.

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

During the six months ended June 30, 2023, the Company granted stock options to purchase up to 1,100,600 shares of common stock at a weighted average exercise price of $0.62 per share. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $0.59. The fair value calculation of options granted during the six months ended June 30, 2023 used the following assumptions: risk free interest rate of 3.66%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 162% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the six months ended June 30, 2023:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2023	3,681,336	$2.84
Granted	1,100,600	0.62
Forfeited	(145,893)	1.18
Outstanding at June 30, 2023	4,636,043	$2.36
Exercisable at June 30, 2023	2,668,542	$2.96

As of June 30, 2023, there were 4,076,932 options that were vested or expected to vest with aggregate intrinsic value of zero and a remaining weighted average contractual life of 8.0 years.

For the three and six months ended June 30, 2023, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million and $0.8 million, respectively, within operating expense in the accompanying statements of operations. For the three and six months ended June 30, 2022, we recorded non-cash stock-based compensation expense for all stock awards of $0.5 million and $2.7 million, respectively, within operating expense in the accompanying statements of operations. As of June 30, 2023, the unrecognized compensation expense related to unvested stock awards was $2.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

Equipment leasing

The Company accounts for sales-type leases within the scope of ASC 842, Leases, as ASC 606 specifically excludes leases from its guidance. The sales-type leases result in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in leased asset.  Revenue from sales-type leases is recognized upfront on the commencement date of the lease and is included in other revenue in our condensed consolidated statements of operations. For the three and six months ended June 30, 2023 and 2022, revenue from sales-type leases was zero, respectively.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended June 30,
(dollars in thousands)	Diagnostic Testing
	2023	2022
Medicaid	$5	$12
Medicare	1,165	1,076
Self-pay	36	48
Third party payers	1,562	1,090
Service revenue, net	$2,768	$2,226

	For the Six Months Ended June 30,
(dollars in thousands)	Diagnostic Testing
	2023	2022
Medicaid	$13	$27
Medicare	2,045	2,050
Self-pay	116	97
Third party payers	2,662	2,057
Service revenue, net	$4,836	$4,231

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended June 30, 2023 and December 31, 2022, the deferred revenue was $0.1 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2023	2022	2023	2022	2023	2022
Medicaid	$5	$12	$—	$—	$5	$12
Medicare	1,165	1,076	—	—	1,165	1,076
Self-pay	36	48	—	—	36	48
Third party payers	5,442	3,793	(3,880)	(2,703)	1,562	1,090
	6,648	4,929	(3,880)	(2,703)	2,768	2,226
Other	877	220	—	—	877	220
	$7,525	$5,149	$(3,880)	$(2,703)	$3,645	$2,446

	For the Six Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2023	2022	2023	2022	2023	2022
Medicaid	$13	$27	$—	$—	$13	$27
Medicare	2,045	2,050	—	—	2,045	2,050
Self-pay	116	97	—	—	116	97
Third party payers	9,277	7,178	(6,615)	(5,121)	2,662	2,057
	11,451	9,352	(6,615)	(5,121)	4,836	4,231
Other	1,638	742	—	—	1,638	742
	$13,089	$10,094	$(6,615)	$(5,121)	$6,474	$4,973

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2023	2022	2023	2022	2023	2022
Medicaid	$5	$12	$(2)	$(6)	$3	$6
Medicare	1,165	1,076	(23)	(27)	1,142	1,049
Self-pay	36	48	(4)	—	32	48
Third party payers	1,562	1,090	(83)	(54)	1,479	1,036
	2,768	2,226	(112)	(87)	2,656	2,139
Other	877	220	—	—	877	220
	$3,645	$2,446	$(112)	$(87)	$3,533	$2,359

	For the Six Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2023	2022	2023	2022	2023	2022
Medicaid	$13	$27	$(6)	$(13)	$7	$14
Medicare	2,045	2,050	(23)	(51)	2,022	1,999
Self-pay	116	97	(12)	—	104	97
Third party payers	2,662	2,057	(83)	(103)	2,579	1,954
	4,836	4,231	(124)	(167)	4,712	4,064
Other	1,638	742	—	—	1,638	742
	$6,474	$4,973	$(124)	$(167)	$6,350	$4,806

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	June 30, 2023	December 31, 2022
Medicaid	$24	$34
Medicare	1,199	1,124
Self-pay	239	291
Third party payers	1,424	1,888
Contract diagnostic services and other	476	53
	$3,362	$3,390
Less allowance for doubtful accounts	(2,478)	(2,354)
Accounts receivable, net	$884	$1,036

The following table presents the roll-forward of the allowance for doubtful accounts for the six months ended June 30, 2023.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2023		$(2,354)
Collection Allowance:
Medicaid	$(6)
Medicare	(23)
Self-pay	(12)
Third party payers	(83)
	(124)
Bad debt expense	$—
Total charges		(124)
Balance, June 30, 2023		$(2,478)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Net sales		Accounts receivable, as of
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022

Customer A	11%	*	14%	*	25%	*
Customer B	*	*	*	*	20%	*
Customer C	*	*	*	*	*	12%

* represents less than 10%

11. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2023 through the date of this Quarterly Report on Form 10-Q, and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the Securities and Exchange Commission on March 30, 2023. Results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be attained in the future.

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

In April 2020, we formed a Joint Venture with Poplar. Poplar provides specialized laboratory testing services to a nationwide client base of gastroenterologists, dermatologists, oncologists, urologists, gynecologists and their patients. The business purpose of the Joint Venture is to facilitate and capitalize on the combined capabilities, resources and healthcare industry relationships of its members by partnering, promoting and providing oncology services to office based physicians, hospitals and medical centers. Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51 % ownership. We have determined that we hold a variable interest in the Joint Venture and that we are the primary beneficiary of the Joint Venture. Due to this determination, we consolidate the Joint Venture. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this report for further discussion. We are working with Poplar to dissolve the Joint Venture with an effective date of December 31, 2022. This is expected to be completed in Q4 2023.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the six months ended June 30, 2023, the Company had a net loss of $5.3 million and net cash used in operating activities of $2.8 million. As of June 30, 2023, the Company had an accumulated deficit of $97.6 million and negative working capital of $0.4 million. The Company’s ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of Common Stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. As of the date the condensed consolidated financial statements were issued, we have received less than $1 thousand in gross proceeds through the AGP 2023 Sales Agreement from the sale of 500 shares of common stock. The Company approximately $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.
●	On June 8, 2023, the Company entered into a securities purchase agreement pursuant to which it received $2.0 million in gross proceeds through the sale of 4,125,000 shares of common stock and warrants to purchase shares of our common stock. Issuance costs were approximately $0.2 million and the Company intends to use the net proceeds for working capital and general corporate purposes.

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2023	2022	$	%
Service revenue, net, less allowance for doubtful accounts	$2,656	$2,139	$517	24%
Other	877	220	657	299%
Net Sales	$3,533	$2,359	$1,174	50%

Net sales for the three months ended June 30, 2023 were approximately $3.5 million, an increase of $1.2 million as compared to the same period in 2022. During the three months ended June 30, 2023, patient diagnostic service revenue increased $0.5 million as compared to the same period in 2022. This increase was due to a greater number of cases processed in the current year period. We processed 1,614 cases during the three months ended June 30, 2023 as compared to 1,009 cases during the same period in 2022, or a 60% increase in cases. The increase in revenue due to increased cases processed was partially offset by a decrease in the Company’s revenue per case in the current year period. Other revenue increased by $0.7 million for the three months ended June 30, 2023 as compared to the same period in 2022. The other revenues were primarily related to increased sales of our HemeScreen product as a result of a greater number of customers purchasing reagents during the current year period.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.6 million for the three months ended June 30, 2023 as compared to the same period in 2022.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2023	2022	2023	2022
Gross Profit	$1,371	$773	39%	33%

Gross margin was 39% of total net sales, for the three months ended June 30, 2023, as compared to 33% of total net sales for the same period in 2022. Gross profit was approximately $1.4 million and $0.7 million during the three months ended June 30, 2023 and 2022, respectively. The gross profit increased during the three months ended June 30, 2023, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased by $0.5 million to $3.7 million for the three months ended June 30, 2023 as compared to the same period in 2022. The increase included an increase of $0.3 million in general and administrative expenses, which was due to an increase in legal and professional fee expenses, an increase of $0.2 million increase in sales and marketing expenses due mainly to increased personnel costs as we expanded our product sales force starting in the second half of 2022 and an increase in research and development expenses of $0.1 million. These increases were partially offset by a decrease of $0.1 million in stock-based compensation expenses for the three months ended June 30, 2023.

Other (Expense) Income. We recorded net other expense of $1 thousand for the three months ended June 30, 2023 which was related to net interest expense. During the three months ended June 30, 2022, we recorded net other income of $0.3 million which was primarily attributable to non-cash income recorded on warrant revaluations.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2023	2022	$	%
Service revenue, net, less allowance for doubtful accounts	$4,712	$4,064	$648	16%
Other	1,638	742	896	121%
Net Sales	$6,350	$4,806	$1,544	32%

Net sales for the six months ended June 30, 2023 were approximately $6.4 million, an increase of $1.5 million as compared to the same period in 2022. During the six months ended June 30, 2023, patient diagnostic service revenue increased $0.6 million as compared to the same period in 2022. This increase was due to a greater number of cases processed in the current year period. We processed 2,810 cases during the six months ended June 30, 2023 as compared to 2,006 cases during the same period in 2022, or a 40% increase in cases.  Other revenue increased by $0.9 million for the six months ended June 30, 2023 as compared to the same period in 2022. The other revenues were primarily related to increased sales of our HemeScreen product as a result of a greater number of customers purchasing reagents during the current year period.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.9 million for the six months ended June 30, 2023 as compared to the same period in 2022.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2023	2022	2023	2022
Gross Profit	$2,120	1,476	33%	31%

Gross margin was 33% of total net sales, for the six months ended June 30, 2023, as compared to 31% of total net sales for the same period in 2022. Gross profit was approximately $2.1 million and $1.5 million during the six months ended June 30, 2023 and 2022, respectively. The gross profit increased during the six months ended June 30, 2023, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses decreased by

$1.3 million to $7.4 million for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease included a decrease of $0.3 million in general and administrative expenses, which was due to a decreases of $0.1 million in personnel costs, $0.1 million in legal and professional fee expenses and $0.1 million in other expenses, and a decrease of $1.9 million in stock-based compensation expenses for the six months ended June 30, 2023. These decreases were partially offset by a $0.8 million increase in sales and marketing expenses due mainly to increased personnel costs as we expanded our product sales force starting in the second half of 2022 and an increase in research and development expenses of $0.1 million.

Other (Expense) Income. We recorded net other expense $5,000 for the six months ended June 30, 2023 which was related to net interest expense. During the six months ended June 30, 2022, we recorded net other income of $0.5 million which was primarily attributable to non-cash income recorded on warrant revaluations.

Liquidity and Capital Resources

Our working capital positions were as follows:

	June 30, 2023	December 31, 2022	Change
Current assets (including cash of $2,573 and $3,445 respectively)	$4,348	$5,710	$(1,362)
Current liabilities	4,721	4,361	360
Working capital	$(373)	$1,349	$(1,722)

During the six months ended June 30, 2023 we received net proceeds of $2.2 million from sale of 4,742,038 shares of our common stock through purchase agreements and at the market offerings. The Company has approximately $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

Analysis of Cash Flows – Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
Net cash used in operating activities	$(2,777)	$(3,980)	$1,203
Net cash used in investing activities	(54)	(106)	52
Net cash provided by (used in) financing	1,959	(109)	2,068
Net change in cash	$(872)	$(4,195)	$3,323

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $2.8 million during the six months ended June 30, 2023 included a net loss of $5.3 million and a decrease in operating lease liabilities and deferred revenue of $0.2 million. These were partially offset by a decrease in inventories of $0.2 million, a decrease in other assets of $0.2 million, an increase in accounts payable of $0.3 million, an increase accrued expenses of $0.3 million, and non-cash adjustments of $1.7 million. The non-cash adjustments included $0.1 million for the change in provision for losses on doubtful accounts. We routinely provide a reserve for doubtful accounts as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $1.6 million include, among other things, depreciation and amortization, warrant revaluations and stock-based compensation. The cash flows used in operating activities of approximately $4.0 million during the six months ended June 30, 2022 included a net loss of $6.7 million, an increase in accounts receivables of $0.6 million, a decrease accrued expenses and other liabilities of $0.5 million, an increase in inventories of $0.1 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by a decrease in other assets of $0.2 million, an increase in accounts payable of $0.7 million and non-cash adjustments of $3.1 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.1 million for the six months ended June 30, 2023 and 2022, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows provided by financing activities totaled $2.0 million for the six months ended June 30, 2023, which included $2.2 million of proceeds from the issuance of common stock partially offset by payments on our long-term debt and finance lease obligations of $0.2 million. Cash flows used by financing activities totaled $0.1 million for the six months ended June 30, 2022, which included payments on our long-term debt and finance lease obligations of $0.1 million.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of June 30, 2023 and December 31, 2022, other than certain purchase commitments of approximately $0.8 million and $1.3 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CPA Global provides us with certain patent management services. As previously reported, on February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2023 and December 31, 2022.

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

We have incurred losses since our inception and expect to incur losses in the future. At June 30, 2023, we had working capital of negative $0.4 million. For the six months ended June 30, 2023, we had an operating cash flow deficit of $2.8 million and a net loss of $5.3 million. For the period ended June 30, 2023, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses through at least 2023 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of June 30, 2023, we had cash of $2.6 million and our working capital was negative $0.4 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate, and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting, which we may be required to include in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act, and could harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. If we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results, and the price of our common stock could decline. In addition, in June 2023, our registered public accounting firm agreed to a settlement with the SEC with respect to certain matters relating to systemic quality control failures and violations of audit standards in connection with audit work for hundreds of special purpose acquisition company (SPAC) clients beginning at the latest in 2020 and continuing through 2022. We are actively monitoring the situation but do not currently believe this settlement will affect our financial statements.

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

The sale or issuance of our common stock to, or through, AGP, or otherwise, may cause significant dilution and the sale of the shares of common stock acquired by AGP or others, or the perception that such sales may occur, could cause the price of our common stock to fall.

On April 14, 2023, we entered into a sales agreement with AGP, pursuant to which we may offer and sell our Common Stock, having aggregate sales proceeds of up to $5.8 million, to or through AGP, from time to time, in an at-the-market offering (the “2023 ATM Offering”). We are limited in the number of shares it can sell in the 2023 ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP 2023 Sales Agreement. Sales to, or through, AGP by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

From April 14, 2023 through June 30, 2023, we received less than $1 thousand in gross proceeds through the AGP 2023 Sales Agreement from the sale of 500 shares of Common Stock. The Company has an additional $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of June 30, 2023, approximately 9,749,088 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 4,636,043 shares of our common stock were reserved for issuance upon exercise of outstanding stock options. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. As of June 30, 2023, our outstanding warrants included 319,445 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

Sales of a substantial number of shares of our common stock in the public market after the registered direct offering and concurrent private placement of June 2023 could cause our stock price to fall.

We sold 4,125,000 shares of common stock, pre-funded warrants to purchase 319,445 shares of common stock and warrants to purchase 8,888,890 shares of common stock in our June 2023 registered direct offering and concurrent private placement. The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants and common warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

For more information, see “Risk Factors – Reimbursement and Regulatory Risk Relating to Our Business – We may become subject to the Anti-Kickback Statute, Stark Law, False Claims Act, Civil Monetary Penalties Law and may be subject to analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we did not have any sales of unregistered securities except as detailed under Item 3.02 on the Company's Current Report on Form 8-K, filed on June 12, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

4.1	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2023).

4.2	Form of Common Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2023).

10.1

Sales Agreement, dated April 14, 2021, by and between Precipio, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2023).

10.2+	Securities Purchase Agreement, dated June 8, 2023, by and between Precipio, Inc. and the Purchaser (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2023).

10.3	Form of Lock-Up Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2023).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

*     This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference

+ Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECIPIO, INC.

Date: August 11, 2023	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/S/ MATTHEW GAGE
Matthew Gage
Interim Chief Financial Officer (Principal Financial and Accounting Officer)