Form 10-Q
period 2023-09-30
Precipio, Inc.
filed 2023-11-13
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the number of shares of common stock outstanding was 1,420,125.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

		September 30, 2023
		(unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash		$1,562	$3,445
Accounts receivable, net		1,483	1,036
Inventories		636	708
Other current assets		628	521
Total current assets		4,309	5,710

PROPERTY AND EQUIPMENT, NET		738	877

OTHER ASSETS:
Finance lease right-of-use assets, net		194	257
Operating lease right-of-use assets, net		668	763
Intangibles, net		13,056	13,768
Other assets		88	129
Total assets		$19,053	$21,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs		$334	$255
Current maturities of finance lease liabilities		143	162
Current maturities of operating lease liabilities		222	199
Accounts payable		2,513	2,042
Accrued expenses		2,213	1,584
Deferred revenue		29	119
Total current liabilities		5,454	4,361
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs		113	134
Finance lease liabilities, less current maturities		25	68
Operating lease liabilities, less current maturities		459	574
Total liabilities		6,051	5,137
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at September 30, 2023 and December 31, 2022, 47 shares issued and outstanding at September 30, 2023 and December 31, 2022, liquidation preference of $33 at September 30, 2023		—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, 1,380,555 and 1,141,013 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	(1)	14	11
Additional paid-in capital	(1)	111,998	108,588
Accumulated deficit		(99,075)	(92,297)
Total Precipio, Inc. stockholders’ equity		12,937	16,302
Noncontrolling interest in joint venture		65	65
Total stockholders’ equity		13,002	16,367
Total liabilities and stockholders’ equity		$19,053	$21,504

(1) The common stock and additional paid-in capital for all periods presented reflect the one-for-twenty reverse stock split, which was effected on September 21, 2023.

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
SALES:
Service revenue, net		$3,738	$2,060	$8,574	$6,291
Other revenue		831	235	2,469	977
Revenue, net of contractual allowances and adjustments		4,569	2,295	11,043	7,268
Adjustment for allowance for doubtful accounts		(51)	(80)	(175)	(247)
Net sales		4,518	2,215	10,868	7,021
COST OF SALES:
Cost of service revenue		2,401	1,512	6,050	4,414
Cost of other revenue		232	267	813	695
Total cost of sales		2,633	1,779	6,863	5,109
Gross profit		1,885	436	4,005	1,912
OPERATING EXPENSES:
Operating expenses		3,333	3,665	10,771	12,383
OPERATING LOSS		(1,448)	(3,229)	(6,766)	(10,471)
OTHER (EXPENSE) INCOME:
Interest expense, net		(7)	(6)	(12)	(6)
Warrant revaluation		–	59	–	578
Gain on settlement of liability		–	3	–	4
Total other (expense) income		(7)	56	(12)	576
LOSS BEFORE INCOME TAXES		(1,455)	(3,173)	(6,778)	(9,895)
INCOME TAX EXPENSE		–	–	–	—
NET LOSS		(1,455)	(3,173)	(6,778)	(9,895)

Less: Net income attributable to noncontrolling interest in joint venture		–	(6)	–	(18)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS		$(1,455)	$(3,179)	$(6,778)	$(9,913)

BASIC AND DILUTED LOSS PER COMMON SHARE	(1)	$(1.04)	$(2.79)	$(5.39)	$(8.72)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	(1)	1,394,596	1,138,345	1,258,633	1,136,414

(1) Net loss per share and the number of shares used in the per share calculations for all periods presented reflect the one-for-twenty reverse stock split, which was effected on September 21, 2023.

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, July 1, 2023	47	$—	1,378,115	$14	$111,632	$(97,620)	$14,026	$65	$14,091
Net (loss) income	—	—	—	—	—	(1,455)	(1,455)	—	(1,455)
Payment of fractional common shares in conjunction with the 1-for-20 reverse stock split, which was effected on September 21, 2023	—	—	(52)	—	—	—	—	—	—
Issuance of common stock in connection restricted stock awards	—	—	2,492	—	16	—	16	—	16
Stock-based compensation	—	—	—	—	350	—	350	—	350
Balance, September 30, 2023	47	$—	1,380,555	$14	$111,998	$(99,075)	$12,937	$65	$13,002

	For the Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2023	47	$—	1,141,013	$11	$108,588	$(92,297)	$16,302	$65	$16,367
Net (loss) income	—	—	—	—	—	(6,778)	(6,778)	—	(6,778)
Issuance of common stock in connection with purchase agreements	—	—	206,250	2	1,758	—	1,760	—	1,760
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	30,852	1	484	—	485	—	485
Payment of fractional common shares in conjunction with the 1-for-20 reverse stock split, which was effected on September 21, 2023	—	—	(52)	—	—	—	—	—	—
Issuance of common stock in connection restricted stock awards	—	—	2,492	—	16	—	16	—	16
Stock-based compensation	—	—	—	—	1,152	—	1,152	—	1,152
Balance, September 30, 2023	47	$—	1,380,555	$14	$111,998	$(99,075)	$12,937	$65	$13,002

(1) The common stock and additional paid-in capital for all periods presented reflect the one-for-twenty reverse stock split, which was effected on September 21, 2023.

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, July 1, 2022	47	$—	1,135,435	$11	$107,330	$(86,828)	$20,513	$52	$20,565
Net loss	—	—	—	—	—	(3,179)	(3,179)	6	(3,173)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	4,251	—	129	—	129	—	129
Proceeds upon issuance of common stock from exercise of warrants	—	—	1,327	—	11	—	11	—	11
Stock-based compensation	—	—	—	—	722	—	722	—	722
Balance, September 30, 2022	47	$—	1,141,013	$11	$108,192	$(90,007)	$18,196	$58	$18,254

	For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2022	47	$—	1,135,422	$11	$104,647	$(80,094)	$24,564	$40	$24,604
Net loss	—	—	—	—	—	(9,913)	(9,913)	18	(9,895)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	4,251	—	129	—	129	—	129
Proceeds upon issuance of common stock from exercise of warrants	—	—	1,340	—	11	—	11	—	11
Stock-based compensation	—	—	—	—	3,405	—	3,405	—	3,405
Balance, September 30, 2022	47	$—	1,141,013	$11	$108,192	$(90,007)	$18,196	$58	$18,254

(1) The common stock shares and additional paid-in capital for all periods presented reflect the one-for-twenty reverse stock split, which took effect on September 21, 2023.

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,778)	$(9,895)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	931	910
Amortization of operating lease right-of-use asset	153	139
Amortization of finance lease right-of-use asset	63	99
Amortization of deferred financing costs, debt discounts and debt premiums	2	3
Gain on settlement of liability	—	(4)
Stock-based compensation	1,168	3,405
Provision for losses on doubtful accounts	175	245
Warrant revaluation	—	(578)
Changes in operating assets and liabilities:
Accounts receivable	(622)	(503)
Inventories	72	(99)
Other assets	306	341
Accounts payable	468	235
Operating lease liabilities	(150)	(136)
Deferred revenue	(90)	(5)
Accrued expenses	629	(378)
Net cash used in operating activities	(3,673)	(6,221)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(77)	(225)
Net cash used in investing activities	(77)	(225)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(62)	(124)
Issuance of common stock, net of issuance costs	2,245	129
Proceeds from exercise of warrants	—	11
Principal payments on long-term debt	(316)	(94)
Net cash flows provided by (used in) financing activities	1,867	(78)
NET CHANGE IN CASH	(1,883)	(6,524)
CASH AT BEGINNING OF PERIOD	3,445	11,668
CASH AT END OF PERIOD	$1,562	$5,144

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$29	$32

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	3	34
Prepaid insurance financed with loan	372	413
Operating lease right-of-use assets obtained in exchange for operating lease obligations	58	92

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2023 and 2022

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a healthcare solutions company focused on cancer diagnostics.  The Company’s business mission is to address the pervasive problem of cancer misdiagnoses by developing solutions to mitigate the root causes of this problem in the form of diagnostic products, reagents and services. Misdiagnoses originate from outdated commercial diagnostic cancer testing technologies, lack of subspecialized expertise, and sub-optimal laboratory processes that are needed in today’s diagnostic cancer testing in order to provide accurate, rapid, and resource-effective results to treat patients.  Industry studies estimate 1 in 5 blood-cancer patients are misdiagnosed. As cancer diagnostic testing has evolved from cellular to molecular (genes and exons), laboratory testing has become extremely complex, requiring even greater diagnostic precision, attention to process and a more appropriate evaluation of the abundance of genetic data to effectively gather, consider, analyze and present information for the physician for patient treatment. Precipio believes cancer diagnostics requires a holistic approach to improve the quality of diagnostic data and achieve more accurate interpretations of the patient situation, with the intent to reduce misdiagnoses. By delivering products, reagents and services that improve the accuracy and efficiency of diagnostics, leading to fewer misdiagnoses, we believe patient outcomes can be improved through the selection of appropriate therapeutic options. Furthermore, we believe that better patient outcomes will have a positive impact on healthcare expenses as misdiagnoses are reduced. Better Diagnostic Results – Better Patient Outcome – Lower Healthcare Expenditures.

To deliver its strategy, the Company has structured its organization to develop diagnostic products. Laboratory and R&D facilities located in New Haven, Connecticut and Omaha, Nebraska house teams that collaborate on the development of new products and services. The Company operates CLIA laboratories in both the New Haven, Connecticut and Omaha, Nebraska locations providing essential blood cancer diagnostics to office-based oncologists in many states nationwide. To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratory to support R&D beta-testing of the products we develop, in a clinical environment.

Our Products Division commercial team generates direct sales as well as works with our key distributors. Global healthcare distributors, such as ThermoFisher and McKesson, have partnered with us to form the backbone of the Company’s go-to-market strategy and enable us to access laboratories around the country that can benefit from using our diagnostic products.

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

The Joint Venture was dissolved on November 1, 2023 with an effective date of December 31, 2022.

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the nine months ended September 30, 2023, the Company had a net loss of $6.8 million and net cash used in operating activities of $3.7 million. As of September 30, 2023, the Company had an accumulated deficit of $99.1 million and a negative working capital of $1.1 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. As of the date the condensed consolidated financial statements were issued, we have received less than $1 thousand in gross proceeds through the AGP 2023 Sales Agreement from the sale of 25 shares of common stock. The Company has approximately $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement. See Note 7 Stockholders’ Equity, AGP 2023 Sales Agreement, for further discussion.
●	On June 8, 2023, the Company entered into a securities purchase agreement pursuant to which it received $2.0 million in gross proceeds through the sale of 206,250 shares of common stock and warrants to purchase shares of our common stock. Issuance costs were approximately $0.2 million and the Company intends to use the net proceeds for working capital and general corporate purposes. See Note 7 Stockholders’ Equity, Registered Direct Offering, for further discussion.

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

Nasdaq Compliance.

On October 28, 2022, we received a letter from the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below $1.00, the minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). On April 27, 2023, Nasdaq notified us that we were eligible for an extension to comply with the Bid Price Rule until October 23, 2023, by which date we must have regained compliance with the Bid Price Rule for at least ten consecutive business days along with compliance of other Nasdaq listing rules.

  On September 21, 2023 we filed a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, pursuant to which we effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on September 21, 2023, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on September 22, 2023.  On October 6, 2023, we received notification from Nasdaq that for ten consecutive business days, the closing bid price of our common stock was at least $1.00 per share, and accordingly, the Company regained compliance with the Bid Price Rule, and that the matter is now closed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP. As required under GAAP, pursuant to the Reverse Stock Split, unless otherwise indicated, the Company has adjusted all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements. As of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2023.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares (including pre-funded warrants) outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted loss per share due to the negligible exercise price of the pre-funded warrants. Options, warrants and conversion rights pertaining to 705,976 and 226,434 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2023 and 2022, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	September 30,
	2023	2022
Stock options	234,213	184,936
Warrants	465,888	35,623
Preferred stock	5,875	5,875
Total	705,976	226,434

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

(dollars in thousands)	September 30, 2023	December 31, 2022
Assets:
Accounts receivable, net	$219	$335
Total assets	$219	$335
Liabilities:
Accrued expenses	$17	$50
Total liabilities	$17	$50
Noncontrolling interest in Joint Venture	$65	$65
Equity attributable to Precipio, Inc.	$127	$127

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	September 30, 2023	December 31, 2022
Connecticut Department of Economic and Community Development (DECD)	$154	$176
DECD debt issuance costs	(13)	(15)
Financed insurance loan	306	228
Total long-term debt	447	389
Current portion of long-term debt	(334)	(255)
Long-term debt, net of current maturities	$113	$134

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended September 30, 2023 and 2022, respectively, and $2 thousand and $3 thousand for the nine months ended September 30, 2023 and 2022, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2023, the Company financed $0.4 million with a 9.99% interest rate and is obligated to make payments on a monthly basis through June 2024. In July 2022, the Company financed $0.4 million with a 5.99% interest rate and made payments on a monthly basis through June 2023. As of September 30, 2023 and December 31, 2022, the Financed Insurance Loan’s outstanding balance of $0.3 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

4. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at September 30, 2023 and December 31, 2022 are as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Accrued expenses	$1,212	$983
Accrued compensation	846	491
Accrued franchise, property and sales and use taxes	136	91
Accrued interest	19	19
	$2,213	$1,584

The Company recorded certain settled reductions in accrued expenses and accounts payable as gains which are included in gain on settlement of liability, net in the condensed consolidated statements of operations. During the three months ended September 30, 2023 and 2022, zero and $3 thousand, respectively, were recorded as a gain on settlement of liability. During the nine months ended September 30, 2023 and 2022, zero and $4 thousand, respectively, were recorded as a gain on settlement of liability.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2025. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $0.7 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2023 and December 31, 2022.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three and nine months ended September 30, 2023 and 2022, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.1 million as of September 30, 2023 and December 31, 2022, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	September 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets, net	$668	$763
Finance lease right-of-use assets, net (1)	194	257
Total lease assets	$862	$1,020

Liabilities:
Current:
Current maturities of operating lease liabilities	$222	$199
Current maturities of finance lease liabilities	143	162
Noncurrent:
Operating lease liabilities, less current maturities	459	574
Finance lease liabilities, less current maturities	25	68
Total lease liabilities	$849	$1,003
(1)	As of September 30, 2023 and December 31, 2022, finance lease right-of-use assets included $3 thousand and $13 thousand, respectively, of assets related to finance leases associated with the HSRR program.

As of September 30, 2023, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	September 30,	September 30,	September 30,
	2023	2023	2023
2023 (remaining)	$68	$22	$90
2024	258	80	338
2025	224	65	289
2026	214	26	240
Total lease obligations	764	193	957
Less: Amount representing interest	(83)	(25)	(108)
Present value of net minimum lease obligations	681	168	849
Less, current portion	(222)	(143)	(365)
Long term portion	$459	$25	$484

Other information as of September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	3.0	3.7
Finance leases	2.3	2.8
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	10.54%	10.31%

During the nine months ended September 30, 2023 and 2022, operating cash flows from operating leases was $0.2 million and $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was $0.1 million, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and nine months ended September 30, 2023 and 2022, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. The balances within these accounts are less than $0.1 million, respectively.

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

During the three and nine months ended September 30, 2023, the Company issued zero shares of its common stock, respectively, in connection with the exercise of warrants. During the three and nine months ended September 30, 2022, the Company 1,327 and 1,340 shares of its common stock, respectively, in connection with the exercise of 1,327 and 1,340 warrants, respectively. The warrant exercises during the three and nine months ended September 30, 2022 resulted in net cash proceeds to the Company of $11 thousand, respectively.

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

During the three and nine months ended September 30, 2023, we received net proceeds of zero and $0.5 million from the sale of zero and 30,827 shares of common stock through the AGP Sales Agreement. During the three and nine months ended September 30, 2022, we received net proceeds of $0.1 million in each period from the sale of 4,251 shares of common stock through AGP, respectively.

As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $15.6 million in net proceeds, after issuance costs of approximately $0.5 million, from the sale of 260,128 shares of common stock pursuant to the AGP Sales Agreement.

AGP 2023 Sales Agreement

On April 14, 2023, the Company entered into the AGP 2023 Sales Agreement, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the shares of Common Stock. AGP will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares of Common Stock pursuant to the AGP 2023 Sales Agreement.

The sale of our shares of Common Stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the 2023 Registration Statement on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023, for an aggregate offering price of up to $5.8 million.

During the three and nine months ended September 30, 2023, we received net proceeds of less than $1 thousand, respectively, from the sale of 25 shares of common stock pursuant to the AGP 2023 Sales Agreement. As a result of sales already made through the AGP 2023 Sales Agreement and the Registered Direct Offering, mentioned below, the Company has approximately $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

Registered Direct Offering

On June 8, 2023, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of: (i) 206,250 shares (the “Shares”) of its common stock, $0.01 par value (the “Common Stock”), at a price of $9.00 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,972 shares of Common Stock, at a price of $8.98 per Pre-Funded Warrant. The Company reviewed the provisions of the Pre-Funded Warrants to determine the balance sheet classification and concluded that these warrants are to be classified as equity and are not subject to remeasurement on each balance sheet date. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.02 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of September 30, 2023, no Pre-Funded Warrants have been exercised.

In a concurrent private placement (the “Private Placement” and together with the Registered Direct Offering, the “Offering”), pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchasers, for no additional consideration, warrants (the “RDO Common Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase up to 444,444 shares of Common Stock. The Company reviewed the provisions of the RDO Common Warrants to determine the balance sheet classification and concluded that these warrants are to be classified as equity and are not subject to remeasurement on each balance sheet date. The RDO Common Warrants are exercisable beginning six months after the date of issuance, have an exercise price of $12.60 per share, and will expire December 12, 2028. The fair value of the RDO Common Warrants of approximately $3.5 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years; risk free rate of 3.89%; volatility of 143%; and share price of $9.00 per share based on the trading price of the Company’s common stock. The Company allocated $1.3 million of the issuance proceeds to the RDO Common Warrants based on the relative fair value of the RDO Common Warrants, Common Stock and Pre-Funded Warrants issued in the Offering. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

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

There were no conversions of Series B Preferred Stock during the three and nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at September 30, 2023 were convertible into 5,875 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of September 30, 2023:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2018	November 2023	3,789	$108.00
(2)	2018	December 2023	2,564	$108.00
(3)	2019	April 2024	7,374	$108.00
(4)	2019	May 2024	7,717	$191.20
(5)	2023	None	15,972	$0.02
(6)	2023	December 2028	444,444	$12.60
			481,860

(1)(2)(3)These warrants were issued in connection with a 2018 securities purchase agreement, as amended.

(4) These warrants were issued in connection with convertible notes issued in May 2019.

(5)(6) These warrants were issued in connection with the 2023 registered direct offering and concurrent private placement and are the pre-funded warrants and RDO common warrants discussed below.

There were 1,327 and 1,340 warrants exercised during the three and nine months ended September 30, 2022 for proceeds to the Company of $11 thousand, respectively. During the three and nine months ended September 30, 2022, the intrinsic value of the warrants exercised was $20 thousand, respectively.

During the three and nine months ended September 30, 2023, 5,593 and 13,012 warrants expired, respectively. The warrants had been issued in connection with transactions that were completed in 2018.

Pre-Funded Warrants. In connection with the Registered Direct Offering in June 2023, the Company issued 15,972 Pre-Funded Warrants to purchase up to 15,972 shares of Common Stock, at a price of $8.98 per Pre-Funded Warrant. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.02 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. Shares of the Company’s common stock underlying Pre-Funded warrants are included in the calculation of basic loss per share due to the negligible exercise price of the Pre-Funded warrants.

RDO Common Warrants. In connection with the Registered Direct Offering in June 2023, the Company issued 444,444 RDO Common Warrants to purchase up to 444,444 shares of Common Stock. The RDO Common Warrants are exercisable beginning six months after the date of issuance, have an exercise price of $12.60 per share, and will expire December 12, 2028.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of September 30, 2023, Bridge Note Warrant Liabilities outstanding were the result of convertible note issuances on various dates in 2018 and 2019. The assumptions used in the valuation of the Bridge Note Warrant Liabilities include the following ranges: remaining life to maturity of 0.25 to 0.62 years; volatility rate of 69% to 85%; and risk-free rate of 5.53% to 5.55%. As of December 31, 2022, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 1.4 years; volatility rate of 69% to 77%; and risk free rate of 4.42 to 4.76%.

During the three and nine months ended September 30, 2023, the changes in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were less than $1 thousand, respectively.

The changes during the three and nine months ended September 30, 2022 were comprised of the following:

Dollars in Thousands

Three Months Ended September 30, 2022
Bridge Note
Warrant Liabilities
Beginning balance at July 1	$87
Total gains:
Revaluation recognized in earnings	(59)
Balance at September 30	$28

Dollars in Thousands

Nine Months Ended September 30, 2022
Bridge Note
Warrant Liabilities
Beginning balance at January 1	$606
Total gains:
Revaluation recognized in earnings	(578)
Balance at September 30	$28

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 249,693 at September 30, 2023, of which 12,926 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the nine months ended September 30, 2023, the shares authorized for issuance increased by 57,051 shares.

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

During the nine months ended September 30, 2023, the Company granted stock options to purchase up to 58,530 shares of common stock at a weighted average exercise price of $12.12 per share. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $11.60. The fair value calculation of options granted during the nine months ended September 30, 2023 used the following assumptions: risk free interest rate of 3.66% to 4.05%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 146% to 162% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the nine months ended September 30, 2023:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2023	184,067	$56.75
Granted	58,530	12.12
Forfeited	(8,384)	24.12
Outstanding at September 30, 2023	234,213	$46.77
Exercisable at September 30, 2023	141,908	$57.93

As of September 30, 2023, there were 210,096 options that were vested or expected to vest with aggregate intrinsic value of zero and a remaining weighted average contractual life of 7.8 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

During the three and nine months ended September 30, 2023, the Company granted 2,492 restricted stock awards to directors of the Company. The awards vested immediately and had a weighted average grant date fair value of $5.90. As of September 30, 2023, there were 2,492 and zero restricted stock awards that were vested and unvested, respectively.

There were no restricted stock awards granted during the three and nine months ended September 30, 2022, respectively.

Stock Compensation.

For the three and nine months ended September 30, 2023, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million and $1.2 million, respectively, within operating expense in the accompanying statements of operations. Stock compensation expense for the three and nine months ended September 30, 2023, includes approximately $16,000, respectively, of expense related to restricted stock awards. For the three and nine months ended September 30, 2022, we recorded non-cash stock-based compensation expense for all stock awards of $0.7 million and $3.4 million, respectively, within operating expense in the accompanying statements of operations. As of September 30, 2023, the unrecognized compensation expense related to unvested stock awards was $2.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended September 30,
(dollars in thousands)	Diagnostic Testing
	2023	2022
Medicaid	$10	$12
Medicare	1,691	936
Self-pay	39	109
Third party payers	1,998	1,003
Service revenue, net	$3,738	$2,060

	For the Nine Months Ended September 30,
(dollars in thousands)	Diagnostic Testing
	2023	2022
Medicaid	$22	$39
Medicare	3,736	2,986
Self-pay	155	206
Third party payers	4,661	3,060
Service revenue, net	$8,574	$6,291

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended September 30, 2023 and December 31, 2022, the deferred revenue was less than $0.1 million and $0.1 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2023	2022	2023	2022	2023	2022
Medicaid	$10	$12	$—	$—	$10	$12
Medicare	1,693	936	(2)	—	1,691	936
Self-pay	39	109	—	—	39	109
Third party payers	6,956	3,486	(4,958)	(2,483)	1,998	1,003
	8,698	4,543	(4,960)	(2,483)	3,738	2,060
Other	831	235	—	—	831	235
	$9,529	$4,778	$(4,960)	$(2,483)	$4,569	$2,295

	For the Nine Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2023	2022	2023	2022	2023	2022
Medicaid	$22	$39	$—	$—	$22	$39
Medicare	3,738	2,986	(2)	—	3,736	2,986
Self-pay	155	206	—	—	155	206
Third party payers	16,233	10,664	(11,572)	(7,604)	4,661	3,060
	20,148	13,895	(11,574)	(7,604)	8,574	6,291
Other	2,469	977	—	—	2,469	977
	$22,617	$14,872	$(11,574)	$(7,604)	$11,043	$7,268

Allowance for Doubtful Accounts

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debt, and the Allowance for Doubtful Accounts. The change in the allowance for doubtful accounts is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2023	2022	2023	2022	2023	2022
Medicaid	$10	$12	$(4)	$(6)	$6	$6
Medicare	1,691	936	(20)	(24)	1,671	912
Self-pay	39	109	(3)	—	36	109
Third party payers	1,998	1,003	(24)	(50)	1,974	953
	3,738	2,060	(51)	(80)	3,687	1,980
Other	831	235	—	—	831	235
	$4,569	$2,295	$(51)	$(80)	$4,518	$2,215

	For the Nine Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for doubtful
	and adjustments		accounts		Total
	2023	2022	2023	2022	2023	2022
Medicaid	$22	$39	$(10)	$(19)	$12	$20
Medicare	3,736	2,986	(43)	(75)	3,693	2,911
Self-pay	155	206	(15)	—	140	206
Third party payers	4,661	3,060	(107)	(153)	4,554	2,907
	8,574	6,291	(175)	(247)	8,399	6,044
Other	2,469	977	—	—	2,469	977
	$11,043	$7,268	$(175)	$(247)	$10,868	$7,021

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	September 30, 2023	December 31, 2022
Medicaid	$26	$34
Medicare	1,671	1,124
Self-pay	258	291
Third party payers	1,495	1,888
Contract diagnostic services and other	562	53
	$4,012	$3,390
Less allowance for doubtful accounts	(2,529)	(2,354)
Accounts receivable, net	$1,483	$1,036

The following table presents the roll-forward of the allowance for doubtful accounts for the nine months ended September 30, 2023.

		Allowance for
		Doubtful
(dollars in thousands)		Accounts
Balance, January 1, 2023		$(2,354)
Collection Allowance:
Medicaid	$(10)
Medicare	(43)
Self-pay	(15)
Third party payers	(107)
	(175)
Bad debt expense	$—
Total charges		(175)
Balance, September 30, 2023		$(2,529)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Net sales		Accounts receivable, as of
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022

Customer A	13%	*	14%	*	25%	*
Customer B	12%	*	*	*	11%	*
Customer C	*	*	*	*	*	12%

* represents less than 10%

11. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2023 through the date of this Quarterly Report on Form 10-Q, and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest and inflation costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties including the ongoing Russia and Ukraine conflict and the Israel-Hamas war, actions of governments and regulatory factors affecting our business including a potential U.S. federal government shutdown, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission (the “SEC”). In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the Securities and Exchange Commission on March 30, 2023. Results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be attained in the future.

Overview

We are a healthcare solutions company focused on cancer diagnostics.  Our business mission is to address the pervasive problem of cancer misdiagnoses by developing solutions to mitigate the root causes of this problem in the form of diagnostic products, reagents and services. Misdiagnoses originate from outdated commercial diagnostic cancer testing technologies, lack of subspecialized expertise, and sub-optimal laboratory processes that are needed in today’s diagnostic cancer testing in order to provide accurate, rapid, and resource-effective results to treat patients. Industry studies estimate 1 in 5 blood-cancer patients are misdiagnosed. As cancer diagnostic testing has evolved from cellular to molecular (genes and exons), laboratory testing has become extremely complex, requiring even greater diagnostic precision, attention to process and a more appropriate evaluation of the abundance of genetic data to effectively gather, consider, analyze and present information for the physician for patient treatment.  We believe cancer diagnostics requires a holistic approach to improve the quality of diagnostic data and achieve more accurate interpretations of the patient situation, with the intent to reduce misdiagnoses. By delivering products, reagents and services that improve the accuracy and efficiency of diagnostics, leading to fewer misdiagnoses, we believe patient outcomes can be improved through the selection of appropriate therapeutic options.  Furthermore, we believe that better patient outcomes will have a positive impact on healthcare expenses as misdiagnoses are reduced. Better diagnostic results – Better Patient Outcome – Lower Healthcare Expenditures.

To deliver our strategy, we have structured our organization to develop diagnostic products.  Laboratory and R&D facilities located in New Haven, Connecticut and Omaha, Nebraska house teams that collaborate on the development of new products and services.  The Company operates CLIA laboratories in both the New Haven, Connecticut and Omaha, Nebraska locations providing essential blood cancer diagnostics to office-based oncologists in many states nationwide.  To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratory to support R&D beta-testing of the products we develop, in a clinical environment.

Our Products Division commercial team generates direct sales as well as works with our key distributors. Global healthcare distributors, such as ThermoFisher and McKesson, have partnered with us to form the backbone of the Company’s go-to-market strategy and enable us to access laboratories around the country that can benefit from using our diagnostic products.

In April 2020, we formed a Joint Venture with Poplar. Poplar provides specialized laboratory testing services to a nationwide client base of gastroenterologists, dermatologists, oncologists, urologists, gynecologists and their patients. The business purpose of the Joint Venture is to facilitate and capitalize on the combined capabilities, resources and healthcare industry relationships of its members by partnering, promoting and providing oncology services to office based physicians, hospitals and medical centers. Under the terms of the Joint Venture, Precipio SPV has a 49% ownership interest in the Joint Venture, with Poplar having a 51 % ownership. We have determined that we hold a variable interest in the Joint Venture and that we are the primary beneficiary of the Joint Venture. Due to this determination, we consolidate the Joint Venture. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this report for further discussion. The Joint Venture was dissolved on November 1, 2023 with an effective date of December 31, 2022.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the nine months ended September 30, 2023, the Company had a net loss of $6.8 million and net cash used in operating activities of $3.7 million. As of September 30, 2023, the Company had an accumulated deficit of $99.1 million and negative working capital of $1.1 million. The Company’s ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. As of the date the condensed consolidated financial statements were issued, we have received less than $1 thousand in gross proceeds through the AGP 2023 Sales Agreement from the sale of 25 shares of common stock. The Company approximately $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

●	On June 8, 2023, the Company entered into a securities purchase agreement pursuant to which it received $2.0 million in gross proceeds through the sale of 206,250 shares of common stock and warrants to purchase shares of our common stock. Issuance costs were approximately $0.2 million and the Company intends to use the net proceeds for working capital and general corporate purposes.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2023	2022	$	%
Service revenue, net, less allowance for doubtful accounts	$3,687	$1,980	$1,707	86%
Other	831	235	596	254%
Net Sales	$4,518	$2,215	$2,303	104%

Net sales for the three months ended September 30, 2023 were approximately $4.5 million, an increase of $2.3 million as compared to the same period in 2022. During the three months ended September 30, 2023, patient diagnostic service revenue increased $1.7 million as compared to the same period in 2022. This increase was due to a greater number of cases processed in the current year period. We processed 2,105 cases during the three months ended September 30, 2023 as compared to 1,031 cases during the same period in 2022, or a 104% increase in cases. Other revenue increased by $0.6 million for the three months ended September 30, 2023 as compared to the same period in 2022. The other revenues were primarily related to increased sales of our HemeScreen product as a result of a greater number of customers purchasing reagents during the current year period.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.9 million for the three months ended September 30, 2023 as compared to the same period in 2022.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2023	2022	2023	2022
Gross Profit	$1,885	$436	42%	20%

Gross margin was 42% of total net sales, for the three months ended September 30, 2023, as compared to 20% of total net sales for the same period in 2022. Gross profit was approximately $1.9 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively. The gross profit increased during the three months ended September 30, 2023, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses decreased by $0.3 million to $3.3 million for the three months ended September 30, 2023 as compared to the same period in 2022. The decreases included a decrease of $0.4 million in stock-based compensation expense for the three months ended September 30, 2023 and a decrease in research and development expenses of $0.1 million. These decreases were partially offset by an increase of $0.1 million in general and administrative expenses, which was due to an increase in personnel costs and legal and professional fee expenses, and an increase of $0.1 million in sales and marketing expenses due mainly to increased personnel costs associated with the increased revenue for the three months ended September 30, 2023.

Other (Expense) Income. We recorded net other expense of $7 thousand for the three months ended September 30, 2023 which was related to net interest expense. During the three months ended September 30, 2022, we recorded net other income of $0.1 million which was primarily attributable to non-cash income recorded on warrant revaluations and was partially offset by $6 thousand of net interest expense.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2023	2022	$	%
Service revenue, net, less allowance for doubtful accounts	$8,399	$6,044	$2,355	39%
Other	2,469	977	1,492	153%
Net Sales	$10,868	$7,021	$3,847	55%

Net sales for the nine months ended September 30, 2023 were approximately $10.9 million, an increase of $3.8 million as compared to the same period in 2022. During the nine months ended September 30, 2023, patient diagnostic service revenue increased $2.4 million as compared to the same period in 2022. This increase was due to a greater number of cases processed in the current year period. We processed 4,915 cases during the nine months ended September 30, 2023 as compared to 3,037 cases during the same period in 2022, or a 62% increase in cases.  Other revenue increased by $1.5 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The other revenues were primarily related to increased sales of our HemeScreen product as a result of a greater number of customers purchasing reagents during the current year period.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $1.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2023	2022	2023	2022
Gross Profit	$4,005	1,912	37%	27%

Gross margin was 37% of total net sales, for the nine months ended September 30, 2023, as compared to 27% of total net sales for the same period in 2022. Gross profit was approximately $4.0 million and $1.9 million during the nine months ended September 30, 2023 and 2022, respectively. The gross profit increased during the nine months ended September 30, 2023, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses decreased by $1.6 million to $10.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease included a decrease of $0.2 million in general and administrative expenses, which was due to a decreases of $0.1 million in personnel costs and $0.1 million in legal and professional fee expenses, and a decrease of $2.2 million in stock-based compensation expenses for the nine months ended September 30, 2023. These decreases were partially offset by a $0.8 million increase in sales and marketing expenses due mainly to increased personnel costs as we expanded our product sales force starting in the second half of 2022, and an increase in research and development expenses of less than $0.1 million.

Other (Expense) Income. We recorded net other expense $12 thousand for the nine months ended September 30, 2023 which was related to net interest expense. During the nine months ended September 30, 2022, we recorded net other income of $0.6 million which was primarily attributable to non-cash income recorded on warrant revaluations and was partially offset by $6 thousand of net interest expense.

Liquidity and Capital Resources

Our working capital positions were as follows:

	September 30, 2023	December 31, 2022	Change
Current assets (including cash of $1,562 and $3,445 respectively)	$4,309	$5,710	$(1,401)
Current liabilities	5,454	4,361	1,093
Working capital	$(1,145)	$1,349	$(2,494)

During the nine months ended September 30, 2023 we received net proceeds of $2.2 million from sale of 237,102 shares of our common stock through purchase agreements and at the market offerings. The Company has approximately $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

Analysis of Cash Flows – Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
Net cash used in operating activities	$(3,673)	$(6,221)	$2,548
Net cash used in investing activities	(77)	(225)	148
Net cash provided by (used in) financing	1,867	(78)	1,945
Net change in cash	$(1,883)	$(6,524)	$4,641

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $3.7 million during the nine months ended September 30, 2023 included a net loss of $6.8 million, an increase in accounts receivables of $0.6 million and a decrease in operating lease liabilities and deferred revenue of $0.3 million. These were partially offset by a decrease in inventories of $0.1 million, a decrease in other assets of $0.3 million, an increase in accounts payable of $0.5 million, an increase in accrued expenses of $0.6 million, and non-cash adjustments of $2.5 million. The non-cash adjustments included $0.2 million for the change in provision for losses on doubtful accounts. We routinely provide a reserve for doubtful accounts as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $2.3 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows used in operating activities of approximately $6.2 million during the nine months ended September 30, 2022 included a net loss of $9.9 million, an increase in accounts receivables of $0.5 million, a decrease accrued expenses and other liabilities of $0.4 million, an increase in inventories of $0.1 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by a decrease in other assets of $0.4 million, an increase in accounts payable of $0.2 million and non-cash adjustments of $4.2 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.1 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows provided by financing activities totaled $1.9 million for the nine months ended September 30, 2023, which included $2.2 million of proceeds from the issuance of common stock partially offset by payments on our long-term debt and finance lease obligations of $0.3 million. Cash flows used by financing activities totaled $0.1 million for the nine months ended September 30, 2022, which included payments on our long-term debt and finance lease obligations of $0.2 million partially offset by $0.1 million of proceeds from the issuance of common stock.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of September 30, 2023 and December 31, 2022, other than certain purchase commitments of approximately $0.7 million and $1.3 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CPA Global provides us with certain patent management services. As previously reported, on February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2023 and December 31, 2022.

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

We have incurred losses since our inception and expect to incur losses in the future. At September 30, 2023, we had working capital of negative $1.1 million. For the nine months ended September 30, 2023, we had an operating cash flow deficit of $3.7 million and a net loss of $6.8 million. For the period ended September 30, 2023, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses through at least 2023 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of September 30, 2023, we had cash of $1.6 million and our working capital was negative $1.1 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

If we fail to satisfy Nasdaq listing requirements and other rules, our securities may be delisted, which could negatively impact the price of our securities and hinder our ability to raise capital.

On October 28, 2022, we received a letter from the Nasdaq Capital Market (“Nasdaq”) notifying us that for the past 30 consecutive business days, the closing bid price per share of our common stock was below $1.00, the minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, Nasdaq notified us that we were not in compliance with the Bid Price Rule. The notice from Nasdaq had no immediate effect on the listing of the shares of our common stock. Nasdaq provided us until April 26, 2023 to regain compliance with the Bid Price Rule.

On April 27, 2023, Nasdaq notified us that we were eligible for an extension to comply with the Bid Price Rule until October 23, 2023, by which date we must regain compliance with the Bid Price Rule for at least ten consecutive business days along with compliance of other Nasdaq listing rules.

On September 21, 2023 we filed a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, pursuant to which we effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on September 21, 2023, and our common stock began trading on a split-adjusted basis on Nasdaq at the market open on September 22, 2023.  On October 6, 2023, we received notification from Nasdaq that for ten consecutive business days, the closing bid price of our common stock was at least $1.00 per share, and accordingly, we regained compliance with the Bid Price Rule, and that the matter is now closed.

However, we cannot guarantee continued satisfaction of the Nasdaq listing requirements and other rules in the future. If we fail to satisfy these requirements and rules and Nasdaq were to delist our securities, we could face significant consequences, including:

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

On April 14, 2023, we entered into a sales agreement with AGP, pursuant to which we may offer and sell our Common Stock, having aggregate sales proceeds of up to $5.8 million, to or through AGP, from time to time, in an at-the-market offering (the “2023 ATM Offering”). We are limited in the number of shares we can sell in the 2023 ATM Offering due to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP 2023 Sales Agreement. Sales to, or through, AGP by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

From April 14, 2023 through September 30, 2023, we received less than $1 thousand in gross proceeds through the AGP 2023 Sales Agreement from the sale of 25 shares of Common Stock. The Company has an additional $3.8 million available for future sales pursuant to the AGP 2023 Sales Agreement.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of September 30, 2023, approximately 481,860 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 234,213 shares of our common stock were reserved for issuance upon exercise of outstanding stock options. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. As of September 30, 2023, our outstanding warrants included 15,972 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

Sales of a substantial number of shares of our common stock in the public market after the registered direct offering and concurrent private placement of June 2023 could cause our stock price to fall.

We sold 206,250 shares of common stock, pre-funded warrants to purchase 15,972 shares of common stock and warrants to purchase 444,444 shares of common stock in our June 2023 registered direct offering and concurrent private placement. The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants and common warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

Disruptions at the FDA and other government agencies caused by funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our submissions, which could have a material adverse effect on our business.

There have been no other material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our most recent Annual Report. The above risk factor should be read in conjunction with the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, we did not have any sales of unregistered securities.

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

PRECIPIO, INC.

Date: November 13, 2023	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)