Form 10-K
period 2023-12-31
Precipio, Inc.
filed 2024-03-29
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second quarter was approximately $10.4 million.

As of March 24, 2024, the number of shares of common stock outstanding was 1,430,292.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2024 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2024 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PRECIPIO, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the sections entitled “Risk Factors” “Management’s Discussion & Analysis of Financial Condition and Results of Operations” and “Our Business” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties including the ongoing Russia and Ukraine conflict and the Israel-Hamas war, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission (the “SEC”). In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among other, the following:

●	the progress, timing and amount of expenses associated with our development and commercialization activities;
●	our plans and ability to develop and commercialize new products and services, and make improvements to our existing products and services;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our ability or the amount of time it will take to achieve successful reimbursement of our existing and future products and services from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products;
●	the success of any nonclinical studies or clinical trials that we may conduct, and any other studies or trials we may conduct;
●	our intention to seek, and our ability to establish, strategic collaborations or partnerships for the development or sale of our products and the effectiveness of such collaborations or partnerships;
●	our expectations as to future financial performance, expense levels and liquidity sources;
●	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms;
●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products;
●	our ability to build a sales force to market our products and services, and anticipated increases in our sales and marketing costs due to an expansion in our sales force and marketing activities;
●	the rate and degree of market acceptance of our products;
●	regulatory developments in the United States and foreign countries;
●	federal and state regulatory requirements, including potential United States Food and Drug Administration regulation of our products or future products;
●	anticipated trends and challenges in our potential markets;

●	our ability to attract and retain key personnel;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	risks associated with the impact of global conflicts on the economy and supply chain;
●	developments and projections relating to our competitors and our industry; and
●	our estimates and expectations regarding cash and expense levels, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources.

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

The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2023 are not necessarily indicative of results that may be attained in the future.

Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear (after the first usage) without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Item 1. Business

Business Description

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a healthcare biotechnology company focused on cancer diagnostics. Our mission is to address the pervasive problem of cancer misdiagnoses by developing solutions in the form of diagnostic products and services.

Our products and services aim to deliver higher accuracy, improved laboratory workflow, and ultimately better patient outcomes, which reduce healthcare expenses. We develop innovative technologies in our laboratory where we design, test, validate, and use these products clinically. We believe these technologies improve diagnostic outcomes across various diseases within the hematologic field. We then commercialize these technologies as proprietary products that serve the global laboratory community in furtherance of our mission to eliminate or greatly reduce the prevalence of misdiagnosis. To deliver our strategy, we have structured our organization to develop diagnostic products, including our laboratory and research and development (“R&D”) facilities located in New Haven, Connecticut and Omaha, Nebraska, respectively, which house teams that collaborate on the development of new products and services. We operate CLIA laboratories in both New Haven, Connecticut and Omaha, Nebraska where we provide essential blood cancer diagnostics to office-based oncologists in many states nationwide. To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratory to support R&D beta-testing of the products we develop, in a clinical environment.

The development of laboratory products involves a qualified facility; highly skilled laboratory staff; and access to viable patient specimens to conduct development and testing. Our CLIA laboratory in New Haven, which is operated by our pathology services division, encapsulates these components, and also generates revenue for us which covers costs associated with operating this laboratory. This structure of utilizing our clinical lab to obtain samples and utilize the equipment and staffing to develop, test and validate our products, significantly reduces the development costs and timeline for our products. This also enables us to accelerate the time to market of new product development and launch.

Furthermore, as a clinical laboratory, we are always the first user of every product we develop, which allows us to optimize important laboratory functions such as workflow, inventory management, regulatory and billing issues. As a vendor, this places us as a reputable user of our own products, and we believe gains us significant credibility with existing and prospective customers. Furthermore, because we use our products as part of our day-to-day operations, we are able to deliver a high level of hands-on, experienced support to customers, improving their experience with our products.

Our Products Division commercial team generates direct sales and works with our key distributors. Global healthcare distributors, such as ThermoFisher, McKesson, and Cardinal Health, have partnered with us to form the backbone of our go-to-market strategy and enable us to access laboratories around the country that can benefit from using our diagnostic products.

Our operating structure promotes the harnessing of our proprietary technology and genetic diagnostic expertise to bring to market our robust pipeline of innovative solutions designed to address the root causes of misdiagnoses.

Industry

We believe there is a significant problem of misdiagnosis across numerous disease states (particularly in blood-related cancers) due to an inefficient and commoditized industry. We believe that the diagnostic industry focuses primarily on competitive pricing and test turnaround times, at the expense of quality and accuracy. Increasingly complex disease states are met with eroding specialization rather than increased subspecialized expertise. According to a study conducted by the National Coalition of Health, this results in blood cancer misdiagnosis rates as high as 28%, failing to meet the needs of physicians, patients and the healthcare system as a whole. New technologies offer improved accuracy; however, many are either inaccessible or are not economically practical for clinical use. Despite much publicity of the industry transitioning from fee-per-service to value-based payments, this transition has not yet occurred in diagnostics. When a patient is misdiagnosed, physicians often end up administering incorrect treatments, creating adverse effects rather than improving outcomes. We believe that insurance providers, Medicare and Medicaid waste valuable dollars on the application of incorrect treatments and can incur substantial downstream costs. According to a report by Pinnacle Health, the estimated cost of misdiagnosis within the healthcare system is $750 billion annually. Most importantly, however, patients pay the ultimate price of misdiagnosis with increased morbidity and mortality. Developing diagnostic products that increase accuracy, while also providing improved workflow and economic outcomes to laboratories is key to addressing this problem and delivering better diagnostic care.

Market

Our market is the United States domestic oncology market where we participate as a commercial diagnostic laboratory and market our products. The oncology total available market, is currently estimated to exceed $20 billion, with an estimated compound annual growth rate exceeding 5%. We also provide new technologies to the oncology diagnostic laboratory market in the form of HemeScreen and IV-Cell product offerings. The diagnostics product market is estimated to have annual revenues exceeding $14 billion by 2025.  The annual growth rate of each market segment is estimated at 5%. Successful deployment within the United States will be closely followed by international marketing where the same product opportunities exist for our products.

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

The current products on the market offer two solutions for genetic testing. One of those solutions is single-gene testing products via various testing modalities; the other solution is broad, NGS (Next Generation Sequencing) panels that typically range from 50 to >500 genes in one panel. There are benefits and drawbacks to both current product options. While the single-gene products are focused, a lab requires multiple different products to address the clinical testing needs; using multiple products requires the purchase of multiple products and multiple testing machines, requiring the lab to spend substantial capital expenditures; a complex lab workflow; the splitting of a sample; all resulting in poor economics. Poor economics of an assay require the laboratory to batch samples, resulting in lengthy turnaround time to provide results to patients, and impacting patient care. Conversely, NGS, although providing broad gene coverage, is cumbersome and expensive to operate, thus resulting in lengthy test turnaround time; and is costly to the payors who are reluctant to pay for the testing of 50 genes, when only 5 are defined as medically necessary.

A small panel targeted approach that operates on a single, low-cost, and easy-to-operate platform should be considered an attractive solution that provides the clinician with the answers they need while maintaining a simple, cost-effective workflow and economic model within the laboratory. HemeScreen utilizes an inexpensive RT-PCR (reverse transcription polymerase chain reaction). HemeScreen is a set of disease-specific reagents that provide a simple workflow, is easy to use, and create attractive economics to the lab, resulting in their ability to reduce batches and provide faster test turnaround time.  Our customers that utilize HemeScreen have demonstrated a reduction in test turnaround time of 2 weeks to 2 days, and have also improved their financial outcome through this cost-effective technology.

The first panel developed using HemeScreen technology was our Myeloproliferative Neoplasms panel. We have since added Acute Myeloid Leukemia, Chronic Lymphocytic Leukemia, Cytopenia, and BCR-ABL panels, evolving HemeScreen into a “suite” of robust genetic diagnostic panels, and we released a number of panels during 2023 and expect the release of additional diagnostic panels in the coming years.

We own an international patent application on our proprietary panels. Our technology enables testing to be completed in one rapid scanning process. The HemeScreen panels test for the presence of various mutations. In developing HemeScreen, we focused on improving the economics of providing blood cancer diagnostic tests and reducing laboratory technician time consumed in the testing process. By using our HemeScreen media, laboratories can:

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

When a laboratory receives a sample, the cytogenetics laboratory must immediately set up the sample for cell culturing. Faced with four different options of cell lineages for culturing – myeloid, B-cell, T-cell, and Plasma – current products limit the laboratory to select only one cell lineage to culture. This selection is typically based solely on the clinical suspicion provided; hence, if the clinical suspicion is incorrect, the laboratory will have cultured the wrong cell lineage, potentially arriving at a false negative result. Our data shows this occurs in approximately 40% of patient cases, creating a substantial driver of misdiagnoses.

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

IV-Cell was validated in our laboratory in parallel with existing commercially available reagents and has successfully demonstrated superior results compared to MarrowMax. Subsequently, IV-Cell has been used at our laboratory for the past few years on more than 1,000 clinical specimens, producing more precise diagnostic results.

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

Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to, or necessary for, our programs. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

IV-Cell competition

As described in the section above, the cytogenetics workup requires the selection and evaluation of a cell lineage within 4 potential cell lineages. All other competitors have a set of products that include a “base media” that is used for culturing, plus a set of various mitogens that are mixed into the base media in order to stimulate the specific cell lineage in question. Competitors include Gibco, Irvine Scientific, Capricorn Scientific, Sigma-Aldrich, Euroclone and others.

Precipio’s IV-Cell is the only known media that has an all-in-one product that includes a base media plus all necessary mitogens, enabling the simultaneous culturing of all 4 cell lineages.

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

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. For example, the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (“PPACA”), including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.

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

Among the various federal and state laws and regulations that may govern or impact our current and planned operations are the following:

Reimbursement

This section is relevant to our clinical pathology services; our products are sold and invoiced directly (or via distributors) to customers who pay for the products, so there are no reimbursement issues. For our laboratory services, as blood-related cancers are more likely to be developed later in life, the largest insurance provider is Medicare, which constituted approximately 32% of our patients’ cases during the year ended December 31, 2023. Non-Medicare patients are typically insured by private insurance companies who provide patient coverage and pay for patients’ health-related costs. These private insurance companies will often adjust their rates according to the insurance rates annually published by the Center for Medicare and Medicaid Services, (“CMS”). We, and other providers, typically bill according to the codes relevant to the tests we conduct.

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

Approximately 33% of our revenue for the year ended December 31, 2023 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected.

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

U.S. Food and Drug Administration Regulation

We offer our products as research use only (“RUO”) products. An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the requirements of the U.S. Food and Drug Administration (FDA) applicable to medical devices. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated or misbranded and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013, the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (RUO Guidance), which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status.

Additionally, our CLIA laboratories offer testing utilizing our laboratory developed tests (“LDTs”). LDTs are defined by the FDA to be tests that are designed, developed, and used within a single laboratory. The FDA takes the position that it has authority to regulate LDTs as medical devices, and historically, it has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the FDA’s requirements for medical devices. However, the FDA has stated it intends to end its policy of enforcement discretion and to actively regulate LDTs. For example, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Regulatory Oversight of Laboratory Developed Tests (LDTs)”, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The draft guidance documents have not been finalized. In January 2017, the FDA issued a “Discussion Paper on Laboratory Developed Tests (LDTs),” which includes a possible approach to LDT oversight that is intended to advance public discussion on the topic. Additionally, legislative proposals continue to be discussed. Such proposals would implement differing approaches to the regulation of LDTs, including in certain instances to require marketing authorization from the FDA.

On October 3, 2023, the FDA published a proposed rule on LDTs, in which the FDA proposes to end enforcement discretion for virtually all LDTs in five stages over a four-year period from the date the FDA publishes a final rule. In Phase 1 (effective one year post-finalization), laboratories would be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements. In Phase 2 (effective two years post-finalization), laboratories would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for quality systems and premarket review. In Phase 3 (effective three years post-finalization), laboratories would be required to comply with quality systems requirements. In Phase 4 (effective three and a half years post-finalization, but not before October 1, 2027), laboratories would be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the PMA requirement). Finally, in Phase 5 (effective four years post-finalization, but not before April 1, 2028), laboratories would be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to de novo or the 510(k) requirement). Unlike previous proposals, the proposed rule does not provisions that would allow for “grandfathering” of existing tests. The content and timing of any final rule on LDTs is uncertain at this time.

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

In accordance with the transitional provisions in the IVDR, devices placed on the EU market prior to May 26, 2022 in accordance with the IVDD (except for Class A, non-sterile devices which must conform with the IVDR requirements since May 26, 2022) may continue to be supplied until a certain date (ranging from May 2025 to May 2027) which will depend on the risk class of the device, provided that manufacturers comply with the IVDR requirements relating to post-market surveillance, market surveillance, vigilance and registration of economic operators and devices. After the applicable date, all devices must be certified under the IVDR in order to be marketed in the EU. In January 2024, the European Commission published a proposal for a further extension to the transitional periods until December 2027 to December 2029, depending on the risk class of the device and subject to certain requirements (e.g. for devices requiring notified body assessment, the manufacturer must submit an application to a notified body to transfer the device to the IVDR by a certain date (ranging from May 2025 to May 2027), depending on the risk class of the device). The proposal will now be put forward to the European Parliament and European Council for adoption.

Research and Development Expenses

For the years ended December 31, 2023 and 2022, we recorded $1.7 million, respectively, of research and development expenses. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Human Capital

Employees.

As of March 1, 2024, Precipio employed fifty-one (51) employees on a full-time basis and six (6) employees as part-time. Of the total, thirteen (13) were in Finance, General and Administration, twenty-four (24) were in laboratory and production, ten (10) were in Sales and Marketing, three (3) were in Customer Service and Support and seven (7) were in Research & Development.

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

Executive Officers of the Registrant

Our executive officers, their ages as of March 15, 2024 and their respective positions are as follows:

Ilan Danieli, Chief Executive Officer, age 52

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

Matthew Gage, Chief Financial Officer, age 57

Mr. Gage was appointed Interim Chief Financial Officer of Precipio, Inc. effective March 21, 2022 and promoted to Chief Financial Officer effective July 1, 2023 without any change to his compensation or any additional stock award.  Mr. Gage previously served as Director of Financial Reporting and Analysis of Precipio, Inc. since joining the Company in June 2017 following its acquisition of Transgenomic Inc., where he was Director of Financial Reporting and Analysis since 2014. Mr. Gage has over 30 years of experience in company finance, 25 years of which being with publicly traded companies. Mr. Gage holds a Bachelor of Science Degree in Business Administration from Bryant University.

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

Intellectual Property

The Company has filed an international patent applications for its proprietary HemeScreen technology.

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

Summary of Risk Factors

●	There is substantial doubt about our ability to continue as a going concern.
●	We may require significant additional financing to sustain our operations and without it we will not be able to continue operations.
●	We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.
●	We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.
●	We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.
●	We have been, and may continue to be, subject to costly litigation.
●	The commercial success of our products, including those we are developing, will depend upon the degree of market acceptance of these products among physicians, patients, health care payers and the medical community and on our ability to successfully market our products.
●	If we cannot compete successfully with our competitors, including new entrants in the market, we may be unable to increase or sustain our revenue or achieve and sustain profitability.
●	We may not be able to develop new products or enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business and operating results.
●	International expansion of our business could expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	Unfavorable U.S. or global economic conditions and conflicts could adversely affect our business, financial condition or results of operations.
●	Global climate change could negatively affect our business.
●	We depend upon a limited number of key personnel, and if we are not able to retain them or recruit additional qualified personnel, the execution of our strategy, management of our business and commercialization of our product candidates could be delayed or negatively impacted.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We currently have limited experience in marketing products. If we are unable to establish marketing and sales capabilities and retain the proper talent to execute on our sales and marketing strategy, we may not be able to generate product revenue.
●	Cybersecurity risks could compromise our information and expose us to liability, which may harm our ability to operate effectively and may cause our business and reputation to suffer.
●	Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
●	The testing, manufacturing and marketing of diagnostics entails an inherent risk of product liability and personal injury claims.

●	All of our diagnostic technology development and our clinical services are performed at two laboratories, and in the event either or both of these facilities were to be affected by a termination of the lease or a man-made or natural disaster, our operations could be severely impaired.
●	An impairment in the carrying value of our intangible assets could negatively affect our results of operations.
●	Governmental payers and health care plans have taken steps to control costs.
●	Changes in payer mix could have a material adverse impact on our net sales and profitability.
●	Our laboratories require ongoing CLIA certification and we cannot guarantee that our laboratories will pass all future certification inspections.
●	Our products that we sell as research use only products and/or that we offer as laboratory developed tests could become subject to government regulations requiring marketing authorization, and the marketing authorization and maintenance process for such products may be expensive, time-consuming and uncertain in both timing and outcome.
●	Failure to comply with HIPAA could be costly.
●	Our failure to comply with any applicable government laws and regulations or otherwise respond to claims relating to improper handling, storage or disposal of hazardous chemicals that we use may adversely affect our results of operations.
●	We may become subject to the Anti-Kickback Statute, Stark Law, False Claims Act, Civil Monetary Penalties Law and may be subject to analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.
●	We cannot be certain that measures taken to protect our intellectual property will be effective.
●	The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.
●	The price of our stock may be vulnerable to manipulation.
●	If we cannot continue to satisfy Nasdaq listing maintenance requirements and other rules, our securities may be delisted, which could negatively impact the price of our securities.
●	Increased costs associated with corporate governance compliance may significantly impact our results of operations.
●	We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	The sale or issuance of our common stock to Alliance Global Partners may cause significant dilution and the sale of the shares of common stock acquired by Alliance Global Partners, or the perception that such sales may occur, could cause the price of our common stock to fall.
●	The issuance of our common stock to creditors or litigants may cause significant dilution to our stockholders and cause the price of our common stock to fall.

Risks Related to Our Business and Strategy

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. For the year ended December 31, 2023, the Company had a net loss of $5.8 million and net cash used in operating activities of $3.6 million. As of December 31, 2023, the Company had an accumulated deficit of $98.2 million and working capital of $0.5 million. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur net losses through at least 2024 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

At December 31, 2023, we had working capital of $0.5 million. For the year ended December 31, 2023, we had an operating cash flow deficit of $3.6 million and a net loss of $5.8 million. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations, funding pursuant to a sales agreement with A.G.P./Alliance Global Partners (“AGP”) and possible sales of certain receivables under our receivable factoring agreement.

To facilitate ongoing operations and product development, on April 14, 2023, we entered into a sales agreement with AGP, pursuant to which we may offer and sell our common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “2023 ATM Offering”). We are limited in the number of shares we can sell in the 2023 ATM Offering due to the offering limitations currently applicable to us under General Instruction I.B.6. of Form S-3 and our public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP 2023 Sales Agreement.

The extent we rely on AGP as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from AGP were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $5.8 million under the AGP 2023 Sales Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. From April 14, 2023 through the date the consolidated financial statements were issued, we received approximately $0.1 million in gross proceeds through the AGP 2023 Sales Agreement from the sale of 10,192 shares of common stock. We have approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On January 19, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sales of up to $865,889 of shares of our common stock. We have approximately $0.8 million of remaining availability pursuant to this prospectus supplement.

On March 27, 2023, we entered into a receivables factoring agreement (the “Factoring Agreement”) with Culain Capital Funding LLC (“Culain”). Under the terms of this agreement, we may offer for sale, and Culain in its sole discretion may purchase eligible receivables of the Company (the “Purchased Accounts”). Upon purchase, Culain becomes the absolute owner of the Purchased Accounts, which are payable directly to Culain, subject to certain repurchase obligations of the Company. The willingness of Culain to make advances to us by purchasing eligible accounts receivable is subject to customary conditions for financings of this nature. If we are unable to satisfy those conditions, Culain could refrain from providing financing to us, and we might not have sufficient cash on hand to fund our ongoing operations. As of the date of this report, we have not used the Factoring Agreement to fund any of our ongoing operations.

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

As of December 31, 2023, we had cash of $1.5 million and we had working capital of $0.5 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. At December 31, 2023, we had working capital of $0.5 million. For the year ended December 31, 2023, we had an operating cash flow deficit of $3.6 million and a net loss of $5.8 million. For the year ended December 31, 2023, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses through at least 2024 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.

 We have had several customers who, from time to time, have individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable.

For the years ended December 31, 2023 and 2022, one and no customers individually represented 10% or more of our total revenue, respectively. We expect to maintain ongoing relationships with our customers, however, the loss of, or significant decrease in demand from, any of our top customers could have a material adverse effect on our business, results of operations and financial condition.

At December 31, 2023, one customer accounted for approximately 13% of our total accounts receivable and at December 31, 2022, one customer accounted for approximately 12% of our total accounts receivable.  The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related credit loss write-offs, could negatively affect our margins and profits. Additionally, the loss of any of our top customers, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales, earnings and cash flows.  Generally, we do not require collateral or other securities to support our accounts receivable and while we are directly affected by the financial condition of our customers, management does not believe significant credit risks exist at December 31, 2023.

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

In addition, physicians may rely on guidelines issued by industry groups, such as the NCCN, medical societies, such as the College of American Pathologists (“CAP”), or other key oncology-related organizations before utilizing any diagnostic test.

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

When cleared, authorized or approved, we and our collaborators may market, sell, and distribute our products and services outside of the United States, and our business would be subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

●	multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, reimbursement or payer regimes and other governmental;
●	approvals, permits and licenses;
●	failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our products and services in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property rights throughout the world;
●	difficulties in staffing and managing foreign operations, including repatriating foreign earned profits;
●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
●	difficulties in negotiating favorable reimbursement negotiations with governmental authorities;
●	logistics and regulations associated with shipping samples, including infrastructure conditions and transportation delays;
●	limits in our ability to penetrate international markets if we are not able to conduct our clinical diagnostic services locally;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
●	international regulations and license requirements that may restrict foreign investment in and operation of the internet, IT infrastructure, data centers and other sectors, and international transfers of data;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, and outbreak of disease;
●	boycotts, curtailment of trade and other business restrictions; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977, or FCPA, its books and records provisions, or its anti-bribery provisions or laws similar to the FCPA in other jurisdictions in which we may in the future operate, such as the United Kingdom’s, (“UK”), Bribery Act of 2010 and anti-bribery requirements of member states in the European Union, (“EU”).

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

On May 24, 2022, we received CE-IVD approval for the sale of HemeScreen® reagents in the UK and the EU in accordance with the requirements of the EU IVDD. However, the new EU IVDR, came into effect on May 26, 2022 and repealed the IVDD. The transitional provisions under the IVDR allow for devices with a notified body certificate issued under the IVDD and which are placed on the EU market prior to May 26, 2022 to continue to be placed on the market in the EU until May 26, 2025. Our device will need to be re-certified under the IVDR by such date in order to remain on the EU market, which will include evaluation by an EU notified body to confirm whether our device meets the general safety and performance requirements under the IVDR. There is no guarantee that our device will be determined to be compliant with such requirements. It should also be appreciated that there currently is a severe shortage of capacity of the EU notified bodies to assess all devices that will require notified body certification under the IVDR. There can be no assurance that our ability to market HemeScreen® reagents in the EU in the future will not be interrupted and this could, in turn, have a negative impact on our business and operating results.

The regulatory framework for medical devices in the UK is likely to evolve now that the UK is no longer part of the EU. Changes to the UK regulations may require additional review of our devices and there is a risk our devices may not be compliant with any revised UK regulations.

Now that the UK has left the EU, the new UKCA mark will replace the EU CE mark in Great Britain, (“GB”). The EU legal framework remains applicable in Northern Ireland (indeed any products placed on the market in Northern Ireland must be compliant with EU law). EU CE marks will continue to be recognized in GB for in-vitro diagnostic devices that are compliant with the EI IVDR until June 30, 2030. In addition, all devices must now be registered with the MHRA in order to be placed on the GB market. These new requirements under the UK medical devices legislation and any other changes that are brought into force could result in delays in our ability to obtain a UKCA mark and to continue to market our product in the UK. The UK’s departure from the EU has also impacted customs regulations as well as timing and ease of shipments into the EU from UK.

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

In addition, the Company’s operations and access to capital may be impacted by disruptions to the banking system and financial market volatility resulting from bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank (“SVB”) and other financial institutions.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of  SVB, and Signature Bank and Silvergate Capital Corp. (“Silvergate Capital”), respectively, after each bank was unable to continue their operations. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market prices of regional bank stocks to plummet.

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

We also face physical and transition risks from climate change. The manifestations of climate change, such as extreme weather conditions or more frequent extreme weather events, including wildfires, flooding, water stress and extreme heat, could disrupt our operations, damage our facilities, disrupt our supply chain, impact the availability and cost of materials needed for manufacturing or increase insurance and other operating costs. As a result, severe weather events or natural disasters could result in a prolonged disruption to our operations or operations of our customers or suppliers, which could have a material adverse effect on our operating results, cash flows or financial condition.

We may be impacted by economic and supply disruptions associated with events beyond our control, such as war, including the current conflicts between Russia and Ukraine and between Israel and Hamas, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

The operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes, or severe weather conditions or natural disasters. In addition, our operations could be adversely affected as a result of other disruptions at our facilities due to fire, electrical blackouts, power losses, telecommunications failures or other similar effects. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. We may not be insured against all such potential losses and, if insured, the insurance proceeds that we receive may not adequately compensate us for all of our losses. Such losses could lead to an increase in the deductibles or cost of insurance for those facilities, a reduction of insurance available to us, or the unavailability of insurance on terms that are acceptable to us.

We depend upon a limited number of key personnel, and if we are not able to retain them or recruit additional qualified personnel, the execution of our strategy, management of our business and commercialization of our product candidates could be delayed or negatively impacted.

Our success is largely dependent upon the continued contributions of our officers and employees. Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. In order to pursue our test development and commercialization strategies, we will need to attract and hire additional personnel with specialized experience in a number of disciplines, including assay development, laboratory and clinical operations, sales and marketing, billing and reimbursement. There is intense competition for personnel in the fields in which we operate. If we are unable to attract new employees and retain existing employees, the development and commercialization of our product candidates and any future tests could be delayed or negatively impacted. If any of them becomes unable or unwilling to continue in their respective positions, and we are unable to find suitable replacements, our business and financial results could be materially negatively affected. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation as a result of general macroeconomic factors could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business and have other adverse effects on our results of operations and financial condition.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 51 full-time employees and 6 part-time employees as of March 1, 2024. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of diagnostic technology. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, misuse, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential information about our patients, customers and personnel, such as names, addresses and other individually identifiable information protected by the Health Insurance Portability and Accountability Act, (“HIPAA”), other privacy laws. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or incidents. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to, misuse of, or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches or other incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

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

We have not experienced any known attacks on our information technology systems that compromised any confidential information. We maintain our information technology systems with safeguards designed to protect against cyberattacks including passive intrusion protection, firewalls and virus detection software. However, these safeguards do not ensure that a significant cyberattack could not occur. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyberattacks.

Security incidents, including physical or electronic break-ins, computer viruses, attacks by hackers and similar incidents can create system disruptions or shutdowns or the unauthorized disclosure of, access to, or misuse of confidential information. If personal information or protected health information is improperly accessed, tampered with, misused or disclosed as a result of a security breach, we may incur significant costs to notify and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential personal information. In addition, a security breach of or other incident affecting our information systems could damage our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code, as amended, currently, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. More recently, however, there have been proposals to retroactively reinstate deductibility under Code Section 174.  Furthermore, as we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.

As of December 31, 2023, we had approximately $76 million of federal net operating losses, (“NOLs”). Approximately $28 million of the federal NOLs will expire at various dates beginning in 2036 through 2037 if not utilized, while the remaining amount will have an indefinite life. As of December 31, 2023, we had approximately $2.4 million of state NOLs. The state NOLs expire on various dates. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

Under U.S. federal income tax law, a corporation’s ability to utilize its NOLs to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period, including changes in ownership arising from new issuances of stock. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). Our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

On October 3, 2023, the FDA published a proposed rule on LDTs, in which the FDA proposes to end enforcement discretion for virtually all LDTs in five stages over a four-year period from the date the FDA publishes a final rule. In Phase 1 (effective one year post-finalization), laboratories would be required to comply with medical device (adverse event) reporting and correction/removal reporting requirements. In Phase 2 (effective two years post-finalization), laboratories would be required to comply with all other device requirements (e.g., registration/listing, labeling, investigational use), except for quality systems and premarketreview. In Phase 3 (effective three years post-finalization), laboratories would be required to comply with quality systems requirements. In Phase 4 (effective three and a half years post-finalization, but not before October 1, 2027), laboratories would be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to the PMA requirement). Finally, in Phase 5 (effective four years post-finalization, but not before April 1, 2028), laboratories would be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests subject to de novo or the 510(k) requirement). Unlike previous proposals, the proposed rule does not provisions that would allow for “grandfathering” of existing tests. The content and timing of any final rule on LDTs is uncertain at this time.

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

False Claims Act

The FCA prohibits providers from, among other things, (1) knowingly presenting or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (2) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (3) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus civil penalties for each separate false claim.

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

We rely upon patents, trade secrets, copyrights and trademarks, as well as non-disclosure agreements and other contractual confidentiality provisions to protect our confidential and proprietary information for which we are not seeking patent protection for various reasons. Such measures, however, may not provide adequate protection for our trade secrets or other proprietary information. If such measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced.  Our intellectual property portfolio with respect to certain aspects of our technology and product candidates is at an early stage. We have one company-owned, pending international patent application directed to our HemeScreen test.  This international patent application is not eligible to become an issued patent until, among other things, we file national and/or regional stage applications in individual countries and/or regions by the appropriate deadline. Any failure to file one or more national and/or regional stage patent applications within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated international patent application.

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

In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our owned or pending patent applications, or that we were the first to file for patent protection of such inventions.

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling some of our products.

We may enter into license agreements with third parties for certain licensed technologies that are, or may become, relevant to the products we market, or plan to market. In addition, we may elect to license third party intellectual property to further our business objectives and/or as needed for freedom to operate for our products. We may not own the patents, patent applications or other intellectual property rights that are the subject of the license agreements we enter into. Our rights to use these technologies and employ the inventions claimed in the licensed patents, patent applications and other intellectual property rights are or will be subject to the continuation of and compliance with the terms of those licenses.

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

In addition, a European Unified Patent Court (UPC) came into force in June 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Although we do not currently own any European patents or applications, if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States and do not have any issued patents in foreign jurisdictions. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products. In addition, if we obtain foreign patent protection in the future, competitors may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of, and may require a compulsory license to, patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of any patent rights we may obtain in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce any patent rights we may obtain in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patent rights we may obtain at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

These developments could make it more difficult for us to retain qualified members of our Board of Directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

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

On April 14, 2023, we entered into a sales agreement with AGP, pursuant to which we may offer and sell our Common Stock, having aggregate sales proceeds of up to $5.8 million, to or through AGP, from time to time, in the 2023 ATM Offering. We are limited in the number of shares we can sell in the 2023 ATM Offering due to the offering limitations currently applicable to us under General Instruction I.B.6. of Form S-3 and our public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP 2023 Sales Agreement. Sales to, or through, AGP by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

From April 14, 2023 through the date of issuance of this Report on From 10-K, we received $0.1 million in gross proceeds through the AGP 2023 Sales Agreement from the sale of 10,192 shares of Common Stock. The Company has an additional $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On January 19, 2024, we

filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sales of up to $865,889 of shares of our common stock. We have approximately $0.8 million of remaining availability pursuant to this prospectus supplement.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of December 31, 2023, approximately 459,535 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 232,744 shares of our common stock were reserved for issuance upon exercise of outstanding stock options. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, current macroeconomic conditions, currency exchange rates, and volatile financial markets. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company is committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. The Company recognizes that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. Third parties are also incorporated into our approach to cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, cybersecurity maturity assessments or consulting on best practices to address current and new challenges. These evaluations include testing both the design and operational effectiveness of security controls.

Risk management and strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our IT Manager and Chief Operating Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Operating Officer is primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Operating Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Financial Officer and IT consultant provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties

We currently lease approximately 8,267 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under leases expiring in December 2026 with annual rental payments of $0.2 million. We also lease approximately 5,300 square feet of laboratory space in Omaha, Nebraska, which we occupy under a lease expiring in May 2025 with annual rental payments of less than $0.1 million. We believe that these facilities are adequate to meet our current and planned needs. We believe that if additional space is needed in the future, we could find alternate space at competitive market rates as needed.

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

Holders.   At March 24, 2024, there were 1,430,292 shares of our common stock outstanding and approximately 34 holders of record.

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

Issuer Purchases of Equity Securities.  We made no purchases of our common stock during the year ended December 31, 2023. Therefore, tabular disclosure is not presented.

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

Overview

We are a healthcare solutions company focused on cancer diagnostics.  Our business mission is to address the pervasive problem of cancer misdiagnoses by developing solutions in the form of diagnostic products and services. Misdiagnoses originate from outdated commercial diagnostic cancer testing technologies, lack of subspecialized expertise, and sub-optimal laboratory processes that are needed in today’s diagnostic cancer testing in order to provide accurate, rapid, and resource-effective results to treat patients. Industry studies estimate one in five blood-cancer patients are misdiagnosed. As cancer diagnostic testing has evolved from cellular to molecular (genes and exons), laboratory testing has become extremely complex, requiring even greater diagnostic precision, attention to process and a more appropriate evaluation of the abundance of genetic data to effectively gather, consider, analyze and present information for the physician for patient treatment. We believe cancer diagnostics requires a holistic approach to improve the quality of diagnostic data and achieve more accurate interpretations of the patient situation, with the intent to reduce misdiagnoses. By delivering diagnostic products, reagents and services that improve the accuracy and efficiency of diagnostics, leading to fewer misdiagnoses, we believe patient outcomes can be improved through the selection of appropriate therapeutic options.  Furthermore, we believe that better patient outcomes will have a positive impact on healthcare expenses as misdiagnoses are reduced. Better diagnostic results – Better Patient Outcome – Lower Healthcare Expenditures.

To deliver our strategy, we have structured our organization to develop diagnostic products. Laboratory and R&D facilities located in New Haven, Connecticut and Omaha, Nebraska house development teams that collaborate on the development of new products and services.  We operate CLIA laboratories in both the New Haven, Connecticut and Omaha, Nebraska locations providing essential blood cancer diagnostics to office-based oncologists in many states nationwide. To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratory to support R&D beta-testing of the products we develop, in a clinical environment.

Our Products Division commercial team generates direct sales as well as works with our key distributors. Global healthcare distributors, such as ThermoFisher, McKesson and Cardinal Health, have partnered with us to form the backbone of our go-to-market strategy and enable us to access laboratories around the country that can benefit from using our diagnostic products.

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

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the year ended December 31, 2023, the Company had a net loss of $5.8 million and net cash used in operating activities of $3.6 million. As of December 31, 2023, the Company had an accumulated deficit of $98.2 million and working capital of $0.5 million. The Company’s ability to continue as a going concern over the next twelve months from the date the consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet our current and future obligations we have taken the following steps to capitalize the business and successfully achieve our business plan:

●	On April 14, 2023, we entered into a sales agreement with AGP, pursuant to which we may offer and sell our common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. As of the date the consolidated financial statements were issued, we have received $0.1 million in gross proceeds through the AGP 2023 Sales Agreement from the sale of 10,192 shares of common stock. The Company has approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On January 19, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sales of up to $865,889 of shares of our common stock. We have approximately $0.8 million of remaining availability pursuant to this prospectus supplement.
●	On June 8, 2023, we entered into a securities purchase agreement pursuant to which we received $2.0 million in gross proceeds through the sale of 206,250 shares of common stock and warrants to purchase shares of our common stock. Issuance costs were approximately $0.2 million and we intend to use the net proceeds for working capital and general corporate purposes.

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

Results of Operations for the Years Ended December 31, 2023 and 2022

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Change
	2023	2022	$	%
Service revenue, net, less allowance for credit loss	$12,178	$8,010	$4,168	52%
Other	3,019	1,402	1,617	115%
Net Sales	$15,197	$9,412	$5,785	61%

Net sales for the year ended December 31, 2023 were $15.2 million, an increase of $5.8 million, as compared to the same period in 2022. During the year ended December 31, 2023, patient diagnostic service revenue increased $4.2 million as compared to the same period in 2022. This increase was due to a greater number of cases processed in the current year period. We processed 6,765 cases during the year ended December 31, 2023 as compared to 4,109 cases during the same period in 2022, or a 65% increase in cases.  Other revenue increased by $1.6 million for the year ended December 31, 2023 as compared to the same period in 2022. The other revenues were primarily related to increased sales of our HemeScreen product as a result of a greater number of customers purchasing reagents during the current year period.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $2.3 million for the year ended December 31, 2023 as compared to the same period in 2022. The increase is in line with the changes in related revenues discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Margin %
	2023	2022	2023	2022
Gross Profit	$6,018	$2,510	40%	27%

Gross margin was 40% and 27% of total net sales, for the years ended December 31, 2023 and 2022, respectively, and the gross profit was approximately $6.0 million and $2.5 million during the years ended December 31, 2023 and 2022, respectively. The gross profit increased during the year ended December 31, 2023, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume enables our laboratory to yield economies of scale and to leverage fixed expenses, as we saw during 2023 with the increases in case volume and gross margin mentioned above.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock based compensation costs and depreciation and amortization. Our operating expenses decreased by $1.7 million to $13.6 million for the year ended December 31, 2023 as compared to $15.3 million for the year ended December 31, 2022. The decrease included decreases from: (1) a decrease of less than $0.1 million in general and administrative expenses, which was due to a decrease of $0.2 million in legal and professional fee expenses partially offset by a $0.1 million increase in state franchise taxes; and (2), a decrease of $2.2 million in stock-based compensation expenses for the year ended December 31, 2023. These decreases were partially offset by a $0.6 million increase in sales and marketing expenses due mainly to increased personnel costs as we expanded our product sales force starting in the second half of 2022.

Other Income (Expense). We recorded net other income of $1.8 million for the year ended December 31, 2023 which was related to $1.7 million of income from the write-off of certain liabilities and $0.1 million of income related to a gain on the dissolution of joint venture. These were partially offset by less than $0.1 million of interest expense. During the year ended December 31, 2022, we recorded net other income of $0.6 million which was primarily attributable to non-cash income recorded on warrant revaluations.

Liquidity and Capital Resources

Our working capital positions at December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022	Change
Current assets (including cash of $1,502 and $3,445 respectively)	$3,682	$5,710	$(2,028)
Current liabilities	3,141	4,361	(1,220)
Working capital	$541	$1,349	$(808)

To date, we have incurred significant net losses and have funded our operations primarily through cash generated from operations, the issuance of convertible debt and the issuance of shares of our common stock.

During the year ended December 31, 2023 we received net proceeds of $2.2 million from sale of 237,102 shares of our common stock through purchase agreements and at the market offerings. We have approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On January 19, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sales of up to $865,889 of shares of our common stock. We have approximately $0.8 million of remaining availability pursuant to this prospectus supplement.

Analysis of Cash Flows - Years Ended December 31, 2023 and 2022

The following table summarizes our net cash flow activity (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash used in operating activities	$(3,559)	$(7,721)	$4,162
Net cash used in investing activities	(126)	(277)	151
Net cash provided by (used in) financing	1,742	(225)	1,967
Net change in cash	$(1,943)	$(8,223)	$6,280

Net Change in Cash. Cash decreased by $1.9 million and $8.2 million during the years ended December 31, 2023 and 2022, respectively.

Cash Flows Used in Operating Activities. The cash flows used in operating activities of $3.6 million during the year ended December 31, 2023 included a net loss of $5.8 million, an increase in accounts receivables of $0.5 million, a decrease in accounts payable of $0.2 million and a decrease in operating lease liabilities of $0.2 million. These were partially offset by a decrease in inventories of $0.3 million, a decrease in other assets of $0.4 million, an increase in accrued expenses of $0.7 million and non-cash adjustments of $1.7 million. The non-cash adjustments included $0.2 million for the change in provision for credit losses. We routinely provide a reserve for credit losses accounts as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $3.2 million include, among other things, depreciation and amortization, the value of stock issued in payment of services, gain on write-off of liabilities and stock-based compensation. The cash flows used in operating activities in the year ended December 31, 2022 included the net loss of $12.2 million, an increase in accounts receivables of $0.7 million, a decrease accrued expenses of $0.3 million, an increase in inventories of $0.1 million and a decrease in operating lease liabilities of $0.2 million. These were partially offset by a decrease in other assets of $0.5 million, an increase in accounts payable of $0.1 million, an increase in deferred revenue of $0.1 million and non-cash adjustments of $5.1 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.1 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by (used in) Financing Activities. Cash flows provided by financing activities totaled $1.7 million for the year ended December 31, 2023, which included $2.2 million of proceeds from the issuance of common stock partially offset by payments on our long-term debt and finance lease obligations of $0.5 million.  Cash flows used in financing activities totaled $0.2 million for the year ended December 31, 2022, which included payments on our long-term debt and finance lease obligations of $0.3 million partially offset by $0.1 million of proceeds from the issuance of common stock.

At each of December 31, 2023 and December 31, 2022, other than certain purchase commitments, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business. See Note 8 – Commitments and Contingencies to our consolidated financial statements appearing elsewhere in this report for further discussion.

Contractual Obligations and Commitments

At December 31, 2023, our contractual obligations and other commitments were as follows:

	Payments Due By Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long term debt(1)	$370	$248	$70	$52
Finance lease obligations(2)	171	79	92	—
Operating lease obligations(2)	696	258	438	—
Purchase obligations(3)	1,884	1,834	50	—
	$3,121	$2,419	$650	$52
(1)	Total payments include $353,000 in principal and $17,000 in interest. See Note 5 - "Long-Term Debt" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(2)	See Note 7 - "Leases" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(3)	These amounts represent purchase commitments, including all open purchase orders See Note 8 – “Commitments and Contingencies” to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

We believe that the following critical accounting estimates are particularly subject to management’s judgment and could materially affect our financial condition and results of operations:

 ● Assumptions used in the Black-Scholes pricing model for valuation of stock option awards, such as expected volatility, risk-free interest rate, expected term and expected dividends.

 ● Assumptions used in the recording of allowances for credit losses and contractual allowances, including customer creditworthiness, market conditions, and trends in healthcare and insurance practices.

Management also regularly makes estimates related to the recoverability of long-lived assets; the fair values and useful lives of intangible assets acquired in business combinations; and income taxes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the consolidated financial statements. As appropriate, the Company obtains reports from third-party valuation experts to inform and support estimates related to fair value measurements.

For additional information on critical accounting estimates, see Note 2 to the consolidated Financial Statements, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part II, Item 8, of this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 “Measurement of Credit Losses on Financial Instruments”, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. The Company adopted this guidance on January 1, 2023. The adoption of this standard was not material to our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 is effective for the Company beginning January 1, 2025. Adoption of ASU 2023-09 is expected to enhance the usefulness of income tax disclosures and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statement.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Precipio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precipio, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations,  stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Description of Matter

As described in Note 2 to the financial statements, the Company records its service revenues from diagnostic testing net of contractual and collection allowances that are estimated based on historical trends and anticipated reimbursement from third party payers. As of December 31, 2023, the Company recognized gross revenue of approximately $29.5 million along with contractual allowances of approximately $14.1 million and collection allowances of approximately $0.2 million. The net revenue figure of approximately $15.2 million is recorded as net sales on the consolidated statements of operations.

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

New Haven, CT

March 29, 2024

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(Dollars in thousands, except share data)

		2023	2022
ASSETS
CURRENT ASSETS:
Cash		$1,502	$3,445
Accounts receivable (net of allowance for credit losses of $2,572 and $2,354, respectively)		1,301	1,036
Inventories		384	708
Other current assets		495	521
Total current assets		3,682	5,710

PROPERTY AND EQUIPMENT, NET		739	877

OTHER ASSETS:
Finance lease right-of-use assets, net		174	257
Operating lease right-of-use assets, net		612	763
Intangibles, net		12,818	13,768
Other assets		76	129
Total assets		$18,101	$21,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs		$235	$255
Current maturities of finance lease liabilities		132	162
Current maturities of operating lease liabilities		218	199
Accounts payable		622	2,042
Accrued expenses		1,824	1,584
Deferred revenue		110	119
Total current liabilities		3,141	4,361
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs		106	134
Finance lease liabilities, less current maturities		18	68
Operating lease liabilities, less current maturities		407	574
Total liabilities		3,672	5,137
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at December 31, 2023 and December 31, 2022, 47 shares issued and outstanding at December 31, 2023 and December 31, 2022, liquidation preference of $38 at December 31, 2023		—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2023 and December 31, 2022, 1,420,125 and 1,141,013 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	(1)	14	11
Additional paid-in capital	(1)	112,565	108,588
Accumulated deficit		(98,150)	(92,297)
Total Precipio, Inc. stockholders’ equity		14,429	16,302
Noncontrolling interest in joint venture		—	65
Total stockholders’ equity		14,429	16,367
Total liabilities and stockholders’ equity		$18,101	$21,504

(1) The common stock and additional paid-in capital for all periods presented reflect the one-for-twenty reverse stock split, which was effected on September 21, 2023.

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands, except per share data)

		Year Ended December 31,
		2023	2022
SALES:
Service revenue, net		$12,396	$8,418
Other revenue		3,019	1,402
Revenue, net of contractual allowances and adjustments		15,415	9,820
Adjustment for allowance for credit losses		(218)	(408)
Net sales		15,197	9,412
COST OF SALES:
Cost of service revenue		8,099	5,917
Cost of other revenue		1,080	985
Total cost of sales		9,179	6,902
Gross profit		6,018	2,510
OPERATING EXPENSES:
Operating expenses		13,638	15,307
OPERATING LOSS		(7,620)	(12,797)
OTHER (EXPENSE) INCOME:
Interest expense, net		(18)	(12)
Warrant revaluation		–	606
Gain on settlement of liability		–	25
Gain on write-off of liability		1,720	—
Other income		65	—
Total other income		1,767	619
LOSS BEFORE INCOME TAXES		(5,853)	(12,178)
INCOME TAX EXPENSE		–	—
NET LOSS		(5,853)	(12,178)

Less: Net income attributable to noncontrolling interest in joint venture		–	(25)
NET LOSS ATTRIBUTABLE TO PRECIPIO, INC. COMMON STOCKHOLDERS		$(5,853)	$(12,203)

BASIC AND DILUTED LOSS PER COMMON SHARE	(1)	$(4.51)	$(10.73)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	(1)	1,297,851	1,137,573

(1) Net loss per share and the number of shares used in the per share calculations for all periods presented reflect the one-for-twenty reverse stock split, which was effected on September 21, 2023.

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2022	47	$—	1,135,422	$11	$104,647	$(80,094)	$24,564	$40	$24,604
Net loss	—	—	—	—	—	(12,203)	(12,203)	25	(12,178)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	4,251	—	129	—	129	—	129
Proceeds upon issuance of common stock from exercise of warrants	—	—	1,340	—	11	—	11	—	11
Non-cash stock-based compensation	—	—	—	—	3,801	—	3,801	—	3,801
Balance, December 31, 2022	47	$—	1,141,013	$11	$108,588	$(92,297)	$16,302	$65	$16,367
Net loss	—	—	—	—	—	(5,853)	(5,853)	—	(5,853)
Gain on dissolution of joint venture	—	—	—	—	—	—	—	(65)	(65)
Issuance of common stock in connection with purchase agreements	—	—	206,250	2	1,758	—	1,760	—	1,760
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	30,852	1	484	—	485	—	485
Proceeds upon issuance of common stock from exercise of warrants	—	—	15,972	—	—	—	—	—	—
Issuance of common stock for consulting services	—	—	23,598	—	177	—	177	—	177
Non-cash stock-based compensation in connection with stock options	—	—	—	—	1,542	—	1,542	—	1,542
Non-cash stock-based compensation in connection with restricted stock awards	—	—	2,492	—	16	—	16	—	16
Payment of fractional common shares in conjunction with reverse stock split	—	—	(52)	—	—	—	—	—	—
Balance, December 31, 2023	47	$—	1,420,125	$14	$112,565	$(98,150)	$14,429	$—	$14,429

(1) The common stock and additional paid-in capital for all periods presented reflect the one-for-twenty reverse stock split, which was effected on September 21, 2023.

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,853)	$(12,178)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,225	1,219
Amortization of operating lease right-of-use asset	209	187
Amortization of finance lease right-of-use asset	83	114
Amortization of deferred financing costs, debt discounts and debt premiums	3	4
Gain on settlement of liability	—	(25)
Gain on dissolution of joint venture	(65)	—
Gain on write-off of liabilities	(1,720)	—
Stock-based compensation	1,558	3,801
Value of stock issued in payment of services	177	—
Provision for credit losses	218	406
Warrant revaluation	—	(606)
Changes in operating assets and liabilities:
Accounts receivable	(483)	(745)
Inventories	324	(144)
Other assets	451	491
Accounts payable	(169)	165
Operating lease liabilities	(206)	(182)
Deferred revenue	(9)	101
Accrued expenses	698	(329)
Net cash used in operating activities	(3,559)	(7,721)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(126)	(277)
Net cash used in investing activities	(126)	(277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(80)	(151)
Issuance of common stock, net of issuance costs	2,245	129
Proceeds from exercise of warrants	—	11
Principal payments on long-term debt	(423)	(214)
Net cash flows provided by (used in) financing activities	1,742	(225)
NET CHANGE IN CASH	(1,943)	(8,223)
CASH AT BEGINNING OF PERIOD	3,445	11,668
CASH AT END OF PERIOD	$1,502	$3,445

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	Year Ended December 31,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$42	$45

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	11	34
Prepaid insurance financed with loan	372	413
Operating lease right-of-use assets obtained in exchange for operating lease obligations	58	92
Finance lease right-of-use assets obtained in exchange for finance lease obligations	—	12

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a healthcare solutions company focused on cancer diagnostics.  The Company’s business mission is to address the pervasive problem of cancer misdiagnoses by developing solutions to mitigate the root causes of this problem in the form of diagnostic products, reagents and services.  Misdiagnoses originate from outdated commercial diagnostic cancer testing technologies, lack of subspecialized expertise, and sub-optimal laboratory processes that are needed in today’s diagnostic cancer testing in order to provide accurate, rapid, and resource-effective results to treat patients.  Industry studies estimate 1 in 5 blood-cancer patients are misdiagnosed. As cancer diagnostic testing has evolved from cellular to molecular (genes and exons), laboratory testing has become extremely complex, requiring even greater diagnostic precision, attention to process and a more appropriate evaluation of the abundance of genetic data to effectively gather, consider, analyze and present information for the physician for patient treatment.  Precipio believes cancer diagnostics requires a holistic approach to improve the quality of diagnostic data and achieve more accurate interpretations of the patient situation with the intent to reduce misdiagnoses. By delivering products, reagents and services that improve the accuracy and efficiency of diagnostics, leading to fewer misdiagnoses, we believe patient outcomes can be improved through the selection of appropriate therapeutic options.  Furthermore, we believe that better patient outcomes will have a positive impact on healthcare expenses as misdiagnoses are reduced.  Better Diagnostic Results – Better Patient Outcome – Lower Healthcare Expenditures.

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

Our Products Division commercial team generates direct sales as well as works with our key distributors. Global healthcare distributors, such as ThermoFisher, McKesson and Cardinal Health, have partnered with us to form the backbone of the Company’s go-to-market strategy and enable us to access laboratories around the country that can benefit from using our diagnostic product.

Our operating structure promotes the harnessing of our proprietary technology and genetic diagnostic expertise to bring to market the Company’s robust pipeline of innovative solutions designed to address the root causes of misdiagnoses.

Joint Venture.

The Company has determined that it held a variable interest in a joint venture formed in April 2020 (the “Joint Venture”) and is the primary beneficiary of the variable interest entity (“VIE”). See Note 2 - Summary of Significant Accounting Policies for further discussion regarding consolidation of variable interest entities.

The Joint Venture was dissolved on November 1, 2023 with an effective date of December 31, 2022 and the Company recorded a gain on dissolution of the Joint Venture of less than $0.1 million during the year ended December 31, 2023 which is included in other income in the consolidated statements of operations.

Going Concern.

The consolidated financial statements have been prepared using GAAP applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the year ended December 31, 2023, the Company had a net loss of $5.8 million and net cash used in operating activities of $3.6 million. As of December 31, 2023, the Company had an accumulated deficit of $98.2 million and working capital of $0.5 million. The Company’s ability to continue as a going concern, for the next twelve months from the date of issuance of these consolidated financial statements in this Annual Report on Form 10-K, is dependent upon a combination of achieving its business plan, including generating additional revenue and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. As of the date the consolidated financial statements were issued, we have received $0.1 million in gross proceeds through the AGP 2023 Sales Agreement from the sale of 10,192 shares of common stock. The Company has approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On January 19, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sales of up to $865,889 of shares of our common stock. We have approximately $0.8 million of remaining availability pursuant to this prospectus supplement.
●	On June 8, 2023, the Company entered into a securities purchase agreement pursuant to which it received $2.0 million in gross proceeds through the sale of 206,250 shares of common stock and warrants to purchase shares of our common stock. Issuance costs were approximately $0.2 million and the Company intends to use the net proceeds for working capital and general corporate purposes.

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

Reverse Stock Split.

On September 21, 2023 we filed a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, pursuant to which we effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split became effective as of 5:00 p.m. (Eastern Time) on September 21, 2023, and our common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the market open on September 22, 2023. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The most significant estimates and assumptions with regard to these consolidated financial statements relate to the allowance for credit losses, assumptions used within the fair value of debt and equity transactions and contractual allowances. These assumptions require considerable judgment by management. Actual results could differ from the estimates and assumptions used in preparing these consolidated financial statements.

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

Other Current Assets.

Other current assets of $0.5 million as of December 31, 2023 include prepaid insurance of approximately $0.3 million and prepaid and other assets of $0.2 million. Other current assets of $0.5 million as of December 31, 2022 include prepaid insurance of $0.3 million and prepaid and other assets of $0.2 million.

Concentrations of Risk.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed Federal Deposit Insurance Corporation insured limits of up to $250,000 per depositor per financial institution. We have not experienced any losses on such accounts as of December 31, 2023.

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

Inventories.

Inventories consist of laboratory supplies and are valued at cost (determined on an average cost basis, which approximates the first-in, first-out method) or net realizable value, whichever is lower. We evaluate inventory for items that are slow moving or obsolete and record an appropriate reserve for obsolescence if needed. The allowance for slow moving or obsolete inventory was zero at December 31, 2023 and 2022, respectively.

Property and Equipment, net.

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 to 7 years
Leasehold improvements	Lesser of useful life or lease term
Laboratory equipment	3 to 10 years
Computer equipment and software	3 to 7 years

For assets sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any related gain or loss is reflected in operations for the period. Expenditures for major betterments that extend the useful lives of property and equipment are capitalized.

Intangible Assets.

We review our amortizable long-lived assets for impairment annually or whenever events indicate that the carrying amount of the asset (group) may not be recoverable. An impairment loss may be needed if the sum of the future undiscounted cash flows is less than the carrying amount of the asset (group). The amount of the loss would be determined by comparing the fair value of the asset to the carrying amount of the asset (group). There were no impairment charges on our amortizable long-lived assets during the years ended December 31, 2023 and 2022.

Debt Issuance Costs

Debt issuance costs are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs are presented as a reduction of the related debt in the accompanying balance sheets. The amortization expense recorded was less than $0.1 million for the years ended December 31, 2023 and 2022, respectively. See Note 5 – Long Term Debt for further discussion.

Stock-Based Compensation.

All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Unvested awards as of December 31, 2023 had vesting periods of up to four years from the date of grant. No awards outstanding at December 31, 2023 and 2022, respectively, are subject to performance vesting conditions or market-based vesting.

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

Accounts Receivable

Accounts Receivable result from diagnostic services provided to self-pay and insured patients, project based testing services and clinical research. The payment for services provided by the Company are generally due within 30 days from the invoice date. Accounts receivable are reduced by an allowance for credit losses. In evaluating the collectability of accounts receivable, the Company analyzes and identifies trends for each of its sources of revenue to estimate the appropriate allowance for credit losses. For receivables associated with self-pay patients, including patients with insurance and a deductible and copayment, the Company records an allowance for credit losses in the period of services on the basis of past experience of patients unable or unwilling to pay for service fee for which they are financially responsible. For receivables associated with services provided to patients with third-party coverage, the Company analyzes contractually due amounts and provides an allowance, if necessary. The difference between the standard rates and the amounts actually collected after all reasonable collection efforts have been exhausted is charged against the allowance for credit losses.

Presentation of Insurance Claims and Related Insurance Recoveries.

The Company accounts for its insurance claims and related insurance recoveries at their gross values as standards for health care entities do not allow the Company to net insurance recoveries against the related claim liabilities. There were no insurance claims or insurance recoveries recorded during the years ended December 31, 2023 and 2022.

Advertising Costs.

Advertising costs are expensed as incurred and are included in operating expenses on the consolidated statements of operations.  Advertising costs charged to operations totaled approximately $0.1 million in 2023 and 2022, respectively.

Research and Development Costs.

All costs associated with internal research and development are expensed as incurred. These costs include salaries and employee related expenses, operating supplies and facility-related expenses. Research and development costs charged to operations totaled $1.7 million for the years ended December 31, 2023 and 2022, respectively.

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

A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2023 and 2022, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of, or changes in tax laws, regulations and interpretations thereof as well as other factors. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the accompanying consolidated statements of operations, of which there was none for the years ended December 31, 2023 and 2022.

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

(dollars in thousands)	December 31, 2023	December 31, 2022
Assets:
Accounts receivable, net	$—	$335
Total assets	$—	$335
Liabilities:
Accrued expenses	$—	$50
Total liabilities	$—	$50
Noncontrolling interest in Joint Venture	$—	$65
Equity attributable to Precipio, Inc.	$—	$127

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 698,154 and 224,398 shares of our common stock have been excluded from the computation of diluted loss per share at December 31, 2023 and 2022, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	December 31,
	2023	2022
Stock options	232,744	184,067
Warrants	459,535	34,456
Preferred stock	5,875	5,875
Total	698,154	224,398

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

Recent Accounting Pronouncements Not Yet Adopted.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 is effective for the Company beginning January 1, 2025. Adoption of ASU 2023-09 is expected to enhance the usefulness of income tax disclosures and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statement.

3. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2023 and 2022 is as follows:

	2023	2022
Furniture and fixtures and leasehold improvements	$24	$24
Laboratory equipment	965	931
Computer equipment and laboratory software	1,097	990
Construction in process	30	34
	2,116	1,979
Less—accumulated depreciation and amortization	(1,377)	(1,102)
Total	$739	$877

Depreciation expense was approximately $0.3 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

4. INTANGIBLES

Intangible assets consist of the following:

	Dollars in Thousands
	December 31, 2023
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$6,172	$12,818

	Dollars in Thousands
	December 31, 2022
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$5,222	$13,768

Estimated Useful Life
Technology	20	years

Amortization expense for intangible assets was $1.0 million during the years ended December 31, 2023 and 2022, respectively. Amortization expense for intangible assets is expected to be $1.0 million for each of the years ending December 31, 2024, 2025, 2026, 2027 and 2028, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	December 31, 2023	December 31, 2022
Connecticut Department of Economic and Community Development (DECD)	$146	$176
DECD debt issuance costs	(12)	(15)
Financed insurance loan	207	228
Total long-term debt	341	389
Current portion of long-term debt	(235)	(255)
Long-term debt, net of current maturities	$106	$134

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

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $3,000 and $4,000 for the years ended December 31, 2023 and 2022, respectively. Net debt issuance costs were approximately $12,000 and $15,000 at December 31, 2023 and 2022, respectively, and are presented as a reduction of the related debt in the accompanying consolidated balance sheets. Amortization for each of the next four years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”).  In July 2023, the Company financed $0.4 million with a 9.99% interest rate and is obligated to make payments on a monthly basis through June 2024. In July 2022, the Company financed $0.4 million with a 5.99% interest rate, which was paid off in June 2023. As of December 31, 2023 and 2022, the Financed Insurance Loan’s outstanding balance of $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

The aggregate future maturities required on gross long-term debt at December 31, 2023 are as follows:

	2024	2025	2026	2027	2028	Total
DECD loan	$31	$32	$33	$34	$16	$146
Financed insurance loan	207	—	—	—	—	207
	$238	$32	$33	$34	$16	$353

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

Accrued expenses at December 31, 2023 and 2022 are as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Accrued expenses	$764	$983
Accrued compensation	754	491
Accrued franchise, property and sales and use taxes	287	91
Accrued interest	19	19
	$1,824	$1,584

During the year ended December 31, 2023, the Company wrote-off $1.3 million of accounts payable and $0.4 million of accrued expenses resulting in a gain of $1.7 million which is recorded as a gain on write-off of liability in the consolidated statements of operations.

The Company recorded certain settlement reductions in accrued expenses and accounts payable as gains which are included in gain on settlement of liability, net in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, zero and approximately $0.1 million, respectively, was recorded as a gain.

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

The Company also recognizes ROU assets from finance leases in connection with its HSRR program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the consolidated statements of operations. There were no derecognized finance lease ROU assets for the years ended December 31, 2023 and 2022. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.1 million as of December 31, 2023 and 2022, respectively, and is included in other current assets and other assets in our consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets, net	$612	$763
Finance lease right-of-use assets, net (1)	174	257
Total lease assets	$786	$1,020

Liabilities:
Current:
Current maturities of operating lease liabilities	$218	$199
Current maturities of finance lease liabilities	132	162
Noncurrent:
Operating lease liabilities, less current maturities	407	574
Finance lease liabilities, less current maturities	18	68
Total lease liabilities	$775	$1,003

(1)As of December 31, 2023 and 2022, finance lease right-of-use assets included zero and $13, respectively, of assets related to finance leases associated with the HSRR program.

As of December 31, 2023, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	December, 31	December, 31	December, 31
	2023	2023	2023
2024	$258	$80	$338
2025	224	65	289
2026	214	26	240
Total lease obligations	696	171	867
Less: Amount representing interest	(71)	(21)	(92)
Present value of net minimum lease obligations	625	150	775
Less, current portion	(218)	(132)	(350)
Long term portion	$407	$18	$425

Other information as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	2.8	3.7
Finance leases	2.0	2.8
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	10.63%	10.31%

During the years ended December 31, 2023 and 2022, operating cash flows from operating leases was $0.2 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was $0.1 million, respectively.

Operating Lease Costs

Operating lease costs were $0.3 million during the years ended December 31, 2023 and 2022, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the consolidated statements of operations for the years ended December 31, 2023 and 2022. The balances within these accounts are approximately $0.1 million, respectively.

8. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2025. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are as follows:

Years ending December 31,	(dollars in thousands)
2024	$1,834
2025	50
$1,884

LITIGATIONS

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheets at December 31, 2023 and 2022.

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

9. INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate primarily to its net operating loss carryforwards, allowance for credit losses and stock-based compensation, partially offset by property and equipment and intangible assets. The Company has recorded a full valuation allowance to offset the net deferred tax assets, as it is more likely than not that the Company will not realize future benefits associated with these net deferred tax assets at December 31, 2023 and 2022.

At December 31, 2023 and 2022, the Company had net deferred tax assets of $19.9 million and $18.6 million, respectively, against which a full valuation allowance has been recorded. The increase in the valuation allowance for the years ended December 31, 2023 and 2022 is $1.4 million and $3.4 million, respectively, resulting from additional net operating losses generated in the year. The deferred tax liabilities associated with the book versus tax basis difference of intangible assets are the result of an asset step-up pursuant to a June 2017 merger transaction (the “Merger”). Significant components of the Company’s net deferred tax assets at December 31, 2023 and 2022 are as follows:

	Dollars in Thousands
	2023	2022
Deferred tax assets:
Net operating loss and credit carryforwards	$18,792	$18,410
Allowance for credit losses	616	371
Stock-based compensation	2,182	1,906
Other	235	140
Gross deferred tax assets	21,825	20,827
Deferred tax liabilities:
Property and equipment	(201)	(274)
Intangible assets	(1,690)	(1,950)
Other	—	(35)
Gross deferred tax liabilities	(1,891)	(2,259)
Net deferred tax assets	19,934	18,568
Less valuation allowance	(19,934)	(18,568)
Net deferred liability	$—	$—

The Company’s provision for income taxes for the years ended December 31, 2023 and December 31, 2022 relates to income taxes in states and other jurisdictions and differs from the amounts determined by applying the statutory federal income tax rate to the loss before income taxes for the following reasons:

	Dollars in Thousands
	2023	2022
Benefit at federal rate	$(1,229)	$(2,563)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(173)	(747)
Miscellaneous permanent differences	39	51
Warrant liability revaluation	—	(153)
Meals and entertainment	21	32
Federal and state credits	(72)	—
Other, net	48	—
Income taxed to owners on Non-Controlling Interest (NCI)	—	(3)
Change in valuation allowance	1,366	3,383
Total income tax benefit	$—	$—

The income tax expense consists of the following for the years ended December 31, 2023 and 2022.

Dollars in Thousands
	2023	2022
Federal:
Current	$—	$—
Deferred	—	—
Total Federal	$—	$—
State:
Current	$—	$—
Deferred	—	—
Total State	$—	$—
Foreign:
Current	$—	$—
Deferred	—	—
Total Foreign	$—	$—
Total Tax Provision	$—	$—

The Company had available gross federal net operating loss (“NOL”) carryforwards of approximately $76 million, and state NOL carryforwards of $2.4 million as of December 31, 2023. Approximately $28 million of the federal NOLs will expire at various dates beginning in 2036 through 2037 if not utilized, while the remaining amount will have an indefinite life. Beginning in 2018, under the TCJ Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year. Included in the total NOLs for 2023 are $48 million of federal losses that fall under these new rules. State NOLs expire on various dates. Section 382 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company reduced its tax attributes (NOLs and tax credits) and generated a limitation on utilization of such attributes resulting from the Merger.

At December 31, 2023, and as a result of the limitations under Section 382 of the Internal Revenue Code, the Company had a total of unused federal tax net operating loss carryforwards with expiration dates as follows:

Dollars in
Thousands
2023
2036	$14,277
2037	13,641
Unlimited life	47,839
Total Federal	$75,757

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

During the years ended December 31, 2023 and 2022, the Company issued 15,972 and 1,340 shares of its common stock, respectively, in connection with the exercise of 15,972 and 1,340 warrants, respectively. The warrant exercises resulted in net cash proceeds to the Company of less than $0.1 million during the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, the Company issued 23,598 shares of its common stock in connection with consulting services of approximately $0.2 million.

At The Market Offering Agreement

AGP Sales Agreement

On April 2, 2021, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which we may offer and sell its common stock, par value $0.01 per share (the “Common Stock”) (the “Shares”), having aggregate sales proceeds of up to $22.0 million. Shares can be sold either directly to or through AGP as a sales agent (the “AGP Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Shares (the “2021 ATM Offering”). We are limited in the number of shares we can sell in the 2021 ATM Offering due to the offering limitations currently applicable to us under General Instruction I.B.6. of Form S-3 and our public float as of the applicable date of such sales, as well as the number of authorized and unissued shares available for issuance, in accordance with the terms of the AGP Sales Agreement.

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

During the years ended December 31, 2023 and 2022, we received net proceeds of approximately $0.5 million and $0.1 million, respectively, from the sale of 30,827 and 4,251 shares of common stock through AGP, respectively.

As of the date of issuance of this Annual Report on Form 10-K, we have received an aggregate of $15.6 million in net proceeds, after issuance costs of approximately $0.5 million, from the sale of 260,128 shares of common stock pursuant to the AGP Sales Agreement.

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

During the year ended December 31, 2023, we received net proceeds of less than $1,000 from the sale of 25 shares of common stock pursuant to the AGP 2023 Sales Agreement. As of the date of issuance of this Annual Report on Form 10-K, we have received an aggregate of less than $0.1 million in net proceeds, after issuance costs of approximately $2 thousand, from the sales of 10,189 shares of common stock through AGP, including less than $0.1 million in net proceeds from the sale of 10,167 shares of common stock through AGP from January 1, 2024 through the date of issuance of this Annual Report on Form 10-K.

As a result of sales already made through the AGP 2023 Sales Agreement and the Registered Direct Offering, mentioned below, the Company has approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On January 19, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sales of up to $865,889 of shares of our common stock. We have approximately $0.8 million of remaining availability pursuant to this prospectus supplement.

Registered Direct Offering

On June 8, 2023, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of: (i) 206,250 shares (the “Shares”) of its common stock, $0.01 par value (the “Common Stock”), at a price of $9.00 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,972 shares of Common Stock, at a price of $8.98 per Pre-Funded Warrant. The Company reviewed the provisions of the Pre-Funded Warrants to determine the balance sheet classification and concluded that these warrants are to be classified as equity and are not subject to remeasurement on each balance sheet date. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.02 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised during the year ended December 31, 2023 and no Pre-Funded Warrants were outstanding as of December 31, 2023.

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

The Registered Direct Offering was made pursuant to the 2023 Registration Statement, as supplemented by a prospectus supplement dated June 9, 2023. There is $3.7 million of remaining availability under the 2023 Registration Statement.

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

There were no conversions of Series B Preferred Stock during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding. Based on the stated value of $1,000 per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at December 31, 2023 were convertible into 5,875 shares of common stock.

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

Common Stock Warrants

The following represents a summary of the warrants outstanding as of December 31, 2023:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2019	April 2024	7,374	$108.00
(2)	2019	May 2024	7,717	$191.20
(3)	2023	December 2028	444,444	$12.60
			459,535

(1) These warrants were issued in connection with a 2018 securities purchase agreement, as amended.

(2)These warrants were issued in connection with convertible notes issued in May 2019.

(3) These warrants were issued in connection with the 2023 registered direct offering and concurrent private placement and are the RDO common warrants discussed below.

During the years ended December 31, 2023 and 2022, 19,365 and 5,798 warrants expired. These warrants had been issued in connection with transactions which were completed between 2017 and 2018.

During the years ended December 31, 2023 and 2022, there were 15,972 and 1,340 warrants exercised, respectively, for proceeds to the Company of zero and $11,000, respectively. During the years ended December 31, 2023 and 2022, the intrinsic value of the warrants exercised was $0.1 million and less than $0.1 million, respectively.

Pre-Funded Warrants. In connection with the Registered Direct Offering in June 2023, the Company issued 15,972 Pre-Funded Warrants to purchase up to 15,972 shares of Common Stock, at a price of $8.98 per Pre-Funded Warrant. The Pre-Funded Warrants are immediately exercisable and have an exercise price of $0.02 per share. During the year ended December 31, 2023, all of the Pre-Funded Warrants were exercised and there are none outstanding as of December 31, 2023.

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

Some warrants that expired or were exercised during the year ended December 31, 2022 contained down round provisions but such provisions had no impact on the respective expiration or exercise dates.

There were no deemed dividends recorded during the years ended December 31, 2023 and 2022.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of December 31, 2023, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 0.4 years; annual volatility of 71% to 77%; and risk free rate of 5.33 to 5.40%. As of December 31, 2022, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 1.4 years; annual volatility of 69% to 77%; and risk free rate of 4.42% to 4.76%.

During the year ended December 31, 2023, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) was less than $1 thousand, respectively.

The change during the year ended December 31, 2022 was comprised of the following:

Dollars in Thousands

Year Ended December 31, 2022
Bridge Note
Warrant Liabilities
Beginning balance at January 1	$606
Total gains:
Revaluation recognized in earnings	(606)
Balance at December 31	$–

12. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan") which will expire on June 5, 2027.  The shares authorized for issuance under the 2017 Plan were 249,693 at December 31, 2023 of which 14,392 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the year ended December 31, 2023, the shares authorized for issuance increased by 57,051 shares.

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

During the year ended December 31, 2023, the Company granted stock options to purchase up to 58,780 shares of common stock at a weighted average exercise price of $12.12. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $11.60. The fair value calculation of options granted during 2023 used the follow assumptions: risk free interest rates of 3.63% to 4.05%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 142% to 162% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the year ended December 31, 2023:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2023	184,067	$56.75
Granted	58,780	12.12
Forfeited	(10,103)	24.02
Outstanding at December 31, 2023	232,744	$46.56
Exercisable at December 31, 2023	151,479	$56.06

As of December 31, 2023, there were 213,891 options that were vested or expected to vest with an aggregate intrinsic value of zero and a remaining weighted average contractual life of 7.5 years.

During the year ended December 31, 2022, there were 55,700 options granted with a weighted average exercise price of $30.20 and 3,397 options forfeited with a weighted average exercise price of $43.60.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

During the year ended December 31, 2023, the Company granted 2,492 restricted stock awards to directors of the Company. The awards vested immediately and had a weighted average grant date fair value of $5.90. As of December 31, 2023, there were 2,492 and zero restricted stock awards that were vested and unvested, respectively.

There were no restricted stock awards granted during the year ended December 31, 2022.

Stock Compensation.

During the years ended December 31, 2023 and 2022, we recorded compensation expense for all stock awards of $1.6 million and $3.8 million, respectively, within operating expense in the accompanying statements of operations. As of December 31, 2023, the unrecognized compensation expense related to unvested stock awards was $2.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the years ended December 31, 2023 and 2022 was as follows:

	For the Year Ended December 31,
(dollars in thousands)	Diagnostic Testing
	2023	2022
Medicaid	$27	$50
Medicare	5,000	3,831
Self-pay	156	326
Third party payers	7,208	4,211
Contract diagnostics and other	5	—
Service revenue, net	$12,396	$8,418

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer.  As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. As of December 31, 2023 and 2022, the deferred revenue was $0.1 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2023	2022	2023	2022	2023	2022
Medicaid	$27	$50	$—	$—	$27	$50
Medicare	5,002	3,831	(2)	—	5,000	3,831
Self-pay	156	326	—	—	156	326
Third party payers	21,300	14,681	(14,092)	(10,470)	7,208	4,211
Contract diagnostics	5	—	—	—	5	—
	26,490	18,888	(14,094)	(10,470)	12,396	8,418
Other	3,019	1,402	—	—	3,019	1,402
	$29,509	$20,290	$(14,094)	$(10,470)	$15,415	$9,820

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales.  The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount.  Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses.  The change in the allowance for credit losses is directly related to the increase in patient service revenues.  The following table presents our reported revenues net of the collection allowance and adjustments for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2023	2022	2023	2022	2023	2022
Medicaid	$27	$50	$(11)	$(25)	$16	$25
Medicare	5,000	3,831	(62)	(110)	4,938	3,721
Self-pay	156	326	(16)	(19)	140	307
Third party payers	7,208	4,211	(129)	(254)	7,079	3,957
Contract diagnostics	5	—	—	—	5	—
	12,396	8,418	(218)	(408)	12,178	8,010
Other	3,019	1,402	—	—	3,019	1,402
	$15,415	$9,820	$(218)	$(408)	$15,197	$9,412

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

The following summarizes the mix of receivables as of December 31, 2023 and 2022:

(dollars in thousands)	December 31, 2023	December 31, 2022
Medicaid	$25	$34
Medicare	1,561	1,124
Self-pay	229	291
Third party payers	1,641	1,888
Contract diagnostic services and other	417	53
	$3,873	$3,390
Less allowance for credit losses	(2,572)	(2,354)
Accounts receivable, net	$1,301	$1,036

The following table presents the roll-forward of the allowance for credit losses for the year ended December 31, 2023:

		Allowance for
		Credit
(dollars in thousands)		Losses
Balance, January 1, 2023		$(2,354)
Provision for credit losses:
Medicaid	$(11)
Medicare	(62)
Self-pay	(16)
Third party payers	(129)
	(218)
Credit loss expense	$—
Total charges		(218)
Balance, December 31, 2023		$(2,572)

Customer Revenue and Accounts Receivable Concentration

Customer revenue and accounts receivable concentration amounted to the following for the identified periods.

	Net sales		Accounts receivable, as of
	Years Ended
	December 31,		December 31,	December 31,
	2023	2022	2023	2022

Customer A	11%	*	*	*
Customer B	*	*	13%	*
Customer C	*	*	*	12%

* represents less than 10%

14. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2023 through the date the consolidated financial statements were issued.  There are no other events to report other than what has been disclosed in the consolidated financial statements.

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

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

(c)         Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the 2024 Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2023. The information required by this item is incorporated herein by reference to the 2024 Proxy Statement. The information required by this item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Part I, “Item 1. Our Business” of this Annual Report on Form 10-K, and is also incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item (excluding the information under the heading “Pay Versus Performance”) is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2023.

Clawback/Recoupment

Awards granted under the 2017 Stock Option and Incentive Plan will be subject to the requirement that the awards be forfeited or amounts repaid to the Company after they have been distributed to the participant (i) to the extent set forth in an award agreement or (ii) to the extent covered by any clawback or recapture policy adopted by the Company from time to time, or any applicable laws that impose mandatory forfeiture or recoupment, under circumstances set forth in such applicable laws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2023.

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

1            Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2023 and 2022.

Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2023 and 2022.

Consolidated Statements of Stockholders’ Equity of the Registrant and Subsidiary for the years ended December 31, 2023 and 2022.

Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2023 and 2022.

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

3.7

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, dated September 21, 2023 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on September 21, 2023).

4.1	Form of Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000).
4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.7 of the Company’s Form 10-K filed on March 27, 2020).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 12, 2023).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 12, 2023).
10.1†	Amended and Restated 2017 Stock Option and Incentive Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2021).
10.2†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 28, 2017).
10.3†	Form of Non-Qualified Stock Option Agreement for Company Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 28, 2017).
10.4†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on June 28, 2017).
10.5#

Amended and Restated Pathology Services Agreement, dated March 21, 2017, by and between the Company and Yale University (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on July 31, 2017).

10.6	Lease, dated July 11, 2017, by and between the Company and Science Park Development Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8K/A filed on July 31, 2017).
10.7	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 23, 2018).
10.8	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on December 3, 2018).
10.9	Form of Warrant to Purchase Common Stock relating to Amendment No. 2 Agreement (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K filed on April 16, 2019).
10.10	Form of Warrant to Purchase Common Stock dated May 14, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 16, 2019).
10.11†	Employment Agreement dated August 7, 2018 between the Company and Ilan Danieli (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K filed on August 9, 2018).
10.12†	Employment Agreement dated August 7, 2018 between the Company and Ahmed Zaki Sabet (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 8-K filed on August 9, 2018).
10.13†	Employment Agreement dated August 7, 2018 between the Company and Ayman Mohamed (incorporated by reference to Exhibit 10.1(e) to the Company’s Form 8-K filed on August 9, 2018).
10.14†	Payroll and Position Change Notice dated March 21, 2022 between the Company and Matthew Gage (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2022).
10.15	Factoring Agreement, dated March 27, 2023, by and between the Company and Culain Capital Funding LLC (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K filed on March 30, 2023).
10.16

Sales Agreement, dated April 14, 2021, by and between Precipio, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2023).

10.17	Securities Purchase Agreement, dated June 8, 2023, by and between Precipio, Inc. and the Purchaser (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2023).
21.1	Subsidiaries of the Company.
23.1	Consent of Marcum LLP.
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
97.1†	Compensation Recovery Policy.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2024.

Precipio, Inc.

By:	/s/ ILAN DANIELI
Ilan Danieli, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Danieli	Director and Chief Executive Officer	March 29, 2024
Ilan Danieli	(Principal Executive Officer)

/s/ Matthew Gage	Chief Financial Officer	March 29, 2024
Matthew Gage	(Principal Financial and Accounting Officer)

/s/ Richard Sandberg	Chairman of the Board of Directors	March 29, 2024
Richard Sandberg

/s/ Kathleen LaPorte	Director	March 29, 2024
Kathleen LaPorte

/s/ Ronald Andrews	Director	March 29, 2024
Ronald Andrews

/s/ Jeffrey Cossman, M.D.	Director	March 29, 2024
Jeffrey Cossman, M.D.

/s/ David Cohen	Director	March 29, 2024
David Cohen

/s/ Christina Valauri	Director	March 29, 2024
Christina Valauri