Form 10-Q
period 2024-03-31
Precipio, Inc.
filed 2024-05-14
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the number of shares of common stock outstanding was 1,469,540.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(unaudited)
	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$776	$1,502
Accounts receivable (net of allowance for credit losses of $2,655 and $2,572, respectively)	906	1,301
Inventories	532	384
Other current assets	381	495
Total current assets	2,595	3,682

PROPERTY AND EQUIPMENT, NET	672	739

OTHER ASSETS:
Finance lease right-of-use assets, net	156	174
Operating lease right-of-use assets, net	556	612
Intangibles, net	12,581	12,818
Other assets	64	76
Total assets	$16,624	$18,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$133	$235
Current maturities of finance lease liabilities	62	132
Current maturities of operating lease liabilities	215	218
Accounts payable	905	622
Accrued expenses	1,819	1,824
Deferred revenue	193	110
Total current liabilities	3,327	3,141
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	99	106
Finance lease liabilities, less current maturities	71	18
Operating lease liabilities, less current maturities	353	407
Total liabilities	3,850	3,672
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at March 31, 2024 and December 31, 2023, 47 shares issued and outstanding at March 31, 2024 and December 31, 2023, liquidation preference of $39 at March 31, 2024	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2024 and December 31, 2023, 1,430,292 and 1,420,125 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	112,989	112,565
Accumulated deficit	(100,229)	(98,150)
Total stockholders’ equity	12,774	14,429
Total liabilities and stockholders’ equity	$16,624	$18,101

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
SALES:
Service revenue, net	$2,821	$2,068
Other revenue	657	761
Revenue, net of contractual allowances and adjustments	3,478	2,829
Adjustment for allowance for credit losses	(46)	(12)
Net sales	3,432	2,817
COST OF SALES:
Cost of service revenue	2,101	1,769
Cost of other revenue	411	299
Total cost of sales	2,512	2,068
Gross profit	920	749
OPERATING EXPENSES:
Operating expenses	2,994	3,775
OPERATING LOSS	(2,074)	(3,026)
OTHER (EXPENSE) INCOME:
Interest expense, net	(5)	(4)
LOSS BEFORE INCOME TAXES	(2,079)	(3,030)
INCOME TAX EXPENSE	–	–
NET LOSS	$(2,079)	$(3,030)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.46)	$(2.61)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,425,942	1,160,592

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2024	47	$—	1,420,125	$14	$112,565	$(98,150)	$14,429
Net loss	—	—	—	—	—	(2,079)	(2,079)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	10,167	—	67	—	67
Stock-based compensation	—	—	—	—	357	—	357
Balance, March 31, 2024	47	$—	1,430,292	$14	$112,989	$(100,229)	$12,774

	For the Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2023	47	$—	1,141,013	$11	$108,588	$(92,297)	$16,302	$65	$16,367
Net loss	—	—	—	—	—	(3,030)	(3,030)	—	(3,030)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	27,191	—	438	—	438	—	438
Stock-based compensation	—	—	—	—	450	—	450	—	450
Balance, March 31, 2023	47	$—	1,168,204	$11	$109,476	$(95,327)	$14,160	$65	$14,225

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,079)	$(3,030)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	304	310
Amortization of operating lease right-of-use asset	56	49
Amortization of finance lease right-of-use asset	18	23
Stock-based compensation	357	450
Provision for credit losses	83	12
Changes in operating assets and liabilities:
Accounts receivable	312	166
Inventories	(148)	162
Other assets	126	84
Accounts payable	283	141
Operating lease liabilities	(57)	(48)
Deferred revenue	83	5
Accrued expenses	(5)	101
Net cash used in operating activities	(667)	(1,575)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(22)
Net cash used in investing activities	—	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(17)	(25)
Issuance of common stock, net of issuance costs	67	438
Principal payments on long-term debt	(109)	(120)
Net cash flows (used in) provided by financing activities	(59)	293
NET CHANGE IN CASH	(726)	(1,304)
CASH AT BEGINNING OF PERIOD	1,502	3,445
CASH AT END OF PERIOD	$776	$2,141

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$9	$10

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	—	7

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the three months ended March 31, 2024, the Company had a net loss of $2.1 million and net cash used in operating activities of $0.7 million. As of March 31, 2024, the Company had an accumulated deficit of $100.2 million and a working capital deficit of $0.7 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. As of the date the condensed consolidated financial statements were issued, we have received $0.1 million in gross proceeds through the AGP 2023 Sales Agreement from the sale of 11,847 shares of common stock. The Company has approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock. We have approximately $1.0 million of remaining availability pursuant to this prospectus supplement. See Note 7 Stockholders’ Equity, AGP 2023 Sales Agreement, for further discussion.
●	On June 8, 2023, the Company entered into a securities purchase agreement pursuant to which it received $2.0 million in gross proceeds through the sale of 206,250 shares of common stock and warrants to purchase shares of our common stock. Issuance costs were approximately $0.2 million and the Company intends to use the net proceeds for working capital and general corporate purposes. See Note 7 Stockholders’ Equity, Registered Direct Offering, for further discussion.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP. As required under GAAP, pursuant to the Reverse Stock Split, unless otherwise indicated, the Company has adjusted all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements. As of March 31, 2024 and for the three months ended March 31, 2024 and 2023, the condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2024.

Recently Adopted Accounting Pronouncements.

In June 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The Company adopted this guidance on January 1, 2024. The adoption of this standard was not material to our condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share (“EPS”) guidance for both Subtopics. The Company adopted this guidance on January 1, 2024. The adoption of this standard was not material to our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 is effective for the Company beginning January 1, 2025. Adoption of ASU 2023-09 is expected to enhance the usefulness of income tax disclosures and is not expected to have a material impact on the Company’s financial position, results of operations or cash flow.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares (including pre-funded warrants) outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted loss per share due to the negligible exercise price of the pre-funded warrants. Options, warrants and conversion rights pertaining to 695,550 and 278,576 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2024 and 2023, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	March 31,
	2024	2023
Stock options	230,140	238,245
Warrants	459,535	34,456
Preferred stock	5,875	5,875
Total	695,550	278,576

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	March 31, 2024	December 31, 2023
Connecticut Department of Economic and Community Development (DECD)	$139	$146
DECD debt issuance costs	(12)	(12)
Financed insurance loan	105	207
Total long-term debt	232	341
Current portion of long-term debt	(133)	(235)
Long-term debt, net of current maturities	$99	$106

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended March 31, 2024 and 2023, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2023, the Company financed $0.4 million with a 9.99% interest rate and is obligated to make payments on a monthly basis through June 2024. As of March 31, 2024 and December 31, 2023, the Financed Insurance Loan’s outstanding balance of $0.1 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

4. ACCRUED EXPENSES OTHER CURRENT LIABILITIES.

Accrued expenses at March 31, 2024 and December 31, 2023 are as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Accrued expenses	$849	$764
Accrued compensation	755	754
Accrued franchise, property and sales and use taxes	196	287
Accrued interest	19	19
	$1,819	$1,824

The Company uses Change Healthcare, a healthcare technology company owned by UnitedHealth Group, to process some of its patient claims billings. In February 2024, Change Healthcare announced that it had experienced a cyberattack and as a result had to temporarily shut down some of its information technology systems. This system shut down caused delays in billing and reimbursement processes to Change Healthcare’s customers and, as a result, Change Healthcare established a Temporary Funding Assistance Program to help bridge the gap in short-term cash flow needs for customers affected by the disruption of its services due to the cyberattack. Funding distributed through this program is interest free and has no other fees or costs associated with it. Additionally, any funds provided through the program would have to be repaid to Change Healthcare approximately 45 days after Change Healthcare’s systems resume standard operations.

During the three months ended March 31, 2024, the Company received less than $0.1 million through Change Healthcare’s Temporary Assistance Program. As of March 31, 2024 and December 31, 2023 the Temporary Funding Assistance Program’s outstanding balance of less than $0.1 million and zero, respectively, was included in accrued expenses in the Company’s condensed consolidated balance sheets.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2025. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $1.6 million and $1.9 million at March 31, 2024 and December 31, 2023, respectively.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2024 and December 31, 2023.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three months ended March 31, 2024 and 2023, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.1 million as of March 31, 2024 and December 31, 2023, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	March 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets, net	$556	$612
Finance lease right-of-use assets, net (1)	156	174
Total lease assets	$712	$786

Liabilities:
Current:
Current maturities of operating lease liabilities	$215	$218
Current maturities of finance lease liabilities	62	132
Noncurrent:
Operating lease liabilities, less current maturities	353	407
Finance lease liabilities, less current maturities	71	18
Total lease liabilities	$701	$775
(1)	As of March 31, 2024 and December 31, 2023, finance lease right-of-use assets included zero, respectively, of assets related to finance leases associated with the HSRR program.

As of March 31, 2024, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	March 31,	March 31,	March 31,
	2024	2024	2024
2024 (remaining)	$189	$59	$248
2025	224	65	289
2026	214	26	240
Total lease obligations	627	150	777
Less: Amount representing interest	(59)	(17)	(76)
Present value of net minimum lease obligations	568	133	701
Less, current portion	(215)	(62)	(277)
Long term portion	$353	$71	$424

Other information as of March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	2.6	2.8
Finance leases	1.8	2.0
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	10.70%	10.63%

During the three months ended March 31, 2024 and 2023, operating cash flows from operating leases was $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was zero, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended March 31, 2024 and 2023, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023. The balances within these accounts are less than $0.1 million, respectively.

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

During the three months ended March 31, 2023, we received net proceeds of $0.4 million from the sale of 27,191 shares of common stock through the AGP Sales Agreement.

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

During the three months ended March 31, 2024, we received net proceeds of $0.1 million from the sale of 10,167 shares of common stock pursuant to the AGP 2023 Sales Agreement. As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $0.1 million in net proceeds, after issuance costs of approximately $2.0 thousand, from the sales of 11,847 shares of common stock through AGP, including less than $0.1 million in net proceeds from the sale of 1,655 shares of common stock through AGP from April 1, 2024 through the date of issuance of this Quarterly Report on Form 10-Q.

As a result of sales already made through the AGP 2023 Sales Agreement and the Registered Direct Offering, mentioned below, the Company has approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock. We have approximately $1.0 million of remaining availability pursuant to this prospectus supplement.

Registered Direct Offering

On June 8, 2023, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of: (i) 206,250 shares (the “Shares”) of its common stock, $0.01 par value (the “Common Stock”), at a price of $9.00 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,972 shares of Common Stock, at a price of $8.98 per Pre-Funded Warrant. The Company reviewed the provisions of the Pre-Funded Warrants to determine the balance sheet classification and concluded that these warrants are to be classified as equity and are not subject to remeasurement on each balance sheet date. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.02 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised during the year ended December 31, 2023 and no Pre-Funded Warrants were outstanding as of March 31, 2024.

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

There were no conversions of Series B Preferred Stock during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at March 31, 2024 were convertible into 5,875 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of March 31, 2024:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2019	April 2024	7,374	$108.00
(2)	2019	May 2024	7,717	$191.20
(3)	2023	December 2028	444,444	$12.60
			459,535

(1)These warrants were issued in connection with a 2018 securities purchase agreement, as amended.

(2) These warrants were issued in connection with convertible notes issued in May 2019.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. As of March 31, 2024, assumptions used in the valuation of the Bridge Note Warrant Liabilities include the following ranges: remaining life to maturity of 0.04 to 0.12 years; volatility rate of 48% to 54%; and risk-free rate of 5.49%. As of December 31, 2023, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 0.4 years; volatility rate of 71% to 77%; and risk free rate of 5.33 to 5.40%.

During the three months ended March 31, 2024 and 2023, the changes in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were zero and less than $1 thousand, respectively.

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 320,699 at March 31, 2024, of which 87,998 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the three months ended March 31, 2024, the shares authorized for issuance increased by 71,006 shares.

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

During the three months ended March 31, 2024, the Company granted stock options to purchase up to 362 shares of common stock at a weighted average exercise price of $6.52 per share. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $6.00. The fair value calculation of options granted during the three months ended March 31, 2024 used the following assumptions: risk free interest rate of 3.94%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 139% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the three months ended March 31, 2024:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2024	232,744	$46.56
Granted	362	6.52
Forfeited	(2,966)	18.07
Outstanding at March 31, 2024	230,140	$46.87
Exercisable at March 31, 2024	169,631	$52.61

As of March 31, 2024, there were 215,561 options that were vested or expected to vest with aggregate intrinsic value of zero and a remaining weighted average contractual life of 7.3 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

As of March 31, 2024, there were 2,492 and zero restricted stock awards that were vested and unvested, respectively.

There were no restricted stock awards granted during the three months ended March 31, 2024 and 2023, respectively.

Stock Compensation.

For the three months ended March 31, 2024 and 2023, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million and $0.5 million, respectively, within operating expense in the accompanying statements of operations. As of March 31, 2024, the unrecognized compensation expense related to unvested stock awards was $1.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	Diagnostic Testing
	2024	2023
Medicaid	$5	$8
Medicare	1,091	880
Self-pay	18	80
Third party payers	1,705	1,100
Contract diagnostics and other	2	—
Service revenue, net	$2,821	$2,068

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended March 31, 2024 and December 31, 2023, the deferred revenue was $0.2 million and $0.1 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2024	2023	2024	2023	2024	2023
Medicaid	$5	$8	$—	$—	$5	$8
Medicare	1,091	880	—	—	1,091	880
Self-pay	18	80	—	—	18	80
Third party payers	5,968	3,835	(4,263)	(2,735)	1,705	1,100
Contract diagnostics and other	2	—	—	—	2	—
	7,084	4,803	(4,263)	(2,735)	2,821	2,068
Other	657	761	—	—	657	761
	$7,741	$5,564	$(4,263)	$(2,735)	$3,478	$2,829

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses. The change in the allowance for credit losses is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2024	2023	2024	2023	2024	2023
Medicaid	$5	$8	$(2)	$(4)	$3	$4
Medicare	1,091	880	(16)	—	1,075	880
Self-pay	18	80	(2)	(8)	16	72
Third party payers	1,705	1,100	(26)	—	1,679	1,100
Contract diagnostics and other	2	—	—	—	2	—
	2,821	2,068	(46)	(12)	2,775	2,056
Other	657	761	—	—	657	761
	$3,478	$2,829	$(46)	$(12)	$3,432	$2,817

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	March 31, 2024	December 31, 2023
Medicaid	$20	$25
Medicare	1,579	1,561
Self-pay	203	229
Third party payers	1,476	1,641
Contract diagnostic services and other	283	417
	$3,561	$3,873
Less allowance for credit losses	(2,655)	(2,572)
Accounts receivable, net	$906	$1,301

The following table presents the roll-forward of the allowance for credit losses for the three months ended March 31, 2024.

		Allowance for
		Credit
(dollars in thousands)		Losses
Balance, January 1, 2024		$(2,572)
Provision for credit losses:
Medicaid	$(2)
Medicare	(16)
Self-pay	(2)
Third party payers	(26)
	(46)
Credit loss expense	$(37)
Total charges		(83)
Balance, March 31, 2024		$(2,655)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Accounts receivable, as of
	Three Months Ended
	March 31,		March 31,	December 31,
	2024	2023	2024	2023

Customer A	11%	18%	*	*
Customer B	*	*	17%	13%
Customer C	10%	*	*	*

* represents less than 10%

11. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2024 through the date of this Quarterly Report on Form 10-Q, and any material subsequent events are reported below.

On April 30, 2024, the Company terminated a receivables factoring agreement with Culain Capital Funding, LLC, dated March 23, 2023 (the “Factoring Agreement”). Precipio did not incur any early termination penalties in connection with the termination of the Factoring Agreement

On May 1, 2024, the Company entered into a Business Loan and Security Agreement (the “Loan Agreement”), by and between the Company, as borrower, and Altbanq Lending LLC., as lender (the “Lender”) pursuant to which the Company obtained a loan from the Lender in the principal amount of $250,000, which includes origination fees of $3,750 (the “Loan”). According to the Loan Agreement, the Company granted the Lender a continuing security interest in certain collateral (as defined in the Loan Agreement). Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan. Under the Loan Agreement, the Company received the Loan net of fees of $5,000. The Loan has an interest rate of 20%, such that pursuant to the Loan Agreement, the Company is obligated to pay the Lender 52 weekly payments of approximately $6,000 for a total repayment amount of $300,000 in principal and interest (not including any fees). If the Company defaults on payments then a default fee of $15,000.00 shall be payable to the Lender. The Company has the right, at its discretion to request the Lender to loan an additional amount of up to $250,000 on the same terms and conditions, provided that there has been no material change in the Company’s finances.

From April 1, 2024 through the date of issuance of this Quarterly Report on Form 10-Q, the Company received additional proceeds through Change Healthcare’s Temporary Assistance Program of approximately $0.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, the effects of the recent Change Healthcare cyberattack on us or our operations, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest and inflation costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties including the ongoing Russia and Ukraine conflict and the Israel-Hamas war, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission (the “SEC”). In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we filed with the Securities and Exchange Commission on March 29, 2024. Results for the three months ended March 31, 2024 are not necessarily indicative of results that may be attained in the future.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the three months ended March 31, 2024, the Company had a net loss of $2.1 million and net cash used in operating activities of $0.7 million. As of March 31, 2024, the Company had an accumulated deficit of $100.2 million and a working capital deficit of $0.7 million. The Company’s ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. As of the date the condensed consolidated financial statements were issued, we have received $0.1 million in gross proceeds through the AGP 2023 Sales Agreement from the sale of 11,847 shares of common stock. The Company approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock. We have approximately $1.0 million of remaining availability pursuant to this prospectus supplement.
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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2024	2023	$	%
Service revenue, net, less allowance for credit loss	$2,775	$2,056	$719	35%
Other	657	761	(104)	(14)%
Net Sales	$3,432	$2,817	$615	22%

Net sales for the three months ended March 31, 2024 were approximately $3.4 million, an increase of $0.6 million as compared to the same period in 2023. During the three months ended March 31, 2024, patient diagnostic service revenue increased $0.7 million as compared to the same period in 2023. This increase was due to a greater number of cases processed in the current year period. We processed 2,062 cases during the three months ended March 31, 2024 as compared to 1,196 cases during the same period in 2023, or a 72% increase in cases. The benefit of the increase in cases billed during the first quarter of 2024 as compared to the same period in 2023 was partially offset by a lower average price per case during the current year as a result of a different product mix. Other revenue decreased by $0.1 million for the three months ended March 31, 2024 as compared to the same period in 2023.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.4 million for the three months ended March 31, 2024 as compared to the same period in 2023.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2024	2023	2024	2023
Gross Profit	$920	$749	27%	27%

Gross margin was 27% of total net sales, for the three months ended March 31, 2024 and 2023, respectively. Gross profit was approximately $0.9 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively. The gross profit increased during the three months ended March 31, 2024, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses decreased by $0.8 million to $3.0 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was attributable to: (1) a decrease of $0.1 million in stock-based compensation expense, (2) a decrease of $0.6 million in sales and marketing expenses due mainly to decreases in personnel costs as a result of a lower headcount, and (3) a decrease of $0.1 million in research and development expenses.

Other (Expense) Income. We recorded net other expense $5 thousand and $4 thousand for the three months ended March 31, 2024 and 2023, respectively, which was related to net interest expense.

Liquidity and Capital Resources

Our working capital positions were as follows:

	March 31, 2024	December 31, 2023	Change
Current assets (including cash of $776 and $1,502 respectively)	$2,595	$3,682	$(1,087)
Current liabilities	3,327	3,141	186
Working capital	$(732)	$541	$(1,273)

During the three months ended March 31, 2024 we received net proceeds of $0.1 million from sale of 10,167 shares of our common stock through at the market offerings. The Company has approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement.

Analysis of Cash Flows – Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(667)	$(1,575)	$908
Net cash used in investing activities	—	(22)	22
Net cash provided by (used in) financing	(59)	293	(352)
Net change in cash	$(726)	$(1,304)	$578

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $0.7 million during the three months ended March 31, 2024 included a net loss of $2.1 million, an increase in inventories of $0.1 million and a decrease in operating lease liabilities and accrued expenses of $0.1 million. These were partially offset by a decrease in accounts receivables of $0.3 million, a decrease in other assets of $0.1 million, an increase in accounts payable of $0.3 million, an increase in deferred revenues of $0.1 million, and non-cash adjustments of $0.8 million. The non-cash adjustments included $0.1 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $0.7 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows used in operating activities of approximately $1.6 million during the three months ended March 31, 2023 included a net loss of $3.0 million and a decrease in operating lease liabilities of less than $0.1 million. These were partially offset by a decrease in accounts receivables of $0.2 million, a decrease in inventories of $0.2 million, a decrease in other assets of $0.1 million, an increase in accounts payable of $0.1 million, an increase in accrued expenses of $0.1 million, and non-cash adjustments of $0.8 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were zero and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows used in financing activities totaled $0.1 million for the three months ended March 31, 2024, which included $0.1 million in payments on our long-term debt and finance lease obligations partially offset by less than $0.1 million of proceeds from the issuance of common stock. Cash flows provided by financing activities totaled $0.3 million for the three months ended March 31, 2023, which included $0.4 million of proceeds from the issuance of common stock partially offset by payments on our long-term debt and finance lease obligations of $0.1 million.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of March 31, 2024 and December 31, 2023, other than certain purchase commitments of approximately $1.6 million and $1.9 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and other filings we make with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. At March 31, 2024, we had a working capital deficit of $0.7 million. For the three months ended March 31, 2024, we had an operating cash flow deficit of $0.7 million and a net loss of $2.1 million. For the period ended March 31, 2024, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses through at least 2024 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of March 31, 2024, we had cash of $0.8 million and a working capital deficit of $0.7 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

From April 14, 2023 through the date of issuance of this Quarterly Report on From 10-Q, we received $0.1 million in gross proceeds through the AGP 2023 Sales Agreement from the sale of 11,847 shares of Common Stock. The Company has an additional $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On January 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock. We have approximately $1.0 million of remaining availability pursuant to this prospectus supplement.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of March 31, 2024, approximately 459,535 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 230,140 shares of our common stock were reserved for issuance upon exercise of outstanding stock options. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

Cybersecurity risks could compromise our information and expose us to liability, which may harm our ability to operate effectively and may cause our business and reputation to suffer.

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, misuse, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential information about our patients, customers and personnel, such as names, addresses and other individually identifiable information protected by the Health Insurance Portability and Accountability Act, (“HIPAA”), other privacy laws. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or incidents. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to, misuse of, or disclosure of such information could have similarly adverse consequences for us. For example, our vendor, Change Healthcare, disclosed a security incident in February 2024 which resulted in temporary inaccessibility of certain of its information technology systems. While the Change Healthcare incident did not materially adversely affect our business, financial condition or operating results, it did result in temporary delays in our ability to complete our typical billing and reimbursement processes. If, in the future, we are unable to prevent or mitigate the impact of such security or data privacy breaches or other incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

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

Security incidents, including physical or electronic break-ins, computer viruses, attacks by hackers and similar incidents can create system disruptions or shutdowns or the unauthorized disclosure of, access to, or misuse of confidential information. If personal information or protected health information is improperly accessed, tampered with, misused or disclosed as a result of a security breach, we may incur significant costs to notify and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential personal information. In addition, a security breach of or other incident affecting our information systems could damage our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition and results of operations

There have been no other material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our most recent Annual Report. The above risk factor should be read in conjunction with the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits

(a)	Exhibits

10.1	Business Loan and Security Agreement dated May 1, 2024 by and between the Company and Altbanq Lending LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2024).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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

PRECIPIO, INC.

Date: May 14, 2024	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)