Form 10-Q
period 2024-06-30
Precipio, Inc.
filed 2024-08-13
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the number of shares of common stock outstanding was 1,482,133.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(unaudited)
	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$1,279	$1,502
Accounts receivable (net of allowance for credit losses of $2,684 and $2,572, respectively)	1,107	1,301
Inventories	653	384
Other current assets	325	495
Total current assets	3,364	3,682

PROPERTY AND EQUIPMENT, NET	683	739

OTHER ASSETS:
Finance lease right-of-use assets, net	372	174
Operating lease right-of-use assets, net	498	612
Intangibles, net	12,343	12,818
Other assets	58	76
Total assets	$17,318	$18,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$249	$235
Current maturities of finance lease liabilities	105	132
Current maturities of operating lease liabilities	208	218
Accounts payable	855	622
Accrued expenses	2,918	1,824
Deferred revenue	260	110
Total current liabilities	4,595	3,141
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	92	106
Finance lease liabilities, less current maturities	215	18
Operating lease liabilities, less current maturities	301	407
Total liabilities	5,203	3,672
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at June 30, 2024 and December 31, 2023, 47 shares issued and outstanding at June 30, 2024 and December 31, 2023, liquidation preference of $30 at June 30, 2024	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2024 and December 31, 2023, 1,469,540 and 1,420,125 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	113,550	112,565
Accumulated deficit	(101,449)	(98,150)
Total stockholders’ equity	12,115	14,429
Total liabilities and stockholders’ equity	$17,318	$18,101

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SALES:
Service revenue, net	$3,909	$2,768	$6,730	$4,836
Product revenue	598	877	1,255	1,638
Revenue, net of contractual allowances and adjustments	4,507	3,645	7,985	6,474
Adjustment for allowance for credit losses	(66)	(112)	(112)	(124)
Net sales	4,441	3,533	7,873	6,350
COST OF SALES:
Cost of service revenue	2,425	1,880	4,526	3,649
Cost of product revenue	300	282	711	581
Total cost of sales	2,725	2,162	5,237	4,230
Gross profit	1,716	1,371	2,636	2,120
OPERATING EXPENSES:
Operating expenses	2,925	3,663	5,919	7,438
OPERATING LOSS	(1,209)	(2,292)	(3,283)	(5,318)
OTHER (EXPENSE) INCOME:
Interest expense, net	(11)	(1)	(16)	(5)
LOSS BEFORE INCOME TAXES	(1,220)	(2,293)	(3,299)	(5,323)
INCOME TAX EXPENSE	–	–	–	—
NET LOSS	$(1,220)	$(2,293)	$(3,299)	$(5,323)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.83)	$(1.88)	$(2.28)	$(4.50)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,463,543	1,218,139	1,444,742	1,189,525

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, April 1, 2024	47	$—	1,430,292	$14	$112,989	$(100,229)	$12,774
Net loss	—	—	—	—	—	(1,220)	(1,220)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	1,655	—	11	—	11
Issuance of common stock for consulting services	—	—	37,593	—	251	—	251
Stock-based compensation	—	—	—	—	299	—	299
Balance, June 30, 2024	47	$—	1,469,540	$14	$113,550	$(101,449)	$12,115

	For the Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2024	47	$—	1,420,125	$14	$112,565	$(98,150)	$14,429
Net loss	—	—	—	—	—	(3,299)	(3,299)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	11,822	—	78	—	78
Issuance of common stock for consulting services	—	—	37,593	—	251	—	251
Stock-based compensation	—	—	—	—	656	—	656
Balance, June 30, 2024	47	$—	1,469,540	$14	$113,550	$(101,449)	$12,115

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, April 1, 2023	47	$—	1,168,204	$11	$109,476	$(95,327)	$14,160	$65	$14,225
Net loss	—	—	—	—	—	(2,293)	(2,293)	—	(2,293)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	3,661	—	47	—	47	—	47
Issuance of common stock in connection with purchase agreements	—	—	206,250	3	1,757	—	1,760	—	1,760
Stock-based compensation	—	—	—	—	352	—	352	—	352
Balance, June 30, 2023	47	$—	1,378,115	$14	$111,632	$(97,620)	$14,026	$65	$14,091

	For the Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2023	47	$—	1,141,013	$11	$108,588	$(92,297)	$16,302	$65	$16,367
Net loss	—	—	—	—	—	(5,323)	(5,323)	—	(5,323)
Issuance of common stock in connection with purchase agreements	—	—	206,250	3	1,757	—	1,760	—	1,760
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	30,852	—	485	—	485	—	485
Stock-based compensation	—	—	—	—	802	—	802	—	802
Balance, June 30, 2023	47	$—	1,378,115	$14	$111,632	$(97,620)	$14,026	$65	$14,091

(1) The common stock and additional paid-in capital for all periods presented reflect the one-for-twenty reverse stock split, which was effected on September 21, 2023

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,299)	$(5,323)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	601	621
Amortization of operating lease right-of-use asset	114	99
Amortization of finance lease right-of-use asset	35	43
Amortization of deferred financing costs, debt discounts and debt premiums	1	1
Stock-based compensation	656	802
Value of stock issued in payment of services	251	—
Provision for credit losses	112	124
Changes in operating assets and liabilities:
Accounts receivable	82	28
Inventories	(269)	171
Other assets	188	192
Accounts payable	233	353
Operating lease liabilities	(116)	(97)
Deferred revenue	150	(102)
Accrued expenses	1,094	311
Net cash used in operating activities	(167)	(2,777)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(70)	(54)
Net cash used in investing activities	(70)	(54)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(35)	(44)
Deposits on finance lease right-of-use assets	(28)	—
Issuance of common stock, net of issuance costs	78	2,245
Proceeds from debt	250	—
Principal payments on long-term debt	(251)	(242)
Net cash flows provided by financing activities	14	1,959
NET CHANGE IN CASH	(223)	(872)
CASH AT BEGINNING OF PERIOD	1,502	3,445
CASH AT END OF PERIOD	$1,279	$2,573

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$24	$18

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	—	7
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	58
Finance lease right-of-use assets obtained in exchange for finance lease obligations	205	—

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a healthcare biotechnology company focused on cancer diagnostics. Our mission is to address the pervasive problem of cancer misdiagnoses by developing solutions in the form of diagnostic products and services.

Our products and services aim to deliver higher accuracy, improved laboratory workflow, and ultimately better patient outcomes, which reduce healthcare expenses. We develop innovative technologies in our laboratory where we design, test, validate, and use these products clinically. We believe these technologies improve diagnostic outcomes across various diseases within the hematologic field. We then commercialize these technologies as proprietary products that serve the global laboratory community in furtherance of our mission to eliminate or greatly reduce the prevalence of misdiagnosis. To deliver our strategy, we have structured our organization to develop diagnostic products, including our laboratory and research and development (“R&D”) facilities located in New Haven, Connecticut and Omaha, Nebraska, respectively, which house teams that collaborate on the development of new products and services. We operate clinical laboratory improvement amendment (“CLIA”) laboratories in both New Haven, Connecticut and Omaha, Nebraska where we provide essential blood cancer diagnostics to office-based oncologists in many states nationwide. To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratory to support R&D beta-testing of the products we develop, in a clinical environment.

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the six months ended June 30, 2024, the Company had a net loss of $3.3 million and net cash used in operating activities of $0.2 million. As of June 30,

2024, the Company had an accumulated deficit of $101.4 million and a working capital deficit of $1.2 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the U.S. Securities and Exchange Commission (“SEC“) on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock (the “April 2024 Prospectus Supplement”). As of the date the condensed consolidated financial statements were issued, the Company has approximately $3.7 million available for future sales pursuant to the 2023 Registration Statement, which includes approximately $1.0 million of remaining availability pursuant to the April 2024 Prospectus Supplement. See Note 7 Stockholders’ Equity, AGP 2023 Sales Agreement, for further discussion.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP. As required under GAAP, pursuant to a 1-for-20 reverse stock split which was effected on September 21, 2023, unless otherwise indicated, the Company has adjusted all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements. As of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, the condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K, filed with the SEC on March 29, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2024.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares (including pre-funded warrants) outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted loss per share due to the negligible exercise price of the pre-funded warrants. Options, warrants and conversion rights pertaining to 754,344 and 709,159 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2024 and 2023, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	June 30,
	2024	2023
Stock options	304,025	231,802
Warrants	444,444	471,482
Preferred stock	5,875	5,875
Total	754,344	709,159

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	June 30, 2024	December 31, 2023
Connecticut Department of Economic and Community Development (DECD)	$131	$146
DECD debt issuance costs	(11)	(12)
Financed insurance loan	—	207
Business loan agreement	221	—
Total long-term debt	341	341
Current portion of long-term debt	(249)	(235)
Long-term debt, net of current maturities	$92	$106

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended June 30, 2024 and 2023, respectively and $1 thousand for the six months ended June 30, 2024 and 2023, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2023, the Company financed $0.4 million with a 9.99% interest rate and made payments on a monthly basis through June 2024. As of June 30, 2024 and December 31, 2023, the Financed Insurance Loan’s outstanding balance of zero and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

Business Loan Agreement.

On May 1, 2024, the Company entered into a Business Loan and Security Agreement (the “Loan Agreement”) with Altbanq Lending LLC, pursuant to which the Company obtained a loan in the principal amount of $250,000 (the “Secured Loan”). According to the Loan Agreement, the Company granted the lender a continuing security interest in certain collateral (as defined in the Loan Agreement). Furthermore, the Company’s Chief Executive Officer provided a personal guaranty for the Secured Loan. The Secured Loan has a term of one year and an interest rate of 20%, such that pursuant to the Loan Agreement, the Company is obligated to pay the Lender 52 payments of $5,769 on a weekly basis and the total sum of the Secured Loan and interest (not including any fees) shall equal a total repayment amount of $300,000. If the Company defaults on payments then a default fee of $15,000 shall be payable to the lender.

The Company has the right, at its discretion, to request the lender to loan an additional amount of up to $250,000 on the same terms and conditions as set forth in the Loan Agreement, provided that there has been no material change in the Company’s finances.

As of June 30, 2024 and December 31, 2023, the outstanding balance of $0.2 million and zero, respectively, under the Loan Agreement, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets.

4. ACCRUED EXPENSES

Accrued expenses at June 30, 2024 and December 31, 2023 are as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Accrued expenses	$668	$764
Accrued compensation	993	754
Accrued franchise, property and sales and use taxes	181	287
CHC temporary funding assistance	1,057	—
Accrued interest	19	19
	$2,918	$1,824

The Company uses Change Healthcare (“CHC”), a healthcare technology company owned by UnitedHealth Group, to process some of its patient claims billings. In February 2024, CHC announced that it had experienced a cyberattack and as a result had to temporarily shut down some of its information technology systems. This system shut down caused delays in billing and reimbursement processes to CHC’s customers and, as a result, CHC established a Temporary Funding Assistance Program to help bridge the gap in short-term cash flow needs for customers affected by the disruption of its services due to the cyberattack. Funding distributed through this program is interest free and has no other fees or costs associated with it. As of June 30, 2024, CHC’s systems have yet to be fully restored. After CHC’s systems resume 100% of standard operations, any funds provided through the program will have to be repaid to CHC at a future date to be mutually agreed to by CHC and the Company.

During the six months ended June 30, 2024, the Company received approximately $1.1 million through CHC’s Temporary Assistance Program.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2025. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $0.9 million at June 30, 2024.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2024 and December 31, 2023.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three and six months ended June 30, 2024 and 2023, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.1 million as of June 30, 2024 and December 31, 2023, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	June 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets, net	$498	$612
Finance lease right-of-use assets, net (1)	372	174
Total lease assets	$870	$786

Liabilities:
Current:
Current maturities of operating lease liabilities	$208	$218
Current maturities of finance lease liabilities	105	132
Noncurrent:
Operating lease liabilities, less current maturities	301	407
Finance lease liabilities, less current maturities	215	18
Total lease liabilities	$829	$775
(1)	As of June 30, 2024 and December 31, 2023, finance lease right-of-use assets included zero, respectively, of assets related to finance leases associated with the HSRR program.

As of June 30, 2024, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	June 30,	June 30,	June 30,
	2024	2024	2024
2024 (remaining)	$120	$74	$194
2025	224	134	358
2026	214	95	309
2027	—	69	69
2028	—	29	29
Total lease obligations	558	401	959
Less: Amount representing interest	(49)	(81)	(130)
Present value of net minimum lease obligations	509	320	829
Less, current portion	(208)	(105)	(313)
Long term portion	$301	$215	$516

Other information as of June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	2.4	2.8
Finance leases	3.0	2.0
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	13.62%	10.63%

During the six months ended June 30, 2024 and 2023, operating cash flows from operating leases was $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was zero, respectively.

During the six months ended June 30, 2024 and 2023, finance lease ROU assets obtained in exchange for finance lease liabilities was $0.2 million and zero, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and six months ended June 30, 2024 and 2023, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. The balances within these accounts are less than $0.1 million, respectively.

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

During the three and six months ended June 30, 2024, the Company issued 37,593 shares of its common stock in connection with consulting services of approximately $0.3 million.

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

The sale of our shares of Common Stock to or through AGP, will be made pursuant to the registration statement (the “Registration Statement”) on Form S-3 (File No. 333-237445), which was declared effective by the SEC on April 13, 2020, for an aggregate offering price of up to $50.0 million.

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

During the three and six months ended June 30, 2023, we received net proceeds of $0.1 million and $0.5 million from the sale of 3,636 and 30,827 shares of common stock through the AGP Sales Agreement.

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

On April 8, 2024, we filed a prospectus supplement (the “April 2024 Prospectus Supplement”) to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock

During the three and six months ended June 30, 2023, we received net proceeds of less than $1 thousand, respectively, from the sale of 25 shares of common stock pursuant to the AGP 2023 Sales Agreement. During the three and six months ended June 30, 2024, we received net proceeds of $11 thousand and $0.1 million from the sale of 1,655 and 11,822 shares of common stock pursuant to the AGP 2023 Sales Agreement.

We have approximately $1.0 million of remaining availability pursuant to the 2024 Prospectus Supplement.

Registered Direct Offering

On June 8, 2023, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of: (i) 206,250 shares (the “Shares”) of its common stock, $0.01 par value (the “Common Stock”), at a price of $9.00 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,972 shares of Common Stock, at a price of $8.98 per Pre-Funded Warrant. The Company reviewed the provisions of the Pre-Funded Warrants to determine the balance sheet classification and concluded that these warrants are to be classified as equity and are not subject to remeasurement on each balance sheet date. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.02 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised during the year ended December 31, 2023 and no Pre-Funded Warrants were outstanding as of June 30, 2024.

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

The Registered Direct Offering was made pursuant to the 2023 Registration Statement, as supplemented by a prospectus supplement dated June 9, 2023. As a result of sales already made through the AGP 2023 Sales Agreement and the Registered Direct Offering, the Company has $3.7 million of remaining availability under the 2023 Registration Statement.

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

There were no conversions of Series B Preferred Stock during the three and six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at June 30, 2024 were convertible into 5,875 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of June 30, 2024:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2023	December 2028	444,444	$12.60

(1) These warrants were issued in connection with the 2023 registered direct offering and concurrent private placement and are the RDO common warrants discussed below.

During the three and six months ended June 30, 2023, 7,419 warrants expired, respectively. The warrants had been issued in connection with transactions that were completed in 2018.

During the three and six months ended June 30, 2024, 15,091 warrants expired, respectively. The warrants had been issued in connection with transactions that were completed in 2019.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. During the three months ended June 30, 2024, the last remaining warrants related to Bridge Note Warrant Liabilities expired and thus at June 30, 2024 there were no warrant liabilities to be valued. As of December 31, 2023, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 0.4 years; volatility rate of 71% to 77%; and risk free rate of 5.33% to 5.40%.

During the three and six months ended June 30, 2024, the changes in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were zero. During the three and six months ended June 30, 2023, the changes in the fair value of the warrant liabilities were less than $1 thousand, respectively.

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 320,699 at June 30, 2024, of which 14,113 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the six months ended June 30, 2024, the shares authorized for issuance increased by 71,006 shares.

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

During the six months ended June 30, 2024, the Company granted stock options to purchase up to 75,862 shares of common stock at a weighted average exercise price of $4.99 per share. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $4.54. The fair value calculation of options granted during the six months ended June 30, 2024 used the following assumptions: risk free interest rate of 3.94% to 4.26%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 133% to 139% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The following table summarizes stock option activity under our plans during the six months ended June 30, 2024:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2024	232,744	$46.56
Granted	75,862	4.99
Forfeited	(4,581)	19.76
Outstanding at June 30, 2024	304,025	$36.59
Exercisable at June 30, 2024	176,276	$52.18

As of June 30, 2024, there were 262,591 options that were vested or expected to vest with aggregate intrinsic value of $5 thousand and a remaining weighted average contractual life of 7.6 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

As of June 30, 2024, there were 2,492 and zero restricted stock awards that were vested and unvested, respectively.

There were no restricted stock awards granted during the three and six months ended June 30, 2024 and 2023, respectively.

Stock Compensation.

For the three and six months ended June 30, 2024, we recorded non-cash stock-based compensation expense for all stock awards of $0.3 million and $0.7 million, respectively, within operating expense in the accompanying statements of operations. For the three and six months ended June 30, 2023, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million and $0.8 million, respectively, within operating expense in the accompanying statements of operations. As of June 30, 2024, the unrecognized compensation expense related to unvested stock awards was $1.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Reagents and other diagnostic products

Control of reagents and other diagnostic products are transferred to the customer at a point in time and, as such, the Company recognizes these revenues at a point in time based on the delivery method. These revenues include revenues from reagent sets for our HSRR program and other product sales and are included in product revenue in our condensed consolidated statements of operations.

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,
(dollars in thousands)	Diagnostic Testing
	2024	2023
Medicaid	$20	$5
Medicare	1,525	1,165
Self-pay	14	36
Third party payers	2,348	1,562
Contract diagnostics and other	2	—
Service revenue, net	$3,909	$2,768

	For the Six Months Ended June 30,
(dollars in thousands)	Diagnostic Testing
	2024	2023
Medicaid	$25	$13
Medicare	2,616	2,045
Self-pay	32	116
Third party payers	4,053	2,662
Contract diagnostics and other	4	—
Service revenue, net	$6,730	$4,836

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended June 30, 2024 and December 31, 2023, the deferred revenue was $0.3 million and $0.1 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2024	2023	2024	2023	2024	2023
Medicaid	$20	$5	$—	$—	$20	$5
Medicare	1,525	1,165	—	—	1,525	1,165
Self-pay	14	36	—	—	14	36
Third party payers	7,961	5,442	(5,613)	(3,880)	2,348	1,562
Contract diagnostics and other	2	—	—	—	2	—
	9,522	6,648	(5,613)	(3,880)	3,909	2,768
Product	598	877	—	—	598	877
	$10,120	$7,525	$(5,613)	$(3,880)	$4,507	$3,645

	For the Six Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2024	2023	2024	2023	2024	2023
Medicaid	$25	$13	$—	$—	$25	$13
Medicare	2,616	2,045	—	—	2,616	2,045
Self-pay	32	116	—	—	32	116
Third party payers	13,929	9,277	(9,876)	(6,615)	4,053	2,662
Contract diagnostics	4	—	—	—	4	—
	16,606	11,451	(9,876)	(6,615)	6,730	4,836
Product	1,255	1,638	—	—	1,255	1,638
	$17,861	$13,089	$(9,876)	$(6,615)	$7,985	$6,474

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses. The change in the allowance for credit losses is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2024	2023	2024	2023	2024	2023
Medicaid	$20	$5	$(7)	$(2)	$13	$3
Medicare	1,525	1,165	(23)	(23)	1,502	1,142
Self-pay	14	36	(1)	(4)	13	32
Third party payers	2,348	1,562	(35)	(83)	2,313	1,479
Contract diagnostics and other	2	—	—	—	2	—
	3,909	2,768	(66)	(112)	3,843	2,656
Product	598	877	—	—	598	877
	$4,507	$3,645	$(66)	$(112)	$4,441	$3,533

	For the Six Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2024	2023	2024	2023	2024	2023
Medicaid	$25	$13	$(9)	$(6)	$16	$7
Medicare	2,616	2,045	(39)	(23)	2,577	2,022
Self-pay	32	116	(3)	(12)	29	104
Third party payers	4,053	2,662	(61)	(83)	3,992	2,579
Contract diagnostics and other	4	—	—	—	4	—
	6,730	4,836	(112)	(124)	6,618	4,712
Product	1,255	1,638	—	—	1,255	1,638
	$7,985	$6,474	$(112)	$(124)	$7,873	$6,350

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	June 30, 2024	December 31, 2023
Medicaid	$20	$25
Medicare	2,034	1,561
Self-pay	196	229
Third party payers	1,293	1,641
Contract diagnostic services, product and other	248	417
	$3,791	$3,873
Less allowance for credit losses	(2,684)	(2,572)
Accounts receivable, net	$1,107	$1,301

The following table presents the roll-forward of the allowance for credit losses for the six months ended June 30, 2024.

		Allowance for
		Credit
(dollars in thousands)		Losses
Balance, January 1, 2024		$(2,572)
Provision for credit losses:
Medicaid	$(9)
Medicare	(39)
Self-pay	(3)
Third party payers	(61)
	(112)
Credit loss expense	$—
Total charges		(112)
Balance, June 30, 2024		$(2,684)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Net sales		Accounts receivable, as of
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023

Customer A	*	11%	*	14%	12%	*
Customer B	*	*	*	*	*	13%
Customer C	12%	*	*	*	21%	*

* represents less than 10%

11. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2024 through the date of this Quarterly Report on Form 10-Q, and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, the effects of the recent Change Healthcare cyberattack on us or our operations, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest and inflation costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties including the ongoing Russia and Ukraine conflict and the Israel-Hamas war, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the SEC. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we filed with the Securities and Exchange Commission on March 29, 2024. Results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be attained in the future.

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

Recent Developments

Change Healthcare

Change Healthcare (“CHC”), a subsidiary of UnitedHealth Group, suffered a cybersecurity breach in February 2024 which resulted in the temporary shut-down of some of its systems. Precipio uses CHC to process its billings for pathology services. Thus, when CHC shut down its business operations our pathology billings were halted. Our ability to process billings, accept payer remittances, process medical and billing benefit notices, bill secondary insurers, as well as patients, and communicate with commercial payers was severely impacted. Starting shortly after the breach, we redirected a significant amount of our internal resources to manually manufacture the billing services that CHC was no longer delivering. This resulted in billing and cash reimbursement delays during the six months ended June 30, 2024.

We incurred approximately $0.1 million of expense during the six months ended June 30, 2024, as we used alternative methods for claims processing. Also, we estimate that approximately $0.4 million of our accounts receivable as of June 30, 2024 would have been collected during the three months ended June 30, 2024 if not for the delays mentioned above. CHC established a Temporary Funding Assistance Program to help bridge the gap in short-term cash flow needs for its customers affected by the disruption of its services due to the cyberattack. During the six months ended June 30, 2024, we received approximately $1.1 million from CHC through this program. See Note 4 Accrued Expenses for further discussion.

We expect our billing and reimbursement processes to be back to normal during the third quarter, however, the ultimate impact of the CHC systems breach is difficult to predict at this time.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the six months ended June 30, 2024, the Company had a net loss of $3.3 million and net cash used in operating activities of $0.2 million. As of June 30, 2024, the Company had an accumulated deficit of $101.4 million and a working capital deficit of $1.2 million. The Company’s ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock (the “April 2024 Prospectus Supplement”). As of the date the condensed consolidated financial statements were issued, we have approximately $3.7 million available for future sales pursuant to the 2023 Registration Statement, which includes approximately $1.0 million of remaining availability pursuant to the April 2024 Prospectus Supplement.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2024	2023	$	%
Service revenue, net, less allowance for credit loss	$3,843	$2,656	$1,187	45%
Product revenue	598	877	(279)	(32)%
Net Sales	$4,441	$3,533	$908	26%

Net sales for the three months ended June 30, 2024 were approximately $4.4 million, an increase of $0.9 million as compared to the same period in 2023. During the three months ended June 30, 2024, patient diagnostic service revenue increased $1.2 million as compared to the same period in 2023. This increase was due to a greater number of cases processed in the current year period. We processed 3,099 cases during the three months ended June 30, 2024 as compared to 1,614 cases during the same period in 2023, or a 92% increase in cases. The benefit of the increase in cases billed during the second quarter of 2024 as compared to the same period in 2023 was partially offset by a lower average price per case during the current year as a result of a different product mix. Product revenue decreased by $0.3 million for the three months ended June 30, 2024 as compared to the same period in 2023.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.6 million for the three months ended June 30, 2024 as compared to the same period in 2023.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Margin %
	2024	2023	2024	2023
Gross Profit	$1,716	$1,371	39%	39%

Gross margin was 39% of total net sales, for the three months ended June 30, 2024 and 2023, respectively. Gross profit was approximately $1.7 million and $1.4 million during the three months ended June 30, 2024 and 2023, respectively. The gross profit increased during the three months ended June 30, 2024, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses decreased by $0.7 million to $2.9 million for the three months ended June 30, 2024 as compared to the same period in 2023. The decrease was attributable to: (1) a decrease of $0.1 million in stock-based compensation expense, (2) a decrease of $0.1 million in general and administrative expenses due mainly to a decrease in legal and professional fees (3) a decrease of $0.3 million in sales and marketing expenses due mainly to a decrease in personnel costs of $0.4 million as a result of a lower headcount, partially offset by a $0.1 million increase in marketing costs and (4) a decrease of $0.2 million in research and development expenses mainly related to a decrease in operating supply costs.

Other (Expense) Income. We recorded net other expense of $11 thousand and $1 thousand for the three months ended June 30, 2024 and 2023, respectively, which was related to net interest expense.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2024	2023	$	%
Service revenue, net, less allowance for doubtful accounts	$6,618	$4,712	$1,906	40%
Product revenue	1,255	1,638	(383)	(23)%
Net Sales	$7,873	$6,350	$1,523	24%

Net sales for the six months ended June 30, 2024 were approximately $7.9 million, an increase of $1.5 million as compared to the same period in 2023. During the six months ended June 30, 2024, patient diagnostic service revenue increased $1.9 million as compared to the same period in 2023. This increase was due to a greater number of cases processed in the current year period. We processed 5,161 cases during the six months ended June 30, 2024 as compared to 2,810 cases during the same period in 2023, or an 84% increase in cases. The benefit of the increase in cases billed during the second quarter of 2024 as compared to the same period in 2023 was partially offset by a lower average price per case during the current year as a result of a different product mix. Product revenue decreased by $0.4 million for the six months ended June 30, 2024 as compared to the same period in 2023.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $1.0 million for the six months ended June 30, 2024 as compared to the same period in 2023.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Margin %
	2024	2023	2024	2023
Gross Profit	$2,626	2,120	33%	33%

Gross margin was 33% of total net sales, for the six months ended June 30, 2024 and 2023, respectively. Gross profit was approximately $2.6 million and $2.1 million during the six months ended June 30, 2024 and 2023, respectively. The increase in gross profit during the six months ended June 30, 2024, as compared to the prior year period, was a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses decreased by $1.5 million to $5.9 million for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease was attributable to: (1) a decrease of $0.2 million in stock-based compensation expense, (2) a decrease of $0.1 million in general and administrative expenses due a decrease in legal and professional fees of $0.2 million, partially offset by an increase of less than $0.1 million in franchise tax costs, (3) a decrease of $0.9 million in sales and marketing expenses due mainly to a decrease in personnel costs of $1.0 million as a result of a lower headcount, partially offset by a $0.1 million increase in marketing costs and (4) a decrease of $0.3 million in research and development expenses mainly related to a decrease of $0.2 million in operating supplies and a decrease of $0.1 million in personnel and other costs.

Other (Expense) Income. We recorded net other expense of $16 thousand and $5 thousand for the six months ended June 30, 2024 and 2023, respectively, which was related to net interest expense.

Liquidity and Capital Resources

Our working capital positions were as follows:

	June 30, 2024	December 31, 2023	Change
Current assets (including cash of $1,279 and $1,502 respectively)	$3,364	$3,682	$(318)
Current liabilities	4,595	3,141	1,454
Working capital	$(1,231)	$541	$(1,772)

During the six months ended June 30, 2024 we received $0.3 million in proceeds from debt issuance and net proceeds of $0.1 million from sale of 11,822 shares of our common stock through at the market offerings. The Company has approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement.

Analysis of Cash Flows – Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(167)	$(2,777)	$2,610
Net cash used in investing activities	(70)	(54)	(16)
Net cash provided by financing	14	1,959	(1,945)
Net change in cash	$(223)	$(872)	$649

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $0.2 million during the six months ended June 30, 2024 included a net loss of $3.3 million, an increase in inventories of $0.3 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by a decrease in accounts receivables of $0.1 million, a decrease in other assets of $0.2 million, an increase in accounts payable of $0.2 million, an increase in deferred revenues of $0.1 million, an increase in accrued expenses of $1.1 million and non-cash adjustments of $1.8 million. The non-cash adjustments included $0.1 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $1.7 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows used in operating activities of approximately $2.8 million during the six months ended June 30, 2023 included a net loss of $5.3 million and a decrease in operating lease liabilities and deferred revenue of $0.2 million. These were partially offset by a decrease in inventories of $0.2 million, a decrease in other assets of $0.2 million, an increase in accounts payable of $0.3 million, an increase in accrued expenses of $0.3 million, and non-cash adjustments of $1.7 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.1 million for the six months ended June 30, 2024 and 2023, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows provided by financing activities totaled less than $0.1 million for the six months ended June 30, 2024, which included $0.3 million of proceeds from debt and $0.1 million of proceeds from the issuance of common stock.  These were partially offset by $0.3 million in payments on our long-term debt and finance lease obligations. Cash flows provided by financing activities totaled $2.0 million for the six months ended June 30, 2023, which included $2.2 million of proceeds from the issuance of common stock partially offset by payments on our long-term debt and finance lease obligations of $0.2 million.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of June 30, 2024 and December 31, 2023, other than certain purchase commitments of approximately $0.9 million and $1.9 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since our inception and expect to incur losses in the future. At June 30, 2024, we had a working capital deficit of $1.2 million. For the six months ended June 30, 2024, we had an operating cash flow deficit of $0.2 million and a net loss of $3.3 million. For the period ended June 30, 2024, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses through at least 2024 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of June 30, 2024, we had cash of $1.3 million and a working capital deficit of $1.2 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

As of June 30, 2024, approximately 444,444 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 304,025 shares of our common stock were reserved for issuance upon exercise of outstanding stock options. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, we did not have any sales of unregistered securities.

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

PRECIPIO, INC.

Date: August 13, 2024	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)