Form 10-Q
period 2024-09-30
Precipio, Inc.
filed 2024-11-06
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 3, 2024, the number of shares of common stock outstanding was 1,482,333.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(unaudited)
	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$1,053	$1,502
Accounts receivable (net of allowance for credit losses of $2,755 and $2,572, respectively)	1,021	1,301
Inventories	590	384
Other current assets	591	495
Total current assets	3,255	3,682

PROPERTY AND EQUIPMENT, NET	753	739

OTHER ASSETS:
Finance lease right-of-use assets, net	342	174
Operating lease right-of-use assets, net	447	612
Intangibles, net	12,106	12,818
Other assets	48	76
Total assets	$16,951	$18,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$444	$235
Current maturities of finance lease liabilities	103	132
Current maturities of operating lease liabilities	205	218
Accounts payable	701	622
Accrued expenses	2,743	1,824
Deferred revenue	282	110
Total current liabilities	4,478	3,141
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	84	106
Finance lease liabilities, less current maturities	190	18
Operating lease liabilities, less current maturities	254	407
Total liabilities	5,006	3,672
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at September 30, 2024 and December 31, 2023, 47 shares issued and outstanding at September 30, 2024 and December 31, 2023, liquidation preference of $39 at September 30, 2024	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2024 and December 31, 2023, 1,482,133 and 1,420,125 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	15	14
Additional paid-in capital	114,005	112,565
Accumulated deficit	(102,075)	(98,150)
Total stockholders’ equity	11,945	14,429
Total liabilities and stockholders’ equity	$16,951	$18,101

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SALES:
Service revenue, net	$4,599	$3,738	$11,329	$8,574
Product revenue	681	831	1,936	2,469
Revenue, net of contractual allowances and adjustments	5,280	4,569	13,265	11,043
Adjustment for allowance for credit losses	(71)	(51)	(183)	(175)
Net sales	5,209	4,518	13,082	10,868
COST OF SALES:
Cost of service revenue	2,579	2,401	7,105	6,050
Cost of product revenue	353	232	1,064	813
Total cost of sales	2,932	2,633	8,169	6,863
Gross profit	2,277	1,885	4,913	4,005
OPERATING EXPENSES:
Operating expenses	2,874	3,333	8,793	10,771
OPERATING LOSS	(597)	(1,448)	(3,880)	(6,766)
OTHER EXPENSE:
Interest expense, net	(29)	(7)	(45)	(12)
LOSS BEFORE INCOME TAXES	(626)	(1,455)	(3,925)	(6,778)
INCOME TAX EXPENSE	–	–	–	—
NET LOSS	$(626)	$(1,455)	$(3,925)	$(6,778)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.42)	$(1.04)	$(2.69)	$(5.39)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,480,217	1,394,596	1,456,653	1,258,633

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated		Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Total	Joint Venture	Total
Balance, July 1, 2024	47	$—	1,469,540	$14	$113,550	$(101,449)	$12,115	$—	$12,115
Net loss	—	—	—	—	—	(626)	(626)	—	(626)
Issuance of common stock for consulting services	—	—	12,593	1	57	—	58	—	58
Stock-based compensation	—	—	—	—	398	—	398	—	398
Balance, September 30, 2024	47	$—	1,482,133	$15	$114,005	$(102,075)	$11,945	$—	$11,945

	For the Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated		Interest in
	Shares	Value	Shares	Value	Capital	Deficit	Total	Joint Venture	Total
Balance, January 1, 2024	47	$—	1,420,125	$14	$112,565	$(98,150)	$14,429	$—	$14,429
Net loss	—	—	—	—	—	(3,925)	(3,925)	—	(3,925)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	11,822	—	78	—	78	—	78
Issuance of common stock for consulting services	—	—	50,186	1	308	—	309	—	309
Stock-based compensation	—	—	—	—	1,054	—	1,054	—	1,054
Balance, September 30, 2024	47	$—	1,482,133	$15	$114,005	$(102,075)	$11,945	$—	$11,945

See notes to unaudited condensed consolidated financial statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, July 1, 2023	47	$—	1,378,115	$14	$111,632	$(97,620)	$14,026	$65	$14,091
Net loss	—	—	—	—	—	(1,455)	(1,455)	—	(1,455)
Issuance of common stock in connection with restricted stock awards	—	—	2,492	—	16	—	16	—	16
Payment of fractional common shares in conjunction with reverse stock split	—	—	(52)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	350	—	350	—	350
Balance, September 30, 2023	47	$—	1,380,555	$14	$111,998	$(99,075)	$12,937	$65	$13,002

	For the Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2023	47	$—	1,141,013	$11	$108,588	$(92,297)	$16,302	$65	$16,367
Net loss	—	—	—	—	—	(6,778)	(6,778)	—	(6,778)
Issuance of common stock in connection with purchase agreements	—	—	206,250	3	1,757	—	1,760	—	1,760
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	30,852	—	485	—	485	—	485
Issuance of common stock in connection with restricted stock awards	—	—	2,492	—	16	—	16	—	16
Payment of fractional common shares in conjunction with reverse stock split	—	—	(52)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,152	—	1,152	—	1,152
Balance, September 30, 2023	47	$—	1,380,555	$14	$111,998	$(99,075)	$12,937	$65	$13,002

(1) The common stock and additional paid-in capital for all periods presented reflect the one-for-twenty reverse stock split, which was effected on September 21, 2023

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,925)	$(6,778)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	900	931
Amortization of operating lease right-of-use asset	165	153
Amortization of finance lease right-of-use asset	66	63
Amortization of deferred financing costs, debt discounts and debt premiums	2	2
Stock-based compensation	1,054	1,168
Value of stock issued in payment of services	309	—
Provision for credit losses	183	175
Changes in operating assets and liabilities:
Accounts receivable	97	(622)
Inventories	(206)	72
Other assets	249	306
Accounts payable	55	468
Operating lease liabilities	(166)	(150)
Deferred revenue	172	(90)
Accrued expenses	919	629
Net cash used in operating activities	(126)	(3,673)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(179)	(77)
Net cash used in investing activities	(179)	(77)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(62)	(62)
Deposits on finance lease right-of-use assets	(28)	—
Issuance of common stock, net of issuance costs	78	2,245
Proceeds from debt	250	—
Principal payments on long-term debt	(382)	(316)
Net cash flows (used in) provided by financing activities	(144)	1,867
NET CHANGE IN CASH	(449)	(1,883)
CASH AT BEGINNING OF PERIOD	1,502	3,445
CASH AT END OF PERIOD	$1,053	$1,562

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$54	$29

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	24	3
Prepaid insurance financed with loan	317	372
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	58
Finance lease right-of-use assets obtained in exchange for finance lease obligations	205	—

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the nine months ended September 30, 2024, the Company had a net loss of $3.9 million and net cash used in operating activities of $0.1 million.

As of September 30, 2024, the Company had an accumulated deficit of $102.1 million and a working capital deficit of $1.2 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock (the “April 2024 Prospectus Supplement”). As of the date the condensed consolidated financial statements were issued, the Company has approximately $3.7 million available for future sales pursuant to the 2023 Registration Statement, which includes approximately $1.0 million of remaining availability pursuant to the April 2024 Prospectus Supplement. See Note 7 Stockholders’ Equity, AGP 2023 Sales Agreement, for further discussion.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP. As required under GAAP, pursuant to a 1-for-20 reverse stock split which was effected on September 21, 2023, unless otherwise indicated, the Company has adjusted all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements. As of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K, filed with the SEC on March 29, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2024.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares (including pre-funded warrants) outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted loss per share due to the negligible exercise price of the pre-funded warrants. Options, warrants and conversion rights pertaining to 753,752 and 705,976 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2024 and 2023, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	September 30,
	2024	2023
Stock options	303,433	234,213
Warrants	444,444	465,888
Preferred stock	5,875	5,875
Total	753,752	705,976

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	September 30, 2024	December 31, 2023
Connecticut Department of Economic and Community Development (DECD)	$123	$146
DECD debt issuance costs	(10)	(12)
Financed insurance loan	261	207
Business loan agreement	154	—
Total long-term debt	528	341
Current portion of long-term debt	(444)	(235)
Long-term debt, net of current maturities	$84	$106

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended September 30, 2024 and 2023, respectively and $2 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2024, the Company financed $0.3 million with a 9.99% interest rate and is obligated to make payments on a monthly basis through June 2025. In July 2023, the Company financed $0.4 million with a 9.99% interest rate and made payments on a monthly basis through June 2024. As of September 30, 2024 and December 31, 2023, the Financed Insurance Loan’s outstanding balance of $0.3 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

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

As of September 30, 2024 and December 31, 2023, the outstanding balance of $0.2 million and zero, respectively, under the Loan Agreement, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets.

4. ACCRUED EXPENSES

Accrued expenses at September 30, 2024 and December 31, 2023 are as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Accrued expenses	$586	$764
Accrued compensation	929	754
Accrued franchise, property and sales and use taxes	152	287
CHC temporary funding assistance	1,057	—
Accrued interest	19	19
	$2,743	$1,824

The Company uses Change Healthcare (“CHC”), a healthcare technology company owned by UnitedHealth Group, to process some of its patient claims billings. In February 2024, CHC announced that it had experienced a cyberattack and as a result had to temporarily shut down some of its information technology systems. This system shut down caused delays in billing and reimbursement processes to CHC’s customers and, as a result, CHC established a Temporary Funding Assistance Program to help bridge the gap in short-term cash flow needs for customers affected by the disruption of its services due to the cyberattack. Funding distributed through this program is interest free and has no other fees or costs associated with it. As of September 30, 2024, CHC’s systems have yet to be fully restored.

During the nine months ended September 30, 2024, the Company received approximately $1.1 million through CHC’s Temporary Assistance Program. On October 28, 2024, the Company received a notice from CHC stating that they have restored the connectivity of their systems and are requesting repayment of the funds the Company received through the Temporary Assistance Program. The repayment date contained in the notice is January 2, 2025. The Company anticipates negotiating a repayment plan that will enable the Company to meet its obligations to CHC while continuing to support our ongoing operational needs with minimal disruption.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2025. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $2.3 million at September 30, 2024.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2024 and December 31, 2023.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three and nine months ended September 30, 2024 and 2023, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.1 million as of September 30, 2024 and December 31, 2023, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	September 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets, net	$447	$612
Finance lease right-of-use assets, net (1)	342	174
Total lease assets	$789	$786

Liabilities:
Current:
Current maturities of operating lease liabilities	$205	$218
Current maturities of finance lease liabilities	103	132
Noncurrent:
Operating lease liabilities, less current maturities	254	407
Finance lease liabilities, less current maturities	190	18
Total lease liabilities	$752	$775
(1)	As of September 30, 2024 and December 31, 2023, finance lease right-of-use assets included zero, respectively, of assets related to finance leases associated with the HSRR program.

As of September 30, 2024, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	September 30,	September 30,	September 30,
	2024	2024	2024
2024 (remaining)	$60	$37	$97
2025	224	134	358
2026	214	95	309
2027	—	69	69
2028	—	29	29
Total lease obligations	498	364	862
Less: Amount representing interest	(39)	(71)	(110)
Present value of net minimum lease obligations	459	293	752
Less, current portion	(205)	(103)	(308)
Long term portion	$254	$190	$444

Other information as of September30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	2.2	2.8
Finance leases	2.8	2.0
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	13.77%	10.63%

During the nine months ended September 30, 2024 and 2023, operating cash flows from operating leases was $0.2 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was zero and $0.1 million, respectively.

During the nine months ended September 30, 2024 and 2023, finance lease ROU assets obtained in exchange for finance lease liabilities was $0.2 million and zero, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended September 30, 2024 and 2023, respectively, and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and nine months ended September 30, 2024 and 2023, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. The balances within these accounts are less than $0.1 million, respectively.

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

During the three and nine months ended September 30, 2024, the Company issued 12,593 and 50,186 shares of its common stock, respectively, in connection with consulting services of approximately $0.1 million and $0.3 million, respectively.

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

On April 8, 2024, we filed a prospectus supplement (the “April 2024 Prospectus Supplement”) to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock

During the three and nine months ended September 30, 2023, we received net proceeds of zero and less than $1 thousand, respectively, from the sale of zero and 25 shares of common stock, respectively, pursuant to the AGP 2023 Sales Agreement. During the three and nine months ended September 30, 2024, we received net proceeds of zero and $0.1 million, respectively, from the sale of zero and 11,822 shares of common stock, respectively, pursuant to the AGP 2023 Sales Agreement.

We have approximately $1.0 million of remaining availability pursuant to the 2024 Prospectus Supplement.

Registered Direct Offering

On June 8, 2023, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of: (i) 206,250 shares (the “Shares”) of its common stock, $0.01 par value (the “Common Stock”), at a price of $9.00 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,972 shares of Common Stock, at a price of $8.98 per Pre-Funded Warrant. The Company reviewed the provisions of the Pre-Funded Warrants to determine the balance sheet classification and concluded that these warrants are to be classified as equity and are not subject to remeasurement on each balance sheet date. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.02 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised during the year ended December 31, 2023 and no Pre-Funded Warrants were outstanding as of September 30, 2024.

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

There were no conversions of Series B Preferred Stock during the three and nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at September 30, 2024 were convertible into 5,875 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of September 30, 2024:

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

During the three and nine months ended September 30, 2024, zero and 15,091 warrants expired, respectively. The warrants had been issued in connection with transactions that were completed in 2019.

RDO Common Warrants. In connection with the Registered Direct Offering and concurrent private placement in June 2023, the Company issued 444,444 RDO Common Warrants to purchase up to 444,444 shares of Common Stock.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. During the nine months ended September 30, 2024, the last remaining warrants related to Bridge Note Warrant Liabilities expired and thus at September 30, 2024 there were no warrant liabilities to be valued. As of December 31, 2023, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 0.4 years; volatility rate of 71% to 77%; and risk free rate of 5.33% to 5.40%.

During the three and nine months ended September 30, 2024, the changes in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were zero. During the three and nine months ended September 30, 2023, the changes in the fair value of the warrant liabilities were less than $1 thousand, respectively.

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 320,699 at September 30, 2024, of which 14,705 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the nine months ended September 30, 2024, the shares authorized for issuance increased by 71,006 shares.

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

During the nine months ended September 30, 2024, the Company granted stock options to purchase up to 75,862 shares of common stock at a weighted average exercise price of $4.99 per share. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $4.54. The fair value calculation of options granted during the nine months ended September 30, 2024 used the following assumptions: risk free interest rate of 3.94% to 4.26%, based on the U.S. Treasury yield in effect at the time of grant; expected life of six years; and volatility of 133% to 139% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

On August 30, 2024, the Company’s board of directors (the “Board”) approved a one-time stock option repricing (the “Option Repricing”), effective August 31, 2024 (the “Effective Date”). The repricing was undertaken in accordance with, and as permitted by the 2017 Plan. The Option Repricing applies to all Relevant Options (as defined below) granted pursuant to the 2017 Plan that were held by employees, including executive officers and non-employee directors of the Board, to the extent such options had an exercise price in excess of $6.56, the closing price per share of the Company’s Common Stock as reported on The Nasdaq Stock Market on August 30, 2024.  “Relevant Options” means all outstanding eligible stock options granted to eligible employees, service providers and non-employee directors of the board of the Company before and including December 31, 2022.  As of the Effective Date, all such options were repriced such that the exercise price per share was reduced to $6.56, provided that the original exercise price will apply to stock option exercises during a one year retention period. Under the terms of the Option Repricing, if prior to the first anniversary of the Effective Date (except following a change of control), a Relevant Option is exercised or employment/services are terminated by the Company with cause or voluntarily by the option holder, the option holder will be required to pay the original exercise price of the Relevant Option. If the employment/services of an option holder is terminated by the Company without cause prior to the first anniversary of the Effective Date, the option holder will retain the benefit of the reduced exercise price. The Option Repricing does not change the number of shares, the vesting schedule, or the expiration date of the Relevant Options.

Out of the Company’s approximately 304,000 total outstanding options on the Effective Date, approximately 177,000 were repriced. The Board approved the Option Repricing after careful consideration of various alternatives and the recommendation of the compensation committee of the Board that the repricing was fair, just, and reasonable to the Company and its stockholders.

Management determined that the Option Repricing represents a modification of the impacted awards and calculated incremental compensation cost of approximately $0.5 million resulting from the modification. The incremental expense will be recognized over 1.4 years.

The following table summarizes stock option activity under our plans during the nine months ended September 30, 2024:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2024	232,744	$46.56
Granted	75,862	4.99
Forfeited	(5,173)	18.26
Outstanding at September 30, 2024	303,433	$7.19
Exercisable at September 30, 2024	187,554	$7.52

As of September 30, 2024, there were 274,463 options that were vested or expected to vest with aggregate intrinsic value of $0.1 million and a remaining weighted average contractual life of 6.8 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

As of September 30, 2024, there were 2,492 and zero restricted stock awards that were vested and unvested, respectively.

There were no restricted stock awards granted during the three and nine months ended September 30, 2024.  There were 2,492 restricted stock awards granted during the three and nine months ended September 30, 2023, respectively.

Stock Compensation.

For the three and nine months ended September 30, 2024, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million and $1.1 million, respectively, within operating expense in the accompanying statements of operations. For the three and nine months ended September 30, 2023, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million and $1.2 million, respectively, within operating expense in the accompanying statements of operations. As of September 30, 2024, the unrecognized compensation expense related to unvested stock awards and the Option Repricing was $1.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,
(dollars in thousands)	Diagnostic Testing
	2024	2023
Medicaid	$8	$10
Medicare	1,819	1,691
Self-pay	1	39
Third party payers	2,743	1,998
Contract diagnostics and other	28	—
Service revenue, net	$4,599	$3,738

	For the Nine Months Ended September 30,
(dollars in thousands)	Diagnostic Testing
	2024	2023
Medicaid	$33	$22
Medicare	4,435	3,736
Self-pay	33	155
Third party payers	6,796	4,661
Contract diagnostics and other	32	—
Service revenue, net	$11,329	$8,574

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended September 30, 2024 and December 31, 2023, the deferred revenue was $0.3 million and $0.1 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2024	2023	2024	2023	2024	2023
Medicaid	$8	$10	$—	$—	$8	$10
Medicare	1,819	1,693	—	(2)	1,819	1,691
Self-pay	1	39	—	—	1	39
Third party payers	9,356	6,956	(6,613)	(4,958)	2,743	1,998
Contract diagnostics and other	28	—	—	—	28	—
	11,212	8,698	(6,613)	(4,960)	4,599	3,738
Product	681	831	—	—	681	831
	$11,893	$9,529	$(6,613)	$(4,960)	$5,280	$4,569

	For the Nine Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2024	2023	2024	2023	2024	2023
Medicaid	$33	$22	$—	$—	$33	$22
Medicare	4,435	3,738	—	(2)	4,435	3,736
Self-pay	33	155	—	—	33	155
Third party payers	23,285	16,233	(16,489)	(11,572)	6,796	4,661
Contract diagnostics	32	—	—	—	32	—
	27,818	20,148	(16,489)	(11,574)	11,329	8,574
Product	1,936	2,469	—	—	1,936	2,469
	$29,754	$22,617	$(16,489)	$(11,574)	$13,265	$11,043

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses. The change in the allowance for credit losses is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2024	2023	2024	2023	2024	2023
Medicaid	$8	$10	$(3)	$(4)	$5	$6
Medicare	1,819	1,691	(27)	(20)	1,792	1,671
Self-pay	1	39	—	(3)	1	36
Third party payers	2,743	1,998	(41)	(24)	2,702	1,974
Contract diagnostics and other	28	—	—	—	28	—
	4,599	3,738	(71)	(51)	4,528	3,687
Product	681	831	—	—	681	831
	$5,280	$4,569	$(71)	$(51)	$5,209	$4,518

	For the Nine Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2024	2023	2024	2023	2024	2023
Medicaid	$33	$22	$(12)	$(10)	$21	$12
Medicare	4,435	3,736	(66)	(43)	4,369	3,693
Self-pay	33	155	(3)	(15)	30	140
Third party payers	6,796	4,661	(102)	(107)	6,694	4,554
Contract diagnostics and other	32	—	—	—	32	—
	11,329	8,574	(183)	(175)	11,146	8,399
Product	1,936	2,469	—	—	1,936	2,469
	$13,265	$11,043	$(183)	$(175)	$13,082	$10,868

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	September 30, 2024	December 31, 2023
Medicaid	$10	$25
Medicare	1,850	1,561
Self-pay	191	229
Third party payers	1,508	1,641
Contract diagnostic services, product and other	217	417
	$3,776	$3,873
Less allowance for credit losses	(2,755)	(2,572)
Accounts receivable, net	$1,021	$1,301

The following table presents the roll-forward of the allowance for credit losses for the nine months ended September 30, 2024.

		Allowance for
		Credit
(dollars in thousands)		Losses
Balance, January 1, 2024		$(2,572)
Provision for credit losses:
Medicaid	$(12)
Medicare	(66)
Self-pay	(3)
Third party payers	(102)
	(183)
Credit loss expense	$—
Total charges		(183)
Balance, September 30, 2024		$(2,755)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Net sales		Accounts receivable, as of
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023

Customer A	*	13%	*	14%	*	*
Customer B	*	*	*	*	*	13%
Customer C	24%	*	14%	*	20%	*
Customer D	*	12%	*	*	*	*

* represents less than 10%

11. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2024 through the date of this Quarterly Report on Form 10-Q, and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we filed with the Securities and Exchange Commission on March 29, 2024. Results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be attained in the future.

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

Recent Developments

Change Healthcare

Change Healthcare (“CHC”), a subsidiary of UnitedHealth Group, suffered a cybersecurity breach in February 2024 which resulted in the temporary shut-down of some of its systems. Precipio uses CHC to process its billings for pathology services. Thus, when CHC shut down its business operations our pathology billings were halted. Our ability to process billings, accept payer remittances, process medical and billing benefit notices, bill secondary insurers, as well as patients, and communicate with commercial payers was severely impacted. Starting shortly after the breach, we redirected a significant amount of our internal resources to manually manufacture the billing services that CHC was no longer delivering. This resulted in billing and cash reimbursement delays during the nine months ended September 30, 2024.

Along with the delays in billing and cash reimbursements, we incurred approximately $0.2 million of expense during the nine months ended September 30, 2024, as we used alternative methods for claims processing. CHC established a Temporary Funding Assistance Program to help bridge the gap in short-term cash flow needs for its customers affected by the disruption of its services due to the cyberattack. During the nine months ended September 30, 2024, we received approximately $1.1 million from CHC through this program. See Note 4 Accrued Expenses for further discussion. As a result of the manual claims processing methods that we put in place following the CHC shutdown, our billing and cash reimbursement processes are nearly rectified as of September 30, 2024.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the nine months ended September 30, 2024, the Company had a net loss of $3.9 million and net cash used in operating activities of $0.1 million.

As of September 30, 2024, the Company had an accumulated deficit of $102.1 million and a working capital deficit of $1.2 million. The Company’s ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2024	2023	$	%
Service revenue, net, less allowance for credit loss	$4,528	$3,687	$841	23%
Product revenue	681	831	(150)	(18)%
Net Sales	$5,209	$4,518	$691	15%

Net sales for the three months ended September 30, 2024 were approximately $5.2 million, an increase of $0.7 million as compared to the same period in 2023. During the three months ended September 30, 2024, patient diagnostic service revenue increased $0.8 million as compared to the same period in 2023. This increase was due to a greater number of cases processed in the current year period. We processed 3,584 cases during the three months ended September 30, 2024 as compared to 2,105 cases during the same period in 2023, or a 70% increase in cases. The benefit of the increase in cases billed during the third quarter of 2024 as compared to the same period in 2023 was partially offset by a lower average price per case during the current year as a result of a different product mix. Product revenue decreased by $0.1 million for the three months ended September 30, 2024 as compared to the same period in 2023.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.3 million for the three months ended September 30, 2024 as compared to the same period in 2023.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Margin %
	2024	2023	2024	2023
Gross Profit	$2,277	$1,885	44%	42%

Gross margin was 44% and 42% of total net sales for the three months ended September 30, 2024 and 2023, respectively. Gross profit was approximately $2.3 million and $1.9 million during the three months ended September 30, 2024 and 2023, respectively. The gross profit increased during the three months ended September 30, 2024, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses decreased by $0.5 million to $2.9 million for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was attributable to: (1) an increase of less than 0.1 million in stock-based compensation expense, (2) an increase of less than $0.1 million in general and administrative expenses due mainly to an increase of $0.1 million legal and professional fees and franchise taxes, partially offset by a decrease of less than $0.1 million in personnel costs (3) a decrease of $0.4 million in sales and marketing expenses due mainly to a decrease in personnel costs of $0.4 million as a result of a lower headcount, and (4) a decrease of $0.1 million in research and development expenses mainly related to decreases in operating supply costs and personnel costs.

Other (Expense) Income. We recorded net other expense of $29 thousand and $7 thousand for the three months ended September 30, 2024 and 2023, respectively, which was related to net interest expense.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2024	2023	$	%
Service revenue, net, less allowance for doubtful accounts	$11,146	$8,399	$2,747	33%
Product revenue	1,936	2,469	(533)	(22)%
Net Sales	$13,082	$10,868	$2,214	20%

Net sales for the nine months ended September 30, 2024 were approximately $13.1 million, an increase of $2.2 million as compared to the same period in 2023. During the nine months ended September 30, 2024, patient diagnostic service revenue increased $2.7 million as compared to the same period in 2023. This increase was due to a greater number of cases processed in the current year period. We processed 8,745 cases during the nine months ended September 30, 2024 as compared to 4,915 cases during the same period in 2023, or a 78% increase in cases. The benefit of the increase in cases billed during the third quarter of 2024 as compared to the same period in 2023 was partially offset by a lower average price per case during the current year as a result of a different product mix. Product revenue decreased by $0.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to HSRR products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $1.3 million for the nine months ended September 30, 2024 as compared to the same period in 2023.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Margin %
	2024	2023	2024	2023
Gross Profit	$4,913	4,005	38%	37%

Gross margin was 38% of total net sales, for the nine months ended September 30, 2024 and 37% for the nine months ended September 30, 2023. Gross profit was approximately $4.9 million and $4.0 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in gross profit during the nine months ended September 30, 2024, as compared to the prior year period, was a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses decreased by $2.0 million to $8.8 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was attributable to: (1) a decrease of $0.1 million in stock-based compensation expense, (2) a decrease of $0.1 million in general and administrative expenses due a decrease in legal and professional fees of $0.3 million, partially offset by an increase of $0.1 million in franchise tax costs and an increase of $0.1 million in other costs, (3) a decrease of $1.3 million in sales and marketing expenses due mainly to a decrease in personnel costs of $1.2 million as a result of a lower headcount and a decrease of $0.1 million other costs and (4) a decrease of $0.4 million in research and development expenses mainly related to a decrease of $0.1 million in operating supplies, a decrease of $0.1 million in personnel costs and a decrease of $0.2 million in other costs.

Other (Expense) Income. We recorded net other expense of $45 thousand and $12 thousand for the nine months ended September 30, 2024 and 2023, respectively, which was related to net interest expense.

Liquidity and Capital Resources

Our working capital positions were as follows:

	September 30, 2024	December 31, 2023	Change
Current assets (including cash of $1,053 and $1,502 respectively)	$3,255	$3,682	$(427)
Current liabilities	4,478	3,141	1,337
Working capital	$(1,223)	$541	$(1,764)

During the nine months ended September 30, 2024 we received $0.6 million in proceeds from debt issuance and net proceeds of $0.1 million from sale of 11,822 shares of our common stock through at the market offerings. The Company has approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement.

Analysis of Cash Flows – Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(126)	$(3,673)	$3,547
Net cash used in investing activities	(179)	(77)	(102)
Net cash (used in) provided by financing activities	(144)	1,867	(2,011)
Net change in cash	$(449)	$(1,883)	$1,434

Cash Flows Used in Operating Activities. The cash flows used in operating activities of approximately $0.1 million during the nine months ended September 30, 2024 included a net loss of $3.9 million, an increase in inventories of $0.2 million and a decrease in operating lease liabilities of $0.2 million. These were partially offset by a decrease in accounts receivables of $0.1 million, a decrease in other assets of $0.1 million, an increase in accounts payable of $0.1 million, an increase in deferred revenues of $0.2 million, an increase in accrued expenses of $0.9 million and non-cash adjustments of $2.7 million. The non-cash adjustments included $0.2 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $2.5 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows used in operating activities of approximately $3.7 million during the nine months ended September 30, 2023 included a net loss of $6.8 million, an increase in accounts receivables of $0.6 million and a decrease in operating lease liabilities and deferred revenue of $0.3 million. These were partially offset by a decrease in inventories of $0.1 million, a decrease in other assets of $0.3 million, an increase in accounts payable of $0.5 million, an increase in accrued expenses of $0.6 million, and non-cash adjustments of $2.5 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.2 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows provided by financing activities totaled $0.2 million for the nine months ended September 30, 2024, which included $0.2 million of proceeds from debt and $0.1 million of proceeds from the issuance of common stock. These were partially offset by $0.4 million in payments on our long-term debt and finance lease obligations. Cash flows provided by financing activities totaled $1.9 million for the nine months ended September 30, 2023, which included $2.2 million of proceeds from the issuance of common stock partially offset by payments on our long-term debt and finance lease obligations of $0.3 million.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of September 30, 2024 and December 31, 2023, other than certain purchase commitments of approximately $2.3 million and $1.9 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses since our inception and expect to incur losses in the future. At September 30, 2024, we had a working capital deficit of $1.2 million. For the nine months ended September 30, 2024, we had an operating cash flow deficit of $0.4 million and a net loss of $3.9 million. For the period ended September 30, 2024, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur substantial net losses through at least 2024 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.

As of September 30, 2024, we had cash of $1.1 million and a working capital deficit of $1.2 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

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

As of September 30, 2024, approximately 444,444 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 304,025 shares of our common stock were reserved for issuance upon exercise of outstanding stock options. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

A number of our products are currently, and in the future will be, labeled and sold as research use only (RUO) products. Even though our products are labeled and sold as RUO products, the United States Food and Drug Administration (FDA) could question whether our products are intended for research use only. For example, in August 2021, we were contacted by the FDA regarding HemeScreen, and we have subsequently revised the labeling for HemeScreen. Should the FDA disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products, our products could be subject to government regulation as diagnostic products. Diagnostic products are regulated as medical devices by the FDA and may require marketing authorization from the FDA through clearance following the premarket notification (510(k)) process, authorization following a request for de novo classification or approval following the submission of a premarket approval (PMA) application, in each case prior to marketing. Obtaining the requisite marketing authorizations can be expensive and may involve considerable delay. Moreover, if the FDA believed we inappropriately labeled our products as RUO products, it could allege that we had misbranded or adulterated our RUO products. If the FDA asserts that our RUO products are subject to marketing authorization, or that our RUO products are adulterated or misbranded, our business, financial condition or results of operations could be adversely affected.

Additionally, our CLIA laboratory offers testing utilizing our laboratory developed tests (LDTs). Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the FDA’s requirements for medical devices, such as the FDA’s requirements pertaining to marketing authorization, establishment registration, device listing, the Quality System Regulation, and other post-market controls. However, at various points in recent years, the FDA has stated it intends to end its policy of enforcement discretion and to actively regulate LDTs.

Most recently, on April 29, 2024, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period.

●	In Phase 1 (effective May 6, 2025), clinical laboratories would be required to comply with medical device reporting, correction/removal reporting, and certain quality systems complaint handling requirements.
●	In Phase 2 (effective May 6, 2026), clinical laboratories would be required to comply with all other device requirements (e.g., establishment registration and device listing, labeling, investigational use requirements), except for remaining quality systems requirements and premarket review requirements.
●	In Phase 3 (effective May 6, 2027), clinical laboratories would be required to comply with all remaining applicable quality systems requirements.
●	In Phase 4 (effective November 6, 2027), clinical laboratories would be required to comply with premarket submission requirements for high-risk tests (i.e., tests subject to FDA’s premarket approval (PMA) requirement).
●	In Phase 5 (effective May 6, 2028), clinical laboratories would be required to comply with premarket submission requirements for moderate- and low-risk tests (i.e., tests subject to de novo classification or the 510(k) requirement).

The final rule potentially extends enforcement discretion for certain tests, such as LDTs approved by the New York State Department of Health and LDTs first marketed prior to May 6, 2024 which are not modified or are modified in certain limited ways, from certain FDA regulatory requirements, provided certain important limitations have been met. We are actively reviewing the final rule to evaluate its applicability to our operations, and the extent to which we may be required to modify our operations to comply with its requirements.

On May 29, 2024, the American Clinical Laboratory Association filed a lawsuit challenging the FDA’s authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act. Subsequently, on August 19, 2024, the Association for Molecular Pathology filed a lawsuit similarly challenging FDA’s final rule on LDTs. The outcome of these lawsuits are uncertain at this time.

If the FDA were to determine that certain tests offered by us as LDTs are no longer eligible for enforcement discretion for any reason, including new rules, policies or guidance, or due to changes in statute, our test may become subject to extensive FDA requirements and our business, financial condition or results of operations may be adversely affected. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance, authorization or approval from the FDA. Furthermore, pending legislative proposals, if enacted, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products, which could have a material effect on our business.

In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, may limit our indication in a way that is not commercially desirable, or refuse to provide such marketing authorization at all. In addition, if the FDA inspects our laboratory in relation to the marketing of any FDA-authorized test, any enforcement action the FDA takes might not be limited to the FDA-authorized test carried by us and could encompass our other testing services.

Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn or increase in inflation rates could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. A weak declining or inflationary economy could strain our collaborators and suppliers, possibly resulting in supply disruption, or cause delays in their payments to us. The future geopolitical landscape also remains particularly uncertain with the U.S. presidential election in November 2024. Any resulting changes in international trade relations, legislation and regulations, including those related to taxation and importation, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.

In addition, the Company’s operations and access to capital may be impacted by disruptions to the banking system and financial market volatility resulting from bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank (“SVB”) and other financial institutions.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business

There have been no other material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our most recent Annual Report. The above risk factor should be read in conjunction with the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, we did not have any sales of unregistered securities.

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

Item 6. Exhibits

(a)	Exhibits

10.1	Form of Notice of Stock Option Repricing

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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

PRECIPIO, INC.

Date: November 6, 2024	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)