Form 10-K
period 2024-12-31
Precipio, Inc.
filed 2025-03-27
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second quarter was approximately $7.2 million.

As of March 24, 2025, the number of shares of common stock outstanding was 1,504,312.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2025 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2025 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PRECIPIO, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2024

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the sections entitled “Risk Factors” “Management’s Discussion & Analysis of Financial Condition and Results of Operations” and “Our Business” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, the effects of the Change Healthcare cyberattack on us or our operations, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest and inflation costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties including the ongoing Russia and Ukraine conflict and the Israel-Hamas war, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission (the “SEC”). In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among other, the following:

●	the progress, timing and amount of expenses associated with our development and commercialization activities;
●	our plans and ability to develop and commercialize new products and services, and make improvements to our existing products and services;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our ability or the amount of time it will take to achieve successful reimbursement of our existing and future products and services from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;
●	changes in government and third-party payer regulations, reimbursement, or coverage policies or other future reforms in the United States (U.S.) healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., health insurance exchanges) affecting governmental and third-party coverage or reimbursement for commercial laboratory testing, including the impact of the U.S. Protecting Access to Medicare Act of 2014;
●	loss or suspension of a license or imposition of fines or penalties under, or future changes in, or interpretations of applicable licensing laws or regulations regarding the operation of clinical laboratories, the development and commercialization of laboratory-developed tests (LDTs), and the delivery of clinical laboratory test results, including, but not limited to, the U.S. Clinical Laboratory Improvement Act of 1967, the U.S. Clinical Laboratory Improvement Amendments of 1988, the European Union In Vitro Diagnostics Regulation, and similar laws and regulations in jurisdictions in which we conduct business;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our products;
●	the success of any nonclinical studies or clinical trials that we may conduct, and any other studies or trials we may conduct;

●	our intention to seek, and our ability to establish, strategic collaborations or partnerships for the development or sale of our products and the effectiveness of such collaborations or partnerships;
●	our expectations as to future financial performance, expense levels and liquidity sources;
●	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing, as well as our ability to obtain such additional financing on reasonable terms;
●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products;
●	our ability to build a sales force to market our products and services, and anticipated increases in our sales and marketing costs due to an expansion in our sales force and marketing activities;
●	the rate and degree of market acceptance of our products;
●	termination, loss, delay, reduction in scope, or increased costs of contracts;
●	regulatory developments in the United States and foreign countries;
●	increased U.S. trade tariffs and resulting trade disputes with other countries;
●	federal and state regulatory requirements, including potential United States Food and Drug Administration regulation of our products or future products;
●	anticipated trends and challenges in our potential markets;
●	our ability to attract and retain key personnel;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	risks associated with the impact of global conflicts on the economy and supply chain;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act (we will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million); and
●	our estimates and expectations regarding cash and expense levels, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources.

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

The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2024 are not necessarily indicative of results that may be attained in the future.

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

Our products and services aim to deliver higher accuracy, improved laboratory workflow, and ultimately better patient outcomes, which reduce healthcare expenses. We develop innovative technologies in our laboratory where we design, test, validate, and use these products clinically. We believe these technologies improve diagnostic outcomes across various diseases within the hematologic field. We then commercialize these technologies as proprietary products that serve the global laboratory community in furtherance of our mission to eliminate or greatly reduce the prevalence of misdiagnoses. To deliver our strategy, we have structured our organization to develop diagnostic products, including our laboratory and research and development (“R&D”) facilities located in New Haven, Connecticut and Omaha, Nebraska, respectively, which house teams that collaborate on the development of new products and services. We operate Clinical Laboratory Improvement Amendments (“CLIA”) compliant laboratories in both New Haven, Connecticut and Omaha, Nebraska, from which we provide essential blood cancer diagnostics to oncologists nationwide. To deliver on our strategy of mitigating misdiagnoses, we rely heavily on our CLIA laboratories to support R&D beta-testing of the products we develop, in a clinical environment.

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

Furthermore, as a clinical laboratory, we are always the first user of every product we develop, which allows us to optimize important laboratory functions such as workflow, inventory management, regulatory and billing issues. As a vendor, this enables us to serve as a reputable user of our own products, and we believe this provides us with significant credibility with existing and prospective customers. Furthermore, because we use our products as part of our day-to-day operations, we can deliver a high level of hands-on, expert support to customers, improving their experience with our products.

Our Products Division commercial team generates direct sales and works with our key distributors. Global healthcare distributors, such as ThermoFisher, McKesson, Medline and Cardinal Health, have partnered with us to form the backbone of our go-to-market strategy and enable us to access laboratories around the country that can benefit from using our diagnostic products.

Our operating structure promotes the harnessing of our proprietary technology and genetic diagnostic expertise to bring to market our robust pipeline of innovative solutions designed to address the root causes of misdiagnoses.

Industry

We believe there is a significant problem of misdiagnosis across numerous disease states (particularly in blood-related cancers) due to an inefficient and commoditized industry. We believe that the diagnostic industry focuses primarily on competitive pricing and test turnaround times, at the expense of quality and accuracy. Increasingly complex disease states are met with eroding specialization rather than increased subspecialized expertise. According to a study conducted by the National Coalition of Health, this results in blood cancer misdiagnosis rates as high as 28%, failing to meet the needs of physicians, patients and the healthcare system as a whole. New technologies offer improved accuracy; however, many are either inaccessible or are not economically practical for clinical use. Despite much publicity of the industry transitioning from fee-per-service to value-based payments, this transition has not yet occurred in diagnostics. When a patient is misdiagnosed, physicians often end up administering incorrect treatments, creating adverse effects rather than improving outcomes. We believe that insurance providers, Medicare and Medicaid waste valuable dollars on the application of incorrect treatments and can incur substantial downstream costs. According to a report by Pinnacle Health, the estimated cost of misdiagnosis within the healthcare system is $100 billion annually. Most importantly, however, patients pay the ultimate price of misdiagnosis with increased morbidity and mortality. Developing diagnostic products that increase accuracy, while also providing improved workflow and economic outcomes to laboratories is key to addressing this problem and delivering better diagnostic care.

Market

Our market is the United States domestic oncology market where we participate as a commercial diagnostic laboratory and market our products. The oncology total available market, is currently estimated to exceed $20 billion, with an estimated compound annual growth rate exceeding 5%. We also provide new technologies to the oncology diagnostic laboratory market in the form of HemeScreen and IV-Cell product offerings. The diagnostics product market is estimated to have annual revenues exceeding $88 billion by 2025.  The annual growth rate of each market segment is estimated at 5%. Successful deployment within the United States will be closely followed by international marketing where the same product opportunities exist for our products.

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

The ongoing introduction of new, genetic-based targeted therapies have made molecular testing a mainstream and essential component of the diagnostic process. World Health Organization (WHO) and The National Comprehensive Cancer Network® (NCCN) guidelines have delineated the testing requirements of several specific genetic markers that are required during the diagnostic workup based on the patient's disease state.

The current products on the market largely offer two types of solutions for genetic testing. One of those solutions is single-gene testing products via various testing modalities; the other solution is broad, next generation sequencing (“NGS”) panels that typically range from 50 to >500 genes in one panel. There are benefits and drawbacks to both current product options. While the single-gene products are focused, a lab requires multiple different products to address the clinical testing needs; using multiple products requires the purchase of multiple products and multiple testing machines, requiring the lab to spend substantial capital expenditures; a complex lab workflow; the splitting of a sample; all resulting in poor economics. Poor economics of an assay require the laboratory to batch samples, resulting in lengthy turnaround time to provide results to patients, and impacting patient care. Conversely, NGS, although providing broad gene coverage, is cumbersome and expensive to operate, thus resulting in lengthy test turnaround time, and is costly to the payors who are reluctant to pay for the testing of 50 genes, when only 5 are defined as medically necessary.

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

The first panel developed using HemeScreen technology was our Myeloproliferative Neoplasms panel. We have since added Acute Myeloid Leukemia, Chronic Lymphocytic Leukemia, Cytopenia, and BCR-ABL panels, evolving HemeScreen into a “suite” of robust genetic diagnostic panels, and we released a number of panels during 2024 such as BCR-ABL1 and Bloodhound MPN assays. These assays provide lower limits of detection compared to their HemeScreen predecessors and provide quantitative results. These assays were also released with complementary analysis software (BHAS) for rapid data analysis to further streamline laboratory workflows.

We own pending U.S. and European patent applications on our proprietary panels. Our technology enables testing to be completed in one rapid scanning process. The HemeScreen panels test for the presence of various mutations. In developing HemeScreen, we focused on improving the economics of providing blood cancer diagnostic tests and reducing laboratory technician time consumed in the testing process. By using our HemeScreen media, laboratories can:

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

When a laboratory receives a sample, the cytogenetics laboratory must immediately set up the sample for cell culturing. Faced with four different options of cell lineages for culturing – myeloid, B-cell, T-cell, and Plasma – current products on the market limit the laboratory to select only one cell lineage to culture. This selection is typically based solely on the clinical suspicion provided; hence, if the clinical suspicion is incorrect, the laboratory will have cultured the wrong cell lineage, potentially arriving at a false negative result. Our data shows this occurs in approximately 40% of patient cases, creating a substantial driver of misdiagnoses.

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

On the other end of the spectrum are companies that have developed NGS panels for molecular analysis. NGS is a robust, broad ranging technology that enables a lab to test for tens, hundreds, and even thousands of genes in one test. Companies such as Life Technologies, Illumina, Roche, Natera, PerkinElmer, BioRad, Qiagen and many others have developed machines and assays that can test hundreds of genes simultaneously. While this technology is extremely robust, there are a few challenges to NGS, including, but not limited to:

1.	Operability – this is a complex technology that requires a high level of lab competency and an advanced level of staff sophistication and training;
2.	Cost – running NGS testing is expensive; the machines can cost millions of dollars; reagents are expensive, and the staff to run these tests are highly paid; and
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

Precipio’s HemeScreen panels were designed to meet the clinical requirements outlined in the guidelines, while creating a low cost, easy to operate testing technology that results in a simplified workflow. Our panels:

1.	Typically range from 4-7 genes (matching the clinical requirements);
2.	Are all run on one, inexpensive machine (an RT-PCR, which costs between $30-75k);

3.	Require very basic laboratory training and can be run by any lab tech with limited training; and
4.	Have attractive economics that provide attractive margins to laboratories who decide to use the RUO assays as an LDT.

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

Competitive Advantage

Our competitive advantage is derived from our ability to identify real-world clinical challenges in the laboratory; develop technology-based solutions to those challenges; test them within our lab on real clinical samples; and then commercialize the technology and bring it to market. Our model gives us a unique capability to ensure that the finished product is relevant, reliable, and workable within the laboratory workflow. Furthermore, given the hands-on experience we have as first-users of our own products, we have unparalleled experience, insight, and expertise required to support our customers and help them maximize the value of our technologies that they use.

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

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. For example, the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“PPACA”) including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.

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

Among the various federal and state laws and regulations that may govern or impact our current and planned operations are the following:

Reimbursement

This section is relevant to our clinical pathology services; our products are sold and invoiced directly (or via distributors) to customers who pay for the products, so there are no reimbursement issues. For our laboratory services, as blood-related cancers are more likely to be developed later in life, the largest insurance provider is Medicare, which constituted approximately 30% of our patients’ cases during the year ended December 31, 2024. Non-Medicare patients are typically insured by private insurance companies who provide patient coverage and pay for patients’ health-related costs. These private insurance companies will often adjust their rates according to the insurance rates annually published by the Center for Medicare and Medicaid Services, (“CMS”). We, and other providers, typically bill according to the codes relevant to the tests we conduct.

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

Approximately 34% of our revenue for the year ended December 31, 2024 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected.

Healthcare Reform

In recent years, federal and state governments have considered and enacted policy changes designed to reform the healthcare industry. The most prominent of these healthcare reform efforts, the PPACA, has resulted in sweeping changes to the U.S. system for the delivery and financing of health care. As currently structured, the PPACA increases the number of persons covered under government programs and private insurance; furnishes economic incentives for measurable improvements in health care quality outcomes; promotes a more integrated health care delivery system and the creation of new health care delivery. It is unclear how other healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the PPACA will impact our business.

U.S. Food and Drug Administration Regulation

Medical devices are subject to extensive regulation by the Food and Drug Administration (“FDA”). The FDA regulates, among other things, the research, design, development, preclinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, marketing authorization, adverse event reporting, marketing, promotion, sales, distribution and import and export of medical devices. The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, including the following:

●	issuance of warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
●	requesting or requiring recalls, withdrawals, or administrative detention or seizure of products;
●	imposing operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying requests for marketing authorization or new products or modified products; or
●	criminal prosecution.

Currently, we offer our products as research use only (“RUO”) products. An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the requirements of the FDA applicable to medical devices. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated or misbranded and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013, the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (“RUO Guidance”), which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status.

Additionally, our CLIA laboratories offer testing utilizing our laboratory developed tests (“LDTs”). Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the FDA’s requirements for medical devices, such as the FDA’s requirements pertaining to marketing authorization, establishment registration, device listing, the Quality System Regulation, and other post-market controls. However, at various points in recent years, the FDA has stated that it intends to end its policy of enforcement discretion and to actively regulate LDTs.

Most recently, on April 29, 2024, the FDA published a final rule on LDTs, in which FDA outlines its plans to end enforcement discretion for many LDTs in five stages over a four-year period:

●	In Phase 1 (effective May 6, 2025), clinical laboratories would be required to comply with medical device reporting, correction/removal reporting, and certain quality systems complaint handling requirements.
●	In Phase 2 (effective May 6, 2026), clinical laboratories would be required to comply with all other device requirements (e.g., establishment registration and device listing, labeling, investigational use requirements), except for remaining quality systems requirements and premarket review requirements.

●	In Phase 3 (effective May 6, 2027), clinical laboratories would be required to comply with all remaining applicable quality systems requirements.
●	In Phase 4 (effective November 6, 2027), clinical laboratories would be required to comply with premarket submission requirements for high-risk tests (i.e., tests subject to FDA’s premarket approval (PMA) requirement).
●	In Phase 5 (effective May 6, 2028), clinical laboratories would be required to comply with premarket submission requirements for moderate- and low- risk tests (i.e., tests subject to de novo classification or the 510(k) requirement).

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

If the FDA were to determine that certain tests offered by us as LDTs are no longer eligible for enforcement discretion for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance, authorization or approval from the FDA. Furthermore, pending legislative proposals, if enacted, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products. We are actively monitoring developments, assessing the impact on our operations, and evaluating compliance strategies, including potential FDA submissions and resource allocation for regulatory changes.

European Union Regulation

Our products are regulated as in-vitro diagnostic devices in the European Union (“EU”) and are subject to the In-Vitro Diagnostic Devices Regulation (EU) 2017/746 (“IVDR”), which became fully applicable in all EU Member States on May 26, 2022. The IVDR introduced more stringent requirements than the previous In Vitro Diagnostics Directive 98/79/EC (“IVDD”), including enhanced clinical evidence, post-market surveillance, and increased scrutiny by notified bodies for most device classes.

For an in-vitro diagnostic device to be placed on the EU market, a CE mark demonstrating compliance with the IVDR is required. While Class A, non-sterile devices can be self-certified, all other devices require conformity assessment by an independent notified body. Under IVDR’s transitional provisions, devices placed on the EU market under IVDD before May 26, 2022, may continue to be supplied until deadlines ranging from December 2027 to December 2029, depending on risk classification, provided they comply with post-market surveillance, vigilance, and registration requirements. The transition deadlines are subject to manufacturers submitting applications to notified bodies within specified timeframes.

There is no certainty regarding the final IVDR approval. The transition to IVDR continues to present regulatory, operational, and financial challenges, including potential delays in obtaining notified body certification and increased compliance costs. We are actively monitoring regulatory developments and have taken steps to transition our products to IVDR compliance, including engagement with notified bodies and implementation of enhanced post-market surveillance measures.

The UK formally left the EU on January 31, 2020. In respect of medical devices, since the end of the Brexit transitional period on January 1, 2021, medical devices must be registered with the Medicines and Healthcare products Regulatory Agency, or MHRA (the UK medicines and medical devices regulator) before being placed on the Great Britain market. If a manufacturer of a device placed on the market in Great Britain is based outside of the UK, the manufacturer must appoint a UK responsible person with a registered place of business in the UK to act on the manufacturer’s behalf in respect of certain activities (e.g. device registration). CE marks issued by EU notified bodies to place in-vitro diagnostic medical devices on the market in the EU will remain valid in the UK up until, at the latest, June 30, 2030, following which a UK Conformity Assessed, or UKCA, mark will be required to place a device on the Great Britain market. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to such dates. UCKA marking will, however, not be recognized in the EU. The EU regulatory framework on medical devices continues to apply in Northern Ireland under the Windsor Framework and medical devices in Northern Ireland may either carry an EU CE mark or a UK and Northern Ireland CE mark, or CE UK(NI), although devices bearing the CE UK(NI) marking will not be accepted on the EU market.

Following a public consultation, the UK government is implementing changes to the medical devices legislation. The first piece of legislation will come into force on June 16, 2025, and implements changes to the post-market surveillance requirements for medical devices in Great Britain, with the aim of facilitating greater traceability of incidents. Further legislation will be put in place in 2025 and 2026 to introduce new pre-market requirements, including an international reliance procedure for approval of certain medical devices for the Great Britain market.

Research and Development Expenses

For the years ended December 31, 2024 and 2023, we recorded $1.3 million and $1.7 million, respectively, of research and development expenses. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Human Capital

Employees.

As of March 1, 2025, Precipio employed fifty-four (54) employees on a full-time basis and six (6) employees as part-time. Of the total full-time and part-time employees, nine (9) were in Finance, General and Administration, thirty-five (35) were in laboratory and production, eight (8) were in Sales and Marketing, three (3) were in Customer Service and Support and five (5) were in Research & Development.

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

Compensation and Benefits.

Our human capital management strategies, initiatives, and outcomes are reviewed on a regular basis with our Board’s Governance Committee as well as Compensation Committee to help align with our overall business strategies. Our competitive compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees. The aim is to structure our compensation programs to balance incentive earnings for both short-term and long-term performance.

We are committed to providing comprehensive benefits and some examples of the benefits we offer are: medical insurance including prescription drug benefits, dental insurance, vision insurance, accident insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts and access to mental health support. We also enable our employees to take unlimited personal time off and have put in place enhanced parental leave benefits.

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

Inclusion Efforts.

We strive to create a culture in which all employees feel heard, respected, and valued. We are committed to creating and maintaining an inclusive and safe work environment. As we grow and mature, we look forward to establishing programs that infuse inclusivity within the business, identify barriers that impact recruitment, development and retention of underrepresented employees, identify educational content, communicate the value and impact of inclusivity on goals and objectives, all while continuing to focus on hiring diverse talent at all levels of the Company. Our ability to innovate and meet people’s needs is strongest when all voices are heard and valued.

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

Information about our Executive Officers.

Our executive officers, their ages as of March 1, 2025 and their respective positions are as follows:

Ilan Danieli, Chief Executive Officer, age 53

Mr. Danieli was the founder of Precipio Diagnostics LLC and was the Chief Executive Officer of Precipio Diagnostics LLC since 2011. Mr. Danieli assumed the role of Chief Executive Officer of Precipio, Inc. at the time of a June 2017 merger transaction with Transgenomic, Inc. (the “Merger”). With over 20 years managing small and medium- size companies, some of his previous experiences include serving as COO of Osiris, a publicly-traded company based in New York City with operations in the US, Canada, Europe and Asia, VP of Operations for Laurus Capital Management, a multi- billion dollar hedge fund, and in various other entrepreneurial ventures. Ilan holds an MBA from the Darden School at the University of Virginia, and a BA in Economics from Bar-Ilan University in Israel.

Matthew Gage, Chief Financial Officer, age 58

Mr. Gage was appointed Interim Chief Financial Officer of Precipio, Inc. effective March 21, 2022 and promoted to Chief Financial Officer effective July 1, 2023 without any change to his compensation or stock awards. Mr. Gage previously served as Director of Financial Reporting and Analysis of Precipio, Inc., upon joining the Company in June 2017 following its acquisition of Transgenomic Inc., where he was Director of Financial Reporting and Analysis since 2014. Mr. Gage has over 30 years of experience in corporate finance, 25 years of which being with publicly traded companies. Mr. Gage holds a Bachelor of Science Degree in Business Administration from Bryant University.

Ahmed Zaki Sabet, Chief Operating Officer, age 40

Mr. Sabet has been with Precipio since co-founding the Company in 2011 and currently serves as the Chief Operating Officer. Mr. Sabet holds over 17 years of experience in laboratory management spanning all fields of reference laboratory operations primarily focusing on cancer diagnostics. Prior to Precipio, Mr. Sabet has served as a consultant with the College of American Pathologists (CAP) and assisted several diagnostic companies in setting up their specialized cancer testing operations. Mr. Sabet holds a Bachelor of Science degree in Biomedical Engineering from the New Jersey Institute of Technology.

Dr. Ayman Mohamed, Chief Technology Officer, age 41

Dr. Mohamed has been with Precipio since co-founding the Company in 2011, and currently serves as the Chief Technology Officer, as well as the laboratory’s Technical Director. In this dual role, Dr. Mohamed is responsible for the entire process from conceptualization and invention of proprietary technologies, through design and development, economic cost analysis and modeling, testing and validation; and finally, the technical implementation of the technologies for clinical use in the Company’s laboratories. Dr. Mohamed has been responsible for the development and introduction of ground-breaking products such as IV-Cell™ and HemeScreen. Prior to joining the Company, Dr. Mohamed served in various technical and research positions in both commercial diagnostic companies as well as academic centers such as Yale University. Dr. Mohamed holds an MD and a Masters in Human Genetics from the University of Alexandria, Egypt.

Environmental, Social, and Governance

As our business continues to grow and develop, we recognize the importance of making responsible business decisions for the benefit of all of our stakeholders, including our stockholders, customers, employees, partners, the communities in which we work and live, as well as the planet. To that end, we published our Environmental, Social, and Governance (ESG) Report in February 2023, which is available on our website, and expect to continue reporting on our progress to our various stakeholders.

As part of our commitment to responsible business practices, we integrate ESG principles into our corporate strategy. Our ESG efforts focus on corporate governance, environmental responsibility, and human capital management.

Environmental: We actively reduce waste by implementing office-wide recycling and minimizing paper usage. We continue to explore further sustainability initiatives to reduce our environmental footprint.

Social: Our workforce reflects a commitment to diversity, with a focus on gender, ethnicity, and cultural inclusion. We invest in professional development through annual performance reviews and targeted training programs. Additionally, we support community engagement through partnerships such as the Salvation Army’s "Adopt-A-Family” program.

Governance: Our Board of Directors maintains independence, with three key committees—Audit, Compensation, and Nominating & Corporate Governance—ensuring oversight and accountability. Employees adhere to a robust Code of Business Conduct and Ethics, with an anonymous Ethics Hotline for reporting concerns.

Our ESG report, available on our website, details our commitments and progress. We will continue evaluating and reporting on ESG risks and improvements over time.

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

Intellectual Property

The Company has filed U.S. and European patent applications for its proprietary HemeScreen technology, reinforcing our commitment to innovation in diagnostic solutions. In addition to patent protection, we have also registered trademarks to safeguard our brand identity and ensure the distinctiveness of our products in the marketplace. This combination of patent and trademark applications reflects our ongoing efforts to protect and commercialize our intellectual property, strengthen our market position, and drive long-term value. We continue to invest in research and development to expand our portfolio of proprietary technologies.

Privacy Laws

We are subject to U.S. federal, state, and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, at the federal level, in addition to HIPAA, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission (FTC) Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities

Certain U.S. state laws also govern the privacy and security of personal information. For example, California enacted the California Consumer Privacy Act, or CCPA, which, effective January 1, 2023, created new individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA may impact our business activities. Further, the California Privacy Rights Act, or CPRA, took effect on January 1, 2023, and amended the CCPA by creating additional obligations with respect to processing and storing personal information. These additional obligations have included expanding consumers’ rights with respect to certain categories of sensitive personal information and establishing the California Privacy Protection Agency to enforce the CCPA.

Similar laws have been passed in numerous other states. Other states have proposed new privacy laws which, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically.

In Europe, with respect to the collection and processing of personal data relating to the European Union (“EU”), European Economic Area (“EEA”) and United kingdom (“UK”), we are subject to the EU General Data Protection Regulation (EU GDPR), the UK General Data Protection Regulation (UK GDPR), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (i) the marketing or offering of our goods or services to individuals in the UK and EEA; (ii) the monitoring of their behavior so long as this takes place in the EEA/UK (for example, through cookies and other tracking tools), or (iii) the activities of any establishments we may set up in the UK or any EEA Member State (e.g. branches, subsidiaries or any significant sales representative presence). The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. In this Annual Report on Form 10-K, references to “GDPR” encompasses both the EU GDPR and UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party service providers. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs) and the UK International Data Transfer Agreement or Addendum (UK IDTA) have been put in place, and transfer impact assessments conducted). Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Corporate History

Precipio, Inc. was incorporated in Delaware on March 6, 1997. Our principal office is located at 4 Science Park, New Haven, Connecticut 06511.

Our internet address is www.precipiodx.com. Information found on our website is not incorporated by reference into this report and should not be considered as part of this report. We make available free of charge through our website our SEC filings, including exhibits and amendments to these reports, furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

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

Summary of Risk Factors

●	There is substantial doubt about our ability to continue as a going concern.
●	We may require significant additional financing to sustain our operations and without it we will not be able to continue operations.
●	We may need to raise substantial additional capital to commercialize our diagnostic technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts or force us to restrict or cease operations.
●	We have incurred losses since our inception and may incur losses in the foreseeable future. We cannot be certain that we will achieve or sustain profitability
●	We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.
●	We have been, and may continue to be, subject to costly litigation.
●	Failure to Comply with Insider Trading Regulations and Policies Could Result in Significant Legal and Reputational Consequences.
●	The commercial success of our products, including those we are developing, will depend upon the degree of market acceptance of these products among physicians, patients, health care payers and the medical community and on our ability to successfully market our products.
●	If we cannot compete successfully with our competitors, including new entrants in the market, we may be unable to increase or sustain our revenue or achieve and sustain profitability.
●	We may not be able to develop new products or enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business and operating results.
●	International expansion of our business could expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	Unfavorable U.S. or global economic conditions and conflicts could adversely affect our business, financial condition or results of operations.
●	Global climate change could negatively affect our business.
●	We depend upon a limited number of key personnel, and if we are not able to retain them or recruit additional qualified personnel, the execution of our strategy, management of our business and commercialization of our product candidates could be delayed or negatively impacted.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We currently have limited experience in marketing products. If we are unable to establish marketing and sales capabilities and retain the proper talent to execute on our sales and marketing strategy, we may not be able to generate product revenue.
●	We are subject to stringent and changing laws, regulations and standards, and contractual obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines and sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.
●	Cybersecurity risks could compromise our information and expose us to liability, which may harm our ability to operate effectively and may cause our business and reputation to suffer.
●	Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
●	The testing, manufacturing and marketing of diagnostics entails an inherent risk of product liability and personal injury claims.
●	All of our diagnostic technology development and our clinical services are performed at two laboratories, and in the event either or both of these facilities were to be affected by a termination of the lease or a man-made or natural disaster, our operations could be severely impaired.

●	An impairment in the carrying value of our intangible assets could negatively affect our results of operations.
●	Governmental payers and health care plans have taken steps to control costs.
●	Changes in payer mix could have a material adverse impact on our net sales and profitability.
●	Our laboratories require ongoing CLIA certification and we cannot guarantee that our laboratories will pass all future certification inspections.
●	Our products that we sell as research use only products and/or that we offer as laboratory developed tests could become subject to government regulations requiring marketing authorization, and the marketing authorization and maintenance process for such products may be expensive, time-consuming and uncertain in both timing and outcome.
●	Failure to comply with HIPAA could be costly.
●	Our failure to comply with any applicable government laws and regulations or otherwise respond to claims relating to improper handling, storage or disposal of hazardous chemicals that we use may adversely affect our results of operations.
●	We may become subject to the Anti-Kickback Statute, Stark Law, False Claims Act, Civil Monetary Penalties Law and may be subject to analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.
●	We cannot be certain that measures taken to protect our intellectual property will be effective.
●	The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.
●	The price of our stock may be vulnerable to manipulation.
●	If we cannot continue to satisfy Nasdaq listing maintenance requirements and other rules, our securities may be delisted, which could negatively impact the price of our securities.
●	Increased costs associated with corporate governance compliance may significantly impact our results of operations.
●	We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	The sale or issuance of our common stock to Alliance Global Partners may cause significant dilution and the sale of the shares of common stock acquired by Alliance Global Partners, or the perception that such sales may occur, could cause the price of our common stock to fall.
●	The issuance of our common stock to creditors or litigants may cause significant dilution to our stockholders and cause the price of our common stock to fall.
●	Improper timing of equity awards could result in regulatory scrutiny and reputational harm.

Risks Related to Our Business and Strategy

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. For the year ended December 31, 2024, the Company had a net loss of $4.3 million and net cash provided by operating activities of $0.4 million. As of December 31, 2024, the

Company had an accumulated deficit of $102.4 million and a working capital deficit of $0.8 million. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur net losses through at least the first half of 2025 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

At December 31, 2024, we had a working capital deficit of $0.8 million. For the year ended December 31, 2024, we had an operating cash flow of $0.4 million and a net loss of $4.3 million. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we may need additional funds to continue these operations.

Our primary sources of funds to meet our liquidity and capital requirements include cash on hand, funds generated from operations and funding pursuant to a sales agreement with A.G.P./Alliance Global Partners (“AGP”).

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

The extent we rely on AGP as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from AGP were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $5.8 million under the AGP 2023 Sales Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. From April 14, 2023 through the date the consolidated financial statements were issued, we received approximately $0.1 million in gross proceeds through the AGP 2023 Sales Agreement from the sale of 11,847 shares of common stock. We have approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sales of up to $1,061,478 of shares of our common stock. We have approximately $1.0 million of remaining availability pursuant to this prospectus supplement.

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

As of December 31, 2024, we had cash of $1.4 million and we had a working capital deficit of $0.8 million. Due to our recurring losses from operations and that we may continue to incur losses in the future, we may be required to raise additional capital to complete the development and commercialization of our current product candidates and to pay off our obligations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings. In future periods, when we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unattractive terms.

We have incurred losses since our inception and may incur losses in the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and may incur losses in the future. At December 31, 2024, we had a working capital deficit of $0.8 million. For the year ended December 31, 2024, we had operating cash flow of $0.4 million and a net loss of $4.3 million. For the year ended December 31, 2024, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We may incur substantial net losses through at least the first half of 2025 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.

 We have had several customers who, from time to time, have individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable.

For both the years ended December 31, 2024 and 2023, one customer individually represented 10% or more of our total revenue. We expect to maintain ongoing relationships with our customers, however, the loss of, or significant decrease in demand from, any of our top customers could have a material adverse effect on our business, results of operations and financial condition.

At December 31, 2024, one customer accounted for approximately 29% of our total accounts receivable and at December 31, 2023, one customer accounted for approximately 13% of our total accounts receivable.  The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related credit loss write-offs, could negatively affect our margins and profits. Additionally, the loss of any of our top customers, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales, earnings and cash flows.  Generally, we do not require collateral or other securities to support our accounts receivable and while we are directly affected by the financial condition of our customers, management does not believe significant credit risks exist at December 31, 2024.

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

Failure to Comply with Insider Trading Regulations and Policies Could Result in Significant Legal and Reputational Consequences.

Precipio, Inc. is subject to federal and state securities laws, including regulations prohibiting insider trading. Any failure by our directors, officers, employees, or affiliates to comply with these laws and our internal policies could lead to civil and criminal penalties, regulatory scrutiny, and reputational harm that could negatively impact our business, financial condition, and stockholder value. To mitigate these risks, the Company has implemented a comprehensive Insider Trading Policy, which: prohibits trading in the Company’s securities while in possession of material nonpublic information; restricts trading by directors, executive officers, and designated employees during blackout periods that typically commence 15 days before the end of each fiscal quarter and continue until two full trading days after earnings are publicly disclosed; requires pre-clearance of trades for directors, officers, and certain employees to prevent inadvertent violations; bans hedging, pledging, short sales, and speculative transactions involving the Company’s stock; and establishes procedures for Rule 10b5-1 trading plans to allow compliant trading activity.

Despite these safeguards, there can be no assurance that insider trading violations will not occur. Any breach of these laws or our policy—whether intentional or inadvertent—could lead to regulatory investigations, shareholder litigation, and significant financial and reputational damage to the Company and the individuals involved.

For additional details, refer to our Insider Trading Policy, which is filed as Exhibit 19 to this Form 10-K.

The information required by Item 408(a) regarding insider trading plans is incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days of our fiscal year-end.

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

The medical diagnostic industry is intensely competitive and characterized by rapid technological progress. We face significant competition from competitors ranging in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may allow them to be more effective in deploying related PCR technology in the genetic diagnostic industry. Our closest competitors fall largely into three groups, the first consisting of companies that specialize in oncology and offer directly competing services to our diagnostic services, the second offering their services to oncologists and pathology departments within hospitals, and the third consisting of large commercial companies that offer a wide variety of laboratory tests that range from simple chemistry tests to complex genetic testing. The technologies associated with the molecular diagnostics industry are evolving rapidly and there is intense competition within such industry. Certain molecular diagnostics companies have established technologies that may be competitive to our diagnostic product candidates and any future tests that we develop. Some of these tests may use different approaches or means to obtain diagnostic results, which could be more effective or less expensive than our tests for similar indications. Moreover, these and other future competitors have or may have considerably greater resources than we do in terms of technology, sales, marketing, commercialization and capital resources. These competitors may have substantial advantages over us in terms of research and development expertise, experience in clinical studies, experience in regulatory issues, brand name exposure and expertise in sales and marketing as well as in operating central laboratory services. Many of these organizations have financial, marketing and human resources greater than ours; therefore, there can be no assurance that we can successfully compete with present or potential competitors or that such competition will not have a materially adverse effect on our business, financial position or results of operations.

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

When cleared, authorized or approved, we and our collaborators may market, sell, and distribute our products and services outside of the United States, and our business would be subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

●	multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, reimbursement or payer regimes and other governmental;
●	approvals, permits and licenses;
●	failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our products and services in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property rights throughout the world;
●	difficulties in staffing and managing foreign operations, including repatriating foreign earned profits;
●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
●	difficulties in negotiating favorable reimbursement negotiations with governmental authorities;
●	logistics and regulations associated with shipping samples, including infrastructure conditions and transportation delays;
●	limits in our ability to penetrate international markets if we are not able to conduct our clinical diagnostic services locally;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
●	international regulations and license requirements that may restrict foreign investment in and operation of the internet, IT infrastructure, data centers and other sectors, and international transfers of data;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, and outbreak of disease;
●	boycotts, curtailment of trade and other business restrictions; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977, or FCPA, its books and records provisions, or its anti-bribery provisions or laws similar to the FCPA in other jurisdictions in which we may in the future operate, such as the United Kingdom’s (“UK”) Bribery Act of 2010 and anti-bribery requirements of member states in the European Union (“EU”).

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

On May 12, 2022, we received CE-IVD marking for our HemeScreen® reagents in the EU in accordance with the requirements of the EU IVDD (Directive 98/79/EC). The new EU IVDR (Regulation 2017/746), came into effect on May 26, 2022 and replaced the IVDD. The transitional provisions under the IVDR allow for devices with valid CE marking under the IVDD that were placed on the EU market prior to May 26, 2022 to continue to be placed on the market in the EU until deadlines ranging from December 2027 to December 2029, depending on risk classification, provided the manufacturer complies with post-market surveillance, vigilance, and registration requirements under the IVDR. Our device will need to be re-certified under the IVDR in order to remain on the EU market beyond the deadlines for transition, which will include evaluation by an EU notified body to confirm whether our device meets the general safety and performance requirements under the IVDR. There is no guarantee that our device will be determined to be compliant with such requirements. It should also be appreciated that there currently is a severe shortage of capacity of the EU notified bodies to assess all devices that will require notified body certification under the IVDR. There can be no assurance that our ability to market HemeScreen® reagents in the EU in the future will not be interrupted and this could, in turn, have a negative impact on our business and operating results.

The regulatory framework for medical devices in the UK is likely to evolve now that the UK is no longer part of the EU. Changes to the UK regulations may require additional review of our devices and there is a risk our devices may not be compliant with any revised UK regulations.

Now that the UK has left the EU, the new UK Conformity Assessed (“UKCA”) mark will replace the EU CE mark in Great Britain (“GB”). The EU legal framework remains applicable in Northern Ireland (indeed any products placed on the market in Northern Ireland must be compliant with EU law). EU CE marks will continue to be recognized in GB for in-vitro diagnostic devices that are compliant with the EU IVDD or EU IVDR until June 30, 2030 (except for general in-vitro diagnostic devices where the conformity assessment under the EU IVDD and EU IVDR does not involve a notified body). In addition, all devices must now be registered with the MHRA in order to be placed on the GB market. These new requirements under the UK medical devices legislation and any other changes that are brought into force could result in delays in our ability to obtain a UKCA mark and to continue to market our product in the UK. The UK’s departure from the EU has also impacted customs regulations as well as timing and ease of shipments into the EU from UK.

Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn or increase in inflation rates, or increased U.S. trade tariffs and trade disputes with other countries, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. A weak declining or inflationary economy, or increased U.S. trade tariffs, could also strain our collaborators and suppliers, possibly resulting in supply disruption, or cause delays in their payments to us.

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

Failure to obtain and retain new customers, the loss of existing customers or material contracts, or a reduction in services or tests ordered or specimens submitted by existing customers, or the inability to retain existing and/or create new relationships with health systems could impact our ability to successfully grow its business.

To maintain and grow our business, we need to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, a decrease in demand for our services from existing customers, or the loss of existing contracts, without offsetting growth in its customer base, could impact our ability to successfully grow its business and could have a material adverse effect on our revenues and profitability. Our failure to successfully compete with our competitors could result in the loss of existing customers, an inability to gain new customers, and reduced or stagnant growth of our business.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We operate globally and sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us.  Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community.  In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform referred to as the Taxes Cuts and Jobs Act.  Under current law, a number of such changes to U.S. tax law are set to expire after December 31, 2025. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. Changes to U.S. policy occurred under the Biden administration and have continued at a rapid pace under the Trump Administration in 2025, making further changes likely.  Any such changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation (including in respect of extending the changes from the Taxes Cuts and Jobs Act, which are set to expire and any other potentially forthcoming tax reform), the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We are a small company with 54 full-time employees and 6 part-time employees as of March 1, 2025. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of diagnostic technology. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We have limited experience in marketing our products and services. We intend to continue to develop our in-house marketing capabilities and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain marketing and sales personnel.

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

We are subject to stringent and changing laws, regulations and standards, and contractual obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines and sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to U.S. federal, state, and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. For additional details on our US and EU/UK GDPR compliance obligations, see the “Privacy Laws” sub-section in the Business section of this Annual Report on Form 10-K.

In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, at the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its respective implementing regulations, imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. In addition, certain state laws govern privacy and security of personal information, including health information specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.

In Europe, with respect to the collection and processing of personal data from the UK and EEA, we are subject to stringent data protection obligations under the GDPR and other applicable data protection laws which require significant compliance effort and will increase our costs. These obligations include strict rules on transferring personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including in certain circumstances, the U.S. Any inability to transfer personal data from the UK or EEA to the U.S. or to our service providers outside these regions may impede our operations and may adversely affect our business and financial position. Failure to comply with GDPR obligations could expose us to substantial fines, regulatory scrutiny, private legal claims, and reputational harm. Following the UK’s exit from the EU (Brexit) there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these jurisdictions which present additional risk. The UK has introduced the Data (Use and Access) Bill into its legislative process, which, if enacted, may alter the UK’s data protection regime and potentially threaten its adequacy decision from the European Commission—a development that could complicate cross-border data flows and increase compliance burdens. The uncertainty surrounding future UK data protection laws and their interaction with those of the EEA may add legal risk, operational complexity, and additional cost to our privacy and security compliance programs, potentially requiring us to implement different compliance measures for the UK and EEA.

With respect to the collection and processing of personal data in the UK and EEA, we are subject to stringent data protection obligations under the GDPR and other applicable laws. These include strict rules on transferring personal data outside these jurisdictions to countries, such as the United States, that may not be deemed to provide an adequate level of protection. Any inability to lawfully transfer personal data from the UK or EEA to the United States or our service providers outside these regions could disrupt our operations, increase compliance costs, and adversely affect our business and financial position. Failure to comply with GDPR obligations could expose us to substantial fines, regulatory scrutiny, private legal claims, and reputational harm. Following Brexit, diverging legal frameworks between the UK and the EU present additional risks. The UK has introduced the Data (Use and Access) Bill, which, if enacted, may alter the UK’s data protection regime and potentially threaten its adequacy decision from the European Commission—a development that could complicate cross-border data flows and increase compliance burdens. The uncertainty surrounding future UK data protection laws and their interaction with the EEA framework may add legal risk, operational complexity, and additional costs to our privacy and security compliance programs, potentially requiring different compliance measures for the UK and EEA.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes. Use of this technology presents risks and challenges that could affect our business. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Cybersecurity risks could compromise our information and expose us to liability, which may harm our ability to operate effectively and may cause our business and reputation to suffer.

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, misuse, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential information and personal information about our patients, customers and personnel and rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, data breaches or cybersecurity incidents. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third-parties to prevent or mitigate cybersecurity incidents, data breaches or improper access to, misuse of, or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents, data breaches or other adverse events, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, intentional or inadvertent wrongful conduct by insider employees or vendors, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful ransomware, malware, denial-of-service attacks, social engineering fraud (including phishing attacks) or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes.

Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. We maintain our information technology systems with safeguards designed to protect against cyberattacks including passive intrusion protection, firewalls and virus detection software. However, these safeguards do not ensure that a significant cyberattack could not occur. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyberattacks.

Security incidents, including physical or electronic break-ins, computer viruses, attacks by hackers and similar cybersecurity incidents, and data breaches, can create system disruptions or shutdowns or the unauthorized disclosure of, access to, or misuse of confidential information. If personal information or protected health information is improperly accessed, tampered with, misused or disclosed as a result of a cybersecurity incident or data breach, we may incur significant costs to notify impacted stakeholders (including affected individuals, investors and regulators) and mitigate potential harm to affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential personal information. In addition, a cybersecurity incident, data breach of or other adverse event affecting our information systems could damage our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition and results of operations. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

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

As of December 31, 2024, we had approximately $79 million of federal net operating losses, (“NOLs”). Approximately $28 million of the federal NOLs will expire at various dates beginning in 2036 through 2037 if not utilized, while the remaining amount will have an indefinite life. As of December 31, 2024, we had approximately $2.5 million of state NOLs. The state NOLs expire on various dates. Under current law, federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

Under U.S. federal income tax law, a corporation’s ability to utilize its NOLs to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period, including changes in ownership arising from new issuances of stock. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). Our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Our laboratory and research and development facilities located in New Haven, Connecticut and Omaha, Nebraska house development teams that collaborate on new products and services. The Company’s laboratories in both New Haven, Connecticut and Omaha, Nebraska are CLIA compliant and provide essential blood cancer diagnostics to office-based oncologists in many states nationwide. Despite precautions taken by us, any future natural or man-made disaster at these laboratories, such as a fire, earthquake or terrorist activity, could cause substantial delays in our operations, damage or destroy our equipment and testing samples or cause us to incur additional expenses.

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

Further, if we have to use a substitute laboratory in the event our facilities are shut down, we could only use another facility with established state licensure and accreditation under CLIA. We may not be able to find another CLIA-certified facility and comply with applicable procedures, or find any such laboratory that would be willing to perform the tests for us on commercially reasonable terms. Additionally, any new laboratory opened by us would be subject to recertification under CLIA and licensure by various states, which would take a significant amount of time and result in delays in our ability to continue our operations.

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

The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes to CLIA or regulations (or interpretation of the law or regulations) could have a material adverse effect on us.

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

Additionally, our CLIA laboratory offers testing utilizing our laboratory-developed tests (LDTs). Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the FDA’s requirements for medical devices, such as the FDA’s requirements pertaining to marketing authorization, establishment registration, device listing, the Quality System Regulation, and other post-market controls. However, at various points in recent years, the FDA has stated it intends to end its policy of enforcement discretion and to actively regulate LDTs.

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

HIPAA and associated regulations protect the privacy and security of certain patient health information and establish standards for electronic health care transactions in the United States. These privacy regulations establish federal standards regarding the uses and disclosures of protected health information. Our laboratories are subject to HIPAA and its associated regulations. If we fail to comply with these laws and regulations we could suffer civil and criminal penalties, fines, exclusion from participation in governmental health care programs and the loss of various licenses, certificates and authorizations necessary to operate our patient testing business. We could also incur liabilities from third party claims. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation of HIPAA.

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

There are several federal laws addressing fraud and abuse that apply to businesses that receive reimbursement from a federal health care program. There are also a number of similar state laws covering fraud and abuse with respect to, for example, private payers, self-pay and insurance. Currently, we receive a substantial percentage of our revenue from private payers and from Medicare. Accordingly, our business is subject to federal fraud and abuse laws, such as the Anti- Kickback Statute, the Stark Law, the False Claims Act, the Civil Monetary Penalties Law and other similar laws. Moreover, we are already subject to similar state laws. We believe we have operated, and intend to continue to operate, our business in compliance with these laws. However, these laws are subject to modification and changes in interpretation, and are enforced by authorities vested with broad discretion. Federal and state enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. We continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to restructure our affected operations to maintain compliance with applicable law. There can be no assurances that any such restructuring will be possible or, if possible, would not have a material adverse effect on our results of operations, financial position, or cash flows.

Anti-Kickback Statute

A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. The PPACA amended the intent requirement of the Anti-Kickback Statute such that a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate the statute. Further, the PPACA now provides that claims submitted in violation of the Anti-Kickback Statute constitute false or fraudulent claims for purposes of the federal False Claims Act (“FCA”), including the failure to timely return an overpayment. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil monetary penalties. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid program. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payer, including commercial payers and self-pay patients.

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

We rely upon patents, trade secrets, copyrights and trademarks, as well as non-disclosure agreements and other contractual confidentiality provisions to protect our confidential and proprietary information for which we are not seeking patent protection for various reasons. Such measures, however, may not provide adequate protection for our trade secrets or other proprietary information. If such measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced. Our intellectual property portfolio with respect to certain aspects of our technology and product candidates is at an early stage. We own pending patent applications in the United States and Europe directed to our HemeScreen test.  We cannot be certain that these pending applications will issue as patents.

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

In addition to the protection afforded by patents, we rely upon trade secret protection, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our contractors, collaborators, scientific advisors, employees and consultants and invention assignment agreements with our consultants and employees. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights under these agreements may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements despite the existence of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the contractors, collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets. Enforcing a claim against a third party that illegally obtained and is using our trade secrets, like patent litigation, is expensive and time- consuming and the outcome is unpredictable.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time- consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

As is the case with other diagnostic companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the diagnostic industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. In addition, the case Amgen Inc. v. Sanofi affects the way antibody claims are examined and litigated. We cannot predict how future decisions by the courts, the Congress or the USPTO may impact the value of our patents.

In addition, a European Unified Patent Court (UPC) came into force in June 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. If our pending European patent application issues, and if we obtain other such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our pending European patent application and future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

Although we try to ensure that our employees and consultants do not use the proprietary information or know- how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We believe our common stock has been the subject of significant short-selling by certain market participants. Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement.

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

As a public company, we incur significant legal, accounting, and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, and Nasdaq. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations, and as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology stocks, such as ours, have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

From April 14, 2023 through the date of issuance of this Report on From 10-K, we received $0.1 million in gross proceeds through the AGP 2023 Sales Agreement from the sale of 11,847 shares of Common Stock. The Company has an additional $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sales of up to $1,061,478 of shares of our common stock. We have approximately $1.0 million of remaining availability pursuant to this prospectus supplement.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of December 31, 2024, approximately 444,444 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 303,932 shares of our common stock were reserved for issuance upon exercise of outstanding stock options. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Improper timing of equity awards could result in regulatory scrutiny and reputational harm.

We grant stock options and other equity-based awards to executives and employees as part of our compensation program. The timing of these grants is subject to SEC disclosure rules under Item 402(x), which require transparency regarding whether awards are made in proximity to the release of material nonpublic information. While we maintain policies to ensure that equity grants are not made during blackout periods or near material announcements, there can be no assurance that all grants will be perceived as free from opportunistic timing concerns. If the timing of option grants were ever questioned by regulators, investors, or other stakeholders, we could face SEC or other regulatory scrutiny, leading to potential enforcement actions; shareholder litigation alleging improper stock option practices and reputational damage, which could negatively impact investor confidence and stock performance. To mitigate these risks, we have adopted strict governance procedures, requiring that equity grants be (i) approved by the Compensation Committee on pre-scheduled dates (ii) will not be issued four trading days before or after material disclosures and be subject to internal review to ensure compliance with SEC regulations. Despite these safeguards, if regulatory agencies or investors perceive equity awards as improperly timed, the Company’s financial condition and stockholder value could be negatively affected.

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

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in- licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
●	a requirement that special meetings of stockholders be called only by the chairman of the board, board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, or our chief executive officer;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than a majority of the shares then entitled to vote generally for the election of directors; and
●	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

Item 2. Properties

We currently lease approximately 11,382 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under leases expiring in February 2030 with annual rental payments between $0.3 million and $0.4 million. We also lease approximately 5,300 square feet of laboratory space in Omaha, Nebraska, which we occupy under a lease expiring in May 2025 with annual rental payments of less than $0.1 million and we are currently evaluating our options for renewal of this space. We believe that these facilities are adequate to meet our current and planned needs. We believe that if additional space is needed in the future, we could find alternate space at competitive market rates as needed.

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

The outcome of legal proceedings and claims brought against us are subject to significant uncertainty. If one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our financial statements for such reporting period could be materially and adversely affected. In general, the resolution of a legal matter resolved against us, could also prevent us from offering our services or products to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.

From time to time, the Company is involved in legal proceedings related to matters, which are incidental to our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, but, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

We are currently involved in a legal proceeding brought by a former employee before the court in San Antonio, Texas alleging unfair dismissal where the former employee seeks monetary damages. We dispute these allegations and intend to defend ourselves vigorously. While the outcome remains uncertain, management does not currently expect the case to have a material impact on its financial results.

For a fulsome discussion of legal proceedings, see Note 8 – “Commitment and Contingencies” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This discussion is incorporated herein by reference.

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

Holders.   At March 24, 2025, there were 1,504,312 shares of our common stock outstanding and approximately 34 holders of record.

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

Issuer Purchases of Equity Securities.  We made no purchases of our common stock during the year ended December 31, 2024. Therefore, tabular disclosure is not presented.

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

Overview

We are a healthcare biotechnology company focused on cancer diagnostics.  Our business mission is to address the pervasive problem of cancer misdiagnoses by developing solutions in the form of diagnostic products and services.

Our products and services aim to deliver higher accuracy, improved laboratory workflow, and ultimately better patient outcomes, which reduce healthcare expenses. We develop innovative technologies in our laboratory where we design, test, validate, and use these products clinically. We believe these technologies improve diagnostic outcomes across various diseases within the hematologic field. We then commercialize these technologies as proprietary products that serve the global laboratory community in furtherance of our mission to eliminate or greatly reduce the prevalence of misdiagnoses. To deliver our strategy, we have structured our organization to develop diagnostic products, including our laboratory and research and development (“R&D”) facilities located in New Haven, Connecticut and Omaha, Nebraska, respectively, which house teams that collaborate on the development of new products and services. We operate Clinical Laboratory Improvement Amendments (“CLIA”) compliant laboratories in both New Haven, Connecticut and Omaha, Nebraska, from which we provide essential blood cancer diagnostics to oncologists nationwide. To deliver on our strategy of mitigating misdiagnoses, we rely heavily on our CLIA laboratories to support R&D beta-testing of the products we develop, in a clinical environment.

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

Furthermore, as a clinical laboratory, we are always the first user of every product we develop, which allows us to optimize important laboratory functions such as workflow, inventory management, regulatory and billing issues. As a vendor, this enables us to serve as a reputable user of our own products, and we believe this provides us with significant credibility with existing and prospective customers. Furthermore, because we use our products as part of our day-to-day operations, we can deliver a high level of hands-on, expert support to customers, improving their experience with our products.

Our Products Division commercial team generates direct sales and works with our key distributors. Global healthcare distributors, such as ThermoFisher, McKesson, Medline and Cardinal Health, have partnered with us to form the backbone of our go-to-market strategy and enable us to access laboratories around the country that can benefit from using our diagnostic products.

Our operating structure promotes the harnessing of our proprietary technology and genetic diagnostic expertise to bring to market our robust pipeline of innovative solutions designed to address the root causes of misdiagnoses.

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and has used cash in its operating activities for the past several years. For the year ended December 31, 2024, we had a net loss of $4.3 million and net cash provided by operating activities of $0.4 million. As of December 31, 2024, we had an accumulated deficit of $102.4 million and a working capital deficit of $0.8 million. Our ability to continue as a going concern over the next twelve months from the date the consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed,  to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet our current and future obligations we have taken the following steps to capitalize the business and successfully achieve our business plan:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock (the “April 2024 Prospectus Supplement”). As of the date the consolidated financial statements were issued, the Company has approximately $3.7 million

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

Results of Operations for the Years Ended December 31, 2024 and 2023

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Change
	2024	2023	$	%
Service revenue, net, less allowance for credit loss	$15,921	$12,178	$3,743	31%
Product revenue	2,611	3,019	(408)	(14)%
Net Sales	$18,532	$15,197	$3,335	22%

Net sales for the year ended December 31, 2024 were $18.5 million, an increase of $3.3 million, as compared to the same period in 2023. During the year ended December 31, 2024, patient diagnostic service revenue increased $3.7 million as compared to the same period in 2023. This increase was due to a greater number of cases processed in the current year period. We processed 11,894 cases during the year ended December 31, 2024 as compared to 6,765 cases during the same period in 2023, or a 76% increase in cases.  The benefit of the increase in cases billed during the full year ended December 31, 2024 as compared to the full year ended December 31, 2023 was partially offset by a lower average price per case during the current year as a result of a different product mix. Product revenue decreased by $0.4 million for the year ended December 31, 2024 as compared to the same period in 2023.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $1.8 million for the year ended December 31, 2024 as compared to the same period in 2023. The majority of the increase related to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the increase in the number of cases processed, as discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Margin %
	2024	2023	2024	2023
Gross Profit	$7,559	$6,018	41%	40%

Gross margin was 41% and 40% of total net sales, for the years ended December 31, 2024 and 2023, respectively, and the gross profit was approximately $7.6 million and $6.0 million during the years ended December 31, 2024 and 2023, respectively. The gross profit increased during the year ended December 31, 2024, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock based compensation costs and depreciation and amortization. Our operating expenses decreased by

$1.9 million to $11.8 million for the year ended December 31, 2024 as compared to $13.6 million for the year ended December 31, 2023. The decrease included decreases from: (1) a decrease of $1.5 million in sales and marketing expenses due mainly to a decrease in personnel costs of $1.2 million as a result of a lower headcount and a decrease of $0.3 million in other costs, (2) a decrease of $0.4 million in research and development expenses mainly related to a decrease of $0.1 million in operating supplies, a decrease of $0.1 million in personnel costs and a decrease of $0.2 million in other costs, and (3) a decrease of $0.1 million in stock-based compensation expenses. General and administrative expenses for the year ended December 31, 2024 increased by $0.1 million as compared to the year ended December 31, 2023.

Other (Expense) Income. We recorded net other expense of $0.1 million for the year ended December 31, 2024 which was related to net interest expense. For the year ended December 31, 2023, we recorded net other income of $1.8 million which was related to $1.7 million of income from the write-off of certain liabilities and $0.1 million of income related to a gain on the dissolution of joint venture. These were partially offset by less than $0.1 million of interest expense.

Liquidity and Capital Resources

Our working capital positions at December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023	Change
Current assets (including cash of $1,389 and $1,502 respectively)	$3,451	$3,682	$(231)
Current liabilities	4,271	3,141	1,130
Working capital	$(820)	$541	$(1,361)

To date, we have incurred significant net losses and have funded our operations primarily through cash generated from operations, the issuance of convertible debt and the issuance of shares of our common stock.

During the year ended December 31, 2024 we received $0.3 million in proceeds from debt issuance and net proceeds of $0.1 million from sale of 11,822 shares of our common stock through at the market offerings. The Company has approximately $3.7 million available for future sales pursuant to the AGP 2023 Sales Agreement which includes approximately $1.0 million of remaining availability pursuant to the April 2024 Prospectus Supplement.

Analysis of Cash Flows - Years Ended December 31, 2024 and 2023

The following table summarizes our net cash flow activity (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$439	$(3,559)	$3,998
Net cash used in investing activities	(223)	(126)	(97)
Net cash (used in) provided by financing activities	(329)	1,742	(2,071)
Net change in cash	$(113)	$(1,943)	$1,830

Net Change in Cash. Cash decreased by $0.1 million and $1.9 million during the years ended December 31, 2024 and 2023, respectively.

Cash Flows Provided by (Used in) Operating Activities. The cash flows provided by operating activities of $0.4 million during the year ended December 31, 2024 included a decrease in accounts receivables of $0.4 million, a decrease in other assets of $0.3 million, an increase in accrued expenses of $1.0 million, an increase in deferred revenue of $0.1 million and non-cash adjustments of $3.4 million. The non-cash adjustments included $0.1 million for the change in provision for credit losses. We routinely provide a reserve for credit losses accounts as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $3.3 million include, among other things, depreciation and amortization, the value of stock issued in payment of services, gain on write-off of liabilities and stock-based compensation. These were partially offset by a net loss of $4.3 million, an increase in inventories of $0.3 million, and a decrease in operating lease liabilities of $0.2 million. The cash flows used in operating activities of $3.6 million during the year ended December 31, 2023 included a net loss of $5.8 million, an increase in accounts receivables of $0.5 million, a decrease in accounts payable of $0.2 million and a decrease in operating lease liabilities of $0.2 million. These were partially offset by a decrease in inventories of $0.3 million, a decrease in other assets of $0.4 million, an increase in accrued expenses of $0.7 million and non-cash adjustments of $1.7 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.2 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively, resulting from purchases of property and equipment.

Cash Flows (Used in) Provided by Financing Activities. Cash flows used in financing activities totaled $0.3 million for the year ended December 31, 2024, which included payments on our long-term debt and finance lease obligations of $0.6 million partially offset by $0.2 million of proceeds from debt and $0.1 million of proceeds from the issuance of common stock. Cash flows provided by financing activities totaled $1.7 million for the year ended December 31, 2023, which included $2.2 million of proceeds from the issuance of common stock partially offset by payments on our long-term debt and finance lease obligations of $0.5 million.

At each of December 31, 2024 and December 31, 2023, other than certain purchase commitments, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business. See Note 8 – “Commitments and Contingencies” to our consolidated financial statements appearing elsewhere in this report for further discussion.

Contractual Obligations and Commitments

At December 31, 2024, our contractual obligations and other commitments were as follows:

	Payments Due By Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(1)	$413	$326	$70	$17	$—
Finance lease obligations(2)	589	172	240	104	73
Operating lease obligations(2)	438	224	214	—	—
Purchase obligations(3)	3,116	2,168	316	316	316
	$4,556	$2,890	$840	$437	$389
(1)	Total payments include $383,000 in principal and $30,000 in interest. See Note 5 - "Long-Term Debt" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(2)	See Note 7 - "Leases" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(3)	These amounts represent purchase commitments, including all open purchase orders See Note 8 – “Commitments and Contingencies” to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. Under the new guidance an entity is required to disclose the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires that an entity that has a single reportable segment provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280. The ASU does not change how operating segments are identified or, when applicable, aggregated. The Company adopted this standard for fiscal year 2024 and such adoption did not have a material impact on our consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures (ASU 2024-03”). This update requires entities to disaggregate operating expenses into specific categories, such as purchases of inventory, compensation, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.

Other Developments

Change Healthcare

Change Healthcare (“CHC”), a subsidiary of UnitedHealth Group, suffered a cybersecurity breach in February 2024 which resulted in the temporary shut-down of some of its systems. Precipio uses CHC to process its billings for pathology services. Thus, when CHC shut down its business operations our pathology billings were halted. Our ability to process billings, accept payer remittances, process medical and billing benefit notices, bill secondary insurers, as well as patients, and communicate with commercial payers was severely impacted. Starting shortly after the breach, we redirected a significant amount of our internal resources to internally handle the billing services that CHC was no longer delivering. This resulted in billing and cash reimbursement delays during the year ended December 31, 2024.

Along with the delays in billing and cash reimbursements, we incurred approximately $0.3 million of expense during the year ended December 31, 2024, as we incurred lost collections and used alternative methods for claims processing. CHC established a Temporary Funding Assistance Program to help bridge the gap in short-term cash flow needs for its customers affected by the disruption of its services due to the cyberattack. On October 28, 2024, the Company received a notice from CHC stating that they had restored the connectivity of their systems. During the year ended December 31, 2024, we received approximately $1.1 million from CHC through this program. See Note 6 – “Accrued Expenses and Other Current Liabilities” for further discussion.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods, labor, or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the years ended December 31, 2024 and 2023. We cannot assure you, however, that we will be able to increase the prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Precipio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precipio, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations,  stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Description of Matter

As described in Note 2 to the financial statements, the Company records its service revenues from diagnostic testing net of contractual and collection allowances that are estimated based on historical trends and anticipated reimbursement from third party payers. As of December 31, 2024, the Company recognized gross revenue of approximately $41.8 million along with contractual allowances of approximately $23.2 million and collection allowances of approximately $0.04 million. The net revenue figure of approximately $18.5 million is recorded as net sales on the consolidated statements of operations.

The principal considerations for our determination that performing procedures over revenue recognition relating to the service revenue is a critical audit matter are based on the significant judgments by management in estimating the amount to be recognized as revenue as well as the effort and complexity in assessing audit evidence in performing procedures to evaluate the amount recognized. The calculation involves estimating adjustments to gross revenue based upon sales mix and third-party contractual terms, such as Medicare rates or variations of Medicare rates.

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

New Haven, CT

March 27, 2025

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(Dollars in thousands, except share data)

	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$1,389	$1,502
Accounts receivable (net of allowance for credit losses of $995 and $2,572, respectively)	799	1,301
Inventories	724	384
Other current assets	539	495
Total current assets	3,451	3,682

PROPERTY AND EQUIPMENT, NET	719	739

OTHER ASSETS:
Finance lease right-of-use assets, net	517	174
Operating lease right-of-use assets, net	395	612
Intangibles, net	11,869	12,818
Other assets	45	76
Total assets	$16,996	$18,101
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$297	$235
Current maturities of finance lease liabilities	124	132
Current maturities of operating lease liabilities	201	218
Accounts payable	618	622
Accrued expenses	2,799	1,824
Deferred revenue	232	110
Total current liabilities	4,271	3,141
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	77	106
Finance lease liabilities, less current maturities	348	18
Operating lease liabilities, less current maturities	206	407
Total liabilities	4,902	3,672
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at December 31, 2024 and December 31, 2023, 47 shares issued and outstanding at December 31, 2024 and December 31, 2023, liquidation preference of $33 at December 31, 2024	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2024 and December 31, 2023, 1,493,639 and 1,420,125 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	15	14
Additional paid-in capital	114,519	112,565
Accumulated deficit	(102,440)	(98,150)
Total stockholders’ equity	12,094	14,429
Total liabilities and stockholders’ equity	$16,996	$18,101

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023
SALES:
Service revenue, net	$15,965	$12,396
Product revenue	2,611	3,019
Revenue, net of contractual allowances and adjustments	18,576	15,415
Adjustment for allowance for credit losses	(44)	(218)
Net sales	18,532	15,197
COST OF SALES:
Cost of service revenue	9,643	8,099
Cost of product revenue	1,330	1,080
Total cost of sales	10,973	9,179
Gross profit	7,559	6,018
OPERATING EXPENSES:
Operating expenses	11,775	13,638
OPERATING LOSS	(4,216)	(7,620)
OTHER EXPENSE:
Interest expense, net	(74)	(18)
Gain on write-off of liability	–	1,720
Other income	–	65
Total other expense	(74)	1,767
LOSS BEFORE INCOME TAXES	(4,290)	(5,853)
INCOME TAX EXPENSE	–	—
NET LOSS	$(4,290)	$(5,853)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(2.93)	$(4.51)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,465,518	1,297,851

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional			Noncontrolling
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total	Interest in
	Shares	Value	Shares (1)	Value (1)	Capital (1)	Deficit	Precipio, Inc.	Joint Venture	Total
Balance, January 1, 2023	47	$—	1,141,013	$11	$108,588	$(92,297)	$16,302	$65	$16,367
Net loss	—	—	—	—	—	(5,853)	(5,853)	—	(5,853)
Gain on dissolution of joint venture	—	—	—	—	—	—	—	(65)	(65)
Issuance of common stock in connection with purchase agreements	—	—	206,250	2	1,758	—	1,760	—	1,760
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	30,852	1	484	—	485	—	485
Proceeds upon issuance of common stock from exercise of warrants	—	—	15,972	—	—	—	—	—	—
Issuance of common stock for Board fees and consulting services	—	—	23,598	—	177	—	177	—	177
Non-cash stock-based compensation in connection with stock options	—	—	—	—	1,542	—	1,542	—	1,542
Non-cash stock-based compensation in connection with restricted stock awards	—	—	2,492	—	16	—	16	—	16
Payment of fractional common shares in conjunction with reverse stock split	—	—	(52)	—	—	—	—	—	—
Balance, December 31, 2023	47	$—	1,420,125	$14	$112,565	$(98,150)	$14,429	$—	$14,429
Net loss	—	—	—	—	—	(4,290)	(4,290)	—	(4,290)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	11,822	—	78	—	78	—	78
Issuance of common stock for Board fees and consulting services	—	—	61,692	1	385	—	386	—	386
Non-cash stock-based compensation in connection with stock options	—	—	—	—	1,491	—	1,491	—	1,491
Balance, December 31, 2024	47	$—	1,493,639	$15	$114,519	$(102,440)	$12,094	$—	$12,094

(1) The common stock and additional paid-in capital for all periods presented reflect the one-for-twenty reverse stock split, which was effected on September 21, 2023.

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

(Dollars in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,290)	$(5,853)

Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,199	1,225
Amortization of operating lease right-of-use asset	217	209
Amortization of finance lease right-of-use asset	97	83
Amortization of deferred financing costs, debt discounts and debt premiums	3	3
Gain on dissolution of joint venture	—	(65)
Gain on write-off of liabilities	—	(1,720)
Stock-based compensation	1,491	1,558
Value of stock issued in payment of Board fees and consulting services	386	177
Provision for credit losses	64	218
Derecognition of finance lease right-of-use asset	2	—
Changes in operating assets and liabilities:
Accounts receivable	438	(483)
Inventories	(340)	324
Other assets	303	451
Accounts payable	(10)	(169)
Operating lease liabilities	(218)	(206)
Deferred revenue	122	(9)
Accrued expenses	975	698
Net cash provided by (used in) operating activities	439	(3,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(223)	(126)
Net cash used in investing activities	(223)	(126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(92)	(80)
Deposits on finance lease right-of-use assets	(28)	—
Issuance of common stock, net of issuance costs	78	2,245
Proceeds from debt	250	—
Principal payments on long-term debt	(537)	(423)
Net cash flows (used in) provided by financing activities	(329)	1,742
NET CHANGE IN CASH	(113)	(1,943)
CASH AT BEGINNING OF PERIOD	1,502	3,445
CASH AT END OF PERIOD	$1,389	$1,502

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the Years Ended December 31, 2024 and 2023

(Dollars in thousands)

	Year Ended December 31,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$85	$42

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	6	11
Prepaid insurance financed with loan	317	372
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	58
Finance lease right-of-use assets obtained in exchange for finance lease obligations	414	—

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Our Products Division commercial team generates direct sales and works with our key distributors. Global healthcare distributors, such as ThermoFisher, McKesson, Medline and Cardinal Health, have partnered with us to form the backbone of our go-to-market strategy and enable us to access laboratories around the country that can benefit from using our diagnostic products.

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

Going Concern.

The consolidated financial statements have been prepared using GAAP applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the year ended December 31, 2024, the Company had a net loss of $4.3 million and net cash provided by operating activities of $0.4 million. As of December 31, 2024, the Company had an accumulated deficit of $102.4 million and a working capital deficit of $0.8 million. The Company’s ability to continue as a going concern, over the next twelve months from the date of issuance of these consolidated financial statements in this Annual Report on Form 10-K, is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed,  to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan:

●	On April 14, 2023, the Company entered into a sales agreement with AGP, pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock (the “April 2024 Prospectus Supplement”). As of the date the consolidated financial statements were issued, the Company has approximately $3.7 million available for future sales pursuant to the 2023 Registration Statement, which includes approximately $1.0 million of remaining availability pursuant to the April 2024 Prospectus Supplement. See Note 10 – “Stockholders’ Equity”, AGP 2023 Sales Agreement, for further discussion.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these consolidated financial statements were issued. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized above in order to continue as a going concern over the next twelve months from the date of issuance of this Annual Report Form 10-K. The accompanying financial statements have been prepared assuming the Company will continue as a going concern over the next twelve months from the date of issuance of this Annual Report Form 10-K.

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

Fair Value.

Unless otherwise specified, book value approximates fair value. Our common stock warrant liabilities are recorded at fair value. See Note 11 – “Fair Value” for additional information.

Other Current Assets.

Other current assets of $0.5 million as of December 31, 2024 include prepaid insurance of approximately $0.3 million and prepaid and other assets of $0.2 million. Other current assets of $0.5 million as of December 31, 2023 include prepaid insurance of $0.3 million and prepaid and other assets of $0.2 million.

Concentrations of Risk.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed Federal Deposit Insurance Corporation insured limits of up to $250,000 per depositor per financial institution. We have not experienced any losses on such accounts as of December 31, 2024.

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

Inventories.

Inventories consist of laboratory supplies and are valued at cost (determined on an average cost basis, which approximates the first-in, first-out method) or net realizable value, whichever is lower. We evaluate inventory for items that are slow moving or obsolete and record an appropriate reserve for obsolescence if needed. The allowance for slow moving or obsolete inventory was zero at December 31, 2024 and 2023, respectively.

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

Intangible Assets.

We review our amortizable long-lived assets for impairment annually or whenever events indicate that the carrying amount of the asset (group) may not be recoverable. An impairment loss may be needed if the sum of the future undiscounted cash flows is less than the carrying amount of the asset (group). The amount of the loss would be determined by comparing the fair value of the asset to the carrying amount of the asset (group). There were no impairment charges on our amortizable long-lived assets during the years ended December 31, 2024 and 2023.

Debt Issuance Costs

Debt issuance costs are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs are presented as a reduction of the related debt in the accompanying balance sheets. The amortization expense recorded was less than $0.1 million for the years ended December 31, 2024 and 2023, respectively. See Note 5 – “Long Term Debt” for further discussion.

Stock-Based Compensation.

All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Unvested awards as of December 31, 2024 had vesting periods of up to four years from the date of grant. No awards outstanding at December 31, 2024 and 2023, respectively, are subject to performance vesting conditions or market-based vesting.

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

Presentation of Insurance Claims and Related Insurance Recoveries.

The Company accounts for its insurance claims and related insurance recoveries at their gross values as standards for health care entities do not allow the Company to net insurance recoveries against the related claim liabilities. There were no insurance claims or insurance recoveries recorded during the years ended December 31, 2024 and 2023.

Advertising Costs.

Advertising costs are expensed as incurred and are included in operating expenses on the consolidated statements of operations.  Advertising costs charged to operations totaled approximately $0.1 million in 2024 and 2023, respectively.

Research and Development Costs.

All costs associated with internal research and development are expensed as incurred. These costs include salaries and employee related expenses, operating supplies and facility-related expenses. Research and development costs charged to operations totaled $1.3 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.

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

A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2024 and 2023, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of, or changes in tax laws, regulations and interpretations thereof as well as other factors. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the accompanying consolidated statements of operations, of which there was none for the years ended December 31, 2024 and 2023.

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

We determined that we hold a variable interest in the Joint Venture, have the power to make significant operational decisions on behalf of the VIE and also have the obligation to absorb the majority of the losses from the VIE.  As such we have also determined that we are the primary beneficiary of the VIE. The Joint Venture was dissolved on November 1, 2023 with an effective date of December 31, 2022.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 754,251 and 698,154 shares of our common stock have been excluded from the computation of diluted loss per share at December 31, 2024 and 2023, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	December 31,
	2024	2023
Stock options	303,932	232,744
Warrants	444,444	459,535
Preferred stock	5,875	5,875
Total	754,251	698,154

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. Under the new guidance an entity is required to disclose the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires that an entity that has a single reportable segment provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280. The ASU does not change how operating segments are identified or, when applicable, aggregated. The Company adopted this standard for fiscal year 2024 and such adoption did not have a material impact on our consolidated financial statements. Refer to Note 14 Segment Reporting.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures (ASU 2024-03”). This update requires entities to disaggregate operating expenses into specific categories, such as purchases of inventory, compensation, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.

3. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2024 and 2023 is as follows:

	2024	2023
Furniture and fixtures and leasehold improvements	$34	$24
Laboratory equipment	1,017	965
Computer equipment and laboratory software	1,209	1,097
Construction in process	86	30
	2,346	2,116
Less—accumulated depreciation and amortization	(1,627)	(1,377)
Total	$719	$739

Depreciation expense was approximately $0.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

4. INTANGIBLES

Intangible assets consist of the following:

	Dollars in Thousands
	December 31, 2024
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$7,121	$11,869

	Dollars in Thousands
	December 31, 2023
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$6,172	$12,818

Estimated Useful Life
Technology	20	years

Amortization expense for intangible assets was $1.0 million during the years ended December 31, 2024 and 2023, respectively. Amortization expense for intangible assets is expected to be $1.0 million for each of the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	December 31, 2024	December 31, 2023
Connecticut Department of Economic and Community Development (DECD)	$115	$146
DECD debt issuance costs	(9)	(12)
Financed insurance loan	177	207
Business loan agreement	91	—
Total long-term debt	374	341
Current portion of long-term debt	(297)	(235)
Long-term debt, net of current maturities	$77	$106

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

Debt issuance costs associated with the DECD 2018 Loan were approximately $31,000. Amortization of the debt issuance cost was approximately $3,000 and $3,000 for the years ended December 31, 2024 and 2023, respectively. Net debt issuance costs were approximately $9,000 and $12,000 at December 31, 2024 and 2023, respectively, and are presented as a reduction of the related debt in the accompanying consolidated balance sheets. Amortization for each of the next three years is expected to be approximately $3,000.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”).  In July 2024, the Company financed $0.3 million with a 9.99% interest rate and is obligated to make payments on a monthly basis through June 2025. In July 2023, the Company financed $0.4 million with a 9.99% interest rate, which was paid off in June 2024. As of December 31, 2024 and 2023, the Financed Insurance Loan’s outstanding balance of $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

Business Loan Agreement.

On May 1, 2024, the Company entered into a Business Loan and Security Agreement (the “Loan Agreement”) with Altbanq Lending LLC, pursuant to which the Company obtained a loan in the principal amount of $250,000 (the “Secured Loan”). According to the Loan Agreement, the Company granted the lender a continuing security interest in certain collateral (as defined in the Loan Agreement). Furthermore, the Company’s Chief Executive Officer provided a personal guaranty for the Secured Loan. The Secured Loan has a term of one year and an interest rate of 20%, such that pursuant to the Loan Agreement, the Company is obligated to pay the Lender fifty-two payments of $5,769 on a weekly basis and the total sum of the Secured Loan and interest (not including any fees) shall equal a total repayment amount of $300,000. If the Company defaults on payments then a default fee of $15,000 shall be payable to the lender.

The Company has the right, at its discretion, to request the lender to loan an additional amount of up to $250,000 on the same terms and conditions as set forth in the Loan Agreement, provided that there has been no material change in the Company’s finances.

As of December 31, 2024 and December 31, 2023, the outstanding balance of $0.1 million and zero, respectively, under the Loan Agreement, was included in current maturities of long-term debt in the Company’s consolidated balance sheets.

The aggregate future maturities required on gross long-term debt at December 31, 2024 are as follows:

	2025	2026	2027	2028	Total
DECD loan	$32	$33	$34	$16	$115
Financed insurance loan	177	—	—	—	177
Business loan agreement	91	—	—	—	91
	$300	$33	$34	$16	$383

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

Accrued expenses at December 31, 2024 and 2023 are as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Accrued expenses	$595	$764
Accrued compensation	955	754
Accrued franchise, property and sales and use taxes	173	287
CHC temporary funding assistance	1,057	—
Accrued interest	19	19
	$2,799	$1,824

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

During the year ended December 31, 2024, the Company received approximately $1.1 million through CHC’s Temporary Assistance Program. On October 28, 2024, the Company received a notice from CHC stating that they have restored the connectivity of their systems and are requesting repayment of the funds the Company received through the Temporary Assistance Program. The repayment date contained in the notice is January 2, 2025. The Company has been in correspondence with CHC and anticipates negotiating a repayment plan that will enable the Company to meet its obligations to CHC while continuing to support its ongoing operational needs with minimal disruption. From January 1, 2025 through the date of issuance of this Annual Report on Form 10-K we have made approximately $0.1 million in repayments to CHC.

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

The Company also recognizes ROU assets from finance leases in connection with its HSRR program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the consolidated statements of operations. There were no derecognized finance lease ROU assets related to the HSSR program for the years ended December 31, 2024 and 2023. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was $0.1 million as of December 31, 2024 and 2023, respectively, and is included in other current assets and other assets in our consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	December 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets, net	$395	$612
Finance lease right-of-use assets, net (1)	517	174
Total lease assets	$912	$786

Liabilities:
Current:
Current maturities of operating lease liabilities	$201	$218
Current maturities of finance lease liabilities	124	132
Noncurrent:
Operating lease liabilities, less current maturities	206	407
Finance lease liabilities, less current maturities	348	18
Total lease liabilities	$879	$775

(1)As of December 31, 2024 and 2023, finance lease right-of-use assets included zero, respectively, of assets related to finance leases associated with the HSRR program.

As of December 31, 2024, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	December 31,	December 31,	December 31,
	2024	2024	2024
2025	$224	$171	$395
2026	214	133	347
2027	—	107	107
2028	—	67	67
2029	—	38	38
Thereafter	—	73	73
Total lease obligations	438	589	1,027
Less: Amount representing interest	(31)	(117)	(148)
Present value of net minimum lease obligations	407	472	879
Less, current portion	(201)	(124)	(325)
Long term portion	$206	$348	$554

Other information as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	1.9	2.8
Finance leases	4.4	2.0
Weighted-average discount rate:
Operating leases	8.00%	8.00%
Finance leases	11.20%	10.63%

During the years ended December 31, 2024 and 2023, operating cash flows from operating leases were $0.2 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities were zero and $0.1 million, respectively.

Operating Lease Costs

Operating lease costs were $0.2 million and $0.3 million during the years ended December 31, 2024 and 2023, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the years ended December 31, 2024 and 2023, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the consolidated statements of operations for the years ended December 31, 2024 and 2023. The balances within these accounts are approximately $0.1 million, respectively.

8. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started run through 2031. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are as follows:

Years ending December 31,	(dollars in thousands)
2025	$2,168
2026	158
2027	158
2028	158
2029	158
Thereafter	316
$3,116

LITIGATIONS

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheets at December 31, 2024 and 2023.

The Company is currently involved in a legal proceeding brought by a former employee before the court in San Antonio, Texas alleging unfair dismissal where the former employee seeks monetary damages. It disputes these allegations and intends to defend itself vigorously. While the outcome remains uncertain, management does not currently expect the case to have a material impact on its financial results.

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

9. INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate primarily to its net operating loss carryforwards, allowance for credit losses and stock-based compensation, partially offset by property and equipment and intangible assets. The Company has recorded a full valuation allowance to offset the net deferred tax assets, as it is more likely than not that the Company will not realize future benefits associated with these net deferred tax assets at December 31, 2024 and 2023.

At December 31, 2024 and 2023, the Company had net deferred tax assets of $21.2 million and $19.9 million, respectively, against which a full valuation allowance has been recorded. The increase in the valuation allowance for the years ended December 31, 2024 and 2023 is $1.3 million and $1.4 million, respectively, resulting from additional net operating losses generated in the year. The deferred tax liabilities associated with the book versus tax basis difference of intangible assets are the result of an asset step-up pursuant to a June 2017 merger transaction (the “Merger”). Significant components of the Company’s net deferred tax assets at December 31, 2024 and 2023 are as follows:

	Dollars in Thousands
	2024	2023
Deferred tax assets:
Net operating loss and credit carryforwards	$19,748	$18,792
Allowance for credit losses	249	616
Stock-based compensation	2,659	2,182
Other	458	235
Gross deferred tax assets	23,114	21,825
Deferred tax liabilities:
Property and equipment	(233)	(201)
Intangible assets	(1,673)	(1,690)
Other	—	—
Gross deferred tax liabilities	(1,906)	(1,891)
Net deferred tax assets	21,208	19,934
Less valuation allowance	(21,208)	(19,934)
Net deferred liability	$—	$—

The Company’s provision for income taxes for the years ended December 31, 2024 and December 31, 2023 relates to income taxes in states and other jurisdictions and differs from the amounts determined by applying the statutory federal income tax rate to the loss before income taxes for the following reasons:

	Dollars in Thousands
	2024	2023
Benefit at federal rate	$(901)	$(1,229)
Increase (decrease) resulting from:
State income taxes—net of federal benefit	(175)	(173)
Miscellaneous permanent differences	44	39
Meals and entertainment	15	21
Federal and state credits	(204)	(72)
Rate difference	(53)	—
Other, net	—	48
Change in valuation allowance	1,274	1,366
Total income tax benefit	$—	$—

The income tax expense consists of the following for the years ended December 31, 2024 and 2023.

Dollars in Thousands
	2024	2023
Federal:
Current	$—	$—
Deferred	—	—
Total Federal	$—	$—
State:
Current	$—	$—
Deferred	—	—
Total State	$—	$—
Foreign:
Current	$—	$—
Deferred	—	—
Total Foreign	$—	$—
Total Tax Provision	$—	$—

The Company had available gross federal net operating loss (“NOL”) carryforwards of approximately $79 million, and state NOL carryforwards of $2.5 million as of December 31, 2024. Approximately $28 million of the federal NOLs will expire at various dates beginning in 2036 through 2037 if not utilized, while the remaining amount will have an indefinite life. After passage of the Tax Cuts and Jobs Act of 2017, federal loss NOL carryforwards arising in taxable years beginning after December 31, 2017 have an unlimited carryforward period; however, such losses can only offset 80% of taxable income in any one year. Included in the total NOLs for 2024 are $51 million of federal losses that fall under these rules. State NOLs expire on various dates. Section 382 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company reduced its tax attributes (NOLs and tax credits) and generated a limitation on utilization of such attributes resulting from the Merger.

At December 31, 2024, and as a result of the limitations under Section 382 of the Internal Revenue Code, the Company had a total of unused federal tax net operating loss carryforwards with expiration dates as follows:

Dollars in
Thousands
2024
2036	$14,277
2037	13,641
Unlimited life	50,835
Total Federal	$78,753

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

During the years ended December 31, 2024 and 2023, the Company issued zero and 15,972 shares of its common stock, respectively, in connection with the exercise of zero and 15,972 warrants, respectively. The warrant exercises resulted in net cash proceeds to the Company of zero and less than $0.1 million during the years ended December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 61,692 and 23,598 shares of its common stock, respectively, in connection with consulting services of approximately $0.4 million and $0.2 million, respectively.

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

During the year ended December 31, 2023, we received net proceeds of approximately $0.5 million from the sale of 30,827 shares of common stock through AGP.

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

During the years ended December 31, 2024 and 2023, we received net proceeds of $0.1 million and less than $1,000, respectively, from the sale of 11,822 and 25 shares of common stock, respectively, pursuant to the AGP 2023 Sales Agreement. As of the date of issuance of this Annual Report on Form 10-K, we have received an aggregate of $0.1 million in net proceeds, after issuance costs of approximately $2 thousand, from the sales of 11,847 shares of common stock through AGP.

Registered Direct Offering

On June 8, 2023, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), an aggregate of: (i) 206,250 shares (the “Shares”) of its common stock, $0.01 par value (the “Common Stock”), at a price of $9.00 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 15,972 shares of Common Stock, at a price of $8.98 per Pre-Funded Warrant. The Company reviewed the provisions of the Pre-Funded Warrants to determine the balance sheet classification and concluded that these warrants are to be classified as equity and are not subject to remeasurement on each balance sheet date. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.02 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised during the year ended December 31, 2023 and no Pre-Funded Warrants were outstanding as of December 31, 2024.

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

There were no conversions of Series B Preferred Stock during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding. Based on the stated value of $1,000 per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at December 31, 2024 were convertible into 5,875 shares of common stock.

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

The following represents a summary of the warrants outstanding as of December 31, 2024:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2023	December 2028	444,444	$12.60

(1) These warrants were issued in connection with the 2023 registered direct offering and concurrent private placement and are the RDO common warrants discussed below.

During the years ended December 31, 2024 and 2023, 15,091 and 19,365 warrants expired. These warrants had been issued in connection with transactions which were completed between 2018 and 2019.

During the years ended December 31, 2024 and 2023, there were zero and 15,972 warrants exercised, respectively. During the years ended December 31, 2024 and 2023, the intrinsic value of the warrants exercised was zero and $0.1 million, respectively.

Pre-Funded Warrants. In connection with the Registered Direct Offering in June 2023, the Company issued 15,972 Pre-Funded Warrants to purchase up to 15,972 shares of Common Stock, at a price of $8.98 per Pre-Funded Warrant. The Pre-Funded Warrants are immediately exercisable and have an exercise price of $0.02 per share. During the year ended December 31, 2023, all of the Pre-Funded Warrants were exercised and there are none outstanding as of December 31, 2024.

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

There were no deemed dividends recorded during the years ended December 31, 2024 and 2023.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. During the year ended December 31, 2024, the last remaining warrants related to Bridge Note Warrant Liabilities expired and thus at December 31, 2024 there were no warrant liabilities to be valued. As of December 31, 2023, assumptions used in the valuation of the Bridge Note Warrant Liabilities include: remaining life to maturity of 0.3 to 0.4 years; annual volatility of 71% to 77%; and risk free rate of 5.33 to 5.40%.

During the year ended December 31, 2024 and 2023, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) was zero and less than $1 thousand, respectively.

12. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan") which will expire on June 5, 2027.  The shares authorized for issuance under the 2017 Plan were 320,699 at December 31, 2024 of which 14,206 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the year ended December 31, 2024, the shares authorized for issuance increased by 71,006 shares.

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

During the year ended December 31, 2024, the Company granted stock options to purchase up to 76,987 shares of common stock at a weighted average exercise price of $5.01. These awards have vesting periods of up to four years and had a weighted average grant date fair value of $4.56. The fair value calculation of options granted during 2024 used the follow assumptions: risk free interest rates of 3.55% to 4.26%, based on the U.S. Treasury yield in effect at the time of grant; expected life of approximately six years; and volatility of 129% to 139% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

On August 30, 2024, the Company’s board of directors (the “Board”) approved a one-time stock option repricing (the “Option Repricing”), effective August 31, 2024 (the “Effective Date”). The Option Repricing was undertaken in accordance with, and as permitted by the 2017 Plan. The Option Repricing applies to all Relevant Options (as defined below) granted pursuant to the 2017 Plan that were held by employees, including executive officers and non-employee directors of the Board, to the extent such options had an exercise price in excess of $6.56, the closing price per share of the Company’s Common Stock as reported on The Nasdaq Stock Market on August 30, 2024.  “Relevant Options” means all outstanding eligible stock options granted to eligible employees, service providers and non-employee directors of the board of the Company before and including December 31, 2022.  As of the Effective Date, all such options were repriced such that the exercise price per share was reduced to $6.56, provided that the original exercise price will apply to stock option exercises during a one year retention period. Under the terms of the Option Repricing, if prior to the first anniversary of the Effective Date (except following a change of control), a Relevant Option is exercised or employment/services are terminated by the Company with cause or voluntarily by the option holder, the option holder will be required to pay the original exercise price of the Relevant Option. If the employment/services of an option holder is terminated by the Company without cause prior to the first anniversary of the Effective Date, the option holder will retain the benefit of the reduced exercise price. The Option Repricing does not change the number of shares, the vesting schedule, or the expiration date of the Relevant Options.

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

The following table summarizes stock option activity under our plans during the year ended December 31, 2024:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2024	232,744	$46.56
Granted	76,987	5.01
Forfeited	(5,799)	17.31
Outstanding at December 31, 2024	303,932	$7.18
Exercisable at December 31, 2024	197,397	$7.52

As of December 31, 2024, there were 277,298 options that were vested or expected to vest with an aggregate intrinsic value of less than $0.1 million and a remaining weighted average contractual life of 6.8 years.

During the year ended December 31, 2023, there were 58,780 options granted with a weighted average exercise price of $12.12 and 10,103 options forfeited with a weighted average exercise price of $24.02.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

There were no restricted stock awards granted during the year ended December 31, 2024. During the year ended December 31, 2023, the Company granted 2,492 restricted stock awards to directors of the Company. The awards vested immediately and had a weighted average grant date fair value of $5.90.

As of December 31, 2024 and 2023, there were 2,492 and zero restricted stock awards that were vested and unvested, respectively.

Stock Compensation.

During the years ended December 31, 2024 and 2023, we recorded compensation expense for all stock awards of $1.5 million and $1.6 million, respectively, within operating expense in the accompanying statements of operations. As of December 31, 2024, the unrecognized compensation expense related to unvested stock awards was $1.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the years ended December 31, 2024 and 2023 was as follows:

	For the Year Ended December 31,
(dollars in thousands)	Diagnostic Testing
	2024	2023
Medicaid	$42	$27
Medicare	6,355	5,000
Self-pay	36	156
Third party payers	9,483	7,208
Contract diagnostics and other	49	5
Service revenue, net	$15,965	$12,396

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer.  As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. As of December 31, 2024 and 2023, the deferred revenue was $0.2 million and $0.1 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2024	2023	2024	2023	2024	2023
Medicaid	$42	$27	$—	$—	$42	$27
Medicare	6,355	5,002	—	(2)	6,355	5,000
Self-pay	36	156	—	—	36	156
Third party payers	32,691	21,300	(23,208)	(14,092)	9,483	7,208
Contract diagnostics and other	49	5	—	—	49	5
	39,173	26,490	(23,208)	(14,094)	15,965	12,396
Product	2,611	3,019	—	—	2,611	3,019
	$41,784	$29,509	$(23,208)	$(14,094)	$18,576	$15,415

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales.  The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount.  Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses.  The change in the allowance for credit losses is directly related to the increase in patient service revenues.  The following table presents our reported revenues net of the collection allowance and adjustments for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2024	2023	2024	2023	2024	2023
Medicaid	$42	$27	$1	$(11)	$43	$16
Medicare	6,355	5,000	(129)	(62)	6,226	4,938
Self-pay	36	156	(4)	(16)	32	140
Third party payers	9,483	7,208	88	(129)	9,571	7,079
Contract diagnostics and other	49	5	—	—	49	5
	15,965	12,396	(44)	(218)	15,921	12,178
Product	2,611	3,019	—	—	2,611	3,019
	$18,576	$15,415	$(44)	$(218)	$18,532	$15,197

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

The following summarizes the mix of receivables as of December 31, 2024 and 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
Medicaid	$(12)	$25
Medicare	1,086	1,561
Self-pay	13	229
Third party payers	530	1,641
Contract diagnostic services, product and other	177	417
	$1,794	$3,873
Less allowance for credit losses	(995)	(2,572)
Accounts receivable, net	$799	$1,301

The following table presents the roll-forward of the allowance for credit losses for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(dollars in thousands)	2024	2023
Balance, January 1	$(2,572)	$(2,354)
Provision for credit losses:
Medicaid	1	(11)
Medicare	(129)	(62)
Self-pay	(4)	(16)
Third party payers	88	(129)
	(44)	(218)
Credit loss expense	(20)	—
Total charges	(64)	(218)
Write-offs	1,641	—
Balance, December 31	$(995)	$(2,572)

Customer Revenue and Accounts Receivable Concentration

Customer revenue and accounts receivable concentration amounted to the following for the identified periods.

	Net sales		Accounts receivable, as of
	Year Ended
	December 31,		December 31,	December 31,
	2024	2023	2024	2023

Customer A	*	11%	*	*
Customer B	*	*	*	13%
Customer C	17%	*	29%	*

* represents less than 10%

14. SEGMENT REPORTING

The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined it has a single operating segment.

The CODM uses consolidated net loss for purposes of allocating resources and assessing segment performance, including monitoring actual results versus historical periods. Cost of revenue and operating expenses are considered significant segment expenses that are regularly provided to the CODM and included within consolidated net loss. The measure of segment assets is the total assets on the Company’s consolidated balance sheets. Capital expenditures are reported on a consolidated basis on the Company’s consolidated statements of cash flows. The following table includes the Company's segment revenue, significant segment expenses, and other segment items to reconcile to net loss.

	Dollars in Thousands
	Year Ended
	December 31,
	2024	2023
Net sales	$18,532	$15,197
Less expense (income):
Cost of sales	10,973	9,179
Operating expenses (1)	11,775	13,638
Other segment items (2)	74	(1,767)
Net loss	$(4,290)	$(5,853)

(1) Operating expenses include sales and marketing expenses, general and administrative expenses, research and development expenses and stock-based compensation.

(2) Other segment items include interest income, interest expense, gain on write-off of liability and other income.

15. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2024 through the date the consolidated financial statements were issued. There are no other events to report other than what has been disclosed in the consolidated financial statements.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and as conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

(c)         Changes in internal control over financial reporting

Based on management’s evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a smaller reporting company, the Company is not required to include in this Annual Report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Item 9B. Other Information

(a)	None.
(b)	During the fourth quarter of the fiscal year ended December 31, 2024, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the 2025 Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2024. The information required by this item is incorporated herein by reference to the 2025 Proxy Statement. The information required by this item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Part I, “Item 1. Our Business” of this Annual Report on Form 10-K, and is also incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item (excluding the information under the heading “Pay Versus Performance”) is incorporated herein by reference to the 2025 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2025 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2024.

Our independent public accounting firm is Marcum LLP, New Haven, CT, PCAOB Auditor ID 688.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1            Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2024 and 2023.

Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2024 and 2023.

Consolidated Statements of Stockholders’ Equity of the Registrant and Subsidiary for the years ended December 31, 2024 and 2023.

Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2024 and 2023.

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

4.1	Form of Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1 (Registration No. 333-32174) filed on March 10, 2000).
4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.7 of the Company’s Form 10-K filed on March 27, 2020).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 12, 2023).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 12, 2023).
10.1†	Amended and Restated 2017 Stock Option and Incentive Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2021).
10.2†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 28, 2017).
10.3†	Form of Non-Qualified Stock Option Agreement for Company Employees (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 28, 2017).
10.4†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on June 28, 2017).
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

10.17	Securities Purchase Agreement, dated June 8, 2023, by and between Precipio, Inc. and the Purchaser (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2023).
10.18	Business Loan and Security Agreement dated May 1, 2024 by and between the Company and Altbanq Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 6, 2024).
10.19	Form of Notice of Stock Option Repricing (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2024).
19.1	Precipio, Inc. Insider Trading Policy
21.1	Subsidiaries of the Company.
23.1	Consent of Marcum LLP.
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
97.1†	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 29, 2024).
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2025.

Precipio, Inc.

By:	/s/ ILAN DANIELI
Ilan Danieli, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Danieli	Director and Chief Executive Officer	March 27, 2025
Ilan Danieli	(Principal Executive Officer)

/s/ Matthew Gage	Chief Financial Officer	March 27, 2025
Matthew Gage	(Principal Financial and Accounting Officer)

/s/ Richard Sandberg	Chairman of the Board of Directors	March 27, 2025
Richard Sandberg

/s/ Kathleen LaPorte	Director	March 27, 2025
Kathleen LaPorte

/s/ Ronald Andrews	Director	March 27, 2025
Ronald Andrews

/s/ Jeffrey Cossman, M.D.	Director	March 27, 2025
Jeffrey Cossman, M.D.

/s/ David Cohen	Director	March 27, 2025
David Cohen

/s/ Christina Valauri	Director	March 27, 2025
Christina Valauri