Form 10-Q
period 2025-03-31
Precipio, Inc.
filed 2025-05-14
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the number of shares of common stock outstanding was 1,512,011.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(unaudited)
	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$1,017	$1,389
Accounts receivable (net of allowance for credit losses of $957 and $995, respectively)	976	799
Inventories	825	724
Other current assets	460	539
Total current assets	3,278	3,451

PROPERTY AND EQUIPMENT, NET	771	719

OTHER ASSETS:
Finance lease right-of-use assets, net	481	517
Operating lease right-of-use assets, net	1,573	395
Intangibles, net	11,631	11,869
Other assets	51	45
Total assets	$17,785	$16,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$147	$297
Current maturities of finance lease liabilities	123	124
Current maturities of operating lease liabilities	207	201
Accounts payable	906	618
Accrued expenses	2,659	2,799
Deferred revenue	289	232
Total current liabilities	4,331	4,271
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	70	77
Finance lease liabilities, less current maturities	316	348
Operating lease liabilities, less current maturities	1,370	206
Total liabilities	6,087	4,902
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at March 31, 2025 and December 31, 2024, 47 shares issued and outstanding at March 31, 2025 and December 31, 2024, liquidation preference of $37 at March 31, 2025	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2025 and December 31, 2024, 1,504,312 and 1,493,639 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	15	15
Additional paid-in capital	115,007	114,519
Accumulated deficit	(103,324)	(102,440)
Total stockholders’ equity	11,698	12,094
Total liabilities and stockholders’ equity	$17,785	$16,996

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
SALES:
Service revenue, net	$4,257	$2,821
Product revenue	654	657
Revenue, net of contractual allowances and adjustments	4,911	3,478
Adjustment for allowance for credit losses	18	(46)
Net sales	4,929	3,432
COST OF SALES:
Cost of service revenue	2,466	2,101
Cost of product revenue	323	411
Total cost of sales	2,789	2,512
Gross profit	2,140	920
OPERATING EXPENSES:
Operating expenses	2,999	2,994
OPERATING LOSS	(859)	(2,074)
OTHER EXPENSE:
Interest expense, net	(25)	(5)
LOSS BEFORE INCOME TAXES	(884)	(2,079)
INCOME TAX EXPENSE	–	–
NET LOSS	$(884)	$(2,079)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.59)	$(1.46)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,502,652	1,423,942

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2025	47	$—	1,493,639	$15	$114,519	$(102,440)	$12,094
Net loss	—	—	—	—	—	(884)	(884)
Issuance of common stock for consulting services	—	—	10,673	—	65	—	65
Stock-based compensation	—	—	—	—	423	—	423
Balance, March 31, 2025	47	$—	1,504,312	$15	$115,007	$(103,324)	$11,698

	For the Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2024	47	$—	1,420,125	$14	$112,565	$(98,150)	$14,429
Net loss	—	—	—	—	—	(2,079)	(2,079)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	10,167	—	67	—	67
Stock-based compensation	—	—	—	—	357	—	357
Balance, March 31, 2024	47	$—	1,430,292	$14	$112,989	$(100,229)	$12,774

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(884)	$(2,079)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	324	304
Amortization of operating lease right-of-use asset	57	56
Amortization of finance lease right-of-use asset	36	18
Stock-based compensation	423	357
Value of stock issued in payment of Board fees and consulting services	65	—
Provision for credit losses	(38)	83
Derecognition of operating lease right-of-use asset and liability	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	(139)	312
Inventories	(101)	(148)
Other assets	73	126
Accounts payable	288	283
Operating lease liabilities	(54)	(57)
Deferred revenue	57	83
Accrued expenses	(140)	(5)
Net cash used in operating activities	(44)	(667)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(138)	—
Net cash used in investing activities	(138)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(33)	(17)
Issuance of common stock, net of issuance costs	—	67
Principal payments on long-term debt	(157)	(109)
Net cash flows used in financing activities	(190)	(59)
NET CHANGE IN CASH	(372)	(726)
CASH AT BEGINNING OF PERIOD	1,389	1,502
CASH AT END OF PERIOD	$1,017	$776

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$30	$9

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,237	—

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

Furthermore, as a clinical laboratory, we are always the first user of every product we develop, which allows us to optimize important laboratory functions such as workflow, inventory management, regulatory and billing issues. As a vendor, this enables us to serve as a reputable user of our own products, and we believe this provides us with significant credibility with existing and prospective customers. Furthermore, because we use our products as part of our day-to-day operations, we are able to deliver a high level of hands-on, informed support to customers, improving their experience with our products.

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses and has used cash in its operating activities for the past several years. For the three months ended March

31, 2025, the Company had a net loss of $0.9 million and net cash used in operating activities of $0.1 million. As of March 31, 2025, the Company had an accumulated deficit of $103.3 million and a working capital deficit of $1.1 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed, to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize its business:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K, filed with the SEC on March 27, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2025.

Recent Accounting Pronouncements Not Yet Adopted.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The enhanced disclosures required by ASU 2023-09 will be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company is currently evaluating the impact of this standard on its annual disclosures.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted loss per share due to the negligible exercise price of the pre-funded warrants. Options, warrants and conversion rights pertaining to 831,501 and 695,550 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2025 and 2024, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	March 31,
	2025	2024
Stock options	381,182	230,140
Warrants	444,444	459,535
Preferred stock	5,875	5,875
Total	831,501	695,550

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	March 31, 2025	December 31, 2024
Connecticut Department of Economic and Community Development (DECD)	$108	$115
DECD debt issuance costs	(9)	(9)
Financed insurance loan	89	177
Business loan agreement	29	91
Total long-term debt	217	374
Current portion of long-term debt	(147)	(297)
Long-term debt, net of current maturities	$70	$77

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended March 31, 2025 and 2024, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2024, the Company financed $0.3 million with a 9.99% interest rate and is obligated to make payments on a monthly basis through June 2025. As of March 31, 2025 and December 31, 2024, the Financed Insurance Loan’s outstanding balance of $0.1 million and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets. A corresponding prepaid asset was included in other current assets.

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

As of March 31, 2025 and December 31, 2024, the outstanding balance of less than $0.1 million and $0.1 million, respectively, under the Loan Agreement, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets.

4. ACCRUED EXPENSES

Accrued expenses at March 31, 2025 and December 31, 2024 are as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Accrued expenses	$396	$595
Accrued compensation	1,038	955
Accrued franchise, property and sales and use taxes	195	173
CHC temporary funding assistance	1,011	1,057
Accrued interest	19	19
	$2,659	$2,799

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

From January 1, 2025 through the date of issuance of this Quarterly Report on Form 10-Q, we have made approximately $0.2 million in repayments to CHC and written off another $0.1 million, leaving a balance of approximately $0.8 million. The Company will make equal monthly payments of approximately $83,000 from May 2025 to January 2026 to settle this balance.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2031. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $2.7 million at March 31, 2025.

LITIGATIONS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2025 and December 31, 2024.

The Company is currently involved in a legal proceeding brought by a former employee before the court in San Antonio, Texas alleging unfair dismissal where the former employee seeks monetary damages. The Company disputes these allegations and intends to defend itself vigorously. While the outcome remains uncertain, management does not currently expect the case to have a material impact on its financial results.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three months ended March 31, 2025 and 2024, respectively. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was less than $0.1 million as of March 31, 2025 and December 31, 2024, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	March 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets, net	$1,573	$395
Finance lease right-of-use assets, net (1)	481	517
Total lease assets	$2,054	$912

Liabilities:
Current:
Current maturities of operating lease liabilities	$207	$201
Current maturities of finance lease liabilities	123	124
Noncurrent:
Operating lease liabilities, less current maturities	1,370	206
Finance lease liabilities, less current maturities	316	348
Total lease liabilities	$2,016	$879
(1)	As of March 31, 2025 and December 31, 2024, finance lease right-of-use assets included zero, respectively, of assets related to finance leases associated with the HSRR program.

As of March 31, 2025, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	March 31,	March 31,	March 31,
	2025	2025	2025
2025 (remaining)	$265	$125	$390
2026	350	133	483
2027	395	107	502
2028	429	67	496
2029	461	38	499
Thereafter	130	73	203
Total lease obligations	2,030	543	2,573
Less: Amount representing interest	(453)	(104)	(557)
Present value of net minimum lease obligations	1,577	439	2,016
Less, current portion	(207)	(123)	(330)
Long term portion	$1,370	$316	$1,686

Other information as of March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	5.1	1.9
Finance leases	4.4	4.4
Weighted-average discount rate:
Operating leases	9.99%	8.00%
Finance leases	11.02%	11.20%

During the three months ended March 31, 2025 and 2024, operating cash flows from operating leases was $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities was $1.2 million and zero, respectively.

During the three months ended March 31, 2025 and 2024, there were no finance lease ROU assets obtained in exchange for finance lease liabilities.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three months ended March 31, 2025 and 2024, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024. The balances within these accounts are less than $0.1 million, respectively.

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

During the three months ended March 31, 2025, the Company issued 10,673 shares of its common stock in connection with consulting services of approximately $0.1 million.

At The Market Offering Agreement

AGP 2023 Sales Agreement

On April 14, 2023, the Company entered into a sales agreement (the “AGP 2023 Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP), in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the shares of Common Stock. AGP will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares of Common Stock pursuant to the AGP 2023 Sales Agreement.

The sales of our shares of Common Stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, are made pursuant to the 2023 Registration Statement on Form S-3 (File No. 333-271277), filed by the Company with the SEC on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023, for an aggregate offering price of up to $5.8 million.

On April 8, 2024, we filed a prospectus supplement (the “April 2024 Prospectus Supplement”) to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock.

During the three months ended March 31, 2025 and 2024, we received net proceeds of zero and $0.1 million, respectively, from the sale of zero and 10,167 shares of common stock, respectively, pursuant to the AGP 2023 Sales Agreement.

As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $0.1 million in net proceeds, after issuance costs of approximately $2 thousand, from the sales of 11,847 shares of common stock through AGP. We have approximately $1.0 million of remaining availability pursuant to the 2024 Prospectus Supplement and 43.7 million of remaining availability under the 2023 Registration Statement.

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

There were no conversions of Series B Preferred Stock during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at March 31, 2025 were convertible into 5,875 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of March 31, 2025:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2023	December 2028	444,444	$12.60

(1) These warrants were issued in connection with a June 8, 2023 registered direct offering (the “Registered Direct Offering”) and concurrent private placement and are the RDO common warrants discussed below.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. During the year ended December 31, 2024, the last remaining warrants related to Bridge Note Warrant Liabilities expired and thus at March 31, 2025 and December 31, 2024, there were no warrant liabilities to be valued.

During the three months ended March 31, 2024, the changes in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were zero.

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 395,380 at March 31, 2025, of which 11,637 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the three months ended March 31, 2025, the shares authorized for issuance increased by 74,681 shares.

Stock Options.

The Company accounts for all stock-based compensation payments to employees and directors, including grants of employee stock options, at fair value at the date of grant and expenses the benefit in operating expense in the condensed consolidated statements of operations over the service period of the awards. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. The Company records the expense for stock-based compensation awards subject to market-condition vesting over a derived service period which is calculated at the grant date. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes or other option pricing models, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate and estimated forfeiture rate.

During the three months ended March 31, 2025, the Company granted stock options to purchase up to 77,500 shares of common stock at a weighted average exercise price of $6.06 per share. The stock options granted have either time-based or market-condition vesting.

The awards with time-based vesting have vesting periods of up to four years and had grant date fair values between $5.24 and $5.46. The fair value was calculated using the Black-Scholes option pricing model and used the following assumptions: risk free interest rate of 4.60% to 4.65%, based on the U.S. Treasury yield in effect at the time of grant; expected life of five to six years; and volatility of 124% to 128% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The awards with market-condition vesting have a derived service period of 1.6 years and had a grant date fair value of $5.70. The fair value was calculated using a Monte Carlo Simulation and used the following assumptions: risk free interest rate of 4.67%; remaining term of ten years; and volatility of 121%.

The following table summarizes stock option activity under our plans during the three months ended March 31, 2025:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2025	303,932	$7.18
Granted	77,500	6.06
Forfeited	(250)	6.06
Outstanding at March 31, 2025	381,182	$6.96
Exercisable at March 31, 2025	208,034	$7.51

As of March 31, 2025, there were 337,895 options that were vested or expected to vest with aggregate intrinsic value of $0.1 million and a remaining weighted average contractual life of 7.1 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

As of March 31, 2025 and December 31, 2024, there were 2,492 and zero restricted stock awards that were vested and unvested, respectively.

There were no restricted stock awards granted during the three months ended March 31, 2025 and 2024, respectively.

Stock Compensation.

For the three months ended March 31, 2025 and 2024, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million, respectively, within operating expense in the accompanying statements of operations. As of March 31, 2025, the unrecognized compensation expense related to unvested stock awards was $1.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	Diagnostic Testing
	2025	2024
Medicaid	$5	$5
Medicare	1,904	1,091
Self-pay	5	18
Third party payers	2,325	1,705
Contract diagnostics and other	18	2
Service revenue, net	$4,257	$2,821

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended March 31, 2025 and December 31, 2024, the deferred revenue was $0.3 million and $0.2 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2025	2024	2025	2024	2025	2024
Medicaid	$5	$5	$—	$—	$5	$5
Medicare	1,904	1,091	—	—	1,904	1,091
Self-pay	5	18	—	—	5	18
Third party payers	8,138	5,968	(5,813)	(4,263)	2,325	1,705
Contract diagnostics and other	18	2	—	—	18	2
	10,070	7,084	(5,813)	(4,263)	4,257	2,821
Product	654	657	—	—	654	657
	$10,724	$7,741	$(5,813)	$(4,263)	$4,911	$3,478

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses. The change in the allowance for credit losses is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2025	2024	2025	2024	2025	2024
Medicaid	$5	$5	$18	$(2)	$23	$3
Medicare	1,904	1,091	—	(16)	1,904	1,075
Self-pay	5	18	—	(2)	5	16
Third party payers	2,325	1,705	—	(26)	2,325	1,679
Contract diagnostics and other	18	2	—	—	18	2
	4,257	2,821	18	(46)	4,275	2,775
Product	654	657	—	—	654	657
	$4,911	$3,478	$18	$(46)	$4,929	$3,432

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	March 31, 2025	December 31, 2024
Medicaid	$5	$(12)
Medicare	1,291	1,086
Self-pay	15	13
Third party payers	534	530
Contract diagnostic services, product and other	88	177
	$1,933	$1,794
Less allowance for credit losses	(957)	(995)
Accounts receivable, net	$976	$799

The following table presents the roll-forward of the allowance for credit losses for the three months ended March 31, 2025.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance, January 1	$(995)	$(2,572)
Provision for credit losses:
Medicaid	18	(2)
Medicare	—	(16)
Self-pay	—	(2)
Third party payers	—	(26)
	18	(46)
Credit loss income (expense)	20	(37)
Total charges	38	(83)
Balance, December 31	$(957)	$(2,655)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Accounts receivable, as of
	Three Months Ended
	March 31,		March 31,	December 31,
	2025	2024	2025	2024

Customer A	*	11%	*	*
Customer B	*	10%	*	*
Customer C	26%	*	34%	29%

* represents less than 10%

11. SEGMENT REPORTING

The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined it has a single operating segment.

The CODM uses consolidated net loss for purposes of allocating resources and assessing segment performance, including monitoring actual results versus historical periods. Cost of revenue and operating expenses are considered significant segment expenses that are regularly provided to the CODM and included within consolidated net loss. The measure of segment assets is the total assets on the Company’s condensed consolidated balance sheets. Capital expenditures are reported on a consolidated basis on the Company’s condensed consolidated statements of cash flows. The following table includes the Company's segment revenue, significant segment expenses, and other segment items to reconcile to net loss.

	Dollars in Thousands
	Three Months Ended
	March 31,
	2025	2024
Net sales	$4,929	$3,432
Less expense (income):
Cost of sales	2,789	2,512
Operating expenses (1)	2,999	2,994
Other segment items (2)	25	5
Net loss	$(884)	$(2,079)

(1) Operating expenses include sales and marketing expenses, general and administrative expenses, research and development expenses and stock-based compensation.

(2) Other segment items include interest income, interest expense, gain on write-off of liability and other income.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2025 through the date of this Quarterly Report on Form 10-Q, and any material subsequent events are reported below.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the provisions of the CARES Act, and the subsequent extensions, the Company became eligible to apply for a refundable Employee Retention Credit (the “ERC”) subject to certain criteria, which could be used to offset payroll tax liabilities.

In November 2022, the Company submitted an ERC claim totaling approximately $1.5 million. In April 2025, the Company received an initial payment of approximately $0.4 million. The Company anticipates recording this amount as other income in the condensed consolidated statements of operations for the second quarter 2025.

The Company retains all rights to pursue and receive the remaining balance of approximately $1.1 million and is actively evaluating the likelihood and timing of any additional disbursements. The Company has not waived any claims to the unpaid portion of the ERC and is taking reasonable steps to secure the remaining balance. However, there can be no assurance as to the timing, amount, or certainty of receipt of additional funds, and the Company will continue to assess the collectability of the remaining claim in accordance with applicable accounting standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest and inflation costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties including increased U.S. trade tariffs, reciprocal and retaliatory tariffs from other countries, and trade disputes with other countries, the ongoing Russia and Ukraine conflict and the Israel-Hamas war, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the SEC. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the audited financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the Securities and Exchange Commission on March 27, 2025. Results for the three months ended March 31, 2025 are not necessarily indicative of results that may be attained in the future.

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

Recent Developments

Change Healthcare

Change Healthcare (“CHC”), a subsidiary of UnitedHealth Group, experienced a cybersecurity breach in February 2024 which resulted in the temporary shut-down of some of its systems. Precipio uses CHC to process its billings for pathology services. Thus, when CHC shut down its business operations our pathology billings were halted. Our ability to process billings, accept payer remittances, process medical and billing benefit notices, bill secondary insurers, as well as patients, and communicate with commercial payers was severely impacted. Starting shortly after the breach, we redirected a significant amount of our internal resources to internally handle the billing services that CHC was no longer delivering. This resulted in billing and cash reimbursement delays during the year ended December 31, 2024.

Along with the delays in billing and cash reimbursements, we incurred approximately $0.3 million of expenses during the year ended December 31, 2024, as we incurred lost collections and used alternative methods for claims processing. CHC established a Temporary Funding Assistance Program to help bridge the gap in short-term cash flow needs for its customers affected by the disruption of its services due to the cyberattack. On October 28, 2024, the Company received a notice from CHC stating that they had restored the connectivity of their systems. During the year ended December 31, 2024, we received approximately $1.1 million from CHC through this program.

From January 1, 2025 through the date of issuance of this Quarterly Report on Form 10-Q, we have made approximately $0.2 million in repayments to CHC and in May 2025, we wrote off another $0.1 million. See Note 4 – “Accrued Expenses and Other Current Liabilities” for further discussion.

Employee Retention Credit (ERC)

On March 27, 2020, the U.S. government enacted the CARES Act. Under the provisions of the CARES Act, and its subsequent extensions, the Company became eligible to apply for a refundable Employee Retention Credit (the “ERC”), subject to certain criteria, which could be used to offset payroll tax liabilities.

In November 2022, the Company submitted an ERC claim totaling approximately $1.5 million. In April 2025, the Company received an initial payment of approximately $0.4 million. The Company anticipates recording this amount as other income in the condensed consolidated statements of operations for the second quarter of 2025.

The Company retains all rights to pursue and receive the remaining balance of approximately $1.1 million and is actively evaluating the likelihood and timing of any additional disbursements. The Company has not waived any claims to the unpaid portion of the ERC and is taking reasonable steps to secure the remaining balance. However, there can be no assurance as to the timing, amount, or certainty of receipt of additional funds, and the Company will continue to assess the collectability of the remaining claim in accordance with applicable accounting standards.

The $0.4 million ERC refund and the $0.1 million CHC write-off discussed above are non-recurring items and, as a result of these non-recurring items, we expect to record approximately $0.5 million of other income in the condensed consolidated statements of operations for the second quarter of 2025.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. We have incurred substantial operating losses and has used cash in its operating activities for the past several years. For the three months ended March 31, 2025, we had a net loss of $0.9 million and net cash used in operating activities of $0.1 million. As of March 31, 2025, we had an accumulated deficit of $103.3 million and a working capital deficit of $1.1 million. Our ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet our current and future obligations we have taken the following steps to capitalize our business:

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

Notwithstanding the aforementioned circumstances, there remains substantial doubt about our ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. There can be no assurance that we will be able to successfully achieve our initiatives summarized above in order to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2025	2024	$	%
Service revenue, net, less allowance for credit loss	$4,275	$2,775	$1,500	54%
Product revenue	654	657	(3)	-%
Net Sales	$4,929	$3,432	$1,497	44%

Net sales for the three months ended March 31, 2025 were approximately $4.9 million, an increase of $1.5 million as compared to the same period in 2024. During the three months ended March 31, 2025, patient diagnostic service revenue increased $1.5 million as compared to the same period in 2024. This increase was due to a greater number of cases processed in the current year period. We processed 3,021 cases during the three months ended March 31, 2025 as compared to 2,062 cases during the same period in 2024, or a 47% increase in cases. The benefit of the increase in cases billed during the first quarter of 2025 as compared to the same period in 2024 was partially offset by a lower average price per case during the current year as a result of a different product mix. Product revenue for the three months ended March 31, 2025 was similar to the same period in 2024.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.3 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase is primarily attributable to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the higher number of cases processed, as discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Margin %
	2025	2024	2025	2024
Gross Profit	$2,140	$920	43%	27%

Gross margin was 43% and 27% of total net sales for the three months ended March 31, 2025 and 2024, respectively. Gross profit was approximately $2.1 million and $0.9 million during the three months ended March 31, 2025 and 2024, respectively. The gross profit increased during the three months ended March 31, 2025, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. The increase in case volume enabled our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses remained flat at $3.0 million for the three months ended March 31, 2025 as compared to the same period in 2024. For the three months ended March 31, 2025: (1) stock-based compensation increased by 0.1 million, (2) general and administrative expenses were flat as compared to the same period in the previous year and included an increase of less than $0.1 million in personnel costs offset by a decrease of less than $0.1 million in bad debt expense, (3) sales and marketing expenses decreased by $0.1 million due to a decrease in professional fees, and (4) research and development expenses were flat as compared to the same period in the previous year and included an increase of less than $0.1 million in personnel costs offset by a decrease of less than $0.1 million in operating supplies.

Other (Expense) Income. We recorded net other expense of $25 thousand and $5 thousand for the three months ended March 31, 2025 and 2024, respectively, which was related to net interest expense.

Liquidity and Capital Resources

Our working capital positions were as follows (in thousands):

	March 31, 2025	December 31, 2024	Change
Current assets (including cash of $1,017 and $1,389 respectively)	$3,278	$3,451	$(173)
Current liabilities	4,331	4,271	60
Working capital	$(1,053)	$(820)	$(233)

Analysis of Cash Flows – Three Months Ended March 31, 2025 and 2024

	Dollars in Thousands
	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(44)	$(667)	$623
Net cash used in investing activities	(138)	—	(138)
Net cash used in financing activities	(190)	(59)	(131)
Net change in cash	$(372)	$(726)	$354

Cash Flows Used in Operating Activities. The cash flows used in operating activities of less than $0.1 million during the three months ended March 31, 2025 included a net loss of $0.9 million, an increase in accounts receivables of $0.1 million, an increase in inventories of $0.1 million, a decrease in operating lease liabilities of $0.1 million and a decrease in accrued expenses of $0.1 million. These were partially offset by a decrease in other assets of $0.1 million, an increase in accounts payable of $0.2 million, an increase in deferred revenues of $0.1 million, and non-cash adjustments of $0.9 million. The non-cash adjustments included less than $0.1 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $0.7 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows used in operating activities of approximately $0.7 million during the three months ended March 31, 2024 included a net loss of $2.1 million, an increase in inventories of $0.1 million and a decrease in operating lease liabilities and accrued expenses of $0.1 million. These were partially offset by a decrease in accounts receivables of $0.3 million, a decrease in other assets of $0.1 million, an increase in accounts payable of $0.3 million, an increase in deferred revenues of $0.1 million, and non-cash adjustments of $0.8 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were approximately $0.1 million and zero for the three months ended March 31, 2025 and 2024, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows used in financing activities totaled $0.2 million for the three months ended March 31, 2025, which included $0.2 million in payments on our long-term debt and finance lease obligations. Cash flows used in financing activities totaled less than $0.1 million for the three months ended March 31, 2024, which included $0.1 million in payments on our long-term debt and finance lease obligations partially offset by less than $0.1 million of proceeds from the issuance of common stock.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the notes to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of March 31, 2025 and December 31, 2024, other than certain purchase commitments of approximately $2.7 million and $3.1 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025.

Recently Issued Accounting Pronouncements

See the accompanying unaudited condensed consolidated financial statements and Note 2 - “Summary of Significant Accounting Policies” in the notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding recently issued accounting pronouncements.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods, labor, or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three months ended March 31, 2025 and 2024. We cannot assure you, however, that we will be able to increase the prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a fulsome discussion of legal proceedings, see Note 8 - “Commitment and Contingencies” in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. This discussion is incorporated herein by reference.

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and other filings we make with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

There have been no material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our most recent Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None
(b)	None
(c)	None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K filed on June 30, 2017).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 30, 2017).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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

PRECIPIO, INC.

Date: May 14, 2025	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)