Form 10-Q
period 2025-06-30
Precipio, Inc.
filed 2025-08-13
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of August 10, 2025, the number of shares of common stock outstanding was 1,619,584.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(unaudited)
	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$1,130	$1,389
Accounts receivable (net of allowance for credit losses of $932 and $995, respectively)	1,488	799
Inventories	1,059	724
Other current assets	376	539
Total current assets	4,053	3,451

PROPERTY AND EQUIPMENT, NET	756	719

OTHER ASSETS:
Finance lease right-of-use assets, net	797	517
Operating lease right-of-use assets, net	1,756	395
Intangibles, net	11,394	11,869
Other assets	60	45
Total assets	$18,816	$16,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$29	$297
Current maturities of finance lease liabilities	171	124
Current maturities of operating lease liabilities	236	201
Accounts payable	1,164	618
Accrued expenses	2,475	2,799
Deferred revenue	278	232
Total current liabilities	4,353	4,271
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	62	77
Finance lease liabilities, less current maturities	570	348
Operating lease liabilities, less current maturities	1,543	206
Total liabilities	6,528	4,902
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at June 30, 2025 and December 31, 2024, 47 shares issued and outstanding at June 30, 2025 and December 31, 2024, liquidation preference of $65 at June 30, 2025	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2025 and December 31, 2024, 1,516,296 and 1,493,639 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	15	15
Additional paid-in capital	115,523	114,519
Accumulated deficit	(103,250)	(102,440)
Total stockholders’ equity	12,288	12,094
Total liabilities and stockholders’ equity	$18,816	$16,996

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SALES:
Service revenue, net	$5,005	$3,909	$9,262	$6,730
Product revenue	624	598	1,278	1,255
Revenue, net of contractual allowances and adjustments	5,629	4,507	10,540	7,985
Adjustment for allowance for credit losses	25	(66)	43	(112)
Net sales	5,654	4,441	10,583	7,873
COST OF SALES:
Cost of service revenue	2,873	2,425	5,339	4,526
Cost of product revenue	352	300	675	711
Total cost of sales	3,225	2,725	6,014	5,237
Gross profit	2,429	1,716	4,569	2,636
OPERATING EXPENSES:
Operating expenses	3,253	2,925	6,252	5,919
OPERATING LOSS	(824)	(1,209)	(1,683)	(3,283)
OTHER INCOME (EXPENSE):
Interest expense, net	(23)	(11)	(48)	(16)
Gain on settlement of liability	143	–	143	—
Employee Retention Credit	789	–	789	—
Other expense	(11)	–	(11)	—
Total other income (expense)	898	(11)	873	(16)
INCOME (LOSS) BEFORE INCOME TAXES	74	(1,220)	(810)	(3,299)
INCOME TAX EXPENSE	–	–	–	—
NET INCOME (LOSS)	$74	$(1,220)	$(810)	$(3,299)

Net income (loss) per common share:
BASIC INCOME (LOSS) PER COMMON SHARE	$0.05	$(0.83)	$(0.54)	$(2.28)
BASIC WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,514,452	1,463,543	1,508,585	1,444,742
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.05	$(0.83)	$(0.54)	$(2.28)
DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,602,438	1,463,543	1,508,585	1,444,742

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, April 1, 2025	47	$—	1,504,312	$15	$115,007	$(103,324)	$11,698
Net income	—	—	—	—	—	74	74
Issuance of common stock for Board fees and consulting services	—	—	11,984	—	67	—	67
Stock-based compensation	—	—	—	—	449	—	449
Balance, June 30, 2025	47	$—	1,516,296	$15	$115,523	$(103,250)	$12,288

	For the Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2025	47	$—	1,493,639	$15	$114,519	$(102,440)	$12,094
Net loss	—	—	—	—	—	(810)	(810)
Issuance of common stock for Board fees and consulting services	—	—	22,657	—	132	—	132
Stock-based compensation	—	—	—	—	872	—	872
Balance, June 30, 2025	47	$—	1,516,296	$15	$115,523	$(103,250)	$12,288

	For the Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, April 1, 2024	47	$—	1,430,292	$14	$112,989	$(100,229)	$12,774
Net loss	—	—	—	—	—	(1,220)	(1,220)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	1,655	—	11	—	11
Issuance of common stock for Board fees and consulting services	—	—	37,593	—	251	—	251
Stock-based compensation	—	—	—	—	299	—	299
Balance, June 30, 2024	47	$—	1,469,540	$14	$113,550	$(101,449)	$12,115

	For the Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2024	47	$—	1,420,125	$14	$112,565	$(98,150)	$14,429
Net loss	—	—	—	—	—	(3,299)	(3,299)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	11,822	—	78	—	78
Issuance of common stock for Board fees and consulting services	—	—	37,593	—	251	—	251
Stock-based compensation	—	—	—	—	656	—	656
Balance, June 30, 2024	47	$—	1,469,540	$14	$113,550	$(101,449)	$12,115

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(810)	$(3,299)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	631	601
Amortization of operating lease right-of-use asset	128	114
Amortization of finance lease right-of-use asset	80	35
Amortization of deferred financing costs, debt discounts and debt premiums	1	1
Gain on settlement of liability	(143)	—
Stock-based compensation	872	656
Value of stock issued in payment of Board fees and consulting services	132	251
Provision for credit losses	(63)	112
Derecognition of finance lease right-of-use asset and liability	(4)	—
Derecognition of operating lease right-of-use asset and liability	(11)	—
Loss on disposal of asset	11	—
Changes in operating assets and liabilities:
Accounts receivable	(626)	82
Inventories	(335)	(269)
Other assets	148	188
Accounts payable	539	233
Operating lease liabilities	(106)	(116)
Deferred revenue	46	150
Accrued expenses	(181)	1,094
Net cash provided by (used in) operating activities	309	(167)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(197)	(70)
Net cash used in investing activities	(197)	(70)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(68)	(35)
Deposits on finance lease right-of-use assets	(20)	(28)
Issuance of common stock, net of issuance costs	—	78
Proceeds from debt	—	250
Principal payments on long-term debt	(283)	(251)
Net cash flows (used in) provided by financing activities	(371)	14
NET CHANGE IN CASH	(259)	(223)
CASH AT BEGINNING OF PERIOD	1,389	1,502
CASH AT END OF PERIOD	$1,130	$1,279

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$54	$24

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	7	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,490	—
Finance lease right-of-use assets obtained in exchange for finance lease obligations	340	205

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses and has typically used cash in its operating activities for the past several years. For the six months ended

June 30, 2025, the Company had an operating loss of $1.7 million and net cash provided by operating activities of $0.3 million. As of June 30, 2025, the Company had an accumulated deficit of $103.3 million and a working capital deficit of $0.3 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed, to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize its business:

●	On April 14, 2023, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the Company may offer and sell its common stock having aggregate sales proceeds of up to $5.8 million, to or through AGP, as sales agent (the “AGP 2023 Sales Agreement”). The sale of our shares of common stock to or through AGP, pursuant to the AGP 2023 Sales Agreement, will be made pursuant to the registration statement (the “2023 Registration Statement”) on Form S-3 (File No. 333-271277), filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2023, as amended by Amendment No. 1 filed by the Company with the SEC on April 25, 2023, and declared effective on April 27, 2023. On April 8, 2024, we filed a prospectus supplement to our prospectus dated April 25, 2023 registering the offer and sale of up to $1,061,478 of shares of our common stock (the “April 2024 Prospectus Supplement”). As of the date the condensed consolidated financial statements were issued, the Company had approximately $3.7 million available for future sales pursuant to the 2023 Registration Statement, which includes approximately $1.0 million of remaining availability pursuant to the April 2024 Prospectus Supplement. See Note 7 – “Stockholders’ Equity, AGP 2023 Sales Agreement,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K, filed with the SEC on March 27, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2025.

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

Income (Loss) Per Share.

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock using the treasury stock method, unless their effect is antidilutive. Options, warrants and conversion rights pertaining to 492,075 and 754,344 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2025 and 2024, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	June 30,
	2025	2024
Stock options	47,631	304,025
Warrants	444,444	444,444
Preferred stock	—	5,875
Total	492,075	754,344

Basic and diluted weighted average shares outstanding were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	1,514,452	1,463,543	1,508,585	1,444,742
Dilutive effect of outstanding stock options	82,111	—	—	—
Dilutive effect of outstanding warrants	—	—	—	—
Dilutive effect of preferred stock	5,875	—	—	—
Diluted weighted average shares outstanding	1,602,438	1,463,543	1,508,585	1,444,742

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	June 30, 2025	December 31, 2024
Connecticut Department of Economic and Community Development (DECD)	$99	$115
DECD debt issuance costs	(8)	(9)
Financed insurance loan	—	177
Business loan agreement	—	91
Total long-term debt	91	374
Current portion of long-term debt	(29)	(297)
Long-term debt, net of current maturities	$62	$77

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended June 30, 2025 and 2024, respectively, and $1 thousand for the six months ended June 30, 2025 and 2024, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2024, the Company financed $0.3 million with a 9.99% interest rate and is obligated to make payments on a monthly basis through June 2025. As of June 30, 2025 and December 31, 2024, the Financed Insurance Loan’s outstanding balance of zero and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets. A corresponding prepaid asset was included in other current assets in the Company’s condensed consolidated balance sheets.

Business Loan Agreement.

On May 1, 2024, the Company entered into a Business Loan and Security Agreement (the “Loan Agreement”) with Altbanq Lending LLC, pursuant to which the Company obtained a loan in the principal amount of $250,000 (the “Secured Loan”). According to the Loan Agreement, the Company granted the lender a continuing security interest in certain collateral (as defined in the Loan Agreement). Furthermore, the Company’s Chief Executive Officer provided a personal guaranty for the Secured Loan. The Secured Loan has a term of one year and an interest rate of 20%, such that pursuant to the Loan Agreement, the Company is obligated to pay the Lender 52 payments of $5,769 on a weekly basis and the total sum of the Secured Loan and interest (not including any fees) is equal to a total repayment amount of $300,000 (the “Repayment Amount”). If the Company defaulted on payments then a default fee of $15,000 shall be payable to the lender. As of the date hereof, the Repayment Amount was paid in full and the Company did not default on any payments.

The Company has the right, at its discretion, to request the lender to loan an additional amount of up to $250,000 on the same terms and conditions as set forth in the Loan Agreement, provided that there has been no material change in the Company’s finances.

As of June 30, 2025 and December 31, 2024, the outstanding balance of zero and $0.1 million, respectively, under the Loan Agreement, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets.

4. ACCRUED EXPENSES

Accrued expenses at June 30, 2025 and December 31, 2024 are as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Accrued expenses	$586	$595
Accrued compensation	1,094	955
Accrued franchise, property and sales and use taxes	194	173
CHC temporary funding assistance	582	1,057
Accrued interest	19	19
	$2,475	$2,799

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

During the year ended December 31, 2024, the Company received approximately $1.1 million through CHC’s Temporary Assistance Program. On October 28, 2024, the Company received a notice from CHC stating that they have restored the connectivity of their systems and are requesting repayment of the funds the Company received through the Temporary Assistance Program. The repayment date contained in the notice was January 2, 2025.

During the six months ended June 30, 2025, we made approximately $0.3 million in repayments to CHC and wrote off another $0.1 million, leaving a balance of approximately $0.6 million. The Company will make equal monthly payments of approximately $83,000 through January 2026 to settle this balance.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2031. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $2.2 million at June 30, 2025.

LEGAL PROCEEDINGS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2025 and December 31, 2024.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program and from finance leases for laboratory equipment. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. Derecognized finance lease ROU assets for the three and six months ended
June 30, 2025 were $4 thousand, respectively. There were no derecognized finance lease ROU assets for the three and six months ended June 30, 2024. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was less than $0.1 million as of June 30, 2025 and December 31, 2024, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets, net	$1,756	$395
Finance lease right-of-use assets, net	797	517
Total lease assets	$2,553	$912

Liabilities:
Current:
Current maturities of operating lease liabilities	$236	$201
Current maturities of finance lease liabilities	171	124
Noncurrent:
Operating lease liabilities, less current maturities	1,543	206
Finance lease liabilities, less current maturities	570	348
Total lease liabilities	$2,520	$879

As of June 30, 2025, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	June 30,	June 30,	June 30,
	2025	2025	2025
2025 (remaining)	$194	$125	$319
2026	414	225	639
2027	459	199	658
2028	495	158	653
2029	529	101	630
Thereafter	176	151	327
Total lease obligations	2,267	959	3,226
Less: Amount representing interest	(488)	(218)	(706)
Present value of net minimum lease obligations	1,779	741	2,520
Less, current portion	(236)	(171)	(407)
Long term portion	$1,543	$570	$2,113

Other information as of June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	4.9	1.9
Finance leases	4.8	4.4
Weighted-average discount rate:
Operating leases	10.00%	8.00%
Finance leases	11.96%	11.20%

During each of the six months ended June 30, 2025 and 2024, operating cash flows from operating leases was $0.1 million, and operating lease ROU assets obtained in exchange for operating lease liabilities were $1.5 million and zero, respectively.

During the six months ended June 30, 2025 and 2024, finance lease ROU assets obtained in exchange for finance lease liabilities were $0.3 million and $0.2 million, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million during the three and six months ended June 30, 2025 and 2024, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and six months ended June 30, 2025 and 2024, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. The balances within these accounts are less than $0.1 million, respectively.

7. STOCKHOLDERS’ EQUITY

Common Stock.

Pursuant to our Third Amended and Restated Certificate of Incorporation, as amended, we currently have 150,000,000 shares of common stock authorized for issuance. On December 20, 2018, the Company’s shareholders approved the proposal to authorize the Company’s Board of Directors (the “Board”) to, in its discretion, amend the Company’s Third Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 150,000,000 shares to 250,000,000 shares. The Company has not yet implemented this increase.

During the three and six months ended June 30, 2025, the Company issued 11,984 and 22,657 shares of its common stock, respectively, in connection with Board fees of approximately $0.1 million, respectively.

At The Market Offering Agreement

AGP 2023 Sales Agreement

On April 14, 2023, the Company entered into the AGP 2023 Sales Agreement with AGP, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the shares of common stock. AGP will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares of common stock pursuant to the AGP 2023 Sales Agreement.

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

During the three and six months ended June 30, 2025, there were no sales of common stock pursuant to the AGP 2023 Sales Agreement. During the three and six months ended June 30, 2024, we received net proceeds of $11 thousand and $0.1 million, respectively, from the sale of 1,655 and 11,822 shares of common stock, respectively, pursuant to the AGP 2023 Sales Agreement.

As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $0.1 million in net proceeds, after issuance costs of approximately $2 thousand, from the sales of 11,847 shares of common stock through AGP. We have approximately $1.0 million of remaining availability pursuant to the 2024 Prospectus Supplement and $3.7 million of remaining availability under the 2023 Registration Statement.

Preferred Stock.

The Board is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, from time to time, with such designations, powers, preferences and rights and such qualifications, limitations and restrictions as may be provided in a resolution or resolutions adopted by the Board.

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

There were no conversions of Series B Preferred Stock during the three and six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at June 30, 2025 were convertible into 5,875 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of June 30, 2025:

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

RDO Common Warrants. In connection with the Registered Direct Offering and concurrent private placement in June 2023, the Company issued 444,444 warrants to purchase up to 444,444 shares of common stock (the “RDO Common Warrants”). The RDO Common Warrants are exercisable beginning six months after the date of issuance, have an exercise price of $12.60 per share, and will expire December 12, 2028.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. During the year ended December 31, 2024, the last remaining warrants related to Bridge Note Warrant Liabilities expired and thus at June 30, 2025 and December 31, 2024, there were no warrant liabilities to be valued.

During the three and six months ended June 30, 2024, the changes in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were zero, respectively.

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 395,380 at June 30, 2025, of which 25,783 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Board or Compensation Committee of the Board. During the six months ended June 30, 2025, the shares authorized for issuance increased by 74,681 shares.

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

During the six months ended June 30, 2025, the Company granted stock options to purchase up to 79,500 shares of common stock at a weighted average exercise price of $6.09 per share. The stock options granted have either time-based or market-condition vesting.

The awards with time-based vesting have vesting periods of up to four years and had grant date fair values between $5.24 and $6.58. The fair value was calculated using the Black-Scholes option pricing model and used the following assumptions: risk free interest rate of 4.02% to 4.65%, based on the U.S. Treasury yield in effect at the time of grant; expected life of five to six years; and volatility of 124% to 128% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The awards with market-condition vesting have a derived service period of 1.6 years and had a grant date fair value of $5.70. The fair value was calculated using a Monte Carlo Simulation and used the following assumptions: risk free interest rate of 4.67%; remaining term of ten years; and volatility of 121%.

The following table summarizes stock option activity under our plans during the six months ended June 30, 2025:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2025	303,932	$7.18
Granted	79,500	6.09
Forfeited	(16,396)	6.08
Outstanding at June 30, 2025	367,036	$7.00
Exercisable at June 30, 2025	232,844	$7.34

As of June 30, 2025, there were 308,173 options that were vested or expected to vest with aggregate intrinsic value of $1.3 million and a remaining weighted average contractual life of 6.6 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

As of June 30, 2025 and December 31, 2024, there were 2,492 and zero restricted stock awards that were vested and unvested, respectively.

There were no restricted stock awards granted during the three and six months ended June 30, 2025 and 2024, respectively.

Stock Compensation.

For the three and six months ended June 30, 2025, we recorded non-cash stock-based compensation expense for all stock awards of approximately $0.4 million and $0.9 million, respectively, within operating expense in the accompanying statements of operations. For the three and six months ended June 30, 2024, we recorded non-cash stock-based compensation expense for all stock awards of $0.3 million and $0.7 million, respectively. As of June 30, 2025, the unrecognized compensation expense related to unvested stock awards was $0.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,
(dollars in thousands)	Diagnostic Testing
	2025	2024
Medicaid	$8	$20
Medicare	2,285	1,525
Self-pay	5	14
Third party payers	2,684	2,348
Contract diagnostics and other	23	2
Service revenue, net	$5,005	$3,909

	For the Six Months Ended June 30,
(dollars in thousands)	Diagnostic Testing
	2025	2024
Medicaid	$13	$25
Medicare	4,189	2,616
Self-pay	10	32
Third party payers	5,009	4,053
Contract diagnostics and other	41	4
Service revenue, net	$9,262	$6,730

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended June 30, 2025 and December 31, 2024, the deferred revenue was $0.3 million and $0.2 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2025	2024	2025	2024	2025	2024
Medicaid	$8	$20	$—	$—	$8	$20
Medicare	2,284	1,525	—	—	2,284	1,525
Self-pay	5	14	—	—	5	14
Third party payers	9,392	7,961	(6,707)	(5,613)	2,685	2,348
Contract diagnostics and other	23	2	—	—	23	2
	11,712	9,522	(6,707)	(5,613)	5,005	3,909
Product	624	598	—	—	624	598
	$12,336	$10,120	$(6,707)	$(5,613)	$5,629	$4,507

	For the Six Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2025	2024	2025	2024	2025	2024
Medicaid	$13	$25	$—	$—	$13	$25
Medicare	4,188	2,616	—	—	4,188	2,616
Self-pay	10	32	—	—	10	32
Third party payers	17,530	13,929	(12,520)	(9,876)	5,010	4,053
Contract diagnostics and other	41	4	—	—	41	4
	21,782	16,606	(12,520)	(9,876)	9,262	6,730
Product	1,278	1,255	—	—	1,278	1,255
	$23,060	$17,861	$(12,520)	$(9,876)	$10,540	$7,985

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses. The change in the allowance for credit losses is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2025	2024	2025	2024	2025	2024
Medicaid	$8	$20	$15	$(7)	$23	$13
Medicare	2,284	1,525	9	(23)	2,293	1,502
Self-pay	5	14	—	(1)	5	13
Third party payers	2,685	2,348	1	(35)	2,686	2,313
Contract diagnostics and other	23	2	—	—	23	2
	5,005	3,909	25	(66)	5,030	3,843
Product	624	598	—	—	624	598
	$5,629	$4,507	$25	$(66)	$5,654	$4,441

	For the Six Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2025	2024	2025	2024	2025	2024
Medicaid	$13	$25	$33	$(9)	$46	$16
Medicare	4,188	2,616	9	(39)	4,197	2,577
Self-pay	10	32	—	(3)	10	29
Third party payers	5,010	4,053	1	(61)	5,011	3,992
Contract diagnostics and other	41	4	—	—	41	4
	9,262	6,730	43	(112)	9,305	6,618
Product	1,278	1,255	—	—	1,278	1,255
	$10,540	$7,985	$43	$(112)	$10,583	$7,873

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	June 30, 2025	December 31, 2024
Medicaid	$22	$(12)
Medicare	1,430	1,086
Self-pay	9	13
Third party payers	650	530
Contract diagnostic services, product and other	309	177
	$2,420	$1,794
Less allowance for credit losses	(932)	(995)
Accounts receivable, net	$1,488	$799

The following table presents the roll-forward of the allowance for credit losses for the six months ended June 30, 2025.

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Balance, January 1	$(995)	$(2,572)
Provision for credit losses:
Medicaid	33	(9)
Medicare	9	(39)
Self-pay	—	(3)
Third party payers	1	(61)
	43	(112)
Credit loss income (expense)	20	—
Total charges	63	(112)
Balance, June 30	$(932)	$(2,684)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Net sales		Accounts receivable, as of
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024

Customer A	*	*	*	*	11%	*
Customer B	*	*	*	*	*	*
Customer C	27%	12%	27%	*	25%	29%

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

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$5,654	$4,441	$10,583	$7,873
Less expense (income):
Cost of sales	3,225	2,725	6,014	5,237
Operating expenses (1)	3,253	2,925	6,252	5,919
Other segment expense (income) (2)	(898)	11	(873)	16
Net income (loss)	$74	$(1,220)	$(810)	$(3,299)

(1) Operating expenses include sales and marketing expenses, general and administrative expenses, research and development expenses and stock-based compensation.

(2) Other segment items include interest income, interest expense, gain on write-off of liability and other income, including Employee Retention Credits received.

12. EMPLOYEE RETENTION CREDIT

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the provisions of the CARES Act, and the subsequent extensions, the Company became eligible to apply for a refundable Employee Retention Credit (the “ERC”) subject to certain criteria, which could be used to offset payroll tax liabilities.

In November 2022, the Company submitted an ERC claim totaling approximately $1.5 million. During the three months ended June 30, 2025, the Company received payments for part of the ERC claim totaling approximately $0.8 million. The Company recorded this as other income in the condensed consolidated statements of operations for the second quarter 2025.

The Company retains all rights to pursue and receive the remaining balance of approximately $0.7 million and is actively evaluating the likelihood and timing of any additional disbursements. The Company has not waived any claims to the unpaid portion of the ERC and is taking reasonable steps to secure the remaining balance. However, there can be no assurance as to the timing, amount, or certainty of receipt of additional funds, and the Company will continue to assess the collectability of the remaining claim in accordance with applicable accounting standards.

13. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2025 through the date of this Quarterly Report on Form 10-Q, and any material subsequent events are reported below.

Warrant Exercise.

In July 2025, the Company issued 100,000 shares of its common stock in connection with the exercise of 100,000 warrants that had been outstanding as of June 30, 2025. The warrant exercise resulted in net cash proceeds to the Company of approximately $1.3 million. The Company also amended the warrant agreement with the warrant holder giving the holder the right, at its discretion, to exercise its remaining outstanding warrants in a cashless manner. As of the date of this Quarterly Report on Form 10-Q, the holder has approximately 206,000 warrants outstanding.

One Big Beautiful Bill Act.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the newly enacted tax law and its impact on the Company's forecasted annual effective tax rate in subsequent periods as required.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the audited financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the Securities and Exchange Commission on March 27, 2025. Results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be attained in the future.

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

During the six months ended June 30, 2025, we have made approximately $0.3 million in repayments to CHC and in May 2025, we wrote off another $0.1 million. See Note 4 – “Accrued Expenses and Other Current Liabilities” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Employee Retention Credit (ERC)

On March 27, 2020, the U.S. government enacted the CARES Act. Under the provisions of the CARES Act, and its subsequent extensions, the Company became eligible to apply for a refundable Employee Retention Credit (the “ERC”), subject to certain criteria, which could be used to offset payroll tax liabilities.

In November 2022, the Company submitted an ERC claim totaling approximately $1.5 million. During the three months ended June 30, 2025, the Company received payments totaling approximately $0.8 million. The Company recorded this amount as other income in the condensed consolidated statements of operations for the second quarter of 2025.

The Company retains all rights to pursue and receive the remaining balance of approximately $0.7 million and is actively evaluating the likelihood and timing of any additional disbursements. The Company has not waived any claims to the unpaid portion of the ERC and is taking reasonable steps to secure the remaining balance. However, there can be no assurance as to the timing, amount, or certainty of receipt of additional funds, and the Company will continue to assess the collectability of the remaining claim in accordance with applicable accounting standards.

The $0.8 million ERC refund and the $0.1 million CHC write-off discussed above are non-recurring items and, as a result of these non-recurring items, we recorded approximately $0.9 million of other income in the condensed consolidated statements of operations for the second quarter of 2025.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. We have incurred substantial operating losses and have typically used cash in our operating activities for the past several years. For the six months ended June 30, 2025, we had an operating loss of $1.7 million and net cash provided by operating activities of $0.3 million. As of June 30, 2025, we had an accumulated deficit of $103.3 million and a working capital deficit of $0.3 million. Our ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

One Big Beautiful Bill Act of 2025

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently assessing the impact of the OBBBA on its business, outlook, and financial statements.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2025	2024	$	%
Service revenue, net, less allowance for credit loss	$5,030	$3,843	$1,187	31%
Product revenue	624	598	26	4%
Net Sales	$5,654	$4,441	$1,213	27%

Net sales for the three months ended June 30, 2025 were approximately $5.7 million, an increase of $1.2 million as compared to the same period in 2024. During the three months ended June 30, 2025, patient diagnostic service revenue increased $1.2 million as compared to the same period in 2024. This increase was due to a greater number of cases processed in the current year period. We processed 3,692 cases during the three months ended June 30, 2025 as compared to 3,099 cases during the same period in 2024, or a 19% increase in cases. The Company routinely records revenue adjustments due to over-collections of recognized revenue and changes in expected reimbursement rates. During the three months ended June 30, 2025 and 2024, such adjustment was $0.4 million and $0.1 million, respectively. Product revenue for the three months ended June 30, 2025 increased less than $0.1 million as compared to the prior year second quarter.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.5 million for the three months ended June 30, 2025 as compared to the same period in 2024. The increase is primarily attributable to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the higher number of cases processed, as discussed above.

Gross Profit and Gross Margins. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2025	2024	$	%
Gross Profit	$2,426	$1,716	710	41
Gross Margin	43%	39%

Gross margin was 43% and 39% of total net sales for the three months ended June 30, 2025 and 2024, respectively. Gross profit was approximately $2.4 million and $1.7 million during the three months ended June 30, 2025 and 2024, respectively. The gross profit increased $0.7 million during the three months ended June 30, 2025, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. The increase in case volume enabled our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased by $0.3 million for the three months ended June 30, 2025 as compared to the same period in 2024. For the three months ended June 30, 2025: (1) stock-based compensation increased by $0.1 million, (2) general and administrative expenses increased by $0.2 million due to a $0.1 million increase in personnel costs and a $0.1 million increase in other costs, (3) sales and marketing expenses decreased by $0.1 million due decreases in personnel and marketing costs, and (4) research and development expenses increased by $0.1 million due to an increase in operating supplies.

Other (Expense) Income. We recorded net other income of $0.9 million for the three months ended June 30, 2025 which included income of $0.1 million from the gain on settlement of liabilities, income of $0.8 million from the receipt of Employee Retention Credits, and net interest expense of $23 thousand. During the three months ended June 30, 2024, we recorded net other expense of $11 thousand which was related to net interest expense.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2025	2024	$	%
Service revenue, net, less allowance for credit loss	$9,305	$6,618	$2,687	41%
Product revenue	1,278	1,255	23	2%
Net Sales	$10,583	$7,873	$2,710	34%

Net sales for the six months ended June 30, 2025 were approximately $10.6 million, an increase of $2.7 million as compared to the same period in 2024. During the six months ended June 30, 2025, patient diagnostic service revenue increased by $2.7 million as compared to the same period in 2024. This increase was due to a greater number of cases processed in the current year period. We processed 6,713 cases during the six months ended June 30, 2025 as compared to 5,161 cases during the same period in 2024, or a 30% increase in cases. Product revenue for the six months ended June 30, 2025 stayed relatively consistent as compared to the same period in 2024.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.8 million for the six months ended June 30, 2025 as compared to the same period in 2024. The increase is primarily attributable to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the higher number of cases processed, as discussed above.

Gross Profit and Gross Margins. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2025	2024	$	%
Gross Profit	$4,569	2,636	1,933	73
Gross Margin	43%	34%

Gross margin was 43% and 34% of total net sales for the six months ended June 30, 2025 and 2024, respectively. Gross profit was approximately $4.6 million and $2.6 million during the six months ended June 30, 2025 and 2024, respectively. The gross profit increased during the six months ended June 30, 2025, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. The increase in case volume enabled our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased $0.3 million for the six months ended June 30, 2025 as compared to the same period in 2024. For the six months ended June 30, 2025: (1) stock-based compensation increased by $0.2 million, (2) general and administrative expenses increased by $0.2 million due to a $0.2 million increase in personnel costs and a $0.1 million increase in other costs, partially offset by a $0.1 million decrease in legal and other professional fees, (3) sales and marketing expenses decreased by $0.2 million due decreases in personnel and marketing costs, and (4) research and development expenses increased by $0.1 million due to an increase in personnel costs and operating supplies.

Other (Expense) Income. We recorded net other income of $0.9 million for the six months ended June 30, 2025 which included income of $0.1 million from the gain on settlement of liabilities, income of $0.8 million from the receipt of Employee Retention Credits, and net interest expense of $48 thousand. During the six months ended June 30, 2024, we recorded net other expense of $16 thousand which was related to net interest expense.

Liquidity and Capital Resources

Our working capital positions were as follows (in thousands):

	June 30, 2025	December 31, 2024	Change
Current assets (including cash of $1,130 and $1,389 respectively)	$4,053	$3,451	$602
Current liabilities	4,353	4,271	82
Working capital	$(300)	$(820)	$520

In July 2025, the Company received net cash proceeds of approximately $1.3 million from the exercise of 100,000 warrants, which resulted in the issuance of 100,000 shares of common stock of the Company.

Analysis of Cash Flows – Six Months Ended June 30, 2025 and 2024

	Dollars in Thousands
	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$309	$(167)	$476
Net cash used in investing activities	(197)	(70)	(127)
Net cash (used in) provided by financing activities	(371)	14	(385)
Net change in cash	$(259)	$(223)	$(36)

Cash Flows Provided by or Used in Operating Activities. The cash flows provided by operating activities of $0.3 million during the six months ended June 30, 2025 included a decrease in other assets of $0.1 million, an increase in accounts payable of $0.5 million, an increase in deferred revenues of $0.1 million, and non-cash adjustments of $1.6 million. These were partially offset by a net loss of $0.8 million, an increase in accounts receivables of $0.6 million, an increase in inventories of $0.3 million, a decrease in operating lease liabilities of $0.1 million and a decrease in accrued expenses of $0.2 million. The non-cash adjustments included less than $0.1 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $1.5 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows used in operating activities of approximately $0.2 million during the six months ended June 30, 2024 included a net loss of $3.3 million, an increase in inventories of $0.3 million and a decrease in operating lease liabilities of $0.1 million. These were partially offset by a decrease in accounts receivables of $0.1 million, a decrease in other assets of $0.2 million, an increase in accounts payable of $0.2 million, an increase in deferred revenues of $0.1 million, an increase in accrued expenses of $1.1 million and non-cash adjustments of $1.8 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were approximately $0.2 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows used in financing activities totaled $0.4 million for the six months ended June 30, 2025, which included $0.4 million in payments on our long-term debt and finance lease obligations. Cash flows provided by financing activities totaled less than $0.1 million for the six months ended June 30, 2024, which included $0.3 million of proceeds from debt and $0.1 million of proceeds from the issuance of common stock.  These were partially offset by $0.3 million in payments on our long-term debt and finance lease obligations.

For further information regarding the Company’s future funding requirements, see the Going Concern disclosure in Note 1 of the notes to the unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of June 30, 2025 and December 31, 2024, other than certain purchase commitments of approximately $2.2 million and $3.1 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended June 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025.

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

Impact of Inflation

Inflationary factors, such as increases in our cost of goods, labor, or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three and six months ended June 30, 2025 and 2024. We cannot assure you, however, that we will be able to increase the prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our most recent Annual Report, other than as described below.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. For example, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. Further, changes to tax laws could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. Furthermore, as we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None
(b)	None
(c)	None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s 8-K filed on June 30, 2017).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 30, 2017).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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

PRECIPIO, INC.

Date: August 13, 2025	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)