Form 10-Q
period 2025-09-30
Precipio, Inc.
filed 2025-11-14
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of November 11, 2025, the number of shares of common stock outstanding was 1,752,007.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(unaudited)
	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$2,305	$1,389
Accounts receivable (net of allowance for credit losses of $1,050 and $995, respectively)	1,957	799
Inventories	788	724
Other current assets	618	539
Total current assets	5,668	3,451

PROPERTY AND EQUIPMENT, NET	771	719

OTHER ASSETS:
Finance lease right-of-use assets, net	1,059	517
Operating lease right-of-use assets, net	2,431	395
Intangibles, net	11,157	11,869
Other assets	67	45
Total assets	$21,153	$16,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$30	$297
Current maturities of finance lease liabilities	215	124
Current maturities of operating lease liabilities	366	201
Accounts payable	1,138	618
Accrued expenses	2,428	2,799
Deferred revenue	276	232
Total current liabilities	4,453	4,271
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	55	77
Finance lease liabilities, less current maturities	799	348
Operating lease liabilities, less current maturities	2,097	206
Total liabilities	7,404	4,902
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at September 30, 2025 and December 31, 2024, 47 shares issued and outstanding at September 30, 2025 and December 31, 2024, liquidation preference of $105 at September 30, 2025	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2025 and December 31, 2024, 1,745,887 and 1,493,639 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	17	15
Additional paid-in capital	117,061	114,519
Accumulated deficit	(103,329)	(102,440)
Total stockholders’ equity	13,749	12,094
Total liabilities and stockholders’ equity	$21,153	$16,996

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SALES:
Service revenue, net	$6,164	$4,599	$15,426	$11,329
Product revenue	721	681	1,999	1,936
Revenue, net of contractual allowances and adjustments	6,885	5,280	17,425	13,265
Adjustment for allowance for credit losses	(118)	(71)	(75)	(183)
Net sales	6,767	5,209	17,350	13,082
COST OF SALES:
Cost of service revenue	3,260	2,579	8,599	7,105
Cost of product revenue	502	353	1,177	1,064
Total cost of sales	3,762	2,932	9,776	8,169
Gross profit	3,005	2,277	7,574	4,913
OPERATING EXPENSES:
Operating expenses	3,066	2,874	9,318	8,793
OPERATING LOSS	(61)	(597)	(1,744)	(3,880)
OTHER INCOME (EXPENSE):
Interest expense, net	(9)	(29)	(57)	(45)
Gain on settlement of liability	–	–	143	—
Employee Retention Credit	–	–	789	—
Other expense	(9)	–	(20)	—
Total other (expense) income	(18)	(29)	855	(45)
LOSS BEFORE INCOME TAXES	(79)	(626)	(889)	(3,925)
INCOME TAX EXPENSE	–	–	–	—
NET LOSS	$(79)	$(626)	$(889)	$(3,925)

Net loss per common share:
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.42)	$(0.57)	$(2.69)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,637,486	1,480,217	1,552,024	1,456,653

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, July 1, 2025	47	$—	1,516,296	$15	$115,523	$(103,250)	$12,288
Net loss	—	—	—	—	—	(79)	(79)
Proceeds upon issuance of common stock from exercise of warrants	—	—	226,303	2	1,258	—	1,260
Issuance of common stock for Board fees and consulting services	—	—	3,288	—	48	—	48
Stock-based compensation	—	—	—	—	232	—	232
Balance, September 30, 2025	47	$—	1,745,887	$17	$117,061	$(103,329)	$13,749

	For the Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2025	47	$—	1,493,639	$15	$114,519	$(102,440)	$12,094
Net loss	—	—	—	—	—	(889)	(889)
Proceeds upon issuance of common stock from exercise of warrants	—	—	226,303	2	1,258	—	1,260
Issuance of common stock for Board fees and consulting services	—	—	25,945	—	180	—	180
Stock-based compensation	—	—	—	—	1,104	—	1,104
Balance, September 30, 2025	47	$—	1,745,887	$17	$117,061	$(103,329)	$13,749

	For the Three Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, July 1, 2024	47	$—	1,469,540	$14	$113,550	$(101,449)	$12,115
Net loss	—	—	—	—	—	(626)	(626)
Issuance of common stock for Board fees and consulting services	—	—	12,593	1	57	—	58
Stock-based compensation	—	—	—	—	398	—	398
Balance, September 30, 2024	47	$—	1,482,133	$15	$114,005	$(102,075)	$11,945

	For the Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2024	47	$—	1,420,125	$14	$112,565	$(98,150)	$14,429
Net loss	—	—	—	—	—	(3,925)	(3,925)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	11,822	—	78	—	78
Issuance of common stock for Board fees and consulting services	—	—	50,186	1	308	—	309
Stock-based compensation	—	—	—	—	1,054	—	1,054
Balance, September 30, 2024	47	$—	1,482,133	$15	$114,005	$(102,075)	$11,945

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(889)	$(3,925)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	938	900
Amortization of operating lease right-of-use asset	211	165
Amortization of finance lease right-of-use asset	127	66
Amortization of deferred financing costs, debt discounts and debt premiums	2	2
Gain on settlement of liability	(143)	—
Stock-based compensation	1,104	1,054
Value of stock issued in payment of Board fees and consulting services	180	309
Provision for credit losses	55	183
Derecognition of finance lease right-of-use asset and liability	(4)	—
Derecognition of operating lease right-of-use asset and liability	(38)	—
Loss on disposal of asset	20	—
Changes in operating assets and liabilities:
Accounts receivable	(1,213)	97
Inventories	(64)	(206)
Other assets	(101)	249
Accounts payable	473	55
Operating lease liabilities	(152)	(166)
Deferred revenue	44	172
Accrued expenses	(231)	919
Net cash provided by (used in) operating activities	319	(126)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(251)	(179)
Net cash used in investing activities	(251)	(179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(103)	(62)
Deposits on finance lease right-of-use assets	(20)	(28)
Issuance of common stock, net of issuance costs	—	78
Proceeds from exercise of warrants	1,260	—
Proceeds from debt	—	250
Principal payments on long-term debt	(289)	(382)
Net cash flows provided by (used in) financing activities	848	(144)
NET CHANGE IN CASH	916	(449)
CASH AT BEGINNING OF PERIOD	1,389	1,502
CASH AT END OF PERIOD	$2,305	$1,053

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$72	$54

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	47	24
Prepaid insurance financed with loan	—	317
Operating lease right-of-use assets obtained in exchange for operating lease obligations	2,248	—
Finance lease right-of-use assets obtained in exchange for finance lease obligations	649	205

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses and has typically used cash in its operating activities for the past several years. For the nine months ended

September 30, 2025, the Company had an operating loss of $1.7 million and net cash provided by operating activities of $0.3 million. As of September 30, 2025, the Company had an accumulated deficit of $103.3 million and working capital of $1.2 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed, to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet its current and future obligations the Company has taken the following steps to capitalize its business:

●	During the three months ended September 30, 2025, the Company received proceeds of approximately $1.3 million from the exercise of 100,000 warrants. As of September 30, 2025, the Company still has 31,944 warrants outstanding. However, there is no guarantee that the Company will receive future proceeds from the outstanding warrants as they may never be exercised or they may be exercised in a cashless manner. See Note 7 – “Stockholders’ Equity, Common Stock Warrants,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K, filed with the SEC on March 27, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates the previous stage-based model for capitalizing software costs and replaces it with a principles-based framework. This new guidance is designed to be more adaptable to modern, agile software development methods, clarifying when an entity should capitalize software costs based on a “probable-to-complete” threshold. This ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and may be applied using a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

Loss Per Share.

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock using the treasury stock method, unless their effect is antidilutive. Options, warrants and conversion rights pertaining to 411,726 and 753,752 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2025 and 2024, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	September 30,
	2025	2024
Stock options	373,907	303,433
Warrants	31,944	444,444
Preferred stock	5,875	5,875
Total	411,726	753,752

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	September 30, 2025	December 31, 2024
Connecticut Department of Economic and Community Development (DECD)	$92	$115
DECD debt issuance costs	(7)	(9)
Financed insurance loan	—	177
Business loan agreement	—	91
Total long-term debt	85	374
Current portion of long-term debt	(30)	(297)
Long-term debt, net of current maturities	$55	$77

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended September 30, 2025 and 2024, respectively, and $2 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”). In July 2024, the Company financed $0.3 million with a 9.99% interest rate and made payments on a monthly basis through June 2025. As of September 30, 2025 and December 31, 2024, the Financed Insurance Loan’s outstanding balance of zero and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets. A corresponding prepaid asset was included in other current assets in the Company’s condensed consolidated balance sheets.

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

As of September 30, 2025 and December 31, 2024, the outstanding balance of zero and $0.1 million, respectively, under the Loan Agreement, was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets.

4. ACCRUED EXPENSES

Accrued expenses at September 30, 2025 and December 31, 2024 are as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Accrued expenses	$477	$595
Accrued compensation	1,419	955
Accrued franchise, property and sales and use taxes	180	173
CHC temporary funding assistance	333	1,057
Accrued interest	19	19
	$2,428	$2,799

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

During the nine months ended September 30, 2025, we made approximately $0.6 million in repayments to CHC and wrote off another $0.1 million, leaving a balance of approximately $0.3 million. The Company will make equal monthly payments of approximately $83,000 through January 2026 to settle this balance.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. These agreements started in 2011 and run through 2031. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $1.9 million at September 30, 2025.

LEGAL PROCEEDINGS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2025 and December 31, 2024.

As previously disclosed, the Company was involved in a legal proceeding brought by a former employee before the court in San Antonio, Texas, alleging unfair dismissal and seeking monetary damages. The matter has since been resolved through a settlement agreement. The settlement was reached without any admission of liability and is not material to the Company’s financial statements. Accordingly, the matter is considered closed.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program and from finance leases for laboratory equipment. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. Derecognized finance lease ROU assets for the three and nine months ended
September 30, 2025 were zero and $4 thousand, respectively. There were no derecognized finance lease ROU assets for the three and nine months ended September 30, 2024. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was less than $0.1 million as of September 30, 2025 and December 31, 2024, respectively, and is included in other current assets and other assets in our condensed consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Condensed Consolidated Balance Sheet	September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets, net	$2,431	$395
Finance lease right-of-use assets, net	1,059	517
Total lease assets	$3,490	$912

Liabilities:
Current:
Current maturities of operating lease liabilities	$366	$201
Current maturities of finance lease liabilities	215	124
Noncurrent:
Operating lease liabilities, less current maturities	2,097	206
Finance lease liabilities, less current maturities	799	348
Total lease liabilities	$3,477	$879

As of September 30, 2025, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	September 30,	September 30,	September 30,
	2025	2025	2025
2025 (remaining)	$146	$81	$227
2026	594	300	894
2027	648	274	922
2028	691	234	925
2029	734	186	920
Thereafter	290	207	497
Total lease obligations	3,103	1,282	4,385
Less: Amount representing interest	(640)	(268)	(908)
Present value of net minimum lease obligations	2,463	1,014	3,477
Less, current portion	(366)	(215)	(581)
Long term portion	$2,097	$799	$2,896

Other information as of September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	4.7	1.9
Finance leases	4.7	4.4
Weighted-average discount rate:
Operating leases	10.00%	8.00%
Finance leases	10.75%	11.20%

During each of the nine months ended September 30, 2025 and 2024, operating cash flows from operating leases was $0.2 million, and operating lease ROU assets obtained in exchange for operating lease liabilities were $2.2 million and zero, respectively.

During the nine months ended September 30, 2025 and 2024, finance lease ROU assets obtained in exchange for finance lease liabilities were $0.6 million and $0.2 million, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.1 million and $0.2 million during both the three and nine months ended September 30, 2025 and 2024, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and nine months ended September 30, 2025 and 2024, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are $0.1 million and $0.2 million for the three and nine months ended September 30, 2025 and 2024, respectively. The balances within these accounts are included in the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2025, the Company issued 3,288 and 25,945 shares of its common stock, respectively, in connection with Board fees of less than $0.1 million and $0.2 million, respectively.

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

During the three and nine months ended September 30, 2025, there were no sales of common stock pursuant to the AGP 2023 Sales Agreement. During the three and nine months ended September 30, 2024, we received net proceeds of zero and $0.1 million, respectively, from the sale of zero and 11,822 shares of common stock, respectively, pursuant to the AGP 2023 Sales Agreement.

The Company terminated the AGP 2023 Sales Agreement effective September 2, 2025. Following the termination of the AGP 2023 Sales Agreement, the Company may not offer or sell any additional shares of common stock under the AGP 2023 Sales Agreement. As of the date of issuance of this Quarterly Report on Form 10-Q, we have received an aggregate of $0.1 million in net proceeds, after issuance costs of approximately $2 thousand, from the sales of 11,847 shares of common stock through AGP.

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

There were no conversions of Series B Preferred Stock during the three and nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at September 30, 2025 were convertible into 5,875 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of September 30, 2025:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2023	December 2028	31,944	$12.60

(1) These warrants were issued in connection with a June 8, 2023 registered direct offering (the “Registered Direct Offering”) and concurrent private placement and are the RDO Common Warrants discussed below.

No warrants expired during the three and nine months ended September 30, 2025.

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

During the three months ended September 30, 2025, the Company amended the warrant agreements with certain RDO Common Warrant holders giving the holders the right, at their discretion, to exercise their remaining outstanding warrants in a cashless manner.

During the three months ended September 30, 2025, 412,500 RDO Common Warrants were exercised for 226,303 shares of our common stock. The Company received net proceeds of approximately $1.3 million from these exercises. The intrinsic value of the warrants exercised during the three months ended September 30, 2025 was $3.0 million.

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

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. During the year ended December 31, 2024, the last remaining warrants related to Bridge Note Warrant Liabilities expired and thus at September 30, 2025 and December 31, 2024, there were no warrant liabilities to be valued.

During the three and nine months ended September 30, 2024, the changes in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) were zero, respectively.

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 395,380 at September 30, 2025, of which 18,912 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Board or Compensation Committee of the Board. During the nine months ended September 30, 2025, the shares authorized for issuance increased by 74,681 shares.

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

During the nine months ended September 30, 2025, the Company granted stock options to purchase up to 87,000 shares of common stock at a weighted average exercise price of $6.60 per share. The stock options granted have either time-based or market-condition vesting.

The awards with time-based vesting have vesting periods of up to four years and had grant date fair values between $5.24 and $10.67. The fair value was calculated using the Black-Scholes option pricing model and used the following assumptions: risk free interest rate of 4.02% to 4.65%, based on the U.S. Treasury yield in effect at the time of grant; expected life of five to six years; and volatility of 123% to 128% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The awards with market-condition vesting have a derived service period of 1.6 years and had a grant date fair value of $5.70. The fair value was calculated using a Monte Carlo Simulation and used the following assumptions: risk free interest rate of 4.67%; remaining term of ten years; and volatility of 121%.

The following table summarizes stock option activity under our plans during the nine months ended September 30, 2025:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2025	303,932	$7.18
Granted	87,000	6.60
Forfeited	(17,025)	6.31
Outstanding at September 30, 2025	373,907	$7.09
Exercisable at September 30, 2025	243,119	$7.32

As of September 30, 2025, there were 317,028 options that were vested or expected to vest with aggregate intrinsic value of $3.4 million and a remaining weighted average contractual life of 6.4 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

As of September 30, 2025 and December 31, 2024, there were 2,492 and zero restricted stock awards that were vested and unvested, respectively.

There were no restricted stock awards granted during the three and nine months ended September 30, 2025 and 2024, respectively.

Stock Compensation.

For the three and nine months ended September 30, 2025, we recorded non-cash stock-based compensation expense for all stock awards of approximately $0.2 million and $1.1 million, respectively, within operating expense in the accompanying statements of operations. For the three and nine months ended September 30, 2024, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million and $1.1 million, respectively. As of September 30, 2025, the unrecognized compensation expense related to unvested stock awards was $0.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,
(dollars in thousands)	Diagnostic Testing
	2025	2024
Medicaid	$11	$8
Medicare	2,788	1,819
Self-pay	4	1
Third party payers	3,318	2,743
Contract diagnostics and other	43	28
Service revenue, net	$6,164	$4,599

	For the Nine Months Ended September 30,
(dollars in thousands)	Diagnostic Testing
	2025	2024
Medicaid	$24	$33
Medicare	6,977	4,435
Self-pay	14	33
Third party payers	8,327	6,796
Contract diagnostics and other	84	32
Service revenue, net	$15,426	$11,329

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended September 30, 2025 and December 31, 2024, the deferred revenue was $0.3 million and $0.2 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2025	2024	2025	2024	2025	2024
Medicaid	$11	$8	$—	$—	$11	$8
Medicare	2,788	1,819	—	—	2,788	1,819
Self-pay	4	1	—	—	4	1
Third party payers	11,612	9,356	(8,294)	(6,613)	3,318	2,743
Contract diagnostics and other	43	28	—	—	43	28
	14,458	11,212	(8,294)	(6,613)	6,164	4,599
Product	721	681	—	—	721	681
	$15,179	$11,893	$(8,294)	$(6,613)	$6,885	$5,280

	For the Nine Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2025	2024	2025	2024	2025	2024
Medicaid	$24	$33	$—	$—	$24	$33
Medicare	6,977	4,435	—	—	6,977	4,435
Self-pay	14	33	—	—	14	33
Third party payers	29,141	23,285	(20,814)	(16,489)	8,327	6,796
Contract diagnostics and other	84	32	—	—	84	32
	36,240	27,818	(20,814)	(16,489)	15,426	11,329
Product	1,999	1,936	—	—	1,999	1,936
	$38,239	$29,754	$(20,814)	$(16,489)	$17,425	$13,265

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses. The change in the allowance for credit losses is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2025	2024	2025	2024	2025	2024
Medicaid	$11	$8	$(1)	$(3)	$10	$5
Medicare	2,788	1,819	(51)	(27)	2,737	1,792
Self-pay	4	1	—	—	4	1
Third party payers	3,318	2,743	(66)	(41)	3,252	2,702
Contract diagnostics and other	43	28	—	—	43	28
	6,164	4,599	(118)	(71)	6,046	4,528
Product	721	681	—	—	721	681
	$6,885	$5,280	$(118)	$(71)	$6,767	$5,209

	For the Nine Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2025	2024	2025	2024	2025	2024
Medicaid	$24	$33	$32	$(12)	$56	$21
Medicare	6,977	4,435	(42)	(66)	6,935	4,369
Self-pay	14	33	—	(3)	14	30
Third party payers	8,327	6,796	(65)	(102)	8,262	6,694
Contract diagnostics and other	84	32	—	—	84	32
	15,426	11,329	(75)	(183)	15,351	11,146
Product	1,999	1,936	—	—	1,999	1,936
	$17,425	$13,265	$(75)	$(183)	$17,350	$13,082

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	September 30, 2025	December 31, 2024
Medicaid	$24	$(12)
Medicare	1,727	1,086
Self-pay	11	13
Third party payers	808	530
Contract diagnostic services, product and other	437	177
	$3,007	$1,794
Less allowance for credit losses	(1,050)	(995)
Accounts receivable, net	$1,957	$799

The following table presents the roll-forward of the allowance for credit losses for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Balance, January 1	$(995)	$(2,572)
Provision for credit losses:
Medicaid	32	(12)
Medicare	(42)	(66)
Self-pay	—	(3)
Third party payers	(65)	(102)
	(75)	(183)
Credit loss income (expense)	20	—
Total charges	(55)	(183)
Balance, September 30	$(1,050)	$(2,755)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Net sales		Accounts receivable, as of
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024

Customer A	27%	24%	16%	14%	26%	29%
Customer B	11%	*	*	*	*	*

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

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$6,767	$5,209	$17,350	$13,082
Less expense (income):
Cost of sales	3,762	2,932	9,776	8,169
Operating expenses (1)	3,066	2,874	9,318	8,793
Other segment expense (income) (2)	18	29	(855)	45
Net income (loss)	$(79)	$(626)	$(889)	$(3,925)

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

In November 2022, the Company submitted an ERC claim totaling approximately $1.5 million. During the three months ended June 30, 2025, the Company received payments for part of the ERC claim totaling approximately $0.8 million. The Company recorded this as other income in the condensed consolidated statements of operations.

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

13. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2025 through the date of this Quarterly Report on Form 10-Q, and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q or the information incorporated herein by reference, including this Management’s Discussion and Analysis, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest and inflation costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties including increased U.S. trade tariffs, reciprocal and retaliatory tariffs from other countries, and trade disputes with other countries, the ongoing Russia and Ukraine conflict and the Israel-Hamas war, actions of governments including the prolonged U.S. government shutdown and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the SEC. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the audited financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the Securities and Exchange Commission on March 27, 2025. Results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be attained in the future.

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

Along with the delays in billing and cash reimbursements, we incurred approximately $0.3 million of expenses during the year ended December 31, 2024, as we incurred lost collections and used alternative methods for claims processing. CHC established a Temporary Funding Assistance Program to help bridge the gap in short-term cash flow needs for its customers affected by the disruption of its services due to the cyberattack. On October 28, 2024, we received a notice from CHC stating that they had restored the connectivity of their systems. During the year ended December 31, 2024, we received approximately $1.1 million from CHC through this program.

During the nine months ended September 30, 2025, we have made approximately $0.6 million in repayments to CHC and in May 2025, we wrote off another $0.1 million. See Note 4 – “Accrued Expenses” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Employee Retention Credit (ERC)

On March 27, 2020, the U.S. government enacted the CARES Act. Under the provisions of the CARES Act, and its subsequent extensions, we became eligible to apply for a refundable Employee Retention Credit (the “ERC”), subject to certain criteria, which could be used to offset payroll tax liabilities.

In November 2022, we submitted an ERC claim totaling approximately $1.5 million. During the three months ended June 30, 2025, we received payments totaling approximately $0.8 million. We recorded this amount as other income in the condensed consolidated statements of operations.

We retain all rights to pursue and receive the remaining balance of approximately $0.7 million and is actively evaluating the likelihood and timing of any additional disbursements. We have not waived any claims to the unpaid portion of the ERC and is taking reasonable steps to secure the remaining balance. However, there can be no assurance as to the timing, amount, or certainty of receipt of additional funds, and we will continue to assess the collectability of the remaining claim in accordance with applicable accounting standards.

The $0.8 million ERC refund and the $0.1 million CHC write-off discussed above are non-recurring items and, as a result of these non-recurring items, we recorded approximately $0.9 million of other income in the condensed consolidated statements of operations.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business and do not include any adjustments that might result should we be unable to continue as a going concern. We have incurred substantial operating losses and have typically used cash in our operating activities for the past several years. For the nine months ended September 30, 2025, we had an operating loss of $1.7 million and net cash provided by operating activities of $0.3 million. As of September 30, 2025, we had an accumulated deficit of $103.3 million and working capital of $1.2 million. Our ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving its business plan, including generating additional revenue, and raising additional financing to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

To meet our current and future obligations we have taken the following steps to capitalize our business:

●	During the three months ended September 30, 2025, we received proceeds of approximately $1.3 million from the exercise of 100,000 warrants. As of September 30, 2025, the Company still has 31,944 warrants outstanding. However, there is no guarantee that we will receive future proceeds from the outstanding warrants as they may never be exercised or they may be exercised in a cashless manner.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about our ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. There can be no assurance that we will be able to successfully achieve our initiatives summarized above in order to continue as a going concern.

One Big Beautiful Bill Act of 2025

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact us. We are currently assessing the impact of the OBBBA on its business, outlook, and financial statements.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2025	2024	$	%
Service revenue, net, less allowance for credit loss	$6,046	$4,528	$1,518	34%
Product revenue	721	681	40	6%
Net Sales	$6,767	$5,209	$1,558	30%

Net sales for the three months ended September 30, 2025 were approximately $6.8 million, an increase of $1.5 million as compared to the same period in 2024. During the three months ended September 30, 2025, patient diagnostic service revenue increased $1.5 million as compared to the same period in 2024. This increase was due to a greater number of cases processed in the current year period. We processed 4,258 cases during the three months ended September 30, 2025 as compared to 3,584 cases during the same period in 2024, or a 19% increase in cases. We routinely record revenue adjustments due to over-collections of recognized revenue and changes in expected reimbursement rates. During the three months ended September 30, 2025 and 2024, such adjustment was $0.2 million and zero, respectively. Product revenue for the three months ended September 30, 2025 increased less than $0.1 million as compared to the prior year second quarter.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.8 million for the three months ended September 30, 2025 as compared to the same period in 2024. The increase is primarily attributable to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the higher number of cases processed, as discussed above.

Gross Profit and Gross Margins. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2025	2024	$	%
Gross Profit	$3,005	$2,277	728	41
Gross Margin	44%	44%

Gross margin was 44% and 44% of total net sales for the three months ended September 30, 2025 and 2024, respectively. Gross profit was approximately $3.0 million and $2.3 million during the three months ended September 30, 2025 and 2024, respectively. The gross profit increased $0.7 million during the three months ended September 30, 2025, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased by $0.2 million for the three months ended September 30, 2025 as compared to the same period in 2024. For the three months ended September 30, 2025: (1) general and administrative expenses increased by $0.1 million primarily due to increased personnel costs, (2) sales and marketing expenses increased by $0.1 million due increases in personnel and recruiting costs for our sales force, (3) research and development expenses increased by $0.2 million due to an increase in personnel costs of $0.1 million and $0.1 million in non-recurring costs related to an office move, and (4) stock-based compensation decreased by $0.2 million

Other (Expense) Income. We recorded net other expense of $18 thousand for the three months ended September 30, 2025 which included $9 thousand related to net interest expense. During the three months ended September 30, 2024, we recorded net other expense of $29 thousand which was all related to net interest expense.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2025	2024	$	%
Service revenue, net, less allowance for credit loss	$15,351	$11,146	$4,205	38%
Product revenue	1,999	1,936	63	3%
Net Sales	$17,350	$13,082	$4,268	33%

Net sales for the nine months ended September 30, 2025 were approximately $17.4 million, an increase of $4.3 million as compared to the same period in 2024. During the nine months ended September 30, 2025, patient diagnostic service revenue increased by $4.2 million as compared to the same period in 2024. This increase was due to a greater number of cases processed in the current year period. We processed 10,971 cases during the nine months ended September 30, 2025 as compared to 8,745 cases during the same period in 2024, or a 25% increase in cases. Product revenue for the nine months ended September 30, 2025 increased by $0.1 million as compared to the same period in 2024.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $1.6 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase is primarily attributable to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the higher number of cases processed, as discussed above.

Gross Profit and Gross Margins. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2025	2024	$	%
Gross Profit	$7,574	4,913	1,933	73
Gross Margin	44%	38%

Gross margin was 44% and 38% of total net sales for the nine months ended September 30, 2025 and 2024, respectively. Gross profit was approximately $7.6 million and $4.9 million during the nine months ended September 30, 2025 and 2024, respectively. The gross profit increased during the nine months ended September 30, 2025, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. The increase in case volume enabled our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased $0.5 million for the nine months ended September 30, 2025 as compared to the same period in 2024. For the nine months ended September 30, 2025: (1) general and administrative expenses increased by $0.3 million primarily due to increases in personnel costs, (2) sales and marketing expenses decreased by $0.1 million due decreases in marketing costs, (3) research and development expenses increased by $0.3 million due to an increase in personnel costs and operating supplies, and (4) stock-based compensation increased by less than $0.1 million

Other (Expense) Income. We recorded net other income of $0.9 million for the nine months ended September 30, 2025 which included income of $0.1 million from the gain on settlement of liabilities, income of $0.8 million from the receipt of Employee Retention Credits, and net interest expense of $57 thousand. During the nine months ended September 30, 2024, we recorded net other expense of $45 thousand which was related to net interest expense.

Liquidity and Capital Resources

Our working capital positions were as follows (in thousands):

	September 30, 2025	December 31, 2024	Change
Current assets (including cash of $2,305 and $1,389 respectively)	$5,668	$3,451	$2,217
Current liabilities	4,453	4,271	182
Working capital	$1,215	$(820)	$2,035

In July 2025, we received net cash proceeds of approximately $1.3 million from the exercise of 100,000 warrants, which resulted in the issuance of 100,000 shares of common stock of the Company.

Analysis of Cash Flows – Nine Months Ended September 30, 2025 and 2024

	Dollars in Thousands
	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$319	$(126)	$445
Net cash used in investing activities	(251)	(179)	(72)
Net cash provided by (used in) financing activities	848	(144)	992
Net change in cash	$916	$(449)	$1,365

Cash Flows Provided by or Used in Operating Activities. The cash flows provided by operating activities of $0.3 million during the nine months ended September 30, 2025 included an increase in accounts payable of $0.5 million, an increase in deferred revenues of $0.1 million, and non-cash adjustments of $2.4 million. These were partially offset by a net loss of $0.9 million, a decrease in other assets of $0.1 million, an increase in accounts receivables of $1.2 million, an increase in inventories of $0.1 million, a decrease in operating lease liabilities of $0.2 million and a decrease in accrued expenses of $0.2 million. The non-cash adjustments included less than $0.1 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $2.4 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows used in operating activities of approximately $0.1 million during the nine months ended September 30, 2024 included a net loss of $3.9 million, an increase in inventories of $0.2 million and a decrease in operating lease liabilities of $0.2 million. These were partially offset by a decrease in accounts receivables of $0.1 million, a decrease in other assets of $0.2 million, an increase in accounts payable of $0.1 million, an increase in deferred revenues of $0.2 million, an increase in accrued expenses of $0.9 million and non-cash adjustments of $2.7 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were approximately $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, resulting from purchases of property and equipment.

Cash Flows Used in or Provided by Financing Activities. Cash flows provided by financing activities totaled $0.8 million for the nine months ended September 30, 2025, which included $1.3 million in proceeds from the exercise of warrants partially offset by $0.5 million in payments on our long-term debt and finance lease obligations. Cash flows used in financing activities totaled $0.1 million for the nine months ended September 30, 2024, which included $0.5 million in payments on our long-term debt and finance lease obligations. These were partially offset by $0.3 million of proceeds from debt and $0.1 million of proceeds from the issuance of common stock.

For further information regarding our future funding requirements, see the Going Concern disclosure in Note 1 of the notes to the unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of September 30, 2025 and December 31, 2024, other than certain purchase commitments of approximately $1.9 million and $3.1 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended September 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025.

Recently Issued Accounting Pronouncements

See the accompanying unaudited condensed consolidated financial statements and Note 2 - “Summary of Significant Accounting Policies” in the notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding recently issued accounting pronouncements.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods, labor, or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three and nine months ended September 30, 2025 and 2024. We cannot assure you, however, that we will be able to increase the prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that we are in compliance with fraud and abuse regulations, as well as other applicable government laws and regulations. While no material regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

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

From time to time, we are involved in legal proceedings related to matters, which are incidental to our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, but, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

As previously disclosed, the Company was involved in a legal proceeding brought by a former employee before the court in San Antonio, Texas, alleging unfair dismissal and seeking monetary damages. The matter has since been resolved through a settlement agreement. The settlement was reached without any admission of liability and is not material to the Company’s financial statements. Accordingly, the matter is considered closed.

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

We operate mainly in the United States but may sell our products in other countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us.  Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico.

The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

Additionally, severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If the shutdown continues for a prolonged period of time, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we did not have any sales of unregistered securities.

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

PRECIPIO, INC.

Date: November 14, 2025	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)