Form 10-K
period 2025-12-31
Precipio, Inc.
filed 2026-03-30
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported closing price per share of Common Stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second quarter was approximately $15.2 million.

As of March 23, 2026, the number of shares of common stock outstanding was 1,783,682.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2026 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2026 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PRECIPIO, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2025

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the sections entitled “Risk Factors” “Management’s Discussion & Analysis of Financial Condition and Results of Operations” and “Our Business” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, the effects of a cyberattack on us or our operations, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest and inflation costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties including the ongoing Russia and Ukraine conflict and the Israel-Hamas war, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the Securities and Exchange Commission (the “SEC”). In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among other, the following:

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

The following discussion should be read together with our financial statements and related notes contained in this Annual Report. Results for the year ended December 31, 2025 are not necessarily indicative of results that may be attained in the future.

Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear (after the first usage) without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Item 1. Business

We are a healthcare biotechnology company with a mission to battle the systemic problem of disease misdiagnosis, by focusing on improving cancer diagnostics, particularly, hematologic malignancies. Our objective is to enhance diagnostic accuracy and accessibility while building a sustainable business model that supports ongoing innovation. We aim to achieve this through a combination of clinical laboratory services and proprietary diagnostic product development. By integrating diagnostic services with product development, our service business doubles as a self-funded research and development (“R&D”) unit, enabling us to achieve rapid and cost-efficient innovation rather than being a major cost center for us.

This unique integrated operating structure is the foundation of our approach to research, development, and product commercialization. Unlike other companies that rely primarily on stand-alone research facilities or external clinical validation programs, our clinical laboratory operations enables our R&D team to evaluate, refine, and validate diagnostic products in the course of routine clinical testing activities, and at incremental cost. Through these activities, we generate clinical data, operational experience, and specimen access that support ongoing assay development and product improvement. While these activities are initially conducted to provide diagnostic services to patients and their healthcare providers, they also contribute to product development and validation processes.

Our Structure (Two Divisions):

We have a single operating segment but operate two business divisions that are complementary to each other:

Pathology Services Division

Our pathology services division provides specialized cancer diagnostic testing services to physicians, hospitals, and laboratories. This division generates revenue and supports the development of our expertise in oncology diagnostics.

The pathology services division delivers specialized diagnostic testing focused primarily on hematologic cancers. Services include molecular diagnostics, cytogenetics, and related advanced laboratory analyses performed for healthcare providers and institutions. We receive patient samples (blood and biopsies) sent in from clinics and hospitals, and conduct a diagnostic analysis, ultimately providing a pathology report that informs the physician about the nature of the disease the patient has.

The pathology services division operates two full laboratories that include all the equipment, personnel, and work processes required to receive patient samples daily, and deliver clinical results to the physicians under the proper compliance umbrella.

This division provides:

●	An internal clinical environment to develop, test and validate all new products before going to market.
●	Recurring diagnostic service revenue.
●	Direct engagement with clinicians and patient testing needs.
●	Operational experience that informs diagnostic development activities.

While reimbursement levels and testing volumes may vary, we view this division as an important foundation for both current operations and future product development.

Products Division

The products division develops and commercializes proprietary assays designed for use by clinical laboratories. These products allow the Company to expand its reach by enabling other laboratories to benefit from the diagnostic products developed by the Company while building scalable diagnostic solutions.

We believe this dual structure provides a unique model for R&D development of clinically applicable products, while delivering operational stability and supporting innovation and future growth. Furthermore, it provides us with substantial competitive advantages in terms of the economics of product development and time to market.

The products division focuses on developing proprietary diagnostic assays and kits intended for use by other clinical laboratories. These products are designed to improve testing accessibility and laboratory workflow efficiency while enabling broader market reach without requiring us to perform all testing internally.

Key elements of this division include:

●	Assay development and validation.
●	Manufacturing and commercialization of diagnostic kits.
●	Distribution through laboratory partners and commercial channels.

Product revenues may offer greater scalability than traditional laboratory services, although adoption depends on regulatory, reimbursement, and market factors.

Integrated R&D Model: Relationship Between Pathology and Products Divisions

As described above, our pathology services division operates fully equipped clinical laboratories staffed with specialized personnel, as well as the infrastructure necessary to perform complex diagnostic testing. These operations provide access to instrumentation, technical expertise, and clinical workflows that support the development, evaluation, and refinement of the diagnostic products. In addition, our clinical testing activities provide access, where appropriate and consistent with regulatory and ethical requirements, to patient specimens that are critical for assay development, validation, and performance assessment. Such specimens, particularly fresh clinical samples relevant to hematologic malignancies, are extremely difficult and costly for product-focused organizations to obtain in sufficient quantity or condition through external channels.

As a technology innovator, this model provides us with a significant set of competitive advantages. First, the ongoing access to patient specimens removes a significant challenge faced by other manufacturers, both from a cost, as well as from an ability to even procure these samples.

Second, the immediate access to this entire infrastructure, coupled with daily feedback from clinicians, gives us time-to-market advantage in being able to respond to both new scientific publications, as well as market demand, in developing new products.

This integrated operating model allows us to leverage existing revenue-generating laboratory infrastructure to support research and development activities, which reduces development costs and timelines compared to approaches that rely solely on dedicated research facilities or external clinical partnerships. It also enables us to respond quickly to emerging scientific developments by developing new assays or refining existing tests as clinically appropriate. This becomes a key competitive advantage in a constantly-evolving field, by enabling the company to be the first to deliver to the market the most updated, clinically-relevant products.

This integrated approach allows us to:

●	Evaluate clinical needs through direct laboratory operations.
●	Validate assays using operational experience.
●	Refine products based on clinician and laboratory feedback.
●	Leverage clinical samples from the pathology services divisions to develop new assays at a lower cost and faster timeline to go to market.

We believe this model may improve alignment between product development and clinical market demand.

Growth Strategy

Our growth strategy includes several key components:

●	Expansion of Proprietary Diagnostic Products: Increasing commercialization of diagnostic assay kits through partnerships, distribution channels, and broader laboratory adoption.
●	Sustained Pathology Services Operations: Maintaining and expanding diagnostic testing services to support revenue generation, clinical engagement, and operational expertise.

●	Regulatory and Reimbursement Progress: Pursuing appropriate regulatory clearances and reimbursement coverage to support market adoption.
●	Operational Efficiency and Scale: Improving laboratory and manufacturing efficiencies while managing costs to support long-term financial performance.

Execution of this strategy is subject to various risks, including market competition, reimbursement dynamics, regulatory developments, and operational factors as further set out in the Risk Factors.

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

Market

Our market is the United States domestic oncology market where we participate as a commercial diagnostic laboratory and market our products. The oncology total available market, is currently estimated to exceed $116 billion by 2034, with an estimated compound annual growth rate exceeding 5%. We also provide new technologies to the oncology diagnostic laboratory market in the form of HemeScreen and IV-Cell product offerings. The diagnostics product market is estimated to have annual revenues exceeding $56 billion by 2030.  The annual growth rate of each market segment is estimated at 5%. Successful deployment within the United States will be closely followed by international marketing where the same product opportunities exist for our products.

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

Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to, or necessary for, our programs. Our competitors also may obtain Food and Drug Administration (“FDA”) or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Precipio’s HemeScreen panels were designed to meet the clinical requirements outlined in the guidelines, while creating a low cost, easy to operate testing technology that results in a simplified workflow. Our panels:

1.	Typically range from 4-7 genes (matching the clinical requirements);
2.	Are all run on one, inexpensive machine (an RT-PCR, which costs between $30-75k);
3.	Require very basic laboratory training and can be run by any lab tech with limited training; and
4.	Have attractive economics that provide attractive margins to laboratories who decide to use only RUO assays.

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

Precipio’s IV-Cell is, to our knowledge, based on publicly available information, the only known media that has an all-in-one product that includes a base media plus all necessary mitogens, enabling the simultaneous culturing of all 4 cell lineages.

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

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. For example, the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“PPACA”) including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to Center for Medicare and Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.

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

Among the various federal and state laws and regulations that may govern or impact our current and planned operations are the following:

Reimbursement

This section is relevant to our clinical pathology services; our products are sold and invoiced directly (or via distributors) to customers who pay for the products, so there are no reimbursement issues. For our laboratory services, as blood-related cancers are more likely to be developed later in life, the largest insurance provider is Medicare, which constituted approximately 32% of our patients’ cases during the year ended December 31, 2025. Non-Medicare patients are typically insured by private insurance companies who provide patient coverage and pay for patients’ health-related costs. These private insurance companies will often adjust their rates according to the insurance rates annually published by the CMS. We, and other providers, typically bill according to the codes relevant to the tests we conduct.

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

Approximately 40% of our revenue for the year ended December 31, 2025 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected.

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

Currently, we offer our products as RUO products. An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the requirements of the FDA applicable to medical devices. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated or misbranded and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013, the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (“RUO Guidance”), which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status.

Additionally, our laboratories offer testing utilizing our LDTs. Historically, it has been the FDA’s position that it has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the FDA’s requirements for medical devices, such as the FDA’s requirements pertaining to marketing authorization, establishment registration, device listing, the Quality System Regulation (as of February 2, 2026, the Quality Management System Regulation), and other post-market controls.

On April 29, 2024, FDA published a final rule that, if implemented, would have amended FDA’s regulatory definition of in vitro diagnostics to include LDTs and phased out the agency’s longstanding enforcement discretion for most LDTs over a planned multi-stage implementation period. The rule would have subjected many LDTs to premarket review and device regulatory requirements.

Subsequently, in March 2025, a federal district court in American Clinical Laboratory Association v. FDA and Association for Molecular Pathology v. FDA vacated the April 29, 2024 final rule on the basis that FDA lacked statutory authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act. In September 2025, FDA published a rule restoring the regulatory text governing LDTs to the pre-2024 status quo. As a result, the April 2024 final rule is no longer in effect, and there are currently no FDA-imposed device-style premarket requirements or staged compliance deadlines applicable solely because a laboratory develops and uses an LDT.

Accordingly, LDTs continue to be regulated primarily under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and related CMS authorities as laboratory services, and FDA generally continues to exercise enforcement discretion with respect to LDTs. The regulatory framework for LDT oversight remains uncertain, and future actions by FDA, CMS, or Congress or subsequent litigation could alter the applicable requirements or enforcement posture. If FDA, CMS, or Congress adopts new requirements governing LDTs, compliance with such requirements could require significant additional investments in regulatory, quality, clinical validation, operational, and administrative infrastructure and could adversely affect our business, results of operations, financial condition, and prospects.

If the FDA were to determine that certain tests offered by us as LDTs or products offered by us as RUO products are subject to regulation as medical devices for any reason, including new rules, policies or guidance, or due to changes in statute, our tests or products may become subject to extensive FDA requirements. If required, the regulatory marketing authorization process required to market our current or future tests or products as medical devices in the United States may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance, authorization or approval from the FDA. Furthermore, any future legislative proposals, if enacted, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to keep products on the market or develop new products. We are actively monitoring developments, assessing the impact on our operations, and evaluating compliance strategies, including potential FDA submissions and resource allocation for regulatory changes.

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

Under the IVDR’s transitional provisions, devices for which a declaration of conformity was drawn up prior to May 26, 2022 under the IVDD and which require Notified Body involvement the IVDR may continue to be placed on the EU and Northern Ireland markets until December 31, 2028, assuming a Class C risk classification. This is contingent on the devices with post-market surveillance, vigilance, and registration requirements under the IVDR, and provided the manufacturer submits a formal application to an IVDR-designated notified body by May 26, 2026 and concludes a written agreement with that notified body by September 26, 2026. Failure to meet either of these deadlines would result in the loss of transitional protection on that date. HemeScreen qualifies for these transitional provisions by virtue of its registration and sale in Northern Ireland, which follows EU medical device rules under the Windsor Framework.

There is no certainty regarding the timing or outcome of notified body conformity assessments under the IVDR. The transition to IVDR continues to present regulatory, operational, and financial challenges, including potential delays in obtaining notified body certification and increased compliance costs. We are actively monitoring regulatory developments and have taken steps to transition our products to IVDR compliance, including engagement with notified bodies and implementation of enhanced post-market surveillance measures. For more information about how the transitional provisions may impact our business, see “Risk Factors - Changes to the UK regulations may require additional review of our devices and there is a risk our devices may not be compliant with any revised UK regulations” in Item 1A of this Annual Report.

The United Kingdom formally left the EU on January 31, 2020. In respect of medical devices, since the end of the Brexit transition period on January 1, 2021, medical devices must be registered with the Medicines and Healthcare products Regulatory Agency, or MHRA, before being placed on the market in Great Britain. If a manufacturer of a device placed on the market in Great Britain is established outside the United Kingdom, the manufacturer must appoint a UK Responsible Person with a registered place of business in the United Kingdom to act on the manufacturer’s behalf with respect to certain regulatory obligations, including device registration.

CE marked devices and in vitro diagnostic medical devices, or IVDs, that comply with applicable EU legislation may continue to be placed on the Great Britain market until June 30, 2030, at the latest, subject to compliance with applicable registration and post market requirements. Thereafter, devices and IVDs placed on the Great Britain market will generally be required to bear a UK Conformity Assessed, or UKCA, mark, unless otherwise permitted under applicable reliance or transitional mechanisms. Manufacturers may elect to use the UKCA mark on a voluntary basis prior to such date. UKCA marking is not recognized in the EU.

The EU regulatory framework for medical devices continues to apply in Northern Ireland under the Windsor Framework. Medical devices placed on the market in Northern Ireland may bear either a CE mark or a CE UK(NI) marking, although devices bearing the CE UK(NI) marking are not accepted on the EU market.

Following a public consultation, the UK government is implementing changes to UK medical devices legislation. The first such legislation came into force on June 16, 2025 and introduced revised post market surveillance requirements for medical devices in Great Britain intended to improve traceability and incident monitoring. The UK government has also indicated that further legislation is expected to revise pre-market requirements for devices and IVDs placed on the Great Britain market. Proposed reforms include a potential international reliance framework that could facilitate market access for certain devices previously authorized by comparable regulators. The scope, timing, and final requirements of these reforms remain subject to further legislation and regulatory guidance.

Research and Development Expenses

For the years ended December 31, 2025 and 2024, we recorded $1.6 million and $1.3 million, respectively, of research and development expenses. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Human Capital

Employees.

As of March 9, 2026, Precipio employed sixty-one (61) employees on a full-time basis and ten (10) employees as part-time. Of the total full-time and part-time employees, ten (10) were in Finance, General and Administration, forty-four (44) were in laboratory and production, ten (10) were in Sales and Marketing, two (2) were in Customer Service and Support and five (5) were in Research & Development.

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

Information about our Executive Officers.

Our executive officers, their ages as of March 1, 2026 and their respective positions are as follows:

Ilan Danieli, Chief Executive Officer, age 54

Mr. Danieli was the founder of Precipio Diagnostics LLC and was the Chief Executive Officer of Precipio Diagnostics LLC since 2011. Mr. Danieli assumed the role of Chief Executive Officer of Precipio, Inc. at the time of a June 2017 merger transaction with Transgenomic, Inc. (the “Merger”). With over 20 years managing small and medium- size companies, some of his previous experiences include serving as COO of Osiris, a publicly-traded company based in New York City with operations in the US, Canada, Europe and Asia, VP of Operations for Laurus Capital Management, a multi- billion-dollar hedge fund, and in various other entrepreneurial ventures. Ilan holds an MBA from the Darden School at the University of Virginia, and a BA in Economics from Bar-Ilan University in Israel.

Matthew Gage, Chief Financial Officer, age 59

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

In Europe, with respect to the collection and processing of personal data relating to the EU, European Economic Area (“EEA”) and United Kingdom (“UK”), we are subject to the EU General Data Protection Regulation (EU GDPR), the UK General Data Protection Regulation (UK GDPR), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (i) the marketing or offering of our goods or services to individuals in the UK and EEA; (ii) the monitoring of their behavior so long as this takes place in the EEA/UK (for example, through cookies and other tracking tools), or (iii) the activities of any establishments we may set up in the UK or any EEA Member State (e.g. branches, subsidiaries or any significant sales representative presence). The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. In this Annual Report on Form 10-K, references to “GDPR” encompasses both the EU GDPR and UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party service providers. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs) and the UK International Data Transfer Agreement or Addendum (UK IDTA) have been put in place, and transfer impact assessments conducted). Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

Summary of Risk Factors

●	There is substantial doubt about our ability to continue as a going concern.
●	Our ability to expand our business may depend on access to additional capital.
●	We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.
●	We may become subject to costly litigation, which could adversely affect our business, financial condition and results of operations.
●	Failure to Comply with Insider Trading Regulations and Policies Could Result in Significant Legal and Reputational Consequences.
●	The commercial success of our products, including those we are developing, will depend upon the degree of market acceptance of these products among physicians, patients, health care payers and the medical community and on our ability to successfully market our products.
●	If we cannot compete successfully with our competitors, including new entrants in the market, we may be unable to increase or sustain our revenue or achieve and sustain profitability.
●	We may not be able to develop new products or enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business and operating results.
●	International expansion of our business could expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	Changes to the UK medical device regulatory framework could require additional compliance measures and affect our ability to market our products in Great Britain.
●	Unfavorable U.S. or global economic conditions and conflicts could adversely affect our business, financial condition or results of operations.
●	Global climate change could negatively affect our business.
●	We depend upon a limited number of key personnel, and if we are not able to retain them or recruit additional qualified personnel, the execution of our strategy, management of our business and commercialization of our product candidates could be delayed or negatively impacted.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We currently have limited experience in marketing products. If we are unable to establish marketing and sales capabilities and retain the proper talent to execute on our sales and marketing strategy, we may not be able to generate product revenue.
●	We need to ensure strong product performance and reliability to maintain and grow our business.
●	We are subject to stringent and changing laws, regulations and standards, and contractual obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines and sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

●	Cybersecurity risks could compromise our information and expose us to liability, which may harm our ability to operate effectively and may cause our business and reputation to suffer.
●	Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
●	The testing, manufacturing and marketing of diagnostics entails an inherent risk of product liability and personal injury claims.
●	All of our diagnostic technology development and our clinical services are performed at two laboratories, and in the event either or both of these facilities were to be affected by a termination of the lease or a man-made or natural disaster, our operations could be severely impaired.
●	An impairment in the carrying value of our intangible assets could negatively affect our results of operations.
●	Governmental payers and health care plans have taken steps to control costs.
●	Changes in payer mix could have a material adverse impact on our net sales and profitability.
●	Our laboratories require ongoing CLIA certification and we cannot guarantee that our laboratories will pass all future certification inspections.
●	Our products that we sell as research use only products and/or that we offer as laboratory developed tests could become subject to government regulations requiring marketing authorization, and the marketing authorization and maintenance process for such products may be expensive, time-consuming and uncertain in both timing and outcome.
●	Failure to comply with HIPAA could be costly.
●	Our failure to comply with any applicable government laws and regulations or otherwise respond to claims relating to improper handling, storage or disposal of hazardous chemicals that we use may adversely affect our results of operations.
●	We may become subject to the Anti-Kickback Statute, Stark Law, False Claims Act, Civil Monetary Penalties Law and may be subject to analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.
●	The use of artificial intelligence in diagnostic or laboratory applications may subject us to additional regulatory and liability risks.
●	We cannot be certain that measures taken to protect our intellectual property will be effective.
●	The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.
●	The price of our stock may be vulnerable to manipulation.
●	If we cannot continue to satisfy Nasdaq listing maintenance requirements and other rules, our securities may be delisted, which could negatively impact the price of our securities.
●	Increased costs associated with corporate governance compliance may significantly impact our results of operations.
●	We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	The issuance of our common stock to creditors or litigants may cause significant dilution to our stockholders and cause the price of our common stock to fall.
●	Improper timing of equity awards could result in regulatory scrutiny and reputational harm.
●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Risks Related to Our Business and Strategy

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have typically used cash in our operating activities for the past few years. For the year ended December 31, 2025, the Company had an operating loss of $1.2 million and net cash provided by operating activities of $0.7 million. As of December 31, 2025, the Company had an accumulated deficit of $102.8 million and working capital of $2.3 million. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

To date, we have experienced negative cash flow from development of our diagnostic technology, as well as from the costs associated with establishing a laboratory and building a sales force to market our products and services. We expect to incur net losses through at least the first half of 2026 as we further develop and commercialize our diagnostic technology. We also expect that our selling, general and administrative expenses will increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

Our ability to expand our business may depend on access to additional capital.

As of December 31, 2025, we had cash of $2.6 million and working capital of $2.3 million. Although we have recently generated positive operating cash flow, our future liquidity will depend on our ability to sustain or improve operating performance and manage working capital. We may have to raise significant additional capital or obtain additional credit in the future to fund our operations, fund growth initiatives, respond to changes in reimbursement or regulatory requirements, pursue strategic opportunities, or address unforeseen events. The failure to raise significant capital, or obtain credit when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations, and we may not be able to continue our business as currently contemplated or may be required to seek protection under United States federal bankruptcy law.

Our future capital requirements will depend on numerous factors, including revenue growth, reimbursement trends, regulatory developments, investment in commercialization activities, working capital needs, and potential strategic initiatives. While we have historically relied on equity and debt financings to fund operations, we may seek additional financing in the future. There can be no assurance that such financing will be available on favorable terms, or at all.

If we are unable to maintain positive operating performance or obtain additional capital when needed, we may be required to delay or scale back certain growth initiatives, product development efforts or strategic plans.

We have incurred losses since inception and, although recent results reflect improvement, we may incur losses in future periods. Our ability to achieve and sustain profitability depends on a number of factors, many of which are beyond our control, including market acceptance of our products, competitive dynamics, reimbursement levels, regulatory requirements and operating efficiency. There can be no assurance that we will achieve or sustain profitability in future periods.

We are subject to concentrations of revenue risk and concentrations of credit risk in accounts receivable.

 We have had several customers who, from time to time, have individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable.

For the years ended December 31, 2025 and 2024, one customer individually represented 26% and 17% of our total revenue, respectively. We expect to maintain ongoing relationships with our customers, however, the loss of, or significant decrease in demand from, any of our top customers could have a material adverse effect on our business, results of operations and financial condition.

At December 31, 2025, we had three customers who each individually represented more than 10% of our total accounts receivable. Collectively they accounted for approximately 56% of our total accounts receivable.  At December 31, 2024, one customer accounted for approximately 29% of our total accounts receivable.  The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related credit loss write-offs, could negatively affect our margins and profits. Additionally, the loss of any of our top customers, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales, earnings and cash flows.  Generally, we do not require collateral or other securities to support our accounts receivable and while we are directly affected by the financial condition of our customers, management does not believe significant credit risks exist at December 31, 2025.

We may become subject to costly litigation, which could adversely affect our business, financial condition and results of operations.

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

For additional details, refer to our Insider Trading Policy, which is filed as Exhibit 19.1 to this Form 10-K.

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

When cleared, authorized or approved, we and our collaborators may market, sell, and distribute our products and services outside of the United States, and our business would be subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

●	multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, reimbursement or payer regimes and other governmental;
●	approvals, permits and licenses;
●	failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our products and services in various countries;
●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property rights throughout the world;
●	difficulties in staffing and managing foreign operations, including repatriating foreign earned profits;
●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
●	difficulties in negotiating favorable reimbursement negotiations with governmental authorities;
●	logistics and regulations associated with shipping samples, including infrastructure conditions and transportation delays;
●	limits in our ability to penetrate international markets if we are not able to conduct our clinical diagnostic services locally;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
●	international regulations and license requirements that may restrict foreign investment in and operation of the internet, IT infrastructure, data centers and other sectors, and international transfers of data;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, and outbreak of disease;
●	boycotts, curtailment of trade and other business restrictions; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act of 1977, or FCPA, its books and records provisions, or its anti-bribery provisions or laws similar to the FCPA in other jurisdictions in which we may in the future operate, such as the United Kingdom’s Bribery Act of 2010 and anti-bribery requirements of member states in the EU.

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

On May 12, 2022, we received CE-IVD marking for our HemeScreen® reagents in the EU in accordance with the requirements of the EU In Vitro Diagnostic Directive ("IVDD") (Directive 98/79/EC). The EU In Vitro Diagnostic Regulation ("IVDR") (Regulation (EU) 2017/746) came into effect on May 26, 2022 and replaced the IVDD.

Because our CE marking was obtained under the IVDD by self-declaration without notified body involvement, and because our HemeScreen® products require notified body involvement in the conformity assessment procedure under the IVDR, we qualify for the transitional provisions under Article 110(3) of the IVDR, as introduced for self-declared devices by Regulation (EU) 2022/112 and further amended by Regulation (EU) 2024/1860. These provisions allow devices for which a declaration of conformity was drawn up prior to May 26, 2022 under the IVDD and which require notified body involvement in the conformity assessment procedure under the IVDR to continue to be placed on the EU and Northern Ireland markets until December 31, 2028, assuming a Class C risk classification under the IVDR, provided that certain conditions are met on a continuing basis. These conditions include: continued compliance with the IVDD; no significant changes to the design or intended purpose of the device; maintenance of a quality management system in accordance with Article 10(8) of the IVDR, which was required to be in place by May 26, 2025; and compliance with IVDR requirements for post-market surveillance, vigilance, and registration of economic operators and devices.

To maintain eligibility for this transitional period beyond May 26, 2026, we must submit a formal application for conformity assessment to an IVDR-designated notified body by that date, and must conclude a written agreement with a notified body by September 26, 2026. Failure to meet either of these deadlines would result in the transitional protection lapsing on the relevant date, regardless of whether the transition period would otherwise have continued until December 31, 2028. These are firm regulatory deadlines and we are actively working to meet them.

Our HemeScreen® products will in any event require full recertification under the IVDR to remain on the EU and Northern Ireland markets beyond the applicable transition deadline. This will require evaluation by an EU-designated notified body to confirm whether our products meet the general safety and performance requirements of the IVDR. There is no guarantee that a notified body will determine our products comply with such requirements. The number of notified bodies currently designated under the IVDR remains limited, and there is currently a significant shortage of notified body capacity to assess the volume of devices requiring certification under the IVDR. We cannot assure that our ability to market HemeScreen® reagents in the EU and Northern Ireland will not be interrupted in the future. Any such interruption could negatively impact our business and operating results.

Changes to the UK regulations may require additional review of our devices and there is a risk our devices may not be compliant with any revised UK regulations.

Our products are subject to evolving regulatory requirements in Great Britain, Northern Ireland and the EU. In Great Britain, medical devices are subject to MHRA registration requirements, and manufacturers established outside the United Kingdom must appoint a UK Responsible Person to satisfy certain regulatory obligations. In addition, the UK government is continuing to implement changes to its medical devices regime, including revised post market surveillance requirements and potential future changes to pre market authorization requirements and reliance mechanisms.

In Northern Ireland, EU medical device rules continue to apply under the Windsor Framework. In addition, our ability to continue placing certain products on the EU and Northern Ireland markets during the IVDR transition period depends on satisfaction of specific legal and procedural conditions. For devices qualifying under the IVDR transitional provisions, including, as applicable, devices for which a declaration of conformity was drawn up prior to May 26, 2022 under the IVDD and that require Notified Body involvement under the IVDR, continued market access is contingent on ongoing compliance with applicable post market surveillance, vigilance, and registration requirements, timely submission of a formal application to an IVDR designated notified body by May 26, 2026, and execution of a written agreement with such notified body by September 26, 2026. If these conditions are not met, the applicable transitional protection would cease.

Compliance with these evolving requirements may require significant additional operational, quality, clinical, technical, and regulatory resources. Any delay in obtaining, maintaining, or renewing required registrations, certifications, notified body arrangements, or other regulatory authorizations, any adverse change in applicable reliance mechanisms or transitional provisions, or any failure to comply with applicable post market obligations could delay or prevent our ability to market our products in Great Britain, Northern Ireland or the EU, disrupt commercialization, increase costs, and materially adversely affect our business, financial condition, and results of operations

Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.

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

The continuing worldwide macroeconomic and geopolitical uncertainty, as well as existing tariffs and trade wars, may adversely affect our business and prospects, both domestically and internationally. Continued concerns about the systemic impact of potential recession and geopolitical issues, including wars and terrorism, have contributed to increased market volatility and uncertainty for economic growth in the world. Our business and results of operations may be adversely impacted by changes in macroeconomic conditions, including inflation, bank failures, rising interest rates, and availability of capital markets. Economic uncertainty, an increase in unemployment rates, as well as an increase in health insurance premiums, co-payments and deductibles may result in cost-conscious consumers making fewer trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products.

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

The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We will continue to monitor global capital markets and assessing the potential impact of these factors on our business.

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

We are a small company with 61 full-time employees and 10 part-time employees as of March 9, 2026. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of diagnostic technology. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We need to ensure strong product performance and reliability to maintain and grow our business.

We need to maintain and continuously improve the performance and reliability of our diagnostic tests to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. Our diagnostic tests may contain errors or defects, and while we have made efforts to test them extensively, we cannot assure that our current diagnostic tests, or those developed in the future, will not have performance problems. Performance issues with our diagnostic tests will increase our costs in the near-term and accordingly adversely affect our business, financial condition and results of operations.

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

Security incidents, including physical or electronic break-ins, computer viruses, attacks by hackers and similar cybersecurity incidents, and data breaches, can create system disruptions or shutdowns or the unauthorized disclosure of, access to, or misuse of confidential information. If personal information or protected health information is improperly accessed, tampered with, misused or disclosed as a result of a cybersecurity incident or data breach, we may incur significant costs to notify impacted stakeholders (including affected individuals, investors and regulators) and mitigate potential harm to affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential personal information. In addition, a cybersecurity incident, data breach of or other adverse event affecting our information systems could damage our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition and results of operations. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach. Cybersecurity incidents could result in operational disruption, regulatory investigations, required notifications and remediation, litigation, fines, reputational harm, or financial costs that could materially adversely affect our business, financial condition, results of operations, or prospects.

We recently reported that we experienced a cybersecurity incident involving unauthorized access to an employee’s cloud-based storage account that may have resulted in access to certain personally identifiable information and protected health information of individuals, which we publicly disclosed in January 2026. In response, we initiated an investigation, engaged third-party cybersecurity specialists, secured the impacted account, notified law enforcement authorities, and are conducting a review of the potentially affected data. The event remains under investigation, and we continue to assess the scope and potential impacts of the incident, including any regulatory, legal, or financial implications. While we have taken mitigation steps, there can be no assurance that similar incidents will not occur in the future or that additional impacts from this or related incidents will not be identified.

Changes in tax law could adversely affect our business and financial condition.

U.S. federal, state and local and non-U.S. tax laws are subject to change through legislative, administrative and judicial actions. Changes to tax laws or regulations, or changes in interpretations of existing laws (which changes may have retroactive effect), could increase our tax liability, reduce available tax benefits, or otherwise adversely affect our financial condition and results of operations.

For example, the One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025, made significant changes to U.S. federal tax law, including modifications to the treatment of research and development expenditures under Section 174 of the Internal Revenue Code. Under prior law, research and development expenses were required to be capitalized and amortized. The OBBBA permits certain taxpayers, beginning in taxable years after December 31, 2024, to elect to immediately deduct qualifying U.S.-based research and development expenditures, while also providing mechanisms to accelerate deductions of previously capitalized amounts. The application and interpretation of these provisions may affect our cash flow and effective tax rate.

In addition, changes in tax policy, including the potential expiration or modification of provisions enacted under prior tax reform legislation, the imposition of new income or non-income taxes (such as payroll, sales, use, value-added, digital or other taxes), or changes in international tax rules, could increase our compliance costs or overall tax burden. As we expand our business activities, including internationally, our exposure to tax law changes may increase. Any such changes could materially adversely affect our financial condition and results of operations.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.

As of December 31, 2025, we had approximately $81 million of federal net operating losses, (“NOLs”). Approximately $28 million of the federal NOLs will expire at various dates beginning in 2036 through 2037 if not utilized, while the remaining amount will have an indefinite life. As of December 31, 2025, we had approximately $2.7 million of state NOLs. The state NOLs expire on various dates. Under current law, federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

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

On April 29, 2024, the U.S. Food and Drug Administration (“FDA”) published a final rule that, if implemented, would have amended FDA’s regulatory definition of in vitro diagnostics to include laboratory developed tests (“LDTs”) and phased out the agency’s longstanding enforcement discretion for most LDTs over a planned multi-stage implementation period. The rule would have subjected many LDTs to premarket review and device regulatory requirements.

Subsequently, in March 2025, a federal district court in American Clinical Laboratory Association v. FDA and Association for Molecular Pathology v. FDA vacated the April 29, 2024 final rule on the basis that FDA lacked statutory authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act. In September 2025, FDA published a rule restoring the regulatory text governing LDTs to the pre-2024 status quo. As a result, the April 2024 final rule is no longer in effect, and there are currently no FDA-imposed device-style premarket requirements or staged compliance deadlines applicable solely because a laboratory develops and uses an LDT.

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

The use of artificial intelligence in diagnostic or laboratory applications may subject us to additional regulatory and liability risks.

The integration of artificial intelligence or machine learning technologies into diagnostic or laboratory workflows may subject us to additional regulatory oversight, including potential review by the U.S. Food and Drug Administration or other regulatory authorities. Regulatory standards applicable to AI-enabled medical technologies continue to evolve and may require additional validation, documentation, or monitoring. AI-based tools may be subject to increased scrutiny regarding accuracy, bias, and clinical reliability. If AI-enabled outputs are determined to be inaccurate or unreliable, we could face liability claims, regulatory enforcement, reputational harm, or limitations on our ability to market such tools.

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

Our commercial success depends in part on our avoiding infringement, misappropriation and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the diagnostic industries. In addition, administrative proceedings for challenging patents, including interference, reexamination proceedings, inter partes review, and post grant review before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the diagnostic industry expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our technologies or product candidates, including processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we obtained such a license, it may only be non-exclusive, which would permit third parties to use the same intellectual property and compete with us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our product candidates or such efforts may be impaired or delayed, which could in turn significantly harm our business.

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

In addition, a European Unified Patent Court (UPC) came into force in June 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for member states of the EU. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. If our pending European patent application issues, and if we obtain other such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our pending European patent application and future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Companies that experience significant volatility in the market price of their securities are sometimes subject to securities class action litigation, and we could in the future be subject to such claims. Such a claim could also divert the time and attention of our management.

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

We recently reported that we experienced a cybersecurity incident involving unauthorized access to an employee’s cloud-based storage account that may have resulted in access to certain personally identifiable information and protected health information of individuals, which we publicly disclosed in January 2026. In response, we initiated an investigation, engaged third-party cybersecurity specialists, secured the impacted account, notified law enforcement authorities, and are conducting a review of the potentially affected data. The event remains under investigation, and we continue to assess the scope and potential impacts of the incident, including any regulatory, legal, or financial implications. While we have taken mitigation steps, there can be no assurance that similar incidents will not occur in the future or that additional impacts from this or related incidents will not be identified.

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

Item 2. Properties

We currently lease approximately 15,298 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under leases expiring in February 2030 with annual rental payments between $0.4 million and $0.6 million. We also lease approximately 6,808 square feet of laboratory space in Omaha, Nebraska, which we occupy under a lease expiring in July 2030 with annual rental payments of $0.1 million. We believe that these facilities are adequate to meet our current and planned needs. We believe that if additional space is needed in the future, we could find alternate space at competitive market rates as needed.

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

During the year ended December 31, 2025, we were involved in a legal proceeding brought by a former employee before the court in San Antonio, Texas alleging unfair dismissal where the former employee seeks monetary damages. The matter was resolved in 2025 through a settlement agreement. The settlement was reached without any admission of liability and is not material to the Company’s financial statements. Accordingly, the matter is considered closed.

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

Holders.   At March 23, 2026, there were 1,783,682 shares of our common stock outstanding and approximately 33 holders of record.

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

Issuer Purchases of Equity Securities.  We made no purchases of our common stock during the year ended December 31, 2025. Therefore, tabular disclosure is not presented.

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

Overview

We are a healthcare biotechnology company focused on improving cancer diagnostics. The Company’s objective is to enhance diagnostic accuracy and accessibility while building a sustainable business model that supports ongoing innovation. The Company can achieve this through a combination of clinical laboratory services and proprietary diagnostic product development. By integrating diagnostic services with product development, the Company’s service business doubles as a self-funded research and development (R&D) unit, enabling the Company to achieve rapid and cost-efficient innovation, rather than being a major cost center of the Company.

This unique integrated operating structure is the foundation of the Company’s approach to research, development, and product commercialization. Unlike companies that rely primarily on stand-alone research facilities or external clinical validation programs, the Company’s clinical laboratory operations enables its R&D team to evaluate, refine, and validate diagnostic products in the course of routine clinical testing activities, and at minimal incremental cost. Through these activities, the Company generates clinical data, operational experience, and specimen access that support ongoing assay development and product improvement. While these activities are initially conducted to provide diagnostic services to patients and their healthcare providers, they also contribute to product development and validation processes.

Precipio has a single operating segment but operates two business divisions that are complementary to each other. The Company’s pathology services division provides specialized cancer diagnostic testing services to physicians, hospitals, and laboratories. This division generates revenue and supports the development of the Company’s expertise in oncology diagnostics. The pathology services division delivers specialized diagnostic testing focused primarily on hematologic cancers and operates a full laboratory that includes all the equipment, personnel, and work processes required to receive patient samples daily, and deliver clinical results to the physicians under the proper compliance umbrella, while also generating profitable revenue to the company. While reimbursement levels and testing volumes may vary, the Company views this division as an important foundation for both current operations and future product development.

The Company’s product division develops and commercializes proprietary diagnostic assay kits designed for use by clinical laboratories. These products allow the Company to expand its reach by enabling other laboratories to benefit from the diagnostic products developed by the Company, while building scalable diagnostic solutions. The Company believes this dual structure provides a unique model for R&D development of clinically applicable products, while delivering operational stability and supporting innovation and future growth. Furthermore, it provides the Company with substantial competitive advantages in terms of the economics of product development, and time to market. The products division focuses on developing proprietary diagnostic assays and kits intended for use by other clinical laboratories. These products are designed to improve testing accessibility and laboratory workflow efficiency while enabling broader market reach without requiring Precipio to perform all testing internally. Product revenues may offer greater scalability than traditional laboratory services, although adoption depends on regulatory, reimbursement, and market factors.

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

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have typically used cash in our operating activities for the past several years. For the year ended December 31, 2025, we had an operating loss of $1.2 million and net cash provided by operating activities of $0.7 million. As of December 31, 2025, we had an accumulated deficit of $102.8 million and working capital of $2.3 million. Our ability to continue as a going concern over the next twelve months from the date the consolidated financial statements were issued is dependent upon a combination of achieving our business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed,  to meet our debt obligations and paying liabilities arising from normal business operations when they come due.

There remains substantial doubt about our ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were available to be issued.  There can be no assurance that we will be able to successfully achieve our initiatives summarized above in order to continue as a going concern. The accompanying financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern as a result of the outcome of this uncertainty. See “Risk Factors – There is substantial doubt about our ability to continue as a going concern”.

Results of Operations for the Years Ended December 31, 2025 and 2024

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Change
	2025	2024	$	%
Service revenue, net, less allowance for credit loss	$21,309	$15,921	$5,388	34%
Product revenue	2,740	2,611	129	5%
Net Sales	$24,049	$18,532	$5,517	30%

Net sales for the year ended December 31, 2025 were $24.0 million, an increase of $5.5 million, as compared to the same period in 2024. During the year ended December 31, 2025, patient diagnostic service revenue increased $5.4 million as compared to the same period in 2024. This increase was due to a greater number of cases processed in the current year period. We processed 15,470 cases during the year ended December 31, 2025 as compared to 11,894 cases during the same period in 2024, or a 30% increase in cases.  Product revenue increased by $0.1 million for the year ended December 31, 2025 as compared to the same period in 2024.

Cost of Sales. Cost of sales includes material and supply costs, including shipping, for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $2.4 million for the year ended December 31, 2025 as compared to the same period in 2024. The majority of the increase related to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the increase in the number of cases processed, as discussed above.

Gross Profit. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Year Ended
	December 31,		Change
	2025	2024	$	%
Gross Profit	$10,706	$7,559	3,147	42
Gross Margin	45%	41%

Gross margin was 45% and 41% of total net sales, for the years ended December 31, 2025 and 2024, respectively, and the gross profit was approximately $10.7 million and $7.6 million during the years ended December 31, 2025 and 2024, respectively. Gross profit increased during the year ended December 31, 2025, as compared to the prior year period, as a result of increases in case volume and revenue. We operate a fully staffed CLIA and CAP certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased by $0.1 million to $11.9 million for the year ended December 31, 2025 as compared to $11.8 million for the year ended December 31, 2024. For the year ended December 31, 2025: (1) general and administrative expenses remained flat which included an increase of $0.1 million in personnel costs offset by a decrease of $0.1 million in legal and professional fees, (2) sales and marketing expenses increased by $0.1 million due to an increase in professional fees, (3) research and development expenses increased by $0.3 million due to an increase in personnel costs and operating supplies, and (4) stock-based compensation decreased by $0.3 million.

Other (Expense) Income. We recorded net other income of $0.8 million for the year ended December 31, 2025 which included income of $0.1 million from the gain on settlement of liabilities, income of $0.8 million from the receipt of Employee Retention Credits (as defined below), and net interest expense of $0.1 million. During the year ended December 31, 2024, we recorded net other expense of $0.1 million which was related to net interest expense.

Liquidity and Capital Resources

Our working capital positions at December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024	Change
Current assets (including cash of $2,651 and $1,389 respectively)	$6,039	$3,451	$2,588
Current liabilities	3,752	4,271	(519)
Working capital	$2,287	$(820)	$3,107

During the year ended December 31, 2025, we received net cash proceeds of approximately $1.3 million from the exercise of 444,444 warrants, which resulted in the issuance of 242,562 shares of common stock of the Company.

Also, during the year ended December 31, 2025, we received $0.8 million related to refundable Employee Retention Credits that it had applied for.

Analysis of Cash Flows - Years Ended December 31, 2025 and 2024

The following table summarizes our net cash flow activity (in thousands):

	Dollars in Thousands
	Year Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$685	$439	$246
Net cash used in investing activities	(326)	(223)	(103)
Net cash provided by (used in) financing activities	903	(329)	1,232
Net change in cash	$1,262	$(113)	$1,375

Net Change in Cash. Cash increased by $1.3 million during the year ended December 31, 2025 and decreased by $0.1 million during the year ended December 31, 2024.

Cash Flows Provided by (Used in) Operating Activities. The cash flows provided by operating activities of $0.7 million during the year ended December 31, 2025 included an increase in accounts payable of $0.5 million, an increase in deferred revenues of $0.1 million, and non-cash adjustments of $3.2 million. These were partially offset by a net loss of $0.4 million, an increase in accounts receivables of $1.4 million, an increase in inventories of $0.2 million, a decrease in operating lease liabilities of $0.2 million and a decrease in accrued expenses of $0.9 million. The non-cash adjustments included $0.2 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $3.0 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows provided by operating activities of approximately $0.4 million during the year ended December 31, 2024 included a decrease in accounts receivables of $0.4 million, a decrease in other assets of $0.3 million, an increase in accrued expenses of $1.0 million, an increase in deferred revenue of $0.1 million and non-cash adjustments of $3.4 million. These were partially offset by a net loss of $4.3 million, an increase in inventories of $0.3 million, and a decrease in operating lease liabilities of $0.2 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were $0.3 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, resulting from purchases of property and equipment.

Cash Flows Provided by (Used in) Financing Activities. Cash flows provided by financing activities totaled $0.9 million for the year ended December 31, 2025, which included $1.3 million in proceeds from the exercise of warrants and $0.1 million in proceeds from the exercise of stock options. These were partially offset by $0.5 million in payments on our long-term debt and finance lease obligations. Cash flows used in financing activities totaled $0.3 million for the year ended December 31, 2024, which included $0.7 million in payments on our long-term debt and finance lease obligations. These were partially offset by $0.3 million of proceeds from debt and $0.1 million of proceeds from the issuance of common stock.

At each of December 31, 2025 and December 31, 2024, other than certain purchase commitments, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business. See Note 8 – “Commitments and Contingencies” to our consolidated financial statements appearing elsewhere in this report for further discussion.

Contractual Obligations and Commitments

At December 31, 2025, our contractual obligations and other commitments were as follows:

	Payments Due By Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(1)	$87	$35	$52	$—	$—
Finance lease obligations(2)	1,201	300	507	315	79
Operating lease obligations(2)	3,273	648	1,446	1,086	93
Purchase obligations(3)	3,080	2,290	316	316	158
	$7,641	$3,273	$2,321	$1,717	$330
(1)	Total payments include $83,000 in principal and $4,000 in interest. See Note 5 - "Long-Term Debt" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(2)	See Note 7 - "Leases" to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.
(3)	These amounts represent purchase commitments, including all open purchase orders See Note 8 – “Commitments and Contingencies” to our accompanying consolidated financial statements included with this Annual Report on Form 10-K.

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

For additional information on critical accounting estimates, see Note 2 to the consolidated Financial Statements, “Summary of Significant Accounting Policies,” in Part II, Item 8, of this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard with retrospective application in the 2025 annual financial statements and have included the additional disclosures in Note 9 - Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted

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

During the year ended December 31, 2025, we made approximately $0.9 million in repayments to CHC and wrote off another $0.1 million. See Note 6 – “Accrued Expenses and Other Current Liabilities” for further discussion.

Employee Retention Credit (ERC)

On March 27, 2020, the U.S. government enacted the CARES Act. Under the provisions of the CARES Act, and its subsequent extensions, we became eligible to apply for a refundable Employee Retention Credit (the “ERC”), subject to certain criteria, which could be used to offset payroll tax liabilities.

In November 2022, we submitted an ERC claim totaling approximately $1.5 million. During the year ended December 31, 2025, we received payments totaling approximately $0.8 million. We recorded this amount as other income in the condensed consolidated statements of operations.

We retain all rights to pursue and receive the remaining balance of approximately $0.7 million and are actively evaluating the likelihood and timing of any additional disbursements. We have not waived any claims to the unpaid portion of the ERC and are taking reasonable steps to secure the remaining balance. However, there can be no assurance as to the timing, amount, or certainty of receipt of additional funds, and we will continue to assess the collectability of the remaining claim in accordance with applicable accounting standards.

The $0.8 million ERC refund and the $0.1 million CHC write-off discussed above are non-recurring items and, as a result of these non-recurring items, we recorded approximately $0.9 million of other income in the consolidated statements of operations.

One Big Beautiful Bill Act of 2025

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact us. We are currently assessing the impact of the OBBBA on our business, outlook, and financial statements.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods, labor, or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the years ended December 31, 2025 and 2024. We cannot assure you, however, that we will be able to increase the prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Precipio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Precipio, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Description of Matter

As described in Note 2 to the financial statements, the Company records its service revenues from diagnostic testing net of contractual and collection allowances that are estimated based on historical trends and anticipated reimbursement from third party payers. As of December 31, 2025, the Company recognized gross revenue of approximately $53.5 million along with contractual allowances of approximately $29.2 million and collection allowances of approximately $0.2 million. The net revenue figure of approximately $24.0 million is recorded as net sales on the consolidated statements of operations.

The principal considerations for our determination that performing procedures over revenue recognition relating to the service revenue is a critical audit matter are based on the significant judgments by management in estimating the amount to be recognized as revenue as well as the effort and complexity in assessing audit evidence in performing procedures to evaluate the amount recognized. The calculation involves estimating adjustments to gross revenue based upon sales mix and third-party contractual terms,such as Medicare rates or variations of Medicare rates.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2016 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New Haven, CT
March 30, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Precipio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Precipio, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP

We served as the Company’s auditor from 2016 through 2025.

New Haven, CT

March 27, 2025, except for Note 9, as to which the date is March 30, 2026

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(Dollars in thousands, except share data)

	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$2,651	$1,389
Accounts receivable (net of allowance for credit losses of $1,045 and $995, respectively)	1,984	799
Inventories	935	724
Other current assets	469	539
Total current assets	6,039	3,451

PROPERTY AND EQUIPMENT, NET	729	719

OTHER ASSETS:
Finance lease right-of-use assets, net	998	517
Operating lease right-of-use assets, net	2,565	395
Intangibles, net	10,919	11,869
Other assets	67	45
Total assets	$21,317	$16,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$30	$297
Current maturities of finance lease liabilities	209	124
Current maturities of operating lease liabilities	410	201
Accounts payable	1,131	618
Accrued expenses	1,690	2,799
Deferred revenue	282	232
Total current liabilities	3,752	4,271
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	47	77
Finance lease liabilities, less current maturities	751	348
Operating lease liabilities, less current maturities	2,206	206
Total liabilities	6,756	4,902
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at December 31, 2025 and December 31, 2024, 47 shares issued and outstanding at December 31, 2025 and December 31, 2024, liquidation preference of $135 at December 31, 2025	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2025 and December 31, 2024, 1,780,899 and 1,493,639 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	18	15
Additional paid-in capital	117,346	114,519
Accumulated deficit	(102,803)	(102,440)
Total stockholders’ equity	14,561	12,094
Total liabilities and stockholders’ equity	$21,317	$16,996

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

(Dollars in thousands, except per share data)

	2025	2024
SALES:
Service revenue, net	$21,506	$15,965
Product revenue	2,740	2,611
Revenue, net of contractual allowances and adjustments	24,246	18,576
Adjustment for allowance for credit losses	(197)	(44)
Net sales	24,049	18,532
COST OF SALES:
Cost of service revenue	12,088	9,643
Cost of product revenue	1,255	1,330
Total cost of sales	13,343	10,973
Gross profit	10,706	7,559
OPERATING EXPENSES:
Operating expenses	11,908	11,775
OPERATING LOSS	(1,202)	(4,216)
OTHER INCOME (EXPENSE):
Interest expense, net	(73)	(74)
Gain on settlement of liability	143	—
Employee Retention Credit	789	—
Other expense	(20)	—
Total other income (expense)	839	(74)
LOSS BEFORE INCOME TAXES	(363)	(4,290)
INCOME TAX EXPENSE	–	—
NET LOSS	$(363)	$(4,290)

Net loss per common share:
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.23)	$(2.93)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,605,080	1,465,518

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated	Total
	Shares	Value	Shares	Value	Capital	Deficit	Precipio, Inc.
Balance, January 1, 2024	47	$—	1,420,125	$14	$112,565	$(98,150)	$14,429
Net loss	—	—	—	—	—	(4,290)	(4,290)
Issuance of common stock in connection with at the market offering, net of issuance costs	—	—	11,822	—	78	—	78
Issuance of common stock for Board fees and consulting services	—	—	61,692	1	385	—	386
Non-cash stock-based compensation in connection with stock options	—	—	—	—	1,491	—	1,491
Balance, December 31, 2024	47	$—	1,493,639	$15	$114,519	$(102,440)	$12,094
Net loss	—	—	—	—	—	(363)	(363)
Proceeds upon issuance of common stock from exercise of warrants	—	—	242,562	3	1,258	—	1,261
Proceeds upon issuance of common stock from exercise of stock options	—	—	15,279	—	119	—	119
Issuance of common stock for Board fees and consulting services	—	—	29,419	—	241	—	241
Non-cash stock-based compensation in connection with stock options	—	—	—	—	1,209	—	1,209
Balance, December 31, 2025	47	$—	1,780,899	$18	$117,346	$(102,803)	$14,561

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(363)	$(4,290)

Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	1,245	1,199
Amortization of operating lease right-of-use asset	319	217
Amortization of finance lease right-of-use asset	188	97
Amortization of deferred financing costs, debt discounts and debt premiums	3	3
Gain on settlement of liability	(143)	—
Stock-based compensation	1,209	1,491
Value of stock issued in payment of Board fees and consulting services	241	386
Provision for credit losses	177	64
Derecognition of finance lease right-of-use asset and liability	(4)	2
Derecognition of operating lease right-of-use asset and liability	(38)	—
Loss on disposal of asset	20	—
Changes in operating assets and liabilities:
Accounts receivable	(1,362)	438
Inventories	(211)	(340)
Other assets	48	303
Accounts payable	513	(10)
Operating lease liabilities	(241)	(218)
Deferred revenue	50	122
Accrued expenses	(966)	975
Net cash provided by operating activities	685	439
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(326)	(223)
Net cash used in investing activities	(326)	(223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(157)	(92)
Deposits on finance lease right-of-use assets	(20)	(28)
Issuance of common stock, net of issuance costs	—	78
Proceeds from exercise of warrants	1,261	—
Proceeds from exercise of stock options	119	—
Proceeds from debt	—	250
Principal payments on long-term debt	(300)	(537)
Net cash flows provided by (used in) financing activities	903	(329)
NET CHANGE IN CASH	1,262	(113)
CASH AT BEGINNING OF PERIOD	1,389	1,502
CASH AT END OF PERIOD	$2,651	$1,389

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Year Ended December 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$100	$85

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	—	6
Prepaid insurance financed with loan	—	317
Operating lease right-of-use assets obtained in exchange for operating lease obligations	2,489	—
Finance lease right-of-use assets obtained in exchange for finance lease obligations	649	414

See notes to consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a healthcare biotechnology company focused on improving cancer diagnostics. The Company’s objective is to enhance diagnostic accuracy and accessibility while building a sustainable business model that supports ongoing innovation. The Company can achieve this through a combination of clinical laboratory services and proprietary diagnostic product development. By integrating diagnostic services with product development, the Company’s service business doubles as a self-funded research and development (R&D) unit, enabling the Company to achieve rapid and cost-efficient innovation rather than being a major cost center of the Company.

This unique integrated operating structure is the foundation of the Company’s approach to research, development, and product commercialization. Unlike companies that rely primarily on stand-alone research facilities or external clinical validation programs, the Company’s clinical laboratory operations enables its R&D team to evaluate, refine, and validate diagnostic products in the course of routine clinical testing activities, and at minimal incremental cost. Through these activities, the Company generates clinical data, operational experience, and specimen access that support ongoing assay development and product improvement. While these activities are initially conducted to provide diagnostic services to patients and their healthcare providers, they also contribute to product development and validation processes.

Precipio has a single operating segment but operates two business divisions that are complementary to each other. The Company’s pathology services division provides specialized cancer diagnostic testing services to physicians, hospitals, and laboratories. This division generates revenue and supports the development of the Company’s expertise in oncology diagnostics. The pathology services division delivers specialized diagnostic testing focused primarily on hematologic cancers and operates a full laboratory that includes all the equipment, personnel, and work processes required to receive patient samples daily, and deliver clinical results to the physicians under the proper compliance umbrella, while also generating profitable revenue to the company. While reimbursement levels and testing volumes may vary, the Company views this division as an important foundation for both current operations and future product development.

The Company’s product division develops and commercializes proprietary diagnostic assay kits designed for use by clinical laboratories. These products allow the Company to expand its reach by enabling other laboratories to benefit from the diagnostic products developed by the Company, while building scalable diagnostic solutions. The Company believes this dual structure provides a unique model for R&D development of clinically applicable products, while delivering operational stability and supporting innovation and future growth. Furthermore, it provides the Company with substantial competitive advantages in terms of the economics of product development, and time to market. The products division focuses on developing proprietary diagnostic assays and kits intended for use by other clinical laboratories. These products are designed to improve testing accessibility and laboratory workflow efficiency while enabling broader market reach without requiring Precipio to perform all testing internally. Product revenues may offer greater scalability than traditional laboratory services, although adoption depends on regulatory, reimbursement, and market factors.

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

Going Concern.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses and has typically used cash in its operating activities for the past several years. For the year ended December 31, 2025, the Company had an operating loss of $1.2 million and net cash provided by operating activities of $0.7 million. As of December 31, 2025, the Company had an accumulated deficit of $102.8 million and working capital of $2.3 million. The Company’s ability to continue as a going concern, over the next twelve months from the date of issuance of these consolidated financial statements in this Annual Report on Form 10-K, is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed,  to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

Other Current Assets.

Other current assets of $0.5 million as of December 31, 2025 include prepaid insurance of approximately $0.3 million and prepaid and other assets of $0.2 million. Other current assets of $0.5 million as of December 31, 2024 include prepaid insurance of $0.3 million and prepaid and other assets of $0.2 million.

Concentrations of Risk.

From time to time, we may maintain a cash position with financial institutions in amounts that exceed Federal Deposit Insurance Corporation insured limits of up to $250,000 per depositor per financial institution. We have not experienced any losses on such accounts as of December 31, 2025.

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

Inventories.

Inventories consist of laboratory supplies and diagnostic assay kits and are valued at cost (determined on an average cost basis, which approximates the first-in, first-out method) or net realizable value, whichever is lower. We evaluate inventory for items that are slow moving or obsolete and record an appropriate reserve for obsolescence if needed. The allowance for slow moving or obsolete inventory was zero at December 31, 2025 and 2024, respectively.

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

Intangible Assets.

We review our amortizable long-lived assets for impairment annually or whenever events indicate that the carrying amount of the asset (group) may not be recoverable. An impairment loss may be needed if the sum of the future undiscounted cash flows is less than the carrying amount of the asset (group). The amount of the loss would be determined by comparing the fair value of the asset to the carrying amount of the asset (group). There were no impairment charges on our amortizable long-lived assets during the years ended December 31, 2025 and 2024.

Debt Issuance Costs

Debt issuance costs are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs are presented as a reduction of the related debt in the accompanying balance sheets. The amortization expense recorded was less than $0.1 million for the years ended December 31, 2025 and 2024, respectively. See Note 5 – “Long Term Debt” for further discussion.

Stock-Based Compensation.

All stock-based awards to date have exercise prices equal to the market price of our common stock on the date of grant and have ten-year contractual terms. Stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest. The Company utilizes the Black-Scholes or other option pricing models for determining the estimated fair value for stock-based awards. As of December 31, 2025 unvested awards with time-based vesting had vesting periods of up to four years from the date of grant. As of December 31, 2025 and 2024, the Company had unvested awards with market-condition vesting of 30,000 and zero, respectively. No awards outstanding at December 31, 2025 and 2024, respectively, are subject to performance vesting conditions.

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

Presentation of Insurance Claims and Related Insurance Recoveries.

The Company accounts for its insurance claims and related insurance recoveries at their gross values as standards for health care entities do not allow the Company to net insurance recoveries against the related claim liabilities. There were no insurance claims or insurance recoveries recorded during the years ended December 31, 2025 and 2024.

Advertising Costs.

Advertising costs are expensed as incurred and are included in operating expenses on the consolidated statements of operations.  Advertising costs charged to operations were approximately $0.1 million in 2025 and 2024, respectively.

Research and Development Costs.

All costs associated with internal research and development are expensed as incurred. These costs include salaries and employee related expenses, operating supplies and facility-related expenses. Research and development costs charged to operations totaled $1.6 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively.

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

A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been applied against the Company’s net deferred tax assets as of December 31, 2025 and 2024, due to projected losses and because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets.

Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of, or changes in tax laws, regulations and interpretations thereof as well as other factors. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the accompanying consolidated statements of operations, of which there was none for the years ended December 31, 2025 and 2024.

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

Historically, certain of our issued warrants to purchase common stock did not qualify to be treated as equity and accordingly, were recorded as a liability (“Common Stock Warrant Liability”). We are required to present these instruments at fair value at each reporting date and any changes in fair values are recorded as an adjustment to earnings.

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

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 375,181 and 754,251 shares of our common stock have been excluded from the computation of diluted loss per share at December 31, 2025 and 2024, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	December 31,
	2025	2024
Stock options	359,306	303,932
Warrants	10,000	444,444
Preferred stock	5,875	5,875
Total	375,181	754,251

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid to be disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard with retrospective application in the 2025 annual financial statements and have included the additional disclosures in Note 9 - Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted.

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

3. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2025 and 2024 is as follows:

	2025	2024
Furniture and fixtures and leasehold improvements	$26	$34
Laboratory equipment	1,233	1,017
Computer equipment and laboratory software	1,309	1,209
Construction in process	27	86
	2,595	2,346
Less—accumulated depreciation and amortization	(1,866)	(1,627)
Total	$729	$719

Depreciation expense was approximately $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

4. INTANGIBLES

Intangible assets consist of the following:

	Dollars in Thousands
	December 31, 2025
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$8,071	$10,919

	Dollars in Thousands
	December 31, 2024
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$18,990	$7,121	$11,869

Estimated Useful Life
Technology	20	years

Amortization expense for intangible assets was $1.0 million during the years ended December 31, 2025 and 2024, respectively. Amortization expense for intangible assets is expected to be $1.0 million for each of the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	December 31, 2025	December 31, 2024
Connecticut Department of Economic and Community Development (DECD)	$83	$115
DECD debt issuance costs	(6)	(9)
Financed insurance loan	—	177
Business loan agreement	—	91
Total long-term debt	77	374
Current portion of long-term debt	(30)	(297)
Long-term debt, net of current maturities	$47	$77

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

Debt issuance costs associated with the DECD 2018 Loan were approximately $31.0 thousand. Amortization of the debt issuance cost was approximately $3.0 thousand and $3.0 thousand for the years ended December 31, 2025 and 2024, respectively. Net debt issuance costs were approximately $6.0 thousand and $9.0 thousand at December 31, 2025 and 2024, respectively, and are presented as a reduction of the related debt in the accompanying consolidated balance sheets. Amortization for each of the next two years is expected to be approximately $3.0 thousand.

Financed Insurance Loan.

The Company finances certain of its insurance premiums (the “Financed Insurance Loans”).  In July 2024, the Company financed $0.3 million with a 9.99% interest rate and made payments on a monthly basis through June 2025. As of December 31, 2025 and 2024, the Financed Insurance Loan’s outstanding balance of zero and $0.2 million, respectively, was included in current maturities of long-term debt in the Company’s consolidated balance sheets. A corresponding prepaid asset was included in other current assets in the Company’s consolidated balance sheets.

Business Loan Agreement.

On May 1, 2024, the Company entered into a Business Loan and Security Agreement (the “Loan Agreement”) with Altbanq Lending LLC, pursuant to which the Company obtained a loan in the principal amount of $250,000 (the “Secured Loan”). According to the Loan Agreement, the Company granted the lender a continuing security interest in certain collateral (as defined in the Loan Agreement). Furthermore, the Company’s Chief Executive Officer provided a personal guaranty for the Secured Loan. The Secured Loan has a term of one year and an interest rate of 20%, such that pursuant to the Loan Agreement, the Company is obligated to pay the Lender fifty-two payments of $5,769 on a weekly basis and the total sum of the Secured Loan and interest (not including any fees) is equal to a total repayment amount of $300,000 (“the Repayment Amount“). If the Company defaulted on payments then a default fee of $15,000 shall be payable to the lender. As of the date hereof, the Repayment Amount was paid in full and the Company did not default on any payments

As of December 31, 2025 and December 31, 2024, the outstanding balance of zero and $0.1 million, respectively, under the Loan Agreement, was included in current maturities of long-term debt in the Company’s consolidated balance sheets.

The aggregate future maturities required on gross long-term debt at December 31, 2025 are as follows:

	2026	2027	2028	Total
DECD loan	$33	$34	$16	$83

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

Accrued expenses at December 31, 2025 and 2024 are as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Accrued expenses	$402	$595
Accrued compensation	977	955
Accrued franchise, property and sales and use taxes	209	173
CHC temporary funding assistance	83	1,057
Accrued interest	19	19
	$1,690	$2,799

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

During the year ended December 31, 2025, we made approximately $0.9 million in repayments to CHC and wrote off another $0.1 million, leaving a balance of approximately $0.1 million as of December 31, 2025.  In January 2026, the Company paid the remaining amount due and as of the issuance of this Annual Report on Form 10-K there was no amount due to CHC.

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

The Company also recognizes ROU assets from finance leases in connection with its HSRR program. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the consolidated statements of operations. There were no derecognized finance lease ROU assets related to the HSRR program for the years ended December 31, 2025 and 2024. Where Precipio is the lessor, customers lease diagnostic testing equipment from the Company with the transfer of ownership to the customer at the end of the lease term at no additional cost.  For these contracts, the Company accounts for the arrangements as sales-type leases. The lease asset for sales-type leases is the net investment in leased asset, which is recorded once the finance lease ROU asset is derecognized and a related gain or loss is noted. The net investment in leased assets was zero and less than $0.1 million as of December 31, 2025 and 2024, respectively, and is included in other current assets and other assets in our consolidated balance sheets.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	December 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets, net	$2,565	$395
Finance lease right-of-use assets, net	998	517
Total lease assets	$3,563	$912

Liabilities:
Current:
Current maturities of operating lease liabilities	$410	$201
Current maturities of finance lease liabilities	209	124
Noncurrent:
Operating lease liabilities, less current maturities	2,206	206
Finance lease liabilities, less current maturities	751	348
Total lease liabilities	$3,576	$879

As of December 31, 2025, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
	December 31,	December 31,	December 31,
	2025	2025	2025
2026	$648	$300	$948
2027	701	274	975
2028	745	234	979
2029	787	186	973
2030	299	129	428
Thereafter	93	78	171
Total lease obligations	3,273	1,201	4,474
Less: Amount representing interest	(657)	(241)	(898)
Present value of net minimum lease obligations	2,616	960	3,576
Less, current portion	(410)	(209)	(619)
Long term portion	$2,206	$751	$2,957

Other information as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	4.6	1.9
Finance leases	4.5	4.4
Weighted-average discount rate:
Operating leases	10.00%	8.00%
Finance leases	10.70%	11.20%

During the years ended December 31, 2025 and 2024, operating cash flows from operating leases were $0.2 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities were $2.5 million and zero, respectively.

Operating Lease Costs

Operating lease costs were $0.3 million and $0.2 million during the years ended December 31, 2025 and 2024, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the consolidated statements of operations for the years ended December 31, 2025 and 2024. The balances within these accounts are approximately $0.3 million and $0.1 million, respectively.

8. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. Some of these agreements run through 2031. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are as follows:

Years ending December 31,	(dollars in thousands)
2026	$2,290
2027	158
2028	158
2029	158
2030	158
Thereafter	158
$3,080

LITIGATIONS

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owe approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying consolidated balance sheets at December 31, 2025 and 2024.

During the year ended December 31, 2025, the Company was involved in a legal proceeding brought by a former employee before the court in San Antonio, Texas, alleging unfair dismissal and seeking monetary damages. The matter was resolved in 2025 through a settlement agreement. The settlement was reached without any admission of liability and is not material to the Company’s financial statements. Accordingly, the matter is considered closed.

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

9. INCOME TAXES

Net loss before income tax expense for the years ended December 31, 2025 and 2024 is as follows:

	Dollars in Thousands
	2025	2024
U.S. Operations	$(363)	$(4,290)
Total	$(363)	$(4,290)

The income tax expense consists of the following for the years ended December 31, 2025 and 2024.

Dollars in Thousands
	2025	2024
Federal:
Current	$—	$—
Deferred	—	—
Total Federal	$—	$—
State:
Current	$—	$—
Deferred	—	—
Total State	$—	$—
Foreign:
Current	$—	$—
Deferred	—	—
Total Foreign	$—	$—
Total Tax Provision	$—	$—

The Company’s provision for income taxes for the years ended December 31, 2025 and December 31, 2024 relates to income taxes in states and other jurisdictions and differs from the amounts determined by applying the statutory federal income tax rate to the loss before income taxes for the following reasons:

	Dollars in Thousands
	2025		2024
	$	%	$	%
US Federal Statutory Tax Rate	(76)	21%	(901)	21%
State and Local Income Taxes—net of Federal Income Tax Effect *	(16)	4%	(175)	4%
Foreign Tax Effects
Other foreign jurisdictions	—	0%	—	0%
Effect of changes in tax laws or rates enacted in the current period
Other	(17)	5%	(53)	1%
Effect of Cross-Border Tax Laws
Other	—	0%	—	0%
Tax Credits
Research and development credits	(120)	33%	(204)	5%
Foreign tax credits	—	0%	—	0%
Changes in valuation allowances	(2,243)	618%	1,274	(30)%
Nontaxable or Nondeductible Items
Public company expense	56	(15)%	44	(1)%
Incentive stock options	2,400	(661)%	—	0%
Other	16	(4)%	15	0%
Changes in unrecognized tax benefits	—	0%	—	0%

Other Adjustments
Other	—	0%	—	0%
Effective Tax Rate	—	—	—	—

*State taxes in New Jersey and Florida made up the majority (greater than 50%) of the tax effect in this category.

The following table presents the components of income taxes paid, net of refunds.

Dollars in Thousands
2025
Federal	$-
State	$-
Total	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax assets relate primarily to its net operating loss carryforwards, allowance for credit losses and stock-based compensation, partially offset by property and equipment and intangible assets. The Company has recorded a full valuation allowance to offset the net deferred tax assets, as it is more likely than not that the Company will not realize future benefits associated with these net deferred tax assets at December 31, 2025 and 2024.

At December 31, 2025 and 2024, the Company had net deferred tax assets of $19.0 million and $21.2 million, respectively, against which a full valuation allowance has been recorded. The increase in the valuation allowance for the years ended December 31, 2025 is a decrease of $2.2 million resulting from a change in the tax treatment of stock-based compensation. The change required a decrease in the deferred tax asset resulting from the cumulative effect related to the tax treatment of incentive stock options as opposed to non-qualified stock options. This change is offset by an adjustment to the valuation allowance. In 2024, there was an increase of $1.3 million resulting from additional net operating losses generated in the year. The deferred tax liabilities associated with the book versus tax basis difference of intangible assets are the result of an asset step-up pursuant to a June 2017 merger transaction (the “Merger”). Significant components of the Company’s net deferred tax assets at December 31, 2025 and 2024 are as follows:

	Dollars in Thousands
	2025	2024
Deferred tax assets:
Net operating loss and credit carryforwards	$20,419	$19,748
Allowance for credit losses	265	249
Stock-based compensation	586	2,659
Other	164	458
Gross deferred tax assets	21,434	23,114
Deferred tax liabilities:
Property and equipment	(398)	(233)
Intangible assets	(2,072)	(1,673)
Other	—	—
Gross deferred tax liabilities	(2,470)	(1,906)
Net deferred tax assets	18,964	21,208
Less valuation allowance	(18,964)	(21,208)
Net deferred liability	$—	$—

The Company had available gross federal net operating loss (“NOL”) carryforwards of approximately $81 million, and state NOL carryforwards of $2.7 million as of December 31, 2025. Approximately $28 million of the federal NOLs will expire at various dates beginning in 2036 through 2037 if not utilized, while the remaining amount will have an indefinite life. After passage of the Tax Cuts and Jobs Act of 2017, federal loss NOL carryforwards arising in taxable years beginning after December 31, 2017 have an unlimited carryforward period; however, such losses can only offset 80% of taxable income in any one year. Included in the total NOLs for 2025 are $53 million of federal losses that fall under these rules. State NOLs expire on various dates. Section 382 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company reduced its tax attributes (NOLs and tax credits) and generated a limitation on utilization of such attributes resulting from the Merger.

At December 31, 2025, and as a result of the limitations under Section 382 of the Internal Revenue Code, the Company had a total of unused federal tax net operating loss carryforwards with expiration dates as follows:

Dollars in
Thousands
2025
2036	$14,277
2037	13,641
Unlimited life	53,010
Total Federal	$80,928

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

During the years ended December 31, 2025 and 2024, the Company issued 15,279 and zero shares of its common stock, respectively, in connection with the exercise of 15,279 and zero stock options, respectively. The stock option exercises resulted in net cash proceeds to the Company of $0.1 million and zero during the years ended December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, the Company issued 29,419 and 61,692 shares of its common stock, respectively, in connection with Board fees and consulting services of approximately $0.2 million and $0.4 million, respectively.

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

During the year ended December 31, 2025, there were no sales of common stock pursuant to the AGP 2023 Sales Agreement. During the year ended December 31, 2024, we received net proceeds of $0.1 million, from the sale of 11,822 shares of common stock pursuant to the AGP 2023 Sales Agreement.

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

There were no conversions of Series B Preferred Stock during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had 6,900 shares of Series B designated and issued and 47 shares of Series B outstanding. Based on the stated value of $1,000 per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at December 31, 2025 were convertible into 5,875 shares of common stock.

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

Common Stock Warrants

The following represents a summary of the warrants outstanding as of December 31, 2025:

			Underlying	Exercise
	Issue Year	Expiration	Shares	Price
Warrants
(1)	2025	February 2027	10,000	$60.00

(1) These warrants were issued to a consultant in connection with services performed.

During the years ended December 31, 2025 and 2024, zero and 15,091 warrants expired. These warrants had been issued in connection with transactions which were completed in 2019.

RDO Common Warrants. In connection with the Registered Direct Offering in June 2023, the Company issued 444,444 warrants to purchase up to 444,444 shares of common stock (the “RDO Common Warrants”). The RDO Common Warrants are exercisable beginning six months after the date of issuance, have an exercise price of $12.60 per share, and will expire December 12, 2028.

During the year ended December 31, 2025, the Company amended the warrant agreements with certain RDO Common Warrant holders giving the holders the right, at their discretion, to exercise their remaining outstanding warrants in a cashless manner.

During the year ended December 31, 2025, 444,444 RDO Common Warrants were exercised for 242,562 shares of our common stock. The Company received net proceeds of approximately $1.3 million from these exercises. The intrinsic value of the warrants exercised during the year ended December 31, 2025 was $3.4 million.

Deemed Dividends

Certain of our preferred stock and warrant issuances contain down round provisions which require us to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share.

There were no deemed dividends recorded during the years ended December 31, 2025 and 2024.

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

Common Stock Warrant Liabilities.

Certain of our issued or outstanding warrants to purchase shares of common stock do not qualify to be treated as equity and, accordingly, are recorded as a liability. We are required to record these instruments at fair value at each reporting date and changes are recorded as a non-cash adjustment to earnings. The gains or losses included in earnings are reported in other income (expense) in our consolidated statement of operations.

Bridge Note Warrant Liabilities

During 2019 and 2018, the Company issued warrants in connection with the issuance of convertible notes. All of these warrants issuances were classified as warrant liabilities (the “Bridge Note Warrant Liabilities”).

The Bridge Note Warrant Liabilities are considered Level 3 financial instruments and were valued using the Black Scholes model. During the year ended December 31, 2024, the last remaining warrants related to Bridge Note Warrant Liabilities expired and thus at December 31, 2025 and 2024, respectively, there were no warrant liabilities to be valued.

During the year ended December 31, 2024, the change in the fair value of the warrant liabilities measured using significant unobservable inputs (Level 3) was zero.

12. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the "2017 Plan") which will expire on June 5, 2027.  The shares authorized for issuance under the 2017 Plan were 395,380 at December 31, 2025 of which 18,234 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Company’s Board of Directors or Compensation Committee. During the year ended December 31, 2025, the shares authorized for issuance increased by 74,681 shares.

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

During the year ended December 31, 2025, the Company granted stock options to purchase up to 89,000 shares of common stock at a weighted average exercise price of $6.90. The stock options granted have either time-based or market-condition vesting.

The awards with time-based vesting have periods of up to four years and had grant date fair values between $5.24 and $17.56. The fair value was calculated using the Black-Scholes option pricing model and used the follow assumptions: risk free interest rates of 3.82% to 4.65%, based on the U.S. Treasury yield in effect at the time of grant; expected life of five to six years; and volatility of 121% to 128% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

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

Out of the Company’s approximately 304,000 total outstanding options on the Effective Date, approximately 177,000 were repriced. The Board approved the Option Repricing after careful consideration of various alternatives and the recommendation of the compensation committee of the Board that the repricing was fair, just, and reasonable to the Company and its stockholders. Management determined that the Option Repricing represented a modification of the impacted awards and calculated incremental compensation cost of approximately $0.5 million resulting from the modification. The incremental expense was recognized over 1.4 years.

The following table summarizes stock option activity under our plans during the year ended December 31, 2025:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2025	303,932	$7.18
Granted	89,000	6.90
Exercised	(15,279)	7.78
Forfeited	(18,347)	6.30
Outstanding at December 31, 2025	359,306	$7.13
Exercisable at December 31, 2025	237,830	$7.28

As of December 31, 2025, there were 307,087 options that were vested or expected to vest with an aggregate intrinsic value of less than $4.8 million and a remaining weighted average contractual life of 6.2 years.

During the year ended December 31, 2024, there were 76,987 options granted with a weighted average exercise price of $5.01 and 5,799 options forfeited with a weighted average exercise price of $17.31.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

There were no restricted stock awards granted during the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and 2024, respectively, there were no unvested restricted stock awards.

Stock Compensation.

During the years ended December 31, 2025 and 2024, we recorded compensation expense for all stock awards of $1.2 million and $1.5 million, respectively, within operating expense in the accompanying statements of operations. The 2025 and 2024 expense included approximately $0.3 million and $0.2 million, respectively, of expense related to the Option Repricing. As of December 31, 2025, the unrecognized compensation expense related to unvested stock awards was $0.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

13. SALES SERVICE REVENUE, NET AND ACCOUNTS RECEIVABLE

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the years ended December 31, 2025 and 2024 was as follows:

	For the Year Ended December 31,
(dollars in thousands)	Diagnostic Testing
	2025	2024
Medicaid	$48	$42
Medicare	9,613	6,355
Self-pay	21	36
Third party payers	11,700	9,483
Contract diagnostics and other	124	49
Service revenue, net	$21,506	$15,965

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer.  As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. As of December 31, 2025 and 2024, the deferred revenue was $0.3 million and $0.2 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2025	2024	2025	2024	2025	2024
Medicaid	$48	$42	$—	$—	$48	$42
Medicare	9,612	6,355	—	—	9,613	6,355
Self-pay	21	36	—	—	21	36
Third party payers	40,946	32,691	(29,246)	(23,208)	11,700	9,483
Contract diagnostics and other	124	49	—	—	124	49
	50,751	39,173	(29,246)	(23,208)	21,506	15,965
Product	2,741	2,611	—	—	2,740	2,611
	$53,492	$41,784	$(29,246)	$(23,208)	$24,246	$18,576

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales.  The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount.  Reference FASB 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses.  The change in the allowance for credit losses is directly related to the increase in patient service revenues.  The following table presents our reported revenues net of the collection allowance and adjustments for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2025	2024	2025	2024	2025	2024
Medicaid	$48	$42	$31	$1	$79	$43
Medicare	9,613	6,355	(95)	(129)	9,518	6,226
Self-pay	21	36	(1)	(4)	20	32
Third party payers	11,700	9,483	(132)	88	11,568	9,571
Contract diagnostics and other	124	49	—	—	124	49
	21,506	15,965	(197)	(44)	21,309	15,921
Product	2,740	2,611	—	—	2,740	2,611
	$24,246	$18,576	$(197)	$(44)	$24,049	$18,532

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

The following summarizes the mix of receivables as of December 31, 2025 and 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Medicaid	$19	$(12)
Medicare	1,838	1,086
Self-pay	16	13
Third party payers	859	530
Contract diagnostic services, product and other	297	177
	$3,029	$1,794
Less allowance for credit losses	(1,045)	(995)
Accounts receivable, net	$1,984	$799

The following table presents the roll-forward of the allowance for credit losses for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(dollars in thousands)	2025	2024
Balance, January 1	$(995)	$(2,572)
Provision for credit losses:
Medicaid	31	1
Medicare	(95)	(129)
Self-pay	(1)	(4)
Third party payers	(132)	88
	(197)	(44)
Credit loss income (expense)	20	(20)
Total charges	(177)	(64)
Write-offs	127	1,641
Balance, December 31	$(1,045)	$(995)

Customer Revenue and Accounts Receivable Concentration

Customer revenue and accounts receivable concentration amounted to the following for the identified periods.

	Net sales		Accounts receivable, as of
	Year Ended
	December 31,		December 31,	December 31,
	2025	2024	2025	2024

Customer A	26%	17%	34%	29%
Customer B	*	*	12%	*
Customer C	*	*	10%	*

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

	Dollars in Thousands
	Year Ended
	December 31,
	2025	2024
Net sales	$24,049	$18,532
Less expense (income):
Cost of sales	13,343	10,973
Operating expenses (1)	11,908	11,775
Other segment expense (income) (2)	(839)	74
Net loss	$(363)	$(4,290)

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

In November 2022, the Company submitted an ERC claim totaling approximately $1.5 million. During the year ended December 31, 2025, the Company received payments for part of the ERC claim totaling approximately $0.8 million. The Company recorded this as other income in the consolidated statements of operations.

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

16. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2025 through the date the consolidated financial statements were issued. There are no other events to report other than what has been disclosed in the consolidated financial statements.

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

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

(c)         Changes in internal control over financial reporting

Based on management’s evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a smaller reporting company, the Company is not required to include in this Annual Report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Item 9B. Other Information

(a)	None.
(b)	During the fourth quarter of the fiscal year ended December 31, 2025, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the 2026 Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2025. The information required by this item is incorporated herein by reference to the 2026 Proxy Statement. The information required by this item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Part I, “Item 1. Our Business” of this Annual Report on Form 10-K, and is also incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item (excluding the information under the heading “Pay Versus Performance”) is incorporated herein by reference to the 2026 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2025.

Our independent public accounting firm is CBIZ CPAs, P.C., New Haven, CT. PCAOB Auditor ID 199.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1            Financial Statements. The following financial statements of the Registrant are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Registrant and Subsidiary as of December 31, 2025 and 2024.

Consolidated Statements of Operations of the Registrant and Subsidiary for the years ended December 31, 2025 and 2024.

Consolidated Statements of Stockholders’ Equity of the Registrant and Subsidiary for the years ended December 31, 2025 and 2024.

Consolidated Statements of Cash Flows of the Registrant and Subsidiary for the years ended December 31, 2025 and 2024.

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

10.6	Lease, dated July 11, 2017, by and between the Company and Science Park Development Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8K/A filed on July 31, 2017).
10.7†	Employment Agreement dated August 7, 2018 between the Company and Ilan Danieli (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K filed on August 9, 2018).
10.8†	Employment Agreement dated August 7, 2018 between the Company and Ahmed Zaki Sabet (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 8-K filed on August 9, 2018).
10.9†	Employment Agreement dated August 7, 2018 between the Company and Ayman Mohamed (incorporated by reference to Exhibit 10.1(e) to the Company’s Form 8-K filed on August 9, 2018).
10.10†	Payroll and Position Change Notice dated March 21, 2022 between the Company and Matthew Gage (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2022).
10.11	Securities Purchase Agreement, dated June 8, 2023, by and between Precipio, Inc. and the Purchaser (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2023).
10.12	Business Loan and Security Agreement dated May 1, 2024 by and between the Company and Altbanq Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 6, 2024).
10.13	Form of Notice of Stock Option Repricing (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2024).
19.1	Precipio, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K filed on March 27, 2025).
21.1	Subsidiaries of the Company.
23.1	Consent of CBIZ CPAs P.C.
23.2	Consent of Marcum LLP.
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
97.1†	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 29, 2024).
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2026.

Precipio, Inc.

By:	/s/ ILAN DANIELI
Ilan Danieli, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Danieli	Director and Chief Executive Officer	March 30, 2026
Ilan Danieli	(Principal Executive Officer)

/s/ Matthew Gage	Chief Financial Officer	March 30, 2026
Matthew Gage	(Principal Financial and Accounting Officer)

/s/ Richard Sandberg	Chairman of the Board of Directors	March 30, 2026
Richard Sandberg

/s/ Kathleen LaPorte	Director	March 30, 2026
Kathleen LaPorte

/s/ Ronald Andrews	Director	March 30, 2026
Ronald Andrews

/s/ Jeffrey Cossman, M.D.	Director	March 30, 2026
Jeffrey Cossman, M.D.

/s/ David Cohen	Director	March 30, 2026
David Cohen

/s/ Christina Valauri	Director	March 30, 2026
Christina Valauri