Form 10-Q
period 2026-03-31
Precipio, Inc.
filed 2026-05-14
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the number of shares of common stock outstanding was 1,787,372.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(unaudited)
	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$2,604	$2,651
Accounts receivable (net of allowance for credit losses of $1,295 and $1,045, respectively)	1,988	1,984
Inventories	870	935
Other current assets	470	469
Total current assets	5,932	6,039

PROPERTY AND EQUIPMENT, NET	735	729

OTHER ASSETS:
Finance lease right-of-use assets, net	936	998
Operating lease right-of-use assets, net	2,451	2,565
Intangibles, net	10,682	10,919
Other assets	67	67
Total assets	$20,803	$21,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$30	$30
Current maturities of finance lease liabilities	202	209
Current maturities of operating lease liabilities	434	410
Accounts payable	1,363	1,131
Accrued expenses	1,660	1,690
Deferred revenue	121	282
Total current liabilities	3,810	3,752
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	40	47
Finance lease liabilities, less current maturities	701	751
Operating lease liabilities, less current maturities	2,085	2,206
Total liabilities	6,636	6,756
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at March 31, 2026 and December 31, 2025, 47 shares issued and outstanding at March 31, 2026 and December 31, 2025, liquidation preference of $147 at March 31, 2026	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2026 and December 31, 2025, 1,783,682 and 1,780,899 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	18	18
Additional paid-in capital	118,395	117,346
Accumulated deficit	(104,246)	(102,803)
Total stockholders’ equity	14,167	14,561
Total liabilities and stockholders’ equity	$20,803	$21,317

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
SALES:
Service revenue, net	$6,302	$4,257
Product revenue	659	654
Revenue, net of contractual allowances and adjustments	6,961	4,911
Adjustment for allowance for credit losses	(250)	18
Net sales	6,711	4,929
COST OF SALES:
Cost of service revenue	3,705	2,466
Cost of product revenue	281	323
Total cost of sales	3,986	2,789
Gross profit	2,725	2,140
OPERATING EXPENSES:
Operating expenses	4,153	2,999
OPERATING LOSS	(1,428)	(859)
OTHER EXPENSE:
Interest expense, net	(15)	(25)
LOSS BEFORE INCOME TAXES	(1,443)	(884)
INCOME TAX EXPENSE	–	—
NET LOSS	$(1,443)	$(884)

Net loss per common share:
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.81)	$(0.59)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,783,080	1,502,652

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2026
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2026	47	$—	1,780,899	$18	$117,346	$(102,803)	$14,561
Net loss	—	—	—	—	—	(1,443)	(1,443)
Proceeds upon issuance of common stock from exercise of stock options	—	—	562	—	3	—	3
Issuance of common stock for Board fees and consulting services	—	—	2,221	—	53	—	53
Stock-based compensation	—	—	—	—	993	—	993
Balance, March 31, 2026	47	$—	1,783,682	$18	$118,395	$(104,246)	$14,167

	For the Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2025	47	$—	1,493,639	$15	$114,519	$(102,440)	$12,094
Net loss	—	—	—	—	—	(884)	(884)
Issuance of common stock for Board fees and consulting services	—	—	10,673	—	65	—	65
Stock-based compensation	—	—	—	—	423	—	423
Balance, March 31, 2025	47	$—	1,504,312	$15	$115,007	$(103,324)	$11,698

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,443)	$(884)

Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	281	324
Amortization of operating lease right-of-use asset	115	57
Amortization of finance lease right-of-use asset	61	36
Amortization of deferred financing costs, debt discounts and debt premiums	1	—
Stock-based compensation	993	423
Value of stock issued in payment of Board fees and consulting services	53	65
Provision for credit losses	250	(38)
Derecognition of operating lease right-of-use asset and liability	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	(254)	(139)
Inventories	65	(101)
Other assets	(2)	73
Accounts payable	231	288
Operating lease liabilities	(97)	(54)
Deferred revenue	(161)	57
Accrued expenses	(29)	(140)
Net cash provided by (used in) operating activities	64	(44)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50)	(138)
Net cash used in investing activities	(50)	(138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(56)	(33)
Proceeds from exercise of stock options	3	—
Principal payments on long-term debt	(8)	(157)
Net cash flows used in financing activities	(61)	(190)
NET CHANGE IN CASH	(47)	(372)
CASH AT BEGINNING OF PERIOD	2,651	1,389
CASH AT END OF PERIOD	$2,604	$1,017

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$26	$30

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	1,237

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025

1. BUSINESS DESCRIPTION

Business Description.

Precipio, Inc., and its subsidiaries, (collectively, “we”, “us”, “our”, the “Company” or “Precipio”) is a healthcare biotechnology company focused on improving cancer diagnostics. Our objective is to enhance diagnostic accuracy and accessibility while building a sustainable business model that supports ongoing innovation. We seek to achieve these objectives through a combination of clinical laboratory services and proprietary diagnostic product development. By integrating diagnostic services with product development, our service business doubles as a self-funded research and development (R&D) unit, enabling us to achieve rapid and cost-efficient innovation rather than being a major cost center of the Company.

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

Precipio operates under a single segment that encompasses two business divisions that are complementary to each other. Our pathology services division provides specialized cancer diagnostic testing services to physicians, hospitals, and laboratories. This division generates revenue and supports the development of our expertise in oncology diagnostics. The pathology services division delivers specialized diagnostic testing focused primarily on hematologic cancers and operates a full laboratory that includes all the equipment, personnel, and work processes required to receive patient samples daily, and deliver clinical results to the physicians under the proper compliance umbrella, while also generating profitable revenue to us. While reimbursement levels and testing volumes may vary, we view the pathology services division as an important foundation for both current operations and future product development.

Our product division focuses on the development and commercialization of proprietary diagnostic assay kits designed for use by clinical laboratories. These products allow us to expand our reach by enabling other laboratories to benefit from the diagnostic products developed by us, while building scalable diagnostic solutions. We believe this dual structure provides a unique model for R&D development of clinically applicable products, while delivering operational stability and supporting innovation and future growth. Furthermore, it provides us with competitive advantages in terms of the economics of product development, and time to market. These products are designed to improve testing accessibility and laboratory workflow efficiency while enabling broader market reach without requiring us to perform all testing internally. Product revenues may offer greater scalability than traditional laboratory services, although adoption depends on regulatory, reimbursement, and market factors.

To deliver our strategy, we have structured our organization to develop diagnostic products, including our laboratory and R&D facilities located in New Haven, Connecticut and Omaha, Nebraska, respectively, which house teams that collaborate on the development of new products and services. We operate Clinical Laboratory Improvement Amendment (“CLIA”) laboratories in both New Haven, Connecticut and Omaha, Nebraska where we provide essential blood cancer diagnostics to office-based oncologists in many states nationwide. To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratories to support R&D beta-testing of the products we develop, in a clinical environment.

Our operating structure promotes the harnessing of our proprietary technology and genetic diagnostic expertise to bring to market our robust pipeline of innovative solutions designed to address the root causes of misdiagnoses.

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses for the past several years and while it has shown cash provided by its operating activities over the past year, this was largely aided by $0.8 million in payments received related to non-recurring Employee Retention Credits. See Note 12 Employee Retention Credit. For the three months ended March 31, 2026, the Company had an operating loss of $1.4 million and net cash provided by operating activities of $0.1 million. As of March 31, 2026, the Company had an accumulated deficit of $104.2 million and working capital of $2.1 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed, to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 contained in our Annual Report on Form 10-K, filed with the SEC on March 30, 2026. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2026.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company has adopted this standard. The standard did not impact our financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 contains amendments to the Codification that affect a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The amendments in this update represent changes to the Codification that clarify, correct errors or make minor improvements, making the Codification easier to understand and apply. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption of the amendments in this update are permitted for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. If adopted in an interim period, the amendment must be adopted as of the beginning of the fiscal years that includes the interim period. An entity should apply the amendments in this update (except for amendments to Topic 260, Earnings per Share, related to Issue 4) using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied, by adjusting the opening balance of retained earnings, or other appropriate components of equity or net assets, as of the beginning of the earliest comparative period presented. For amendments to Topic 260, Issue 4, an entity shall apply the amendments retrospectively to each prior reporting period presented in the period of adoption. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. This update is intended to improve the navigability of the required interim disclosures under Topic 270 and clarify when the guidance is applicable. The amendments also provide a comprehensive list of disclosures required by Topic 270 that should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose since the end of the last annual reporting period that have a material impact on the entity. The amendments clarify the applicability of Topic 270, the types of interim reporting, and the form and content of the interim financial statements in accordance with GAAP. The amendments in this update apply to all entities that provide interim financial statements and notes in accordance with GAAP and include guidance on the definition of interim financial statements and notes in accordance with GAAP, including referencing the U.S. Securities and Exchange Commission requirements for entities to which those requirements apply. The amendments are effective for interim reporting periods beginning after December 15, 2027, for public entities. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively to any and all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires entities to disaggregate operating expenses into specific categories, such as purchases of inventory, compensation, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.

Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 471,541 and 831,501 shares of our common stock have been excluded from the computation of diluted loss per share at March 31, 2026 and 2025, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	March 31,
	2026	2025
Stock options	455,666	381,182
Warrants	10,000	444,444
Preferred stock	5,875	5,875
Total	471,541	831,501

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	March 31, 2026	December 31, 2025
Connecticut Department of Economic and Community Development (DECD)	$75	$83
DECD debt issuance costs	(5)	(6)
Total long-term debt	70	77
Current portion of long-term debt	(30)	(30)
Long-term debt, net of current maturities	$40	$47

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended March 31, 2026 and 2025, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses at March 31, 2026 and December 31, 2025 are as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Accrued expenses	$341	$402
Accrued compensation	1,100	977
Accrued franchise, property and sales and use taxes	200	209
CHC temporary funding assistance	—	83
Accrued interest	19	19
	$1,660	$1,690

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

During the year ended December 31, 2024, the Company received approximately $1.1 million through CHC’s Temporary Assistance Program and began repayments during 2025. During the three months ended March 31, 2026, the Company made its final repayment to CHC of approximately $0.1 million. As of March 31, 2026 and December 31, 2025 the amount due to CHC was zero and $0.1 million, respectively.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. Some of these agreements run through 2031. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $2.8 million at March 31, 2026.

LEGAL PROCEEDINGS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at March 31, 2026 and December 31, 2025.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program and from finance leases for laboratory equipment. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three months ended
March 31, 2026 and 2025, respectively.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets, net	$2,451	$2,565
Finance lease right-of-use assets, net	936	998
Total lease assets	$3,387	$3,563

Liabilities:
Current:
Current maturities of operating lease liabilities	$434	$410
Current maturities of finance lease liabilities	202	209
Noncurrent:
Operating lease liabilities, less current maturities	2,085	2,206
Finance lease liabilities, less current maturities	701	751
Total lease liabilities	$3,422	$3,576

As of March 31, 2026, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
2026 (remaining)	$487	$218	$705
2027	701	274	975
2028	745	234	979
2029	787	186	973
2030	299	129	428
Thereafter	93	78	171
Total lease obligations	3,112	1,119	4,231
Less: Amount representing interest	(593)	(216)	(809)
Present value of net minimum lease obligations	2,519	903	3,422
Less, current portion	(434)	(202)	(636)
Long term portion	$2,085	$701	$2,786

Other information as of March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (years):
Operating leases	4.3	4.6
Finance leases	4.3	4.5
Weighted-average discount rate:
Operating leases	10.00%	10.00%
Finance leases	10.60%	10.70%

During each of the three months ended March 31, 2026 and 2025, operating cash flows from operating leases were $0.1 million, and operating lease ROU assets obtained in exchange for operating lease liabilities were zero and $1.2 million, respectively.

During the three months ended March 31, 2026 and 2025, there were no finance lease ROU assets obtained in exchange for finance lease liabilities.

Operating Lease Costs

Operating lease costs were approximately $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are included in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 and the balances within these accounts are less than $0.1 million, respectively.

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

During the three months ended March 31, 2026, the Company issued 562 shares of its common stock in connection with the exercise of 562 stock options. The stock option exercises resulted in net cash proceeds to the Company of $3 thousand. There were no stock option exercises during the three months ended March 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company issued 2,221 and 10,673 shares of its common stock, respectively, in connection with Board fees of $0.1 million and $0.1 million, respectively.

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

There were no conversions of Series B Preferred Stock during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, the Company had 6,900 shares of Series B Preferred Stock and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at March 31, 2026 were convertible into 5,875 shares of common stock.

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of March 31, 2026:

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

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 484,425 at March 31, 2026, of which 10,357 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Board or Compensation Committee of the Board. During the three months ended March 31, 2026, the shares authorized for issuance increased by 89,045 shares.

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

During the three months ended March 31, 2026, the Company granted stock options to purchase up to 98,000 shares of common stock at a weighted average exercise price of $23.82 per share. The stock options granted have either time-based or market-condition vesting.

The awards with time-based vesting have vesting periods of up to four years and had grant date fair values between $16.32 and $20.97. The fair value was calculated using the Black-Scholes option pricing model and used the following assumptions: risk free interest rate of 3.77% to 3.85%, based on the U.S. Treasury yield in effect at the time of grant; expected life of five to six years; and volatility of 82% to 121% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The awards with market-condition vesting have a derived service period of 0.4 years and had a grant date fair value of $20.61. The fair value was calculated using a Monte Carlo Simulation and used the following assumptions: risk free interest rate of 4.15%; remaining term of ten years; and volatility of 122%.

The following table summarizes stock option activity under our plans during the three months ended March 31, 2026:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2026	359,306	$7.13
Granted	98,000	23.82
Exercised	(562)	5.62
Forfeited	(1,078)	6.25
Outstanding at March 31, 2026	455,666	$10.73
Exercisable at March 31, 2026	257,042	$7.37

As of March 31, 2026, there were 413,342 options that were vested or expected to vest with aggregate intrinsic value of $5.8 million and a remaining weighted average contractual life of 6.9 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

As of March 31, 2026 and December 31, 2025, there were no restricted stock awards that were unvested.

There were no restricted stock awards granted during the three months ended March 31, 2026 and 2025, respectively.

Stock Compensation.

For the three months ended March 31, 2026, we recorded non-cash stock-based compensation expense for all stock awards of approximately $1.0 million within operating expense in the accompanying statements of operations. For the three months ended March 31, 2025, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million. As of March 31, 2026, the unrecognized compensation expense related to unvested stock awards was $1.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

Nature of Contracts and Customers

The Company’s contracts and related performance obligations are similar for its customers and the sales process for all customers starts upon the receipt of requisition forms from the customers for patient diagnostic testing and the execution of contracts for laboratory interpretation services, billing services and for biomarker testing and clinical research.  Payment terms for the services provided are 30 days, unless separately negotiated.

Diagnostic testing

Control of the laboratory testing services is transferred to the customer at a point in time. As such, the Company recognizes revenue for laboratory testing services at a point in time based on the delivery method (web-portal access or fax) for the patient’s laboratory report, per the contract. Control of billing and laboratory interpretation services are transferred to the customer at a point in time and, as such, the Company recognizes these revenues at a point in time based on the delivery method.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	Diagnostic Testing
	2026	2025
Medicaid	$25	$5
Medicare	2,950	1,904
Self-pay	5	5
Third party payers	3,267	2,325
Contract diagnostics and other	55	18
Service revenue, net	$6,302	$4,257

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended March 31, 2026 and December 31, 2025, the deferred revenue was $0.1 million and $0.3 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2026	2025	2026	2025	2026	2025
Medicaid	$25	$5	$—	$—	$25	$5
Medicare	2,950	1,904	—	—	2,950	1,904
Self-pay	5	5	—	—	5	5
Third party payers	11,673	8,138	(8,406)	(5,813)	3,267	2,325
Contract diagnostics and other	55	18	—	—	55	18
	14,708	10,070	(8,406)	(5,813)	6,302	4,257
Product	659	654	—	—	659	654
	$15,367	$10,724	$(8,406)	$(5,813)	$6,961	$4,911

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB ASC 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses. The change in the allowance for credit losses is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2026	2025	2026	2025	2026	2025
Medicaid	$25	$5	$(1)	$18	$24	$23
Medicare	2,950	1,904	(182)	—	2,768	1,904
Self-pay	5	5	—	—	5	5
Third party payers	3,267	2,325	(67)	—	3,200	2,325
Contract diagnostics and other	55	18	—	—	55	18
	6,302	4,257	(250)	18	6,052	4,275
Product	659	654	—	—	659	654
	$6,961	$4,911	$(250)	$18	$6,711	$4,929

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	March 31, 2026	December 31, 2025
Medicaid	$22	$19
Medicare	2,362	1,838
Self-pay	12	16
Third party payers	611	859
Contract diagnostic services, product and other	276	297
	$3,283	$3,029
Less allowance for credit losses	(1,295)	(1,045)
Accounts receivable, net	$1,988	$1,984

The following table presents the roll-forward of the allowance for credit losses for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance, January 1	$(1,045)	$(995)
Provision for credit losses:
Medicaid	(1)	18
Medicare	(182)	—
Self-pay	—	—
Third party payers	(67)	—
	(250)	18
Credit loss income	—	20
Total charges	(250)	38
Balance, March 31	$(1,295)	$(957)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Accounts receivable, as of
	Three Months Ended
	March 31,		March 31,	December 31,
	2026	2025	2026	2025

Customer A	27%	26%	34%	34%
Customer B	*	*	*	12%
Customer C	*	*	13	10%

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

	Dollars in Thousands
	Three Months Ended
	March 31,
	2026	2025
Net sales	$6,711	$4,929
Less expense:
Cost of sales	3,986	2,789
Operating expenses (1)	4,153	2,999
Other segment expense (2)	15	25
Net loss	$(1,443)	$(884)

(1) Operating expenses include sales and marketing expenses, general and administrative expenses, research and development expenses and stock-based compensation.

(2) Other segment items include interest income and interest expense.

12. EMPLOYEE RETENTION CREDIT

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the provisions of the CARES Act, and the subsequent extensions, the Company became eligible to apply for a refundable Employee Retention Credit (the “ERC”) subject to certain criteria, which could be used to offset payroll tax liabilities.

In November 2022, the Company submitted an ERC claim totaling approximately $1.5 million. During the year ended December 31, 2025, the Company received payments for part of the ERC claim totaling approximately $0.8 million. No such amounts were received during the three months ended March 31, 2026.

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

13. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2026 through the date of this Quarterly Report on Form 10-Q, and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the audited financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we filed with the Securities and Exchange Commission on March 30, 2026. Results for the three months ended March 31, 2026 are not necessarily indicative of results that may be attained in the future.

Overview

We are a healthcare biotechnology company focused on improving cancer diagnostics. Our objective is to enhance diagnostic accuracy and accessibility while building a sustainable business model that supports ongoing innovation. We seek to achieve these objectives through a combination of clinical laboratory services and proprietary diagnostic product development. By integrating diagnostic services with product development, our service business doubles as a self-funded research and development (“R&D”) unit, enabling us to achieve rapid and cost-efficient innovation, rather than being a major cost center of the Company.

This unique integrated operating structure is the foundation of our approach to research, development, and product commercialization. Unlike companies that rely primarily on stand-alone research facilities or external clinical validation programs, our clinical laboratory operations enables its R&D team to evaluate, refine, and validate diagnostic products in the course of routine clinical testing activities, and at minimal incremental cost. Through these activities, we generate clinical data, operational experience, and specimen access that support ongoing assay development and product improvement. While these activities are initially conducted to provide diagnostic services to patients and their healthcare providers, they also contribute to product development and validation processes.

Precipio operates under a single segment that encompasses two business divisions that are complementary to each other. Our pathology services division provides specialized cancer diagnostic testing services to physicians, hospitals, and laboratories. This division generates revenue and supports the development of our expertise in oncology diagnostics. The pathology services division delivers specialized diagnostic testing focused primarily on hematologic cancers and operates a full laboratory that includes all the equipment, personnel, and work processes required to receive patient samples daily, and deliver clinical results to the physicians under the proper compliance umbrella, while also generating profitable revenue to us. While reimbursement levels and testing volumes may vary, we view the pathology services division as an important foundation for both current operations and future product development.

Our product division focuses on the development and commercialization of proprietary diagnostic assay kits designed for use by clinical laboratories. These products allow us to expand our reach by enabling other laboratories to benefit from the diagnostic products developed by us, while building scalable diagnostic solutions. We believe this dual structure provides a unique model for R&D development of clinically applicable products, while delivering operational stability and supporting innovation and future growth. Furthermore, it provides us with competitive advantages in terms of the economics of product development, and time to market. These products are designed to improve testing accessibility and laboratory workflow efficiency while enabling broader market reach without requiring us to perform all testing internally. Product revenues may offer greater scalability than traditional laboratory services, although adoption depends on regulatory, reimbursement, and market factors.

To deliver our strategy, we have structured our organization to develop diagnostic products, including our laboratory and R&D facilities located in New Haven, Connecticut and Omaha, Nebraska, respectively, which house teams that collaborate on the development of new products and services. We operate clinical laboratory improvement amendment (“CLIA”) laboratories in both New Haven, Connecticut and Omaha, Nebraska where we provide essential blood cancer diagnostics to office-based oncologists in many states nationwide. To deliver on our strategy of mitigating misdiagnoses we rely heavily on our CLIA laboratories to support R&D beta-testing of the products we develop, in a clinical environment.

Our operating structure promotes the harnessing of our proprietary technology and genetic diagnostic expertise to bring to market our robust pipeline of innovative solutions designed to address the root causes of misdiagnoses.

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business and do not include any adjustments that might result should we be unable to continue as a going concern. We have incurred substantial operating losses for the past several years and while we have shown cash provided by our operating activities over the past year, this was largely aided by $0.8 million in payments received related to non-recurring Employee Retention Credits. See Note 12 Employee Retention Credit. For the three months ended March 31, 2026, we had an operating loss of $1.4 million and net cash provided by operating activities of $0.1 million. As of March 31, 2026, we had an accumulated deficit of $104.2 million and working capital of $2.1 million. Our ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving our business plan, including generating additional revenue, and raising additional financing to meet our debt obligations and paying liabilities arising from normal business operations when they come due.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about our ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. There can be no assurance that we will be able to successfully achieve our initiatives summarized above in order to continue as a going concern.

One Big Beautiful Bill Act of 2025

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact us. The legislation has various effective dates between 2025 and 2027 and we will continue to evaluate any changes needed when additional guidance becomes available.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2026	2025	$	%
Service revenue, net, less allowance for credit loss	$6,052	$4,275	$1,777	42%
Product revenue	659	654	5	1%
Net Sales	$6,711	$4,929	$1,782	36%

Net sales for the three months ended March 31, 2026 were approximately $6.7 million, an increase of $1.8 million as compared to the same period in 2025. During the three months ended March 31, 2026, patient diagnostic service revenue increased $1.8 million as compared to the same period in 2025. This increase was due to a greater number of cases processed in the current year period. We processed 4,912 cases during the three months ended March 31, 2026 as compared to 3,021 cases during the same period in 2025, or a 63% increase in cases. The benefit of the increase in cases billed during the three months ended March 31, 2026 as compared to the same period of 2025 was partially offset by a lower average price per case during the current year as a result of a different product mix. Product revenue for the three months ended March 31, 2026 remained flat as compared to the prior year first quarter.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $1.2 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase is primarily attributable to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the higher number of cases processed, as discussed above.

Gross Profit and Gross Margins. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	March 31,		Change
	2026	2025	$	%
Gross Profit	$2,725	$2,140	585	26
Gross Margin	41%	43%

Gross profit was approximately $2.7 million and $2.1 million during the three months ended March 31, 2026 and 2025, respectively. The gross profit increased $0.6 million during the three months ended March 31, 2026, as compared to the prior year period, as a result of increases in case volume and revenue. The gross margin was 41% and 43% for the three months ended March 31, 2026 and 2025, respectively. The decrease is mostly due to the lower average price per case in our patient diagnostic service revenues in the current quarter, as mentioned above. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume or average price per case will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased by

$1.2 million for the three months ended March 31, 2026 as compared to the same period in 2025. For the three months ended March 31, 2026: (1) general and administrative expenses increased by $0.1 million primarily due to increased consulting and professional fees, (2) sales and marketing expenses increased by $0.3 million due to increase personnel costs and recruiting costs for our sales force, which are tied to our increased revenues, (3) research and development expenses increased by $0.2 million due to an increase in personnel costs of $0.1 million and $0.1 million in increased operating supplies, and (4) stock-based compensation, which is a non-cash expense, increased by $0.6 million.

Other Expense. We recorded net other expense of $15 thousand and $25 thousand for the three months ended March 31, 2026 and 2025, respectively. These amounts were all related to net interest expense.

Liquidity and Capital Resources

Our working capital positions were as follows (in thousands):

	March 31, 2026	December 31, 2025	Change
Current assets (including cash of $2,604 and $2,651 respectively)	$5,932	$6,039	$(107)
Current liabilities	3,810	3,752	58
Working capital	$2,122	$2,287	$(165)

Analysis of Cash Flows – Three Months Ended March 31, 2026 and 2025

	Dollars in Thousands
	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$64	$(44)	$108
Net cash used in investing activities	(50)	(138)	88
Net cash used in financing activities	(61)	(190)	129
Net change in cash	$(47)	$(372)	$325

Cash Flows Provided by or Used in Operating Activities. The cash flows provided by operating activities of $0.1 million during the three months ended March 31, 2026 included an increase in accounts payable of $0.2 million, a decrease in inventories of $0.1 million, and non-cash adjustments of $1.8 million. These were partially offset by a net loss of $1.4 million, an increase in accounts receivables of $0.3 million, a decrease in operating lease liabilities of $0.1 million, a decrease in deferred revenue of $0.1 million and a decrease in accrued expenses of $0.1 million. The non-cash adjustments included $0.3 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $1.5 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows used in operating activities of less than $0.1 million during the three months ended March 31, 2025 included a net loss of $0.9 million, an increase in accounts receivables of $0.1 million, an increase in inventories of $0.1 million, a decrease in operating lease liabilities of $0.1 million and a decrease in accrued expenses of $0.1 million. These were partially offset by a decrease in other assets of $0.1 million, an increase in accounts payable of $0.2 million, an increase in deferred revenues of $0.1 million, and non-cash adjustments of $0.9 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were approximately $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, resulting from purchases of property and equipment.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $0.1 million for the three months ended March 31, 2026, which included payments on our long-term debt and finance lease obligations. Cash flows used in financing activities totaled $0.2 million for the three months ended March 31, 2025, which included $0.2 million in payments on our long-term debt and finance lease obligations.

For further information regarding our future funding requirements, see the Going Concern disclosure in Note 1 of the notes to the unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of March 31, 2026 and December 31, 2025, other than certain purchase commitments of approximately $2.8 million and $3.1 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026.

Recently Issued Accounting Pronouncements

See the accompanying unaudited condensed consolidated financial statements and Note 2 - “Summary of Significant Accounting Policies” in the notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding recently issued accounting pronouncements.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods, labor, or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three months ended March 31, 2026 and 2025. We cannot assure you, however, that we will be able to increase the prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following information updates, and should be read in conjunction with, the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and other filings we make with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

There have been no material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our most recent Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, we did not have any sales of unregistered securities.

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

PRECIPIO, INC.

Date: May 14, 2026	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)