Form 10-Q
period 2026-06-30
Precipio, Inc.
filed 2026-08-14
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the number of shares of common stock outstanding was 1,790,188.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(unaudited)
	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$3,075	$2,651
Accounts receivable (net of allowance for credit losses of $1,295 and $1,045, respectively)	2,279	1,984
Inventories	776	935
Other current assets	407	469
Total current assets	6,537	6,039

PROPERTY AND EQUIPMENT, NET	1,077	729

OTHER ASSETS:
Finance lease right-of-use assets, net	875	998
Operating lease right-of-use assets, net	2,334	2,565
Intangibles, net	10,444	10,919
Other assets	54	67
Total assets	$21,321	$21,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$73	$30
Current maturities of finance lease liabilities	195	209
Current maturities of operating lease liabilities	458	410
Accounts payable	972	1,131
Accrued expenses	1,639	1,690
Deferred revenue	364	282
Total current liabilities	3,701	3,752
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	252	47
Finance lease liabilities, less current maturities	651	751
Operating lease liabilities, less current maturities	1,959	2,206
Total liabilities	6,563	6,756
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at June 30, 2026 and December 31, 2025, 47 shares issued and outstanding at June 30, 2026 and December 31, 2025, liquidation preference of $145 at June 30, 2026	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2026 and December 31, 2025, 1,790,118 and 1,780,899 issued at June 30, 2026 and December 31, 2025, respectively, and 1,789,144 and 1,780,899 shares outstanding at June 30, 2026 and December 31, 2025, respectively	18	18
Additional paid-in capital	119,234	117,346
Treasury stock, 974 and zero shares as of June 30, 2026 and December 31, 2025, respectively	(29)	—
Accumulated deficit	(104,465)	(102,803)
Total stockholders’ equity	14,758	14,561
Total liabilities and stockholders’ equity	$21,321	$21,317

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SALES:
Service revenue, net	$6,115	$5,005	$12,417	$9,262
Product revenue	906	624	1,565	1,278
Revenue, net of contractual allowances and adjustments	7,021	5,629	13,982	10,540
Adjustment for allowance for credit losses	–	25	(250)	43
Net sales	7,021	5,654	13,732	10,583
COST OF SALES:
Cost of service revenue	3,454	2,873	7,159	5,339
Cost of product revenue	431	352	712	675
Total cost of sales	3,885	3,225	7,871	6,014
Gross profit	3,136	2,429	5,861	4,569
OPERATING EXPENSES:
Operating expenses	3,735	3,253	7,888	6,252
OPERATING LOSS	(599)	(824)	(2,027)	(1,683)
OTHER INCOME (EXPENSE):
Interest expense, net	(9)	(23)	(24)	(48)
Gain on settlement of liability	–	143	–	143
Employee Retention Credit	389	789	389	789
Other expense	–	(11)	–	(11)
Total other income (expense)	380	898	365	873
(LOSS) INCOME BEFORE INCOME TAXES	(219)	74	(1,662)	(810)
INCOME TAX EXPENSE	–	–	–	–
NET (LOSS) INCOME	(219)	74	$(1,662)	$(810)

Net (loss) income per common share:
BASIC (LOSS) INCOME PER COMMON SHARE	$(0.12)	$0.05	$(0.93)	$(0.54)
BASIC WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,787,294	1,514,452	1,785,199	1,508,585
DILUTED LOSS PER COMMON SHARE	$(0.12)	$0.05	$(0.93)	$(0.54)
DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,787,294	1,602,438	1,785,199	1,508,585

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Issued	Par	Paid-in	Treasury	Accumulated
	Shares	Value	Shares	Value	Capital	Stock	Deficit	Total
Balance, April 1, 2026	47	$—	1,783,682	$18	$118,395	$—	$(104,246)	$14,167
Net loss	—	—	—	—	—	—	(219)	(219)
Proceeds upon issuance of common stock from exercise of stock options	—	—	5,288	—	38	—	—	38
Issuance of common stock for Board fees and consulting services	—	—	1,148	—	34	—	—	34
Stock repurchases	—	—	—	—	—	(29)	—	(29)
Stock-based compensation	—	—	—	—	767	—	—	767
Balance, June 30, 2026	47	$—	1,790,118	$18	$119,234	$(29)	$(104,465)	$14,758

	For the Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Issued	Par	Paid-in	Treasury	Accumulated
	Shares	Value	Shares	Value	Capital	Stock	Deficit	Total
Balance, January 1, 2026	47	$—	1,780,899	$18	$117,346	$—	$(102,803)	$14,561
Net loss	—	—	—	—	—	—	(1,662)	(1,662)
Proceeds upon issuance of common stock from exercise of stock options	—	—	5,850	—	41	—	—	41
Issuance of common stock for Board fees and consulting services	—	—	3,369	—	87	—	—	87
Stock repurchases	—	—	—	—	—	(29)	—	(29)
Stock-based compensation	—	—	—	—	1,760	—	—	1,760
Balance, June 30, 2026	47	$—	1,790,118	$18	$119,234	$(29)	$(104,465)	$14,758

	For the Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, April 1, 2025	47	$—	1,504,312	$15	$115,007	$(103,324)	$11,698
Net income	—	—	—	—	—	74	74
Issuance of common stock for Board fees and consulting services	—	—	11,984	—	67	—	67
Stock-based compensation	—	—	—	—	449	—	449
Balance, June 30, 2025	47	$—	1,516,296	$15	$115,523	$(103,250)	$12,288

	For the Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Outstanding	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2025	47	$—	1,493,639	$15	$114,519	$(102,440)	$12,094
Net loss	—	—	—	—	—	(810)	(810)
Issuance of common stock for Board fees and consulting services	—	—	22,657	—	132	—	132
Stock-based compensation	—	—	—	—	872	—	872
Balance, June 30, 2025	47	$—	1,516,296	$15	$115,523	$(103,250)	$12,288

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,662)	$(810)

Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	572	631
Amortization of operating lease right-of-use asset	231	128
Amortization of finance lease right-of-use asset	123	80
Amortization of deferred financing costs, debt discounts and debt premiums	1	1
Gain on settlement of liability	—	(143)
Stock-based compensation	1,760	872
Value of stock issued in payment of Board fees and consulting services	87	132
Provision for credit losses	250	(63)
Derecognition of finance lease right-of-use asset and liability	—	(4)
Derecognition of operating lease right-of-use asset and liability	—	(11)
Loss on disposal of asset	—	11
Changes in operating assets and liabilities:
Accounts receivable	(545)	(626)
Inventories	159	(335)
Other assets	75	148
Accounts payable	(159)	539
Operating lease liabilities	(199)	(106)
Deferred revenue	82	46
Accrued expenses	(51)	(181)
Net cash provided by operating activities	724	309
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(182)	(197)
Net cash used in investing activities	(182)	(197)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(114)	(68)
Deposits on finance lease right-of-use assets	—	(20)
Payments to repurchase common stock	(29)	—
Proceeds from exercise of stock options	41	—
Principal payments on long-term debt	(16)	(283)
Net cash flows used in financing activities	(118)	(371)
NET CHANGE IN CASH	424	(259)
CASH AT BEGINNING OF PERIOD	2,651	1,389
CASH AT END OF PERIOD	$3,075	$1,130

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$50	$54

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	—	7
Equipment financed through long-term debt	263	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	—	1,490
Finance lease right-of-use assets obtained in exchange for finance lease obligations	—	340

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses for the past several years and while it has shown cash provided by its operating activities over the past 18 months, this was largely aided by $1.2 million in payments received related to non-recurring Employee Retention Credits. See Note 12 Employee Retention Credit. For the six months ended June 30, 2026, the Company had an operating loss of $2.0 million and net cash provided by operating activities of $0.7 million. As of June 30, 2026, the Company had an accumulated deficit of $104.5 million and working capital of $2.8 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed, to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 contained in our Annual Report on Form 10-K, filed with the SEC on March 30, 2026. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2026.

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

(Loss) Income Per Share.

Basic net (loss) income loss per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted net (loss) income per share includes shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 467,316 and 492,075 shares of our common stock have been excluded from the computation of diluted loss per share at June 30, 2026 and 2025, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	June 30,
	2026	2025
Stock options	451,441	47,631
Warrants	10,000	444,444
Preferred stock	5,875	—
Total	467,316	492,075

Basic and diluted weighted average shares outstanding were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	1,787,294	1,514,452	1,785,199	1,508,585
Dilutive effect of outstanding stock options	—	82,111	—	—
Dilutive effect of outstanding warrants	—	—	—	—
Dilutive effect of preferred stock	—	5,875	—	—
Diluted weighted average shares outstanding	1,787,294	1,602,438	1,785,199	1,508,585

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	June 30, 2026	December 31, 2025
Connecticut Department of Economic and Community Development (DECD)	$67	$83
DECD debt issuance costs	(5)	(6)
Financed equipment loan	263	—
Total long-term debt	325	77
Current portion of long-term debt	(73)	(30)
Long-term debt, net of current maturities	$252	$47

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended June 30, 2026 and 2025, respectively, and $1 thousand for the six months ended June 30, 2026 and 2025, respectively.

Financed equipment loan.

In May 2026, the Company entered into a loan agreement to finance some laboratory equipment (the “Equipment Loan Agreement”). The total amount of the loan was $0.3 million and is secured by the equipment. The loan is a five-year loan and includes interest paid monthly at 8.9%.

As of June 30, 2026 and December 31, 2025, the outstanding balance under the Equipment Loan Agreement was $0.3 million and zero, respectively, and was included in current maturities of long-term debt and long-term debt in the Company’s condensed consolidated balance sheets.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses at June 30, 2026 and December 31, 2025 are as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Accrued expenses	$373	$402
Accrued compensation	1,049	977
Accrued franchise, property and sales and use taxes	198	209
CHC temporary funding assistance	—	83
Accrued interest	19	19
	$1,639	$1,690

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

During the year ended December 31, 2024, the Company received approximately $1.1 million through CHC’s Temporary Assistance Program and began repayments during 2025. During the three and six months ended June 30, 2026, the Company made repayments to CHC of approximately zero and $0.1 million, respectively. As of June 30, 2026 and December 31, 2025 the amount due to CHC was zero and $0.1 million, respectively.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. Some of these agreements run through 2031. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $2.8 million at June 30, 2026.

LEGAL PROCEEDINGS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at June 30, 2026 and December 31, 2025.

Data Security Litigation

On April 28, 2026, Karen Ballard filed a putative class action complaint against Precipio, Inc. in the United States District Court for the District Court of Connecticut, Case No.3:26-cv-00656. On May 5, 2026, Rebecca McKinney filed a separate putative class action complaint against the Company in the United States District Court for the District Court of Connecticut, Case No.3:26-cv-00687.

The complaints arise from the data security incident previously disclosed by the Company on December 5, 2025, and purport to be brought on behalf of individuals whose personally identifiable information or protected health information allegedly was affected by the incident.

The complaints generally allege that the Company failed to implement reasonable safeguards to protect patients’ personally identifiable information and protected health information, including names, dates of birth, contact information, medical record numbers and medical information, in connection with the data security incident. The plaintiffs seek, among other relief, certification of the proposed classes, monetary damages, restitution, injunctive relief, attorneys’ fees, costs, and such other relief as the courts may determine appropriate.

The actions are at a preliminary stage. On June 8, 2026, the Court entered an order consolidating Ballard v. Precipio, Inc. and McKinney v. Precipio, Inc. into a single proceeding captioned In re Precipio, Inc. Data Security Litigation, Case No. 3:26-cv-00656-VDO (D. Conn).  The order further provides that subsequently filed putative class actions alleging the same or substantially similar allegations are subject to the consolidation procedures established by the

Court. The Court subsequently granted plaintiffs’ request for an extension of time to file a consolidated complaint through approximately August 6, 2026.  As of the date of this Quarterly Report, no consolidated complaint has been filed, no class has been certified, and the Company has not yet been required to respond substantively to the allegations.

The Company intends to defend the litigation vigorously. Because the litigation remains at an early stage, the operative allegations and claims have not yet been established through a consolidated complaint, no class has been certified, and the amount of damages sought has not been specified.  Accordingly, the Company is currently unable to predict the outcome of the litigation or reasonably estimate the amount or range of any potential loss. The Company has not recorded a liability in connection with these matters

LEGAL AND REGULATORY ENVIRONMENT

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program and from finance leases for laboratory equipment. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three and six months ended
June 30, 2026, respectively.  Derecognized finance lease ROU assets for the three and six months ended June 30, 2025 were $4 thousand, respectively

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets, net	$2,334	$2,565
Finance lease right-of-use assets, net	875	998
Total lease assets	$3,209	$3,563

Liabilities:
Current:
Current maturities of operating lease liabilities	$458	$410
Current maturities of finance lease liabilities	195	209
Noncurrent:
Operating lease liabilities, less current maturities	1,959	2,206
Finance lease liabilities, less current maturities	651	751
Total lease liabilities	$3,263	$3,576

As of June 30, 2026, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
2026 (remaining)	$324	$137	$461
2027	701	274	975
2028	745	234	979
2029	787	186	973
2030	299	129	428
Thereafter	93	78	171
Total lease obligations	2,949	1,038	3,987
Less: Amount representing interest	(532)	(192)	(724)
Present value of net minimum lease obligations	2,417	846	3,263
Less, current portion	(458)	(195)	(653)
Long term portion	$1,959	$651	$2,610

Other information as of June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years):
Operating leases	4.1	4.6
Finance leases	4.2	4.5
Weighted-average discount rate:
Operating leases	10.00%	10.00%
Finance leases	10.60%	10.70%

During the six months ended June 30, 2026 and 2025, operating cash flows from operating leases were $0.2 million and $0.1 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities were zero and $1.5 million, respectively.

During the six months ended June 30, 2026 and 2025, finance lease ROU assets obtained in exchange for finance lease liabilities were zero and $0.3 million, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2026, respectively. Operating lease costs were approximately $0.1 million and $0.1 million during the three and six months ended June 30, 2025, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and six months ended June 30, 2026 and 2025, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are $0.1 million and $0.2 million for the three and six months ended June 30, 2026. Finance lease amortization and interest expenses are $0.1 million for the three and six months ended June 30, 2025, respectively.  The balances within these accounts are included in the condensed consolidated statements of operations.

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

During the three and six months ended June 30, 2026, the Company issued 5,288 and 5,850 shares of its common stock in connection with the exercise of 5,288 and 5,850 stock options. The stock option exercises resulted in net cash proceeds to the Company of $38 thousand and $41 thousand, respectively. There were no stock option exercises during the three and six months ended June 30, 2025.

During the three months ended June 30, 2026 and 2025, the Company issued 1,148 and 11,984 shares of its common stock, respectively, in connection with Board fees of less than $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, the Company issued 3,369 and 22,657 shares of its common stock, respectively, in connection with Board fees of $0.1 million and $0.1 million, respectively.

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

There were no conversions of Series B Preferred Stock during the three and six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at June 30, 2026 were convertible into 5,875 shares of common stock.

Treasury Stock.

During the three and six months ended June 30, 2026, the company recorded repurchases of 974 shares of common stock, respectively, with a value of $29 thousand, respectively. The repurchases were the result of stock option exercises processed as net exercises, whereby shares of the Company’s common stock otherwise issuable upon exercise were withheld to fund the aggregate exercise price.

The repurchased shares are recorded as treasury stock within the accompanying condensed consolidated balance sheets at June 30, 2026 and December 31, 2025. There were 974 and zero shares of treasury stock as of June 30, 2026 and December 31, 2025, respectively

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of June 30, 2026:

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

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”) which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 484,425 at June 30, 2026, of which 9,294 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Board or Compensation Committee of the Board. During the six months ended June 30, 2026, the shares authorized for issuance increased by 89,045 shares.

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

During the six months ended June 30, 2026, the Company granted stock options to purchase up to 100,000 shares of common stock at a weighted average exercise price of $23.94 per share. The stock options granted have either time-based or market-condition vesting.

The awards with time-based vesting have vesting periods of up to four years and had grant date fair values between $16.32 and $26.08. The fair value was calculated using the Black-Scholes option pricing model and used the following assumptions: risk free interest rate of 3.77% to 4.17%, based on the U.S. Treasury yield in effect at the time of grant; expected life of five to six years; and volatility of 82% to 121% based on historical volatility of the Company’s common stock over a time that is consistent with the expected life of the option.

The awards with market-condition vesting have a derived service period of 0.4 years and had a grant date fair value of $20.61. The fair value was calculated using a Monte Carlo Simulation and used the following assumptions: risk free interest rate of 4.15%; remaining term of ten years; and volatility of 122%.

The following table summarizes stock option activity under our plans during the six months ended June 30, 2026:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2026	359,306	$7.13
Granted	100,000	23.94
Exercised	(5,850)	7.07
Forfeited	(2,015)	6.16
Outstanding at June 30, 2026	451,441	$10.86
Exercisable at June 30, 2026	289,808	$7.57

As of June 30, 2026, there were 431,089 options that were vested or expected to vest with aggregate intrinsic value of $6.0 million and a remaining weighted average contractual life of 6.8 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

As of June 30, 2026 and December 31, 2025, there were no restricted stock awards that were unvested.

There were no restricted stock awards granted during the three and six months ended June 30, 2026 and 2025, respectively.

Stock Compensation.

For the three and six months ended June 30, 2026, we recorded non-cash stock-based compensation expense for all stock awards of approximately $0.8 million and $1.8 million, respectively, within operating expense in the accompanying statements of operations. For the three and six months ended June 30, 2025, we recorded non-cash stock-based compensation expense for all stock awards of $0.4 million and $0.9 million, respectively. As of June 30, 2026, the unrecognized compensation expense related to unvested stock awards was $0.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,
(dollars in thousands)	Diagnostic Testing
	2026	2025
Medicaid	$31	$8
Medicare	2,662	2,285
Self-pay	6	5
Third party payers	3,351	2,684
Contract diagnostics and other	65	23
Service revenue, net	$6,115	$5,005

	For the Six Months Ended June 30,
(dollars in thousands)	Diagnostic Testing
	2026	2025
Medicaid	$56	$13
Medicare	5,612	4,189
Self-pay	11	10
Third party payers	6,618	5,009
Contract diagnostics and other	120	41
Service revenue, net	$12,417	$9,262

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

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended June 30, 2026 and December 31, 2025, the deferred revenue was $0.4 million and $0.3 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2026	2025	2026	2025	2026	2025
Medicaid	$31	$8	$—	$—	$31	$8
Medicare	2,662	2,284	—	—	2,662	2,284
Self-pay	6	5	—	—	6	5
Third party payers	11,366	9,392	(8,015)	(6,707)	3,351	2,685
Contract diagnostics and other	65	23	—	—	65	23
	14,130	11,712	(8,015)	(6,707)	6,115	5,005
Product	906	624	—	—	906	624
	$15,036	$12,336	$(8,015)	$(6,707)	$7,021	$5,629

	For the Six Months Ended June 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2026	2025	2026	2025	2026	2025
Medicaid	$56	$13	$—	$—	$56	$13
Medicare	5,612	4,188	—	—	5,612	4,188
Self-pay	11	10	—	—	11	10
Third party payers	23,039	17,530	(16,421)	(12,520)	6,618	5,010
Contract diagnostics and other	120	41	—	—	120	41
	28,838	21,782	(16,421)	(12,520)	12,417	9,262
Product	1,565	1,278	—	—	1,565	1,278
	$30,403	$23,060	$(16,421)	$(12,520)	$13,982	$10,540

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB ASC 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses. The change in the allowance for credit losses is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2026	2025	2026	2025	2026	2025
Medicaid	$31	$8	$—	$15	$31	$23
Medicare	2,662	2,284	—	9	2,662	2,293
Self-pay	6	5	—	—	6	5
Third party payers	3,351	2,685	—	1	3,351	2,686
Contract diagnostics and other	65	23	—	—	65	23
	6,115	5,005	—	25	6,115	5,030
Product	906	624	—	—	906	624
	$7,021	$5,629	$—	$25	$7,021	$5,654

	For the Six Months Ended June 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2026	2025	2026	2025	2026	2025
Medicaid	$56	$13	$(1)	$33	$55	$46
Medicare	5,612	4,188	(182)	9	5,430	4,197
Self-pay	11	10	—	—	11	10
Third party payers	6,618	5,010	(67)	1	6,551	5,011
Contract diagnostics and other	120	41	—	—	120	41
	12,417	9,262	(250)	43	12,167	9,305
Product	1,565	1,278	—	—	1,565	1,278
	$13,982	$10,540	$(250)	$43	$13,732	$10,583

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	June 30, 2026	December 31, 2025
Medicaid	$30	$19
Medicare	2,495	1,838
Self-pay	18	16
Third party payers	137	859
Contract diagnostic services, product and other	894	297
	$3,574	$3,029
Less allowance for credit losses	(1,295)	(1,045)
Accounts receivable, net	$2,279	$1,984

The following table presents the roll-forward of the allowance for credit losses for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Balance, January 1	$(1,045)	$(995)
Provision for credit losses:
Medicaid	(1)	33
Medicare	(182)	9
Self-pay	—	—
Third party payers	(67)	1
	(250)	43
Credit loss income	—	20
Total charges	(250)	63
Balance, June 30	$(1,295)	$(932)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Net sales		Accounts receivable, as of
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025

Customer A	30%	27%	29%	27%	37%	34%
Customer B	*	*	*	*	*	12%
Customer C	*	*	*	*	*	10%
Customer D	*	*	*	*	17%	*

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

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$7,021	$5,654	$13,732	$10,583
Less expense:
Cost of sales	3,885	3,225	7,871	6,014
Operating expenses (1)	3,735	3,253	7,888	6,252
Other segment expense (2)	(380)	(898)	(365)	(873)
Net loss	$(219)	$74	$(1,662)	$(810)

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

In November 2022, the Company submitted an ERC claim totaling approximately $1.5 million. During the three and six months ended June 30, 2026, the Company received payments for part of the ERC claim totaling approximately $0.4 million, respectively. During the three and six months ended June 30, 2025, the Company received payments totaling approximately $0.8 million, respectively.

The Company retains all rights to pursue and receive the remaining balance of approximately $0.3 million and is actively evaluating the likelihood and timing of any additional disbursements. The Company has not waived any claims to the unpaid portion of the ERC and is taking reasonable steps to secure the remaining balance. However, there can be no assurance as to the timing, amount, or certainty of receipt of additional funds, and the Company will continue to assess the collectability of the remaining claim in accordance with applicable accounting standards.

13. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2026 through the date of this Quarterly Report on Form 10-Q, and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the audited financial statements, related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we filed with the Securities and Exchange Commission on March 30, 2026. Results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be attained in the future.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business and do not include any adjustments that might result should we be unable to continue as a going concern. We have incurred substantial operating losses for the past several years and while we have shown cash provided by our operating activities over the past 18 months, this was largely aided by $1.2 million in payments received related to non-recurring Employee Retention Credits. See Note 12 Employee Retention Credit. For the six months ended June 30, 2026, we had an operating loss of $2.0 million and net cash provided by operating activities of $0.7 million. As of June 30, 2026, we had an accumulated deficit of $104.5 million and working capital of $2.8 million. Our ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving our business plan, including generating additional revenue, and raising additional financing to meet our debt obligations and paying liabilities arising from normal business operations when they come due.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2026	2025	$	%
Service revenue, net, less allowance for credit loss	$6,115	$5,030	$1,085	22%
Product revenue	906	624	282	45%
Net Sales	$7,021	$5,654	$1,367	24%

Net sales for the three months ended June 30, 2026 were approximately $7.0 million, an increase of $1.4 million as compared to the same period in 2025. During the three months ended June 30, 2026, patient diagnostic service revenue increased $1.1 million as compared to the same period in 2025. This increase was due to a greater number of cases processed in the current year period. We processed 4,652 cases during the three months ended June 30, 2026 as compared to 3,692 cases during the same period in 2025, or a 26% increase in cases. Product revenue for the three months ended June 30, 2026 increased $0.3 million as compared to the prior year second quarter.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.7 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase is primarily attributable to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the higher number of cases processed, as discussed above.

Gross Profit and Gross Margins. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	June 30,		Change
	2026	2025	$	%
Gross Profit	$3,136	$2,429	707	30
Gross Margin	45%	43%

Gross profit was approximately $3.1 million and $2.4 million during the three months ended June 30, 2026 and 2025, respectively. The gross profit increased $0.7 million during the three months ended June 30, 2026, as compared to the prior year period, as a result of increases in case volume and revenue. The gross margin was 45% and 43% for the three months ended June 30, 2026 and 2025, respectively. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume or average price per case will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased by $0.5 million for the three months ended June 30, 2026 as compared to the same period in 2025. For the three months ended June 30, 2026: (1) general and administrative expenses increased by $0.1 million primarily due to increased legal and professional fees, (2) sales and marketing expenses increased by $0.1 million due to increase personnel costs, specifically related to new hires in our product division sales force, (3) research and development expenses remained relatively flat as compared to the prior year period, and (4) stock-based compensation, which is a non-cash expense, increased by $0.3 million.

Other Expense. We recorded net other income of $0.4 million for the three months ended June 30, 2026, which included income of $0.4 million from the receipt of Employee Retention Credits partially offset by net interest expense of $9 thousand. We recorded net other income of $0.9 million for the three months ended June 30, 2025 which included income of $0.1 million from the gain on settlement of liabilities, income of $0.8 million from the receipt of Employee Retention Credits, and net interest expense of $23 thousand.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2026	2025	$	%
Service revenue, net, less allowance for credit loss	$12,167	$9,305	$2,862	31%
Product revenue	1,565	1,278	287	22%
Net Sales	$13,732	$10,583	$3,149	30%

Net sales for the six months ended June 30, 2026 were approximately $13.7 million, an increase of $3.1 million as compared to the same period in 2025. During the six months ended June 30, 2026, patient diagnostic service revenue increased $2.9 million as compared to the same period in 2025. This increase was due to a greater number of cases processed in the current year period. We processed 9,564 cases during the six months ended June 30, 2026 as compared to 6,713 cases during the same period in 2025, or a 42% increase in cases. The benefit of the increase in cases billed during the six months ended June 30, 2026 as compared to the same period of 2025 was partially offset by a lower average price per case during the current year as a result of a different product mix. Product revenue for the six months ended June 30, 2026 increased by $0.3 million.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $1.9 million for the six months ended June 30, 2026 as compared to the same period in 2025. The increase is primarily attributable to increases in reagents, operating supplies, personnel costs and pathologist interpretation costs all due to the higher number of cases processed, as discussed above.

Gross Profit and Gross Margins. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Six Months Ended
	June 30,		Change
	2026	2025	$	%
Gross Profit	$5,861	4,569	1,292	29
Gross Margin	43%	43%

Gross profit was approximately $5.9 million and $4.6 million during the six months ended June 30, 2026 and 2025, respectively. The gross profit increased $1.3 million during the six months ended June 30, 2026, as compared to the prior year period, as a result of increases in case volume and revenue. The gross margin was 43% for the six months ended June 30, 2026 and 2025. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume or average price per case will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs and depreciation and amortization. Our operating expenses increased by $1.6 million for the six months ended June 30, 2026 as compared to the same period in 2025. For the six months ended June 30, 2026: (1) general and administrative expenses increased by $0.2 million primarily due to increased legal and professional fees, (2) sales and marketing expenses increased by $0.4 million due to increased personnel and recruiting costs, specifically related to new hires in our product division sales force, (3) research and development expenses increased by $0.1 million due to increased personnel costs, and (4) stock-based compensation, which is a non-cash expense, increased by $0.9 million.

Other Expense. We recorded net other income of $0.4 million for the six months ended June 30, 2026, which included income of $0.4 million from the receipt of Employee Retention Credits partially offset by net interest expense of $24 thousand. We recorded net other income of $0.9 million for the six months ended June 30, 2025 which included income of $0.1 million from the gain on settlement of liabilities, income of $0.8 million from the receipt of Employee Retention Credits, and net interest expense of $48 thousand.

Liquidity and Capital Resources

Our working capital positions were as follows (in thousands):

	June 30, 2026	December 31, 2025	Change
Current assets (including cash of $3,075 and $2,651 respectively)	$6,537	$6,039	$498
Current liabilities	3,701	3,752	(51)
Working capital	$2,836	$2,287	$549

Analysis of Cash Flows – Six Months Ended June 30, 2026 and 2025

	Dollars in Thousands
	Three Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$724	$309	$415
Net cash used in investing activities	(182)	(197)	15
Net cash used in financing activities	(118)	(371)	253
Net change in cash	$424	$(259)	$683

Cash Flows Provided by Operating Activities. The cash flows provided by operating activities of $0.7 million during the six months ended June 30, 2026 included an increase in deferred revenue of $0.1 million, a decrease in inventories and other assets of $0.2 million, and non-cash adjustments of $3.0 million. These were partially offset by a net loss of $1.7 million, an increase in accounts receivables of $0.5 million, a decrease in operating lease liabilities of $0.2 million, and a decrease in accounts payable and accrued expenses of $0.2 million. The non-cash adjustments included $0.3 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $2.7 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows provided by operating activities of $0.3 million during the six months ended June 30, 2025 included a decrease in other assets of $0.1 million, an increase in accounts payable of $0.5 million, an increase in deferred revenues of $0.1 million, and non-cash adjustments of $1.6 million. These were partially offset by a net loss of $0.8 million, an increase in accounts receivables of $0.6 million, an increase in inventories of $0.3 million, a decrease in operating lease liabilities of $0.1 million and a decrease in accrued expenses of $0.2 million. .

Cash Flows Used In Investing Activities. Cash flows used in investing activities were approximately $0.2 million for the six months ended June 30, 2026 and 2025 resulting from purchases of property and equipment.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $0.1 million for the six months ended June 30, 2026, which included payments on our long-term debt and finance lease obligations. Cash flows used in financing activities totaled $0.4 million for the six months ended June 30, 2025, which included $0.4 million in payments on our long-term debt and finance lease obligations.

For further information regarding our future funding requirements, see the Going Concern disclosure in Note 1 of the notes to the unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of June 30, 2026 and December 31, 2025, other than certain purchase commitments of approximately $2.8 million and $3.1 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended June 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026.

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

Impact of Inflation

Inflationary factors, such as increases in our cost of goods, labor, or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three and six months ended June 30, 2026 and 2025. We cannot assure you, however, that we will be able to increase the prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in legal proceedings related to matters, which are incidental to our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, but, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For further information regarding our ongoing legal proceedings, see the Data Security Litigation disclosure in Note 5 of the notes to the unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

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

Except as set forth below, there have been no material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our most recent Annual Report.

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

On December 4, 2025, we reported that we experienced a cybersecurity incident involving unauthorized access to an employee’s cloud-based storage account that resulted in unauthorized access to certain personally identifiable information and protected health information of individuals. In response, we initiated an investigation, engaged third-party cybersecurity specialists, secured the impacted account, notified law enforcement authorities, and undertook a review of the affected files, which was preliminarily completed in March 2026. We began providing notice to potentially affected individuals in April 2026. We continue to assess the potential impacts of the incident, including any regulatory, legal, or financial implications. In April and May 2026, two putative class action complaints were filed against us in the United States District Court for the District of Connecticut on behalf of individuals whose information was allegedly affected by the incident. Those actions have been consolidated. We intend to defend the actions vigorously, but we are unable to predict their outcome or estimate the amount or range of any potential loss. We may become subject to additional litigation, regulatory inquiries or enforcement actions arising from the incident, and the costs of defending these matters and any resulting liability could be significant and may exceed our available insurance coverage. While we have taken mitigation steps, there can be no assurance that similar incidents will not occur in the future or that additional impacts from this or related incidents will not be identified.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, we did not have any sales of unregistered securities.

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

PRECIPIO, INC.

Date: August 14, 2026	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)