Form 10-Q
period 2026-09-30
Precipio, Inc.
filed 2026-11-10
CIK 1043961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the number of shares of common stock outstanding was 1,792,935.

PRECIPIO, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(unaudited)
	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$3,576	$2,651
Accounts receivable (net of allowance for credit losses of $1,349 and $1,045, respectively)	2,047	1,984
Inventories	911	935
Other current assets	513	469
Total current assets	7,047	6,039

PROPERTY AND EQUIPMENT, NET	1,129	729

OTHER ASSETS:
Finance lease right-of-use assets, net	823	998
Operating lease right-of-use assets, net	2,448	2,565
Intangibles, net	10,207	10,919
Other assets	60	67
Total assets	$21,714	$21,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, less debt issuance costs	$114	$30
Current maturities of finance lease liabilities	200	209
Current maturities of operating lease liabilities	515	410
Accounts payable	1,243	1,131
Accrued expenses	1,819	1,690
Deferred revenue	94	282
Total current liabilities	3,985	3,752
LONG TERM LIABILITIES:
Long-term debt, less current maturities and debt issuance costs	233	47
Finance lease liabilities, less current maturities	598	751
Operating lease liabilities, less current maturities	2,032	2,206
Total liabilities	6,848	6,756
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 15,000,000 shares authorized at September 30, 2026 and December 31, 2025, 47 shares issued and outstanding at September 30, 2026 and December 31, 2025, liquidation preference of $139 at September 30, 2026	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2026 and December 31, 2025, 1,793,909 and 1,780,899 issued at September 30, 2026 and December 31, 2025, respectively, and 1,792,935 and 1,780,899 shares outstanding at September 30, 2026 and December 31, 2025, respectively	18	18
Additional paid-in capital	119,350	117,346
Treasury stock, 974 and zero shares as of September 30, 2026 and December 31, 2025, respectively	(29)	—
Accumulated deficit	(104,473)	(102,803)
Total stockholders’ equity	14,866	14,561
Total liabilities and stockholders’ equity	$21,714	$21,317

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SALES:
Service revenue, net	$6,375	$6,164	$18,792	$15,426
Product revenue	1,010	721	2,575	1,999
Revenue, net of contractual allowances and adjustments	7,385	6,885	21,367	17,425
Adjustment for allowance for credit losses	(54)	(118)	(304)	(75)
Net sales	7,331	6,767	21,063	17,350
COST OF SALES:
Cost of service revenue	3,695	3,260	10,854	8,599
Cost of product revenue	258	502	970	1,177
Total cost of sales	3,953	3,762	11,824	9,776
Gross profit	3,378	3,005	9,239	7,574
OPERATING EXPENSES:
Operating expenses	3,376	3,066	11,264	9,318
OPERATING INCOME (LOSS)	2	(61)	(2,025)	(1,744)
OTHER INCOME (EXPENSE):
Interest expense, net	(10)	(9)	(34)	(57)
Gain on settlement of liability	–	–	–	143
Employee Retention Credit	–	–	389	789
Other expense	–	(9)	–	(20)
Total other income (expense)	(10)	(18)	355	855
LOSS BEFORE INCOME TAXES	(8)	(79)	(1,670)	(889)
INCOME TAX EXPENSE	–	–	–	–
NET LOSS	(8)	(79)	$(1,670)	$(889)

Net loss per common share:
BASIC AND DILUTED LOSS PER COMMON SHARE	$—	$(0.05)	$(0.93)	$(0.57)
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING	1,790,844	1,637,486	1,787,101	1,552,024

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	For the Three Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Issued	Par	Paid-in	Treasury	Accumulated
	Shares	Value	Shares	Value	Capital	Stock	Deficit	Total
Balance, July 1, 2026	47	$—	1,790,118	$18	$119,234	$(29)	$(104,465)	$14,758
Net loss	—	—	—	—	—	—	(8)	(8)
Proceeds upon issuance of common stock from exercise of stock options	—	—	2,537	—	17	—	—	17
Issuance of common stock for Board fees and consulting services	—	—	1,254	—	31	—	—	31
Stock-based compensation	—	—	—	—	68	—	—	68
Balance, September 30, 2026	47	$—	1,793,909	$18	$119,350	$(29)	$(104,473)	$14,866

	For the Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Issued	Par	Paid-in	Treasury	Accumulated
	Shares	Value	Shares	Value	Capital	Stock	Deficit	Total
Balance, January 1, 2026	47	$—	1,780,899	$18	$117,346	$—	$(102,803)	$14,561
Net loss	—	—	—	—	—	—	(1,670)	(1,670)
Proceeds upon issuance of common stock from exercise of stock options	—	—	8,387	—	58	—	—	58
Issuance of common stock for Board fees and consulting services	—	—	4,623	—	118	—	—	118
Stock repurchases	—	—	—	—	—	(29)	—	(29)
Stock-based compensation	—	—	—	—	1,828	—	—	1,828
Balance, September 30, 2026	47	$—	1,793,909	$18	$119,350	$(29)	$(104,473)	$14,866

	For the Three Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Issued	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, July 1, 2025	47	$—	1,516,296	$15	$115,523	$(103,250)	$12,288
Net loss	—	—	—	—	—	(79)	(79)
Proceeds upon issuance of common stock from exercise of warrants	—	—	226,303	2	1,258	—	1,260
Issuance of common stock for Board fees and consulting services	—	—	3,288	—	48	—	48
Stock-based compensation	—	—	—	—	232	—	232
Balance, September 30, 2025	47	$—	1,745,887	$17	$117,061	$(103,329)	$13,749

	For the Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional
	Outstanding	Par	Issued	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance, January 1, 2025	47	$—	1,493,639	$15	$114,519	$(102,440)	$12,094
Net loss	—	—	—	—	—	(889)	(889)
Proceeds upon issuance of common stock from exercise of warrants	—	—	226,303	2	1,258	—	1,260
Issuance of common stock for Board fees and consulting services	—	—	25,945	—	180	—	180
Stock-based compensation	—	—	—	—	1,104	—	1,104
Balance, September 30, 2025	47	$—	1,745,887	$17	$117,061	$(103,329)	$13,749

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,670)	$(889)

Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	884	938
Amortization of operating lease right-of-use asset	359	211
Amortization of finance lease right-of-use asset	175	127
Amortization of deferred financing costs, debt discounts and debt premiums	2	2
Gain on settlement of liability	—	(143)
Stock-based compensation	1,828	1,104
Value of stock issued in payment of Board fees and consulting services	118	180
Provision for credit losses	304	55
Derecognition of finance lease right-of-use asset and liability	—	(4)
Derecognition of operating lease right-of-use asset and liability	—	(38)
Loss on disposal of asset	—	20
Changes in operating assets and liabilities:
Accounts receivable	(367)	(1,213)
Inventories	24	(64)
Other assets	(37)	(101)
Accounts payable	84	473
Operating lease liabilities	(311)	(152)
Deferred revenue	(188)	44
Accrued expenses	129	(231)
Net cash provided by operating activities	1,334	319
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(238)	(251)
Net cash used in investing activities	(238)	(251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(162)	(103)
Deposits on finance lease right-of-use assets	—	(20)
Proceeds from exercise of warrants	—	1,260
Payments to repurchase common stock	(29)	—
Proceeds from exercise of stock options	58	—
Principal payments on long-term debt	(38)	(289)
Net cash flows (used in) provided by financing activities	(171)	848
NET CHANGE IN CASH	925	916
CASH AT BEGINNING OF PERIOD	2,651	1,389
CASH AT END OF PERIOD	$3,576	$2,305

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$78	$72

SUPPLEMENTAL DISCLOSURE OF CONSULTING SERVICES OR ANY OTHER NON-CASH COMMON STOCK RELATED ACTIVITY
Purchases of equipment financed through accounts payable	28	47
Equipment financed through long-term debt	306	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	242	2,248
Finance lease right-of-use assets obtained in exchange for finance lease obligations	—	649

See notes to unaudited condensed consolidated financial statements.

PRECIPIO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2026 and 2025

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

Going Concern.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business and do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company has incurred substantial operating losses for the past several years and while it has shown cash provided by its operating activities over the past 18 months, this was largely aided by $1.2 million in payments received related to non-recurring Employee Retention Credits. See Note 12 Employee Retention Credit. For the nine months ended September 30, 2026, the Company had an operating loss of $2.0 million and net cash provided by operating activities of $1.3 million. As of September 30, 2026, the Company had an accumulated deficit of $104.5 million and working capital of $3.1 million. The Company’s ability to continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements in this Quarterly Report on Form 10-Q is dependent upon a combination of achieving its business plan, including generating additional revenue and avoiding potential business disruption due to the macroeconomic environment and geopolitical instability, and raising additional financing, if needed, to meet its debt obligations and paying liabilities arising from normal business operations when they come due.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying condensed consolidated financial statements are presented in conformity with GAAP and, as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 contained in our Annual Report on Form 10-K, filed with the SEC on March 30, 2026. The results of operations for the interim periods presented are not necessarily indicative of the results for fiscal year 2026.

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

Recent Accounting Pronouncements Not Yet Adopted.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 contains amendments to the Codification that affect a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The amendments in this update represent changes to the Codification that clarify, correct errors, or make minor improvements, making the Codification easier to understand and apply. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption of the amendments in this update are permitted for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. If adopted in an interim period, the amendment must be adopted as of the beginning of the fiscal years that includes the interim period. An entity should apply the amendments in this update (except for amendments to Topic 260, Earnings per Share, related to Issue 4) using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied, by adjusting the opening balance of retained earnings, or other appropriate components of equity or net assets, as of the beginning of the earliest comparative period presented. For amendments to Topic 260, Issue 4, an entity shall apply the amendments retrospectively to each prior reporting period presented in the period of adoption. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

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

(Loss) Income Per Share.

Basic net (loss) income per share is calculated based on the weighted-average number of common shares outstanding during each period. Diluted net (loss) income per share includes shares issuable upon exercise of outstanding stock options, warrants, or conversion rights that have exercise or conversion prices below the market value of our common stock. Options, warrants and conversion rights pertaining to 461,790 and 411,726 shares of our common stock have been excluded from the computation of diluted loss per share at September 30, 2026 and 2025, respectively, because the effect is anti-dilutive due to the net loss.

The following table summarizes the outstanding securities not included in the computation of diluted net loss per share:

	September 30,
	2026	2025
Stock options	445,915	373,907
Warrants	10,000	31,944
Preferred stock	5,875	5,875
Total	461,790	411,726

3. LONG-TERM DEBT

Long-term debt consists of the following:

	Dollars in Thousands
	September 30, 2026	December 31, 2025
Connecticut Department of Economic and Community Development (DECD)	$59	$83
DECD debt issuance costs	(4)	(6)
May 2026 financed equipment loan	253	—
August 2026 financed equipment loan	39	—
Total long-term debt	347	77
Current portion of long-term debt	(114)	(30)
Long-term debt, net of current maturities	$233	$47

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

Amortization of the debt issuance costs were less than $1 thousand for the three months ended September 30, 2026 and 2025, respectively, and $2 thousand for the nine months ended September 30, 2026 and 2025, respectively.

May 2026 financed equipment loan.

In May 2026, the Company entered into a loan agreement to finance some laboratory equipment (the “Equipment Loan Agreement”). The total amount of the loan was $0.3 million and is secured by the equipment. The loan is a five-year loan and includes interest paid monthly at 8.9%.

As of September 30, 2026 and December 31, 2025, the outstanding balance under the Equipment Loan Agreement was $0.3 million and zero, respectively, and was included in current maturities of long-term debt and long-term debt in the Company’s condensed consolidated balance sheets.

August 2026 financed equipment loan.

In August 2026, the Company entered into a loan payment schedule to finance some laboratory equipment (the “Equipment Loan Payment Schedule”). The total amount of the loan was less than $0.1 million. The loan is non-interest bearing and the Company is required to make twelve equal monthly payments starting in September 2026. Imputed interest was immaterial.

As of September 30, 2026 and December 31, 2025, the outstanding balance under the Equipment Loan Payment Schedule was less than $0.1 million and zero, respectively, and was included in current maturities of long-term debt in the Company’s condensed consolidated balance sheets.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses at September 30, 2026 and December 31, 2025 are as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Accrued expenses	$321	$402
Accrued compensation	1,299	977
Accrued franchise, property and sales and use taxes	180	209
CHC temporary funding assistance	—	83
Accrued interest	19	19
	$1,819	$1,690

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

During the year ended December 31, 2024, the Company received approximately $1.1 million through CHC’s Temporary Assistance Program and began repayments during 2025. During the three and nine months ended September 30, 2026, the Company made repayments to CHC of approximately zero and $0.1 million, respectively. As of September 30, 2026 and December 31, 2025 the amount due to CHC was zero and $0.1 million, respectively.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings related to matters, which are incidental to its business. Also, the Company is delinquent on the payment of outstanding accounts payable for certain vendors and suppliers who have taken or have threatened to take legal action to collect such outstanding amounts. See below for a discussion on these matters.

PURCHASE COMMITMENTS

The Company has entered into purchase commitments for reagents from suppliers. Some of these agreements run through 2031. The Company and the suppliers will true up the amounts on an annual basis. The future minimum purchase commitments under these and other purchase agreements are approximately $2.4 million at September 30, 2026.

LEGAL PROCEEDINGS

CPA Global provides us with certain patent management services. On February 6, 2017, CPA Global claimed that we owed approximately $0.2 million for certain patent maintenance services rendered. CPA Global has not filed claims against us in connection with this allegation. A liability of less than $0.1 million has been recorded and is reflected in accounts payable within the accompanying condensed consolidated balance sheets at September 30, 2026 and December 31, 2025.

Data Security Litigation

On April 28, 2026, Karen Ballard filed a putative class action complaint against Precipio, Inc. in the United States District Court for the District of Connecticut, Case No.3:26-cv-00656. On May 5, 2026, Rebecca McKinney filed a separate putative class action complaint against the Company in the United States District Court for the District of Connecticut, Case No.3:26-cv-00687.

The complaints arise from the data security incident previously disclosed by the Company on December 4, 2025, and purport to be brought on behalf of individuals whose personally identifiable information or protected health information allegedly was affected by the incident.

The complaints generally allege that the Company failed to implement reasonable safeguards to protect patients’ personally identifiable information and protected health information, including, among other things, names, dates of birth, contact information, medical record numbers and medical information, in connection with the data security incident. The plaintiffs seek, among other relief, certification of the proposed classes, monetary damages, restitution, injunctive relief, attorneys’ fees, costs, and such other relief as the courts may determine appropriate.

The actions are at a preliminary stage. On June 8, 2026, the Court entered an order consolidating Ballard v. Precipio, Inc. and McKinney v. Precipio, Inc. into a single proceeding captioned In re Precipio, Inc. Data Security Litigation, Case No. 3:26-cv-00656-VDO (D. Conn).  The order further provides that subsequently filed putative class actions alleging the same or substantially similar allegations are subject to the consolidation procedures established by the Court. The Court subsequently granted plaintiffs’ request for an extension of time to file a consolidated complaint through approximately August 6, 2026.  A consolidated complaint was subsequently filed on August8, 2026.

Prior to having to respond to the consolidated complaint, the parties have reached an agreement in principle to settle the litigation, subject to final court approval. The Company's insurance carrier has agreed to fund the settlement in its entirety, and the Company does not expect to incur any direct settlement payment obligations. The proposed settlement remains subject to court approval and, if approved, is expected to resolve the litigation in accordance with its terms.

The Company continues to evaluate the appropriate accounting treatment of the settlement and the corresponding insurance coverage in accordance with applicable accounting standards.

LEGAL AND REGULATORY ENVIRONMENT

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirement, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers.

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

The Company also recognizes ROU assets from finance leases in connection with its HemeScreen Reagent Rental (“HSRR”) program and from finance leases for laboratory equipment. For certain customers in the HSRR program, the Company leases diagnostic testing equipment and then subleases the equipment to the customer.  Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date, and at the sublease commencement date the finance lease ROU asset is derecognized and is recorded as cost of sales in the condensed consolidated statements of operations. There were no derecognized finance lease ROU assets for the three and nine months ended
September 30, 2026, respectively.  Derecognized finance lease ROU assets for the three and nine months ended September 30, 2025 were zero and $4 thousand, respectively.

The balance sheet presentation of our operating and finance leases is as follows:

(dollars in thousands)
Classification on the Consolidated Balance Sheet	September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets, net	$2,448	$2,565
Finance lease right-of-use assets, net	823	998
Total lease assets	$3,271	$3,563

Liabilities:
Current:
Current maturities of operating lease liabilities	$515	$410
Current maturities of finance lease liabilities	200	209
Noncurrent:
Operating lease liabilities, less current maturities	2,032	2,206
Finance lease liabilities, less current maturities	598	751
Total lease liabilities	$3,345	$3,576

As of September 30, 2026, the estimated future minimum lease payments, excluding non-lease components, are as follows:

(dollars in thousands)	Operating Leases	Finance Leases	Total
2026 (remaining)	$176	$68	$244
2027	754	274	1,028
2028	798	233	1,031
2029	840	186	1,026
2030	352	129	481
Thereafter	173	78	251
Total lease obligations	3,093	968	4,061
Less: Amount representing interest	(546)	(170)	(716)
Present value of net minimum lease obligations	2,547	798	3,345
Less, current portion	(515)	(200)	(715)
Long term portion	$2,032	$598	$2,630

Other information as of September 30, 2026 and December 31, 2025 is as follows:

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years):
Operating leases	4.0	4.6
Finance leases	3.9	4.5
Weighted-average discount rate:
Operating leases	10.00%	10.00%
Finance leases	10.50%	10.70%

During the nine months ended September 30, 2026 and 2025, operating cash flows from operating leases were $0.3 million and $0.2 million, respectively, and operating lease ROU assets obtained in exchange for operating lease liabilities were $0.2 million and $2.2 million, respectively.

During the nine months ended September 30, 2026 and 2025, finance lease ROU assets obtained in exchange for finance lease liabilities were zero and $0.6 million, respectively.

Operating Lease Costs

Operating lease costs were approximately $0.2 million and $0.4 million during the three and nine months ended September 30, 2026, respectively. Operating lease costs were approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2025, respectively. These costs are primarily related to long-term operating leases for the Company’s facilities and laboratory equipment. Short-term and variable lease costs were less than $0.1 million for the three and nine months ended September 30, 2026 and 2025, respectively.

Finance Lease Costs

Finance lease amortization and interest expenses are $0.1 million and $0.2 million for the three and nine months ended September 30, 2026. Finance lease amortization and interest expenses are $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. The balances within these accounts are included in the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2026, the Company issued 2,537 and 8,387 shares of its common stock in connection with the exercise of 2,537 and 8,387 stock options. The stock option exercises resulted in net cash proceeds to the Company of $16 thousand and $58 thousand, respectively. There were no stock option exercises during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2026 and 2025, the Company issued 1,254 and 3,288 shares of its common stock, respectively, in connection with Board fees of less than $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company issued 4,623 and 25,945 shares of its common stock, respectively, in connection with Board fees of $0.1 million and $0.2 million, respectively.

Preferred Stock.

The Board is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, from time to time, with such designations, powers, preferences and rights and such qualifications, limitations, and restrictions as may be provided in a resolution or resolutions adopted by the Board.

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

There were no conversions of Series B Preferred Stock during the three and nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, the Company had 6,900 shares of Series B Preferred Stock designated and issued and 47 shares of Series B Preferred Stock outstanding. Based on the stated value of $1 thousand per share and a conversion price of $8.00 per share, the outstanding shares of Series B Preferred Stock at September 30, 2026 were convertible into 5,875 shares of common stock.

Treasury Stock.

During the three and nine months ended September 30, 2026, the company recorded repurchases of zero and 974 shares of common stock, respectively, with a value of zero and $29 thousand, respectively. The repurchases were the result of stock option exercises processed as net exercises, whereby shares of the Company’s common stock otherwise issuable upon exercise were withheld to fund the aggregate exercise price.

The repurchased shares are recorded as treasury stock within the accompanying condensed consolidated balance sheets at September 30, 2026 and December 31, 2025. There were 974 and zero shares of treasury stock as of September 30, 2026 and December 31, 2025, respectively

Common Stock Warrants.

The following represents a summary of the warrants outstanding as of September 30, 2026:

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

9. EQUITY INCENTIVE PLAN

The Company currently issues stock awards under its 2017 Stock Option and Incentive Plan, as amended (the “2017 Plan”), which will expire on June 5, 2027. The shares authorized for issuance under the 2017 Plan were 484,425 at September 30, 2026, of which 12,283 were available for future grant. The shares authorized under the 2017 Plan are subject to annual increases on January 1 by 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lessor number of shares determined by the Board or Compensation

Committee of the Board. During the nine months ended September 30, 2026, the shares authorized for issuance increased by 89,045 shares.

Stock Options.

The Company accounts for all stock-based compensation payments to employees and directors, including grants of employee stock options, at fair value at the date of grant and expenses the benefit in operating expense in the condensed consolidated statements of operations over the service period of the awards. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. The Company records the expense for stock-based compensation awards subject to market-condition vesting over a derived service period which is calculated at the grant date. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes or other option pricing models, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate, and estimated forfeiture rate.

During the nine months ended September 30, 2026, the Company granted stock options to purchase up to 100,000 shares of common stock at a weighted average exercise price of $23.94 per share. The stock options granted have either time-based or market-condition vesting.

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

The following table summarizes stock option activity under our plans during the nine months ended September 30, 2026:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2026	359,306	$7.13
Granted	100,000	23.94
Exercised	(8,387)	6.88
Forfeited	(5,004)	11.61
Outstanding at September 30, 2026	445,915	$10.86
Exercisable at September 30, 2026	303,283	$7.90

As of September 30, 2026, there were 430,438 options that were vested or expected to vest with aggregate intrinsic value of $5.5 million and a remaining weighted average contractual life of 6.5 years.

Restricted Stock Awards.

Restricted stock awards are subject to vesting restrictions. If a grantee’s service with the Company is terminated prior to vesting of the restricted stock, all unvested shares shall be forfeited and returned to the Company. Upon vesting, the restricted stock award shall no longer be deemed restricted.

As of September 30, 2026 and December 31, 2025, there were no restricted stock awards that were unvested.

There were no restricted stock awards granted during the three and nine months ended September 30, 2026 and 2025, respectively.

Stock Compensation.

For the three and nine months ended September 30, 2026, we recorded non-cash stock-based compensation expense for all stock awards of approximately $0.1 million and $1.8 million, respectively, within operating expense in the accompanying statements of operations. For the three and nine months ended September 30, 2025, we recorded non-cash stock-based compensation expense for all stock awards of $0.2 million and $1.1 million, respectively. As of September 30, 2026, the unrecognized compensation expense related to unvested stock awards was $0.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

Step 3: Determine the transaction price.  Sub-steps include variable consideration, constraining estimates of variable consideration, the existence of a significant financing component in the contract, noncash consideration, and consideration payable to a customer.

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

Disaggregation of Revenues by Transaction Type

We operate in one business segment and, therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Service revenue, net for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,
(dollars in thousands)	Diagnostic Testing
	2026	2025
Medicaid	$22	$11
Medicare	2,374	2,788
Self-pay	12	4
Third party payers	3,910	3,318
Contract diagnostics and other	57	43
Service revenue, net	$6,375	$6,164

	For the Nine Months Ended September 30,
(dollars in thousands)	Diagnostic Testing
	2026	2025
Medicaid	$78	$24
Medicare	7,986	6,977
Self-pay	23	14
Third party payers	10,528	8,327
Contract diagnostics and other	177	84
Service revenue, net	$18,792	$15,426

Revenue from the Medicare and Medicaid programs account for a portion of the Company’s patient diagnostic service revenue. Laws and regulations governing those programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method based on historical experience. The Company does not typically enter arrangements where multiple contracts can be combined as the terms regarding services are generally found within a single agreement/requisition form. The Company derives its revenues from the following types of transactions: diagnostic testing (“Diagnostic”), revenues from the Company’s ICP technology and bio-pharma projects encompassing genetic diagnostics (collectively, “Biomarker”), revenues from clinical research grants from state and federal research programs and diagnostic product sales, including revenues from equipment leases and reagent sales associated with our HSRR program.

Deferred revenue

Deferred revenue, or unearned revenue, refers to advance payments for products or services that are to be delivered in the future. The Company records such prepayment of unearned revenue as a liability, as revenue that has not yet been earned, but represents products or services that are owed to a customer. As the product or service is delivered over time, the Company recognizes the appropriate amount of revenue from deferred revenue. For the periods ended September 30, 2026 and December 31, 2025, the deferred revenue was $0.1 million and $0.3 million, respectively.

Contractual Allowances and Adjustments

We are reimbursed by payers for services we provide. Payments for services covered by payers average less than billed charges. We monitor revenue and receivables from payers and record an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts ultimately reimbursed by payers. Accordingly, the total revenue and receivables reported in our condensed consolidated financial statements are recorded at the amounts expected to be received from these payers. For service revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payer/product mix. The billing functions for the remaining portion of our revenue are contracted and fixed fees for specific services and are recorded without an allowance for contractual discounts. The following table presents our revenues initially recognized for each associated payer class during the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2026	2025	2026	2025	2026	2025
Medicaid	$22	$11	$—	$—	$22	$11
Medicare	2,374	2,788	—	—	2,374	2,788
Self-pay	12	4	—	—	12	4
Third party payers	12,947	11,612	(9,037)	(8,294)	3,910	3,318
Contract diagnostics and other	57	43	—	—	57	43
	15,412	14,458	(9,037)	(8,294)	6,375	6,164
Product	1,010	721	—	—	1,010	721
	$16,422	$15,179	$(9,037)	$(8,294)	$7,385	$6,885

	For the Nine Months Ended September 30,
(dollars in thousands)			Contractual Allowances and		Revenues, net of Contractual
	Gross Revenues		adjustments		Allowances and adjustments
	2026	2025	2026	2025	2026	2025
Medicaid	$78	$24	$—	$—	$78	$24
Medicare	7,986	6,977	—	—	7,986	6,977
Self-pay	23	14	—	—	23	14
Third party payers	35,986	29,141	(25,458)	(20,814)	10,528	8,327
Contract diagnostics and other	177	84	—	—	177	84
	44,250	36,240	(25,458)	(20,814)	18,792	15,426
Product	2,575	1,999	—	—	2,575	1,999
	$46,825	$38,239	$(25,458)	$(20,814)	$21,367	$17,425

Allowance for Credit Losses

The Company provides for a general allowance for collectability of services when recording net sales. The Company has adopted the policy of recognizing net sales to the extent it expects to collect that amount. Reference is made to FASB ASC 954-605-45-5 and ASU 2011-07, Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Credit Loss, and the Allowance for Credit Losses. The change in the allowance for credit losses is directly related to the increase in patient service revenues. The following table presents our reported revenues net of the collection allowance and adjustments for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2026	2025	2026	2025	2026	2025
Medicaid	$22	$11	$—	$(1)	$22	$10
Medicare	2,374	2,788	(36)	(51)	2,338	2,737
Self-pay	12	4	—	—	12	4
Third party payers	3,910	3,318	(18)	(66)	3,892	3,252
Contract diagnostics and other	57	43	—	—	57	43
	6,375	6,164	(54)	(118)	6,321	6,046
Product	1,010	721	—	—	1,010	721
	$7,385	$6,885	$(54)	$(118)	$7,331	$6,767

	For the Nine Months Ended September 30,
	Revenues, net of
(dollars in thousands)	Contractual Allowances		Allowances for credit
	and adjustments		losses		Total
	2026	2025	2026	2025	2026	2025
Medicaid	$78	$24	$(1)	$32	$77	$56
Medicare	7,986	6,977	(218)	(42)	7,768	6,935
Self-pay	23	14	—	—	23	14
Third party payers	10,528	8,327	(85)	(65)	10,443	8,262
Contract diagnostics and other	177	84	—	—	177	84
	18,792	15,426	(304)	(75)	18,488	15,351
Product	2,575	1,999	—	—	2,575	1,999
	$21,367	$17,425	$(304)	$(75)	$21,063	$17,350

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

The following summarizes the mix of receivables outstanding related to payer categories:

(dollars in thousands)	September 30, 2026	December 31, 2025
Medicaid	$29	$19
Medicare	2,445	1,838
Self-pay	24	16
Third party payers	112	859
Contract diagnostic services, product and other	786	297
	$3,396	$3,029
Less allowance for credit losses	(1,349)	(1,045)
Accounts receivable, net	$2,047	$1,984

The following table presents the roll-forward of the allowance for credit losses for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Balance, January 1	$(1,045)	$(995)
Provision for credit losses:
Medicaid	(1)	32
Medicare	(217)	(42)
Self-pay	—	—
Third party payers	(86)	(65)
	(304)	(75)
Credit loss income	—	20
Total charges	(304)	(55)
Balance, September 30	$(1,349)	$(1,050)

Customer Revenue and Accounts Receivable Concentration

Our customers are oncologists, hospitals, reference laboratories, physician-office laboratories, and pharma and biotech companies. Customers that accounted for 10% or greater of our net sales or accounts receivable for the identified periods is as follows:

	Net sales		Net sales		Accounts receivable, as of
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025

Customer A	21%	27%	26%	16%	21%	34%
Customer B	*	11%	*	*	*	12%
Customer C	12%	*	10%	*	*	10%
Customer D	*	*	*	*	23%	*

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

	Dollars in Thousands		Dollars in Thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$7,331	$6,767	$21,063	$17,350
Less expense:
Cost of sales	3,953	3,762	11,824	9,776
Operating expenses (1)	3,376	3,066	11,264	9,318
Other segment expense (2)	10	18	(355)	(855)
Net loss	$(8)	$(79)	$(1,670)	$(889)

(1) Operating expenses include sales and marketing expenses, general and administrative expenses, research and development expenses, and stock-based compensation.

(2) Other segment items include interest income, interest expense, gain on write-off of liability, and other income, including Employee Retention Credits received.

12. EMPLOYEE RETENTION CREDIT

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the provisions of the CARES Act, and the subsequent extensions, the Company became eligible to apply for a refundable Employee Retention Credit (the “ERC”) subject to certain criteria, which could be used to offset payroll tax liabilities.

In November 2022, the Company submitted an ERC claim totaling approximately $1.5 million. During the three and nine months ended September 30, 2026, the Company received payments for part of the ERC claim totaling zero and approximately $0.4 million, respectively. During the three and nine months ended September 30, 2025, the Company received payments totaling zero and approximately $0.8 million, respectively.

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

13. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2026 through the date of this Quarterly Report on Form 10-Q, and there are no other events to report other than what has been disclosed in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q or the information incorporated herein by reference, including this Management’s Discussion and Analysis, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. These statements are based on management’s current views, assumptions or beliefs of future events and financial performance and are subject to uncertainty and changes in circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. Many factors could affect our actual financial results and cause them to vary materially from the expectations contained in the forward-looking statements. These factors include, among other things: our expected revenue, income (loss), receivables, operating expenses, the effects of a cyberattack on us or our operations, the nature, cost and outcome of any pending or potential litigation and other legal proceedings, supplier pricing, availability and prices of raw materials, insurance reimbursements, product pricing, foreign currency exchange rates, sources of funding operations and acquisitions, our ability to raise funds, sufficiency of available liquidity, future interest and inflation costs, future economic circumstances, business strategy, industry conditions and key trends, our ability to execute our operating plans, the success of our cost savings initiatives, competitive environment and related market conditions, our ability to comply with the listing requirements of the Nasdaq Capital Market, expected financial and other benefits from our organizational restructuring activities, geopolitical uncertainties including the ongoing Russia and Ukraine conflict and the Israel-Hamas war, actions of governments and regulatory factors affecting our business, projections of future earnings, revenues, synergies, accretion or other financial items, any statements of the plans, strategies and objectives of management for future operations, retaining key employees and other risks as described in our reports filed with the SEC. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or the negative of such terms and other similar expressions.

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

The following discussion should be read together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and with the audited financial statements, related notes, and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we filed with the Securities and Exchange Commission on March 30, 2026. Results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be attained in the future.

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

Going Concern

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business and do not include any adjustments that might result should we be unable to continue as a going concern. We have incurred substantial operating losses for the past several years and while we have shown cash provided by our operating activities over the past 18 months, this was largely aided by $1.2 million in payments received related to non-recurring Employee Retention Credits. See Note 12 Employee Retention Credit. For the nine months ended September 30, 2026, we had an operating loss of $2.0 million and net cash provided by operating activities of $1.3 million. As of September 30, 2026, we had an accumulated deficit of $104.5 million and working capital of $3.1 million. Our ability to continue as a going concern over the next twelve months from the date the condensed consolidated financial statements were issued is dependent upon a combination of achieving our business plan, including generating additional revenue, and raising additional financing to meet our debt obligations and paying liabilities arising from normal business operations when they come due.

Notwithstanding the aforementioned circumstances, there remains substantial doubt about our ability to continue as a going concern over the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. There can be no assurance that we will be able to successfully achieve our initiatives summarized above in order to continue as a going concern.

One Big Beautiful Bill Act of 2025

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact us. The legislation has various effective dates between 2025 and 2027, and we will continue to evaluate any changes needed when additional guidance becomes available.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Service revenue, net, less allowance for credit loss	$6,321	$6,046	$275	5%
Product revenue	1,010	721	289	40%
Net Sales	$7,331	$6,767	$564	8%

Net sales for the three months ended September 30, 2026 were approximately $7.3 million, an increase of $0.6 million as compared to the same period in 2025. During the three months ended September 30, 2026, patient diagnostic service revenue, net, increased by $0.3 million as compared to the same period in 2025. We processed 4,582 cases during the three months ended September 30, 2026 as compared to 4,258 cases during the same period in 2025, or an 8% increase in cases. The increase in number of cases processed was partially offset by a lower average price per case during the 2026 period due to a different mix of case types. Product revenue for the three months ended September 30, 2026 increased $0.3 million as compared to the prior year third quarter, primarily reflecting revenue generated from new product related projects and activity unrelated to historic product sales.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products, and other direct costs (primarily personnel costs, pathologist interpretation costs and rent) associated with the operations of our laboratory. Cost of sales increased by $0.2 million for the three months ended September 30, 2026 as compared to the same period in 2025. The increase is primarily attributable to increases in reagents, operating supplies, and shipping costs all due to the higher number of cases processed, as discussed above, partially offset by reduced costs related to product revenues.

Gross Profit and Gross Margins. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Three Months Ended
	September 30,		Change
	2026	2025	$	%
Gross Profit	$3,378	$3,005	373	2
Gross Margin	46%	44%

Gross profit was approximately $3.4 million and $3.0 million during the three months ended September 30, 2026 and 2025, respectively. The gross profit increased $0.4 million during the three months ended September 30, 2026 as compared to the prior year period, as a result of increases in case volume and revenue. The gross margin was 46% and 44% for the three months ended September 30, 2026 and 2025, respectively. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume or average price per case will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs, and depreciation and amortization. Our operating expenses increased by

$0.3 million for the three months ended September 30, 2026 as compared to the same period in 2025. For the three months ended September 30, 2026: (1) general and administrative expenses increased by $0.3 million primarily due to increased personnel costs and legal and professional fees, (2) sales and marketing expenses remained flat with the same period in 2025 and included an increase of $0.2 million in personnel costs related to new hires in our product division sales force, offset by a decrease of $0.2 million in personnel costs related to service revenues, (3) research and development expenses increased by $0.1 million as compared to the prior year period, and (4) stock-based compensation, which is a non-cash expense, decreased by approximately $0.1 million.

Other Expense. We recorded net other expense of $10 thousand and $18 thousand for the three months ended September 30, 2026 and 2025, respectively. These amounts were mostly related to net interest expense.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Net Sales. Net sales were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Service revenue, net, less allowance for credit loss	$18,488	$15,351	$3,137	20%
Product revenue	2,575	1,999	576	29%
Net Sales	$21,063	$17,350	$3,713	21%

Net sales for the nine months ended September 30, 2026 were approximately $21.1 million, an increase of $3.7 million as compared to the same period in 2025. During the nine months ended September 30, 2026, patient diagnostic service revenue, net, increased $3.1 million as compared to the same period in 2025. This increase was due to a greater number of cases processed in the current year period. We processed 14,146 cases during the nine months ended September 30, 2026 as compared to 10,971 cases during the same period in 2025, or a 29% increase in cases. The benefit of the increase in cases billed during the nine months ended September 30, 2026 as compared to the same period of 2025 was partially offset by a lower average price per case during the current year as a result of a different mix of case types. Product revenue for the nine months ended September 30, 2026 increased by $0.6 million.

Cost of Sales. Cost of sales includes material and supply costs for the patient tests performed, costs related to products, and other direct costs (primarily personnel costs, pathologist interpretation costs, and rent) associated with the operations of our laboratory. Cost of sales increased by $2.0 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase is primarily attributable to increases in reagents, operating supplies, personnel costs, and pathologist interpretation costs all due to the higher number of cases processed, as discussed above.

Gross Profit and Gross Margins. Gross profit and gross margins were as follows:

	Dollars in Thousands
	Nine Months Ended
	September 30,		Change
	2026	2025	$	%
Gross Profit	$9,239	7,574	1,665	18
Gross Margin	44%	44%

Gross profit was approximately $9.2 million and $7.6 million during the nine months ended September 30, 2026 and 2025, respectively. The gross profit increased $1.7 million during the nine months ended September 30, 2026 as compared to the prior year period, as a result of increases in case volume and revenue. The gross margin was 44% for the nine months ended September 30, 2026 and 2025. We operate a fully staffed CLIA and College of American Pathologists (“CAP”) certified clinical pathology and molecular laboratory. As such, it is necessary to maintain appropriate staffing levels to provide industry standard laboratory processing and reporting to ordering physicians. An increase in case volume or average price per case will enable our laboratory to yield economies of scale and to leverage fixed expenses.

Operating Expenses. Operating expenses primarily consist of personnel costs, professional fees, travel costs, facility costs, stock-based compensation costs, and depreciation and amortization. Our operating expenses increased by $1.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025. For the nine months ended September 30, 2026: (1) general and administrative expenses increased by $0.5 million primarily due to increased personnel costs and legal and professional fees, (2) sales and marketing expenses increased by $0.4 million due to increased personnel and recruiting costs, specifically related to new hires in our product division sales force, (3) research and development expenses increased by $0.3 million due to increased personnel costs, and (4) stock-based compensation, which is a non-cash expense, increased by $0.7 million.

Other Expense. We recorded net other income of $0.4 million for the nine months ended September 30, 2026, which included income of $0.4 million from the receipt of Employee Retention Credits partially offset by net interest expense of $34 thousand. We recorded net other income of $0.9 million for the nine months ended September 30, 2025 which included income of $0.1 million from the gain on settlement of liabilities, income of $0.8 million from the receipt of Employee Retention Credits, and net interest expense of $57 thousand.

Liquidity and Capital Resources

Our working capital positions were as follows (in thousands):

	September 30, 2026	December 31, 2025	Change
Current assets (including cash of $3,576 and $2,651 respectively)	$7,047	$6,039	$1,008
Current liabilities	3,985	3,752	233
Working capital	$3,062	$2,287	$775

Analysis of Cash Flows – Nine Months Ended September 30, 2026 and 2025

	Dollars in Thousands
	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$1,334	$319	$1,015
Net cash used in investing activities	(238)	(251)	13
Net cash (used in) provided by financing activities	(171)	848	(1,019)
Net change in cash	$925	$916	$9

Cash Flows Provided by Operating Activities. The cash flows provided by operating activities of $1.3 million during the nine months ended September 30, 2026 included an increase in accounts payable of $0.1 million, an increase in accrued expenses of $0.1 million, and non-cash adjustments of $3.7 million. These were partially offset by a net loss of $1.7 million, an increase in accounts receivables and other assets of $0.4 million, a decrease in operating lease liabilities of $0.3 million, and a decrease in deferred revenue of $0.2 million. The non-cash adjustments included $0.3 million for the change in provision for credit losses. We routinely provide a reserve for credit losses as a result of having limited in-network payer contracts. The other non-cash adjustments to net loss of approximately $3.4 million include, among other things, depreciation and amortization, and stock-based compensation. The cash flows provided by operating activities of $0.3 million during the nine months ended September 30, 2025 included an increase in accounts payable of $0.5 million, an increase in deferred revenues of $0.1 million, and non-cash adjustments of $2.4 million. These were partially offset by a net loss of $0.9 million, a decrease in other assets of $0.1 million, an increase in accounts receivables of $1.2 million, an increase in inventories of $0.1 million, a decrease in operating lease liabilities of $0.2 million, and a decrease in accrued expenses of $0.2 million.

Cash Flows Used In Investing Activities. Cash flows used in investing activities were approximately $0.2 million and $0.3 million, respectively, for the nine months ended September 30, 2026 and 2025 resulting from purchases of property and equipment.

Cash Flows (Used in) Provided By Financing Activities. Cash flows used in financing activities totaled $0.2 million for the nine months ended September 30, 2026, which included payments on our long-term debt and finance lease obligations. Cash flows provided by financing activities totaled $0.8 million for the nine months ended September 30, 2025, which included $1.3 million in proceeds from the exercise of warrants partially offset by $0.5 million in payments on our long-term debt and finance lease obligations.

For further information regarding our future funding requirements, see the Going Concern disclosure in Note 1 of the notes to the unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At each of September 30, 2026 and December 31, 2025, other than certain purchase commitments of approximately $2.4 million and $3.1 million, respectively, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The purchase commitments are mostly for laboratory reagents used in our normal operating business.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended September 30, 2026 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual financial results based on judgments or estimates may vary under different assumptions or circumstances. Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026.

Recently Issued Accounting Pronouncements

See the accompanying unaudited condensed consolidated financial statements and Note 2 - “Summary of Significant Accounting Policies” in the notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding recently issued accounting pronouncements.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods, labor, or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three and nine months ended September 30, 2026 and 2025. We cannot assure you, however, that we will be able to increase the prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirement, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers.

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

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, misuse, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential information and personal information about our patients, customers and personnel and rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, data breaches or cybersecurity incidents. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third-parties to prevent or mitigate cybersecurity incidents, data breaches, or improper access to, misuse of, or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents, data breaches, or other adverse events, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Cyberattacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, intentional or inadvertent wrongful conduct by insider employees or vendors, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful ransomware, malware, denial-of-service attacks, social engineering fraud (including phishing attacks) or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes.

We maintain our information technology systems with safeguards designed to protect against cyberattacks including passive intrusion protection, firewalls, and virus detection software. However, these safeguards do not ensure that a significant cyberattack could not occur. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyberattacks.

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

On December 4, 2025, we reported that we experienced a cybersecurity incident involving unauthorized access to an employee’s cloud-based storage account that resulted in unauthorized access to certain personally identifiable information and protected health information of individuals. In response, we initiated an investigation, engaged third-party cybersecurity specialists, secured the impacted account, notified law enforcement authorities, and undertook a review of the affected files, which was preliminarily completed in March 2026. We began providing notice to potentially affected individuals in April 2026. We continue to assess the potential impacts of the incident, including any regulatory, legal, or financial implications. In April and May 2026, two putative class action complaints were filed against us in the United States District Court for the District of Connecticut on behalf of individuals whose information was allegedly affected by the incident. Those actions have been consolidated. The parties have reached an agreement in principle to settle the litigation, subject to final court approval. The Company's insurance carrier has agreed to fund the settlement in its entirety, and the Company does not expect to incur any direct settlement payment obligations. The proposed settlement remains subject to court approval and, if approved, is expected to resolve the litigation in accordance with its terms. We may become subject to additional litigation, regulatory inquiries or enforcement actions arising from the incident, and the costs of defending these matters and any resulting liability could be significant and may exceed our available insurance coverage. While we have taken mitigation steps, there can be no assurance that similar incidents will not occur in the future or that additional impacts from this or related incidents will not be identified.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, we did not have any sales of unregistered securities.

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

PRECIPIO, INC.

Date: November 10, 2026	By:	/S/ ILAN DANIELI
Ilan Danieli
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/S/ MATTHEW GAGE
Matthew Gage
Chief Financial Officer (Principal Financial and Accounting Officer)